Form 10-Q
period 1996-03-31
TYLER CORP /NEW/
filed 1996-05-14
CIK 860731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10485


                               TYLER CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 75-2303920
    (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                  identification no.)


                           2121 SAN JACINTO STREET
                      SUITE 3200, DALLAS, TEXAS  75201
                  (Address of principal executive offices)
                                 (Zip code)


                               (214) 754-7800
            (Registrant's telephone number, including area code)


                                    NONE
            (Former name, former address and former fiscal year,
                       if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Number of shares of common stock of registrant outstanding at
May 10, 1996:  19,875,454

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TYLER CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                               March 31       December 31       March 31
                                                 1996             1995            1995
                                             ------------     ------------    ------------
ASSETS

Current assets
  Cash and cash equivalents                  $ 12,647,000     $  3,247,000    $  1,627,000
  Accounts receivable (less allowance
    for losses of:  3/31/96 - $441,000;
    12/31/95 - $396,000; 3/31/95 -
    $708,000)                                   8,915,000       16,250,000       9,512,000
  Amount due from Union
    Acquisition Corporation                       --             7,599,000          -
  Merchandise inventories                      22,044,000       22,258,000      24,188,000
  Income tax receivable                         4,374,000        4,361,000       2,538,000
  Prepaid expense                               5,274,000        5,529,000       2,456,000
  Deferred income tax benefit                   1,406,000        1,406,000       3,981,000
                                             ------------     ------------    ------------

    Total current assets                       54,660,000       60,650,000      44,302,000

Net assets of discontinued operations (1)          --               --          99,338,000

Property, plant and equipment, at cost         16,260,000       16,062,000      16,526,000
  Less allowance for depreciation               6,714,000        6,376,000       5,598,000
                                             ------------     ------------    ------------

                                                9,546,000        9,686,000      10,928,000
Other assets
  Goodwill and other intangibles               53,688,000       54,265,000      57,219,000
  Sundry                                        3,397,000        4,036,000       3,190,000
                                             ------------     ------------    ------------
                                               57,085,000       58,301,000      60,409,000
                                             ------------     ------------    ------------
                                             $121,291,000     $128,637,000    $214,977,000
                                             ============     ============    ============

See accompanying notes.

                              TYLER CORPORATION

                                 (Unaudited)

                                                March 31       December 31      March 31
                                                  1996            1995            1995
                                              ------------    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                            $  6,773,000    $  7,587,000    $  8,122,000
  Accrued liabilities                            9,659,000      15,972,000      16,681,000
                                              ------------    ------------    ------------
    Total current liabilities                   16,432,000      23,559,000      24,803,000

Deferred income tax                              8,058,000       8,058,000       8,084,000
Other liabilities                                3,525,000       3,658,000       5,058,000
Long-term debt                                      --              --          68,050,000

Commitments and contingencies (2)

Shareholders' equity
  Common stock ($.01 par value, 50,000,000
    shares authorized, 21,309,277 shares
    issued)                                        213,000         213,000         213,000
  Capital surplus                               48,538,000      48,538,000      48,575,000
  Retained earnings                             51,161,000      51,247,000      66,899,000
                                              ------------    ------------    ------------
                                                99,912,000      99,998,000     115,687,000
  Less treasury shares, at cost:  (3/31/96 -
    1,433,823; 12/31/95 - 1,433,783;
    3/31/95 - 1,447,178)                         6,636,000       6,636,000       6,705,000
                                              ------------    ------------    ------------
    Total shareholders' equity                  93,276,000      93,362,000     108,982,000
                                              ------------    ------------    ------------

                                              $121,291,000    $128,637,000    $214,977,000
                                              ============    ============    ============




See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                          Three Months Ended March 31
                                          ----------------------------

                                              1996            1995
                                          ------------    ------------
Net sales                                 $ 30,764,000    $ 30,477,000
Costs and expenses
  Cost of sales                             14,204,000      14,230,000
  Selling, general and administrative
    expenses                                16,817,000      18,441,000
  Interest (income) expense, net               (70,000)        660,000
                                          ------------    ------------

                                            30,951,000      33,331,000
                                          ------------    ------------

Loss from continuing operations
  before income tax benefit                   (187,000)     (2,854,000)
Income tax benefit                            (101,000)     (1,455,000)
                                          ------------    ------------

Loss from continuing operations                (86,000)     (1,399,000)

Income from discontinued operations,
  net of income tax (1)                         --              78,000
                                          ------------    ------------

Net loss                                  $    (86,000)   $ (1,321,000)
                                          ============    ============

Loss per common share
  Continuing operations                   $        .00    $       (.07)
  Discontinued operations                       --                 .00
                                          ------------    ------------

Net loss per common share                 $        .00    $       (.07)
                                          ============    ============

Average shares outstanding during
  the period                                19,875,000      19,861,000



See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                              Three Months Ended March 31
                                              ---------------------------
                                                  1996           1995
                                              ------------   ------------
Cash flows from operating activities
  Net loss                                    $    (86,000)  $ (1,321,000)
  Adjustments to reconcile net loss
    to net cash provided (used) by operations
    Depreciation and amortization                1,023,000      1,158,000
    Provision for losses on
      accounts receivable                           60,000         71,000
    Decrease in accounts receivable              7,275,000      9,958,000
    Decrease in inventories                        214,000        758,000
    Increase in income tax receivable              (13,000)    (2,538,000)
    Decrease in prepaid expense                    255,000        561,000
    Decrease in accounts payable                  (814,000)      (397,000)
    Decrease in accrued liabilities             (4,993,000)      (268,000)
    Decrease in income tax payable                  --           (947,000)
    Decrease in other liabilities                 (133,000)       (33,000)
    Discontinued operations-noncash charges
      and working capital changes                   --         (7,416,000)
                                              ------------    -----------
      Net cash provided (used) by operations     2,788,000       (414,000)
                                              ------------    -----------

Cash flows from investing activities
  Net amount due from Union
    Acquisition Corporation                      7,599,000         --
  Additions to property, plant and
    equipment                                     (664,000)      (303,000)
  Cost of acquisition                           (1,320,000)        --
  Proceeds from disposal of property,
    plant and equipment                            358,000         --
  Investing activities of discontinued
    operations                                      --         (3,872,000)
  Other                                            639,000       (236,000)
                                              ------------    -----------
      Net cash provided (used)
        by investing activities                  6,612,000     (4,411,000)
                                              ------------    -----------

Cash flows from financing activities
  Long-term borrowings                              --          4,550,000
  Issuance of common stock                          --              5,000
                                              ------------    -----------
      Net cash provided by
        financing activities                        --          4,555,000
                                              ------------    -----------

Net increase (decrease) in cash
  and cash equivalents                           9,400,000       (270,000)
Cash and cash equivalents at beginning
  of period                                      3,247,000      1,897,000
                                              ------------    -----------
Cash and cash equivalents at end of period    $ 12,647,000    $ 1,627,000
                                              ============    ===========

Supplemental disclosures
  Interest paid                               $      1,000   $  1,012,000
  Income tax (received) paid                  $   (268,000)  $  2,011,000

See accompanying notes.

                               Tyler Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)    Discontinued Operations

       On December 1, 1995, Tyler Corporation ("the Company") sold all the outstanding capital stock of Swan Transportation Company ("Swan") to Union Acquisition Corporation ("Union"), an Alabama corporation. In the same transaction, Tyler Pipe Industries, Inc. ("Tyler Pipe"), a wholly owned subsidiary of the Company, sold substantially all of its assets to Union, and Union assumed substantially all the liabilities of Tyler Pipe. The results of these entities are included as discontinued operations. The assets Tyler Pipe sold and the liabilities Union assumed included all those relating to Tyler Pipe's business of manufacturing and marketing cast iron pipe and fittings, excluding cash and certain other assets and liabilities. Swan is a motor-carrier company that provided transportation services to Tyler Pipe prior to the closing.

       Union agreed to purchase the stock of Swan and assets of Tyler Pipe for total consideration of $85,000,000 based on a July 1, 1995, balance sheet, including a $15,000,000 Promissory Note payable to Tyler Pipe subject to adjustment for net cash distributions to the Company from Tyler Pipe from July 1, 1995, through the closing date and certain other items. Tyler Pipe distributed approximately $17,700,000 to the Company from July 1, 1995, through closing. At the closing, Tyler Pipe received $58,540,000 in cash which was used primarily to reduce the Company's bank debt. In January 1996, Tyler Pipe paid Union $6,864,000 to adjust the purchase price principally for seasonal working capital reductions in the fourth quarter of 1995 through the closing, and sold the Promissory Note for $14,463,000.

       The net assets of discontinued operations at March 31, 1995, consist principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities), property, plant and equipment, and intangibles and other assets of Tyler Pipe. Net sales of discontinued operations for the three months ended March 31, 1995, were $49,816,000. Results of discontinued operations include interest expense on debt associated with discontinued operations of $845,000 for the three months ended March 31, 1995.

       Income tax of $81,000 has been provided on discontinued operations based on the income tax resulting from inclusion of the discontinued segment in the Company's consolidated federal income tax return.

       Subsequent to the closing, Tyler Pipe was renamed TPI of Texas, Inc. ("TPI"). TPI is subject to various environmental laws and regulations and, as such, is involved in environmental matters related to the manufacturing operations conducted prior to the sale of TPI. TPI is also involved in legal actions, including allegations of anticompetitive business practices and claims arising in the ordinary course of business. Certain contingent liabilities related to these matters were retained by TPI in the transaction. See "Commitments and Contingencies" footnote.

(2)      Commitments and Contingencies


       The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of TPI of Texas, Inc. (formerly named Tyler Pipe Industries, Inc.) ("TPI"), Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on- site and off-site remediation. The foundry was operated on the site from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. Subsequently, the property was sold to other persons who have operated a salvage yard on the site. TPI and the NJDEPE have agreed to an administrative consent order for TPI to perform a remedial investigation. While TPI has not committed to further action, it is probable that the NJDEPE will seek to require TPI to remediate the site. TPI denies liability because it never owned the property. In connection with the sale of the assets of TPI to Union, an affiliate of McWane, Inc., on December 1, 1995, pursuant to an acquisition agreement among the Company, TPI and Union (the "Acquisition Agreement"), Union agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, Union agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that Union agreed to reimburse TPI in connection with this matter is $6,500,000. Union, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation incurred by TPI. Some costs may also be covered by insurance although the insurance carriers are expected to deny coverage. TPI expects Union, on its behalf, to proceed against such insurance carriers seeking coverage of remediation costs. Environmental consultants have been engaged to estimate the extent of environmental contamination.

       In June 1992 Anaheim Foundry Co. ("Anaheim") sued TPI in federal district court in the Central District of California alleging that TPI violated various antitrust laws and making other common law claims of anticompetitive business practices. Anaheim seeks unspecified actual damages (which may be trebled under antitrust laws), punitive damages, attorneys' fees and injunctive relief. Union, on behalf of TPI, is defending this lawsuit vigorously.

       On January 18, 1988, the Environmental Protection Agency ("EPA") notified TPI that it is a potentially responsible party at the Novak Sanitary Landfill Superfund site in Lehigh County, Pennsylvania (the "Novak Site"). A number of other potentially responsible parties have also been identified and notified by the EPA. While TPI has participated in the costs of a remedial investigation and feasibility study, Union, on behalf of TPI, is contesting its inclusion on the list of potentially responsible parties based upon the nonhazardous character of the wastes it sent to the site.

       Pursuant to the Acquisition Agreement, Union agreed to manage and direct the prosecution or defense of certain matters on behalf of TPI, including but not limited to the Anaheim suit and remediation of the Novak Site, and to reimburse related costs and expenses. Union agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter, and one-half of such expenses in excess of $750,000. The maximum amount that Union agreed to reimburse TPI in connection with all of these matters excluding Jersey-Tyler is $8,000,000.

       Although it is impossible to predict the outcome of legal or regulatory proceedings, based on the Company's negotiations and activities before the sale of TPI's business, the Company believes that substantially all of the costs, expenses and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by Union pursuant to the Acquisition Agreement.

       In connection with the sale of assets of Tyler Pipe, the Company retained some additional legal exposure. However, the Company believes that the resolution of any potential legal proceedings would not be material.

       In June 1995 Forest City was sued by a former executive in the Court of Common Pleas of Cuyahoga County, Ohio alleging that Forest City terminated the plaintiff because of his age and making other common law claims arising out of his termination. The plaintiff seeks damages in excess of $16,000,000. Forest City is defending this lawsuit vigorously. The case has subsequently been moved to federal district court in Cleveland. The Company expects that the outcome of this lawsuit will not have a material adverse effect on its consolidated financial position or results of operations and believes that any amounts paid in connection with this lawsuit will be covered by insurance.

       Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Analysis of Results of Continuing Operations

The operations data for 1995 exclude the results of operations of Tyler Pipe unless otherwise stated. Interest expense in the first quarter of 1995 has been charged to discontinued operations based on debt associated with discontinued operations. Continuing operations consist principally of the operations of Forest City and Institutional Financing Services.

The Company's per share results were breakeven for the first quarter of 1996 compared to a loss of $1.3 million, or $.07 per share, in the year-earlier period. Sales were $30.8 million, up 1% from $30.5 million in 1995.

Sales at Forest City for the first quarter rose 3% from the comparable period in 1995. Same-store sales for the period increased 5%. While this year's winter included heavy snows, temperatures which are the principal factor affecting component failures were not unusually cold. Improvements for the quarter were led by increases at the company's Illinois and Milwaukee locations. Higher sales coupled with a modest operating margin increase to produce a significant increase in operating profit. Forest City closed one store during the quarter and had 63 locations as of March 31, 1996.

For the three months ended March 31, 1996, IFS sales fell 2% due to slightly lower domestic sales and its 1995 withdrawal from its international markets. School fund-raising activities were hampered during the winter by numerous snowstorms resulting in lost selling days. Nearly offsetting the decline was a one-week earlier Easter which raised March sales. IFS recorded a small operating profit for the first quarter versus a $1.0 million loss for the three-month period last year. The curtailment of the company's international operations provided one-third of the profit advance. The balance related to domestic operations where IFS undertook several initiatives during 1995 which also benefited the first quarter of 1996. These programs boosted productivity and reduced shipping costs. In addition, IFS expects significantly lower sales for the seasonally slow second quarter due to an earlier Easter in 1996 and sluggish Mother's Day sales.

The Company had much lower corporate expense for the first quarter of 1996. Two-thirds of the savings related to a gain produced through the sale of an asset. Other reductions occurred in salary expense, depreciation expense and various employee benefit expenses.

As of March 31, 1996, the Company had $12.6 million in cash and no debt. The Company reported modest interest income for the quarter compared to $.7 million of interest expense for the same period last year. Although proceeds from the sale of Tyler Pipe eliminated the Company's outstanding debt, accounting conventions caused a large portion of interest expense to be allocated to continuing operations in 1995.

Tyler Corporation's effective tax rate was 54% compared to 51% in the first quarter of 1995.

March 31, 1996 vs. December 31, 1995

Cash and cash equivalents increased $9.4 million primarily due to the settlement of outstanding amounts at December 31, 1995, related to the sale of Tyler Pipe and seasonal working capital declines. In January 1996, TPI paid Union $6.9 million to adjust the purchase price principally for seasonal working capital reductions in the fourth quarter of 1995 through the closing, and sold the Promissory Note for $14.5 million. A substantial seasonal working capital decrease occurred at IFS, offset somewhat by a modest increase in working capital at Forest City. Historically, IFS generates approximately 60% of its sales in the fall, with working capital increasing in the last six months of the year and subsequent liquidations occurring in the first half of the following year.

In connection with the 1991 acquisition of Forest City, the Company made a final payment of $1.3 million in the first quarter of 1996 to former shareholders and executives of Forest City as the result of achieving certain cumulative profit objectives. The amount paid was accrued at December 31, 1995.

March 31, 1996 vs. March 31, 1995

Cash flow, combining the $.1 million net loss with depreciation and amortization charges of $1.0 million, improved $1.1 million from the first quarter of 1995. Working capital at March 31, 1996, rose $18.7 million from March 31, 1995, principally due to the cash retained from the sale of Tyler Pipe which eliminated the Company's debt and significantly lower accrued liabilities.

Inventories decreased at both Forest City and IFS from March 31, 1995. Forest City store locations have declined from 65 locations at March 31, 1995 to 63 locations at March 31, 1996. IFS inventory is down due to an earlier Easter in 1996, which resulted in more Easter-related sales being shipped in the first quarter of 1996 as compared with first quarter 1995.

Income tax receivable increased mainly due to the tax benefit associated with the loss on the sale of Tyler Pipe.

In connection with the sale of Tyler Pipe to Union on December 1, 1995, and pursuant to the terms of the acquisition agreement among the Company, Tyler
Pipe and Union, the Company froze benefit accruals for all Tyler Pipe employees and agreed to transfer the benefit obligation relating to the Tyler Pipe employees and the related assets to a new plan established by Union ("the Union Plan"). As a result, in April of 1996 the Company transferred the Tyler Pipe employees' obligation and related asset amounts of $52.8 million and $57.8 million, respectively, to the Union Plan. The Company's prepaid expense at March 31, 1996, and December 31, 1995, includes the related prepaid asset increase of approximately $2.5 million resulting from the curtailment gain relating to this transaction which was recognized in December 1995. The Company expects to seek approval to terminate the defined benefit pension plan and to record a loss of approximately $3.0 to $4.0 million upon settlement of the plan obligation later in the year. However, because the plan is overfunded, the Company does not anticipate any cash contributions will be necessary to terminate the Plan.

Prior to the sale of Tyler Pipe to Union on December 1, 1995, the Company maintained a savings and investment plan primarily for the employees at Tyler Pipe and certain other employees of the Company. As a result of the sale, the Company ceased substantially all contributions as of December 1, 1995. The Company transferred all Tyler Pipe employee account balances to a new plan established by Union in the first quarter of 1996 and anticipates terminating the remaining savings and investment plan sometime in 1996 after obtaining all necessary governmental approvals. Substantially all expenses relating to the savings and investment plan are included in discontinued operations.

The deferred income tax benefit decline from March 31, 1995 is due to recognizing benefit of foreign abandonment losses recorded in 1994 and deferred tax related to the pension plan curtailment gain recorded in December 1995.

Accrued liabilities were higher at March 31, 1995, principally due to accrued interest on bank debt at corporate, accrued salaries and commissions related to IFS' international markets and the earnout accrual at Forest City.

                              ********************

The above unaudited information in the opinion of the Company's management includes all adjustments which the Company considers necessary for a fair summarized presentation of the condensed consolidated balance sheets at March 31, 1996 and 1995, the condensed consolidated results of operations for the three months ended March 31, 1996 and 1995, and the condensed consolidated cash flows for the three months ended March 31, 1996 and 1995. The consolidated results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations for the full year.




                          PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)    Exhibits

            Exhibit
            Number                Exhibit
            -------               -------
              12             Ratio of Earnings
                             to Fixed Charges

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TYLER CORPORATION






                              By:  /s/Linda K. Hill
                                   ------------------------------
                                   Linda K. Hill, Vice President,
                                   Controller, Treasurer and
                                   Assistant Secretary -
                                   principal financial officer,
                                   principal accounting officer
                                   and an authorized signatory


Date:  May 13, 1996

                                 EXHIBIT INDEX



            Exhibit
            Number                Exhibit
            -------               -------
              12             Ratio of Earnings to Fixed Charges
              27             Financial Data Schedule