Form 10-Q
period 1996-06-30
TYLER CORP /NEW/
filed 1996-08-14
CIK 860731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Number of shares of common stock of registrant outstanding at August 12, 1996:
19,875,454

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TYLER CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                June 30       December 31        June 30
                                                 1996             1995            1995
                                             ------------     ------------    ------------
ASSETS

Current assets
  Cash and cash equivalents                  $ 15,505,000     $  3,247,000    $  2,824,000
  Accounts receivable (less allowance
    for losses of:  6/30/96 - $434,000;
    12/31/95 - $396,000; 6/30/95 -
    $627,000)                                   2,442,000       16,250,000       3,533,000
  Amount due from Union
    Acquisition Corporation                       --             7,599,000         --
  Merchandise inventories                      21,800,000       22,258,000      23,072,000
  Income tax receivable                         5,625,000        4,361,000       3,703,000
  Prepaid expense                               5,309,000        5,529,000       2,549,000
  Deferred income tax benefit                   1,406,000        1,406,000       3,981,000
                                             ------------     ------------    ------------

    Total current assets                       52,087,000       60,650,000      39,662,000

Net assets of discontinued operations (1)          --               --         102,348,000

Property, plant and equipment, at cost         17,286,000       16,062,000      16,799,000
  Less allowance for depreciation               7,158,000        6,376,000       6,039,000
                                             ------------     ------------    ------------

                                               10,128,000        9,686,000      10,760,000
Other assets
  Goodwill and other intangibles               53,161,000       54,265,000      56,540,000
  Sundry                                        2,853,000        4,036,000       3,275,000
                                             ------------     ------------    ------------
                                               56,014,000       58,301,000      59,815,000
                                             ------------     ------------    ------------
                                             $118,229,000     $128,637,000    $212,585,000
                                             ============     ============    ============

See accompanying notes.

                               TYLER CORPORATION

                                  (Unaudited)

                                                 June 30       December 31       June 30
                                                  1996            1995            1995
                                              ------------    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                            $  6,997,000    $  7,587,000    $  7,493,000
  Accrued liabilities                            7,517,000      15,972,000      14,475,000
                                              ------------    ------------    ------------
    Total current liabilities                   14,514,000      23,559,000      21,968,000

Deferred income tax                              8,058,000       8,058,000       8,084,000
Other liabilities                                3,521,000       3,658,000       5,022,000
Long-term debt                                      --              --          68,900,000

Commitments and contingencies (2)

Shareholders' equity
  Common stock ($.01 par value, 50,000,000
    shares authorized, 21,309,277 shares
    issued)                                        213,000         213,000         213,000
  Capital surplus                               48,538,000      48,538,000      48,530,000
  Retained earnings                             50,021,000      51,247,000      66,515,000
                                              ------------    ------------    ------------
                                                98,772,000      99,998,000     115,258,000
  Less treasury shares, at cost:  (6/30/96 -
    1,433,823; 12/31/95 - 1,433,783;
    6/30/95 - 1,437,408)                         6,636,000       6,636,000       6,647,000
                                              ------------    ------------    ------------
    Total shareholders' equity                  92,136,000      93,362,000     108,611,000
                                              ------------    ------------    ------------

                                              $118,229,000    $128,637,000    $212,585,000
                                              ============    ============    ============




See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                            Six Months Ended June 30
                                          ----------------------------

                                              1996            1995
                                          ------------    ------------
Net sales                                 $ 57,358,000    $ 58,762,000
Costs and expenses
  Cost of sales                             28,435,000      29,710,000
  Selling, general and administrative
    expenses                                31,734,000      33,818,000
  Interest (income) expense, net              (146,000)      1,321,000
                                          ------------    ------------

                                            60,023,000      64,849,000
                                          ------------    ------------

Loss from continuing operations
  before income tax benefit                 (2,665,000)     (6,087,000)
Income tax benefit                          (1,439,000)     (3,498,000)
                                          ------------    ------------

Loss from continuing operations             (1,226,000)     (2,589,000)

Income from discontinued operations,
  net of income tax (1)                         --             884,000
                                          ------------    ------------

Net loss                                  $ (1,226,000)   $ (1,705,000)
                                          ============    ============

Earnings (loss) per common share
  Continuing operations                   $       (.06)   $       (.13)
  Discontinued operations                       --                 .04
                                          ------------    ------------

Net loss per common share                 $       (.06)   $       (.09)
                                          ============    ============

Average shares outstanding during
  the period                                19,875,000      19,866,000



See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                           Three Months Ended June 30
                                          ----------------------------

                                              1996            1995
                                          ------------    ------------
Net sales                                 $ 26,594,000    $ 28,285,000
Costs and expenses
  Cost of sales                             14,231,000      15,480,000
  Selling, general and administrative
    expenses                                14,917,000      15,377,000
  Interest (income) expense, net               (76,000)        661,000
                                          ------------    ------------

                                            29,072,000      31,518,000
                                          ------------    ------------

Loss from continuing operations
  before income tax benefit                 (2,478,000)     (3,233,000)
Income tax benefit                          (1,338,000)     (2,043,000)
                                          ------------    ------------

Loss from continuing operations             (1,140,000)     (1,190,000)

Income from discontinued operations,
  net of income tax (1)                         --             806,000
                                          ------------    ------------

Net loss                                  $ (1,140,000)   $   (384,000)
                                          ============    ============

Earnings (loss) per common share
  Continuing operations                   $       (.06)   $       (.06)
  Discontinued operations                       --                 .04
                                          ------------    ------------

Net loss per common share                 $       (.06)   $       (.02)
                                          ============    ============

Average shares outstanding during
  the period                                19,875,000      19,869,000



See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                Six Months Ended June 30
                                              ---------------------------
                                                  1996           1995
                                              ------------   ------------
Cash flows from operating activities
  Net loss                                    $ (1,226,000)  $ (1,705,000)
  Adjustments to reconcile net loss
    to net cash provided by operations
    Depreciation and amortization                2,045,000      2,307,000
    Provision for losses on
      accounts receivable                           80,000        111,000
    Decrease in accounts receivable             13,728,000     15,897,000
    Decrease in inventories                        458,000      1,874,000
    Increase in income tax receivable           (1,264,000)    (3,703,000)
    Decrease in prepaid expense                    220,000        468,000
    Decrease in accounts payable                  (590,000)    (1,026,000)
    Decrease in accrued liabilities             (7,135,000)    (2,474,000)
    Decrease in income tax payable                  --           (947,000)
    Decrease in other liabilities                 (137,000)       (69,000)
    Discontinued operations-noncash charges
      and working capital changes                   --         (7,555,000)
                                              ------------    -----------
      Net cash provided by operations            6,179,000      3,178,000
                                              ------------    -----------

Cash flows from investing activities
  Net amount due from Union
    Acquisition Corporation                      7,599,000         --
  Additions to property, plant and
    equipment                                   (1,741,000)      (618,000)
  Cost of acquisition                           (1,320,000)        --
  Proceeds from disposal of property,
    plant and equipment                            358,000         13,000
  Investing activities of discontinued
    operations                                      --         (6,743,000)
  Other                                          1,183,000       (321,000)
                                              ------------    -----------
      Net cash provided (used)
        by investing activities                  6,079,000     (7,669,000)
                                              ------------    -----------

Cash flows from financing activities
  Long-term borrowings                              --          5,400,000
  Issuance of common stock                          --             18,000
                                              ------------    -----------
      Net cash provided by
        financing activities                        --          5,418,000
                                              ------------    -----------

Net increase in cash and cash equivalents       12,258,000        927,000
Cash and cash equivalents at beginning
  of period                                      3,247,000      1,897,000
                                              ------------    -----------
Cash and cash equivalents at end of period    $ 15,505,000    $ 2,824,000
                                              ============    ===========

Supplemental disclosures
  Interest paid                               $     13,000   $  1,924,000
  Income tax (received) paid                  $   (355,000)  $  2,038,000

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

         Based on a July 1, 1995 balance sheet, Union paid a net amount of $66,139,000 for the stock of Swan and assets of Tyler Pipe of which $58,540,000 was received at closing on December 1, 1995, and the net remaining payment was received in January 1996. In addition, Tyler Pipe distributed cash of approximately $17,700,000 to the Company from July 1, 1995 through closing.

         The net assets of discontinued operations at June 30, 1995, consist principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities), property, plant and equipment, and intangibles and other assets of Tyler Pipe. Net sales of discontinued operations for the three and six months ended June 30, 1995, were $59,612,000 and $109,428,000, respectively.
         Results of discontinued operations include interest expense on debt associated with discontinued operations of $912,000 and $1,757,000, respectively, for the three and six months ended June 30, 1995.

         Income tax of $835,000 and $916,000, respectively, for the three and six months ended June 30, 1995, has been provided on discontinued operations based on the income tax resulting from inclusion of the discontinued segment in the Company's consolidated federal income tax return.

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

(2)      Commitments and Contingencies

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where Jersey-Tyler Foundry Company ("Jersey-Tyler"),a former affiliate of TPI, once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The foundry was operated on the site from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey- Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. Subsequently, the property was sold to other persons who have operated a salvage yard on the site. TPI and the NJDEPE have agreed to an administrative consent order for TPI to perform a remedial investigation. While TPI has not committed to further action, it is probable that the NJDEPE will seek to require TPI to remediate the site. TPI denies liability because it never owned the property. In connection with the sale of the assets of TPI to Union, an affiliate of McWane, Inc., on December 1, 1995, pursuant to an acquisition agreement among the Company, TPI and Union (the "Acquisition Agreement"), Union agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, Union agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that Union agreed to reimburse TPI in connection with this matter is $6,500,000. Union, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation incurred by TPI. Some costs may also be covered by insurance although the insurance carriers are expected to deny coverage. TPI expects Union, on its behalf, to proceed against such insurance carriers seeking coverage of remediation costs. Environmental consultants have been engaged to estimate the extent of environmental contamination.

         In June 1992 Anaheim Foundry Co. ("Anaheim") sued TPI in federal district court in the Central District of California alleging that TPI violated various antitrust laws and making other common law claims of anticompetitive business practices. Anaheim seeks unspecified actual damages (which may be trebled under antitrust laws), punitive damages, attorneys' fees and injunctive relief. Union, on behalf of TPI, is defending this lawsuit vigorously. In September 1995, the court granted TPI's motion for partial summary judgement. In July 1996, the court denied Anaheim's request to reconsider partial summary judgement and Anaheim's request to amend the complaint. The court has not set the case for trial.

         On January 18, 1988, the Environmental Protection Agency ("EPA") notified TPI that it is a potentially responsible party at the Novak Sanitary Landfill Superfund site in Lehigh County, Pennsylvania (the "Novak Site"). TPI has recently negotiated a settlement agreement with other potentially responsible parties at the Novak Site.
         Although there is some possibility that the matter could be reopened and Tyler continues to be required to guarantee its portion of the cleanup costs, the settlement agreement should resolve TPI's liability for the site. The settlement agreement is based in part on TPI's payment of $213,500 and certain amounts previously paid. TPI will be reimbursed by Union for these amounts, pursuant to the Acquisition Agreement.

         Pursuant to the Acquisition Agreement, Union agreed to manage and direct the prosecution or defense of certain matters on behalf of TPI, including but not limited to the Anaheim suit and remediation of the Novak Site, and to reimburse related costs and expenses. Union agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter, and one-half of such expenses in excess of $750,000. The maximum amount that Union agreed to reimburse TPI in connection with all of these matters excluding Jersey- Tyler is $8,000,000.

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

         In June 1995 Forest City Auto Parts Company ("Forest City") was sued by a former executive in the Court of Common Pleas of Cuyahoga County, Ohio alleging that Forest City terminated the plaintiff because of his age and making other common law claims arising out of his termination. The plaintiff seeks damages in excess of $16,000,000. Forest City is defending this lawsuit vigorously. The case has subsequently been moved to federal district court in Cleveland. The Company expects that the outcome of this lawsuit will not have a material adverse effect on its consolidated financial position or results of operations and believes that any amounts paid in connection with this lawsuit not covered by insurance will be immaterial.

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

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Analysis of Results of Continuing Operations

The operations data for 1995 exclude the results of operations of Tyler Pipe unless otherwise stated. Interest expense has been charged to discontinued operations based on debt associated with discontinued operations. Continuing operations consist principally of the operations of Forest City and Institutional Financing Services ("IFS").

For the quarter ended June 30, 1996, Tyler Corporation recorded a loss before income tax benefit of $2.5 million versus a $3.2 million loss from continuing operations last year. Sales declined 6% to $26.6 million. For the first half of 1996, Tyler had a loss before income tax benefit of $2.7 million compared to a $6.1 million loss from continuing operations in 1995. Sales were $57.4 million, down 2%.

Forest City sales for both the six months and the three months ended June 30, 1996, advanced 3% while same-store sales grew 5%. Forest City's store count declined to 63 locations after closing two unprofitable stores and relocating one store since June 30, 1995. A higher gross margin, partially offset by operating expenses associated with the new point- of-sale computer system, significantly boosted operating profit during the first six months of 1996.

IFS domestic sales for the first half of 1996 declined 12% from the comparable 1995 period. The company's withdrawal from its international markets resulted in an additional 3% drop in sales. IFS's core middle and high school markets have become much more competitive in recent years as new entrants scramble to make inroads. Heightened competition and the loss of selling days to harsher winter-weather conditions contributed to a reduction in order count. IFS domestic sales for the three months ended June 30, 1996, declined 35% with an additional 5% decrease as a result of the closure of international markets. Easter was earlier in 1996 shifting one week's sales from the second quarter to the first quarter making second-quarter sales comparisons with 1995 even more difficult. IFS historically has posted an operating loss in the first nine months of the year and must rely on a strong fourth quarter for its annual operating profit. The operating loss for the first half of 1996 was smaller than the amount for the same period in 1995. The sales shortfall was offset by a 1.6% improvement in gross margin and lower operating expenses.

Corporate expense was reduced significantly through lower expenditures and a gain produced through the sale of an asset. This reduction, coupled with interest income as opposed to interest expense, helped reduce the pretax loss. The effective tax rate declined from 57% in 1995 to 54% in 1996. Although proceeds from the sale of Tyler Pipe eliminated the Company's outstanding debt, accounting conventions caused a large portion of interest expense to be allocated to continuing operations in 1995.

In May 1996, the Company negotiated a one-year, $14-million credit facility with its banks of which $4 million was outstanding letters of credit. Interest rates are negotiated with the participating banks and are based on current market conditions as evidenced by the LIBOR and Eurodollar rates. Even though the Company had $15.5 million in cash at June 30, 1996, a portion of this credit facility may be needed to fund the seasonal working capital requirements of IFS. Seasonal loans, if any, would be repaid by year end.

In August 1996, the Company announced discontinuance of discussions relating to the sale of Forest City and withdrawal of that company from the market. Talks regarding a sale at approximately $35 million stalled because of inability to conclude an agreement. The Company will continue to operate Forest City and in so doing will be expansion-minded. In addition the Company will be looking at broadening opportunities for IFS through supplementary acquisitions and market expansion. The Company always tries to be alert for expansion opportunities through supplementary acquisitions and market expansions as well as to divestiture opportunities that could immediately benefit shareholders. The Company intends to remain aggressively in business with Forest City and IFS and to step up their acquisition search activity in an effort to diversify and enlarge their business base.

June 30, 1996 vs. December 31, 1995

Cash and cash equivalents increased $12.3 million primarily due to the settlement of outstanding amounts at December 31, 1995, related to the sale of Tyler Pipe and seasonal working capital declines. In January 1996, the Company received the net remaining payment of $7.6 million from Union for the sale of Tyler Pipe. A substantial seasonal working capital decrease occurred at IFS, offset somewhat by a modest increase in working capital at Forest City. Historically, IFS generates approximately 60% of its sales in the fall.
Working capital builds from July through December with subsequent liquidations when the company collects accounts receivable for fall sales.

In connection with the 1991 acquisition of Forest City, the Company made a final payment of $1.3 million in the first quarter of 1996 to former shareholders and executives of Forest City as the result of achieving certain cumulative profit objectives. The amount paid was accrued at December 31, 1995.

Other assets and accrued liabilities each include a decline of approximately $1.8 million relating to the settlement of certain employee benefit plans which were primarily funded through insurance policies that the Company redeemed in the first half of 1996.

June 30, 1996 vs. June 30, 1995

Working capital at June 30, 1996, rose $19.9 million from June 30, 1995, principally due to the cash retained from the sale of Tyler Pipe which eliminated the Company's debt and significantly lower accrued liabilities.

Inventories decreased primarily at Forest City from June 30, 1995. Forest City store locations have declined from 65 locations at June 30, 1995 to 63 locations at June 30, 1996.

Income tax receivable increased mainly due to the tax benefit associated with the loss on the sale of Tyler Pipe.

In connection with the sale of Tyler Pipe to Union on December 1, 1995, and pursuant to the terms of the acquisition agreement among the Company, Tyler Pipe and Union, the Company froze benefit accruals for all Tyler Pipe employees and agreed to transfer the benefit obligation relating to the Tyler Pipe employees and the related assets to a new plan established by Union ("the Union Plan"). As a result, in April of 1996 the Company transferred the Tyler Pipe employees' obligation and related asset amounts to the Union Plan. The Company's prepaid pension expense at June 30, 1996 and December 31, 1995 also increased approximately $2.5 million. The Company is seeking approval to terminate the defined benefit pension plan and expects to record a loss upon settlement of the plan of approximately $3.0 to $4.0 million later in the year. However, because the plan is overfunded, the Company does not anticipate any cash contributions will be necessary to terminate the Plan.

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

The deferred income tax benefit decline from June 30, 1995 is due to recognizing benefit of foreign abandonment losses recorded in 1994 and deferred tax related to the pension plan curtailment gain recorded in December 1995.

Accrued liabilities at June 30, 1995 were higher than 1996 due to $2.3 million interest on related bank debt, $1.7 million for certain employee benefit plans and $1.3 million of accrued earnout subsequently paid to former shareholders and executives of Forest City.

                              ********************

The above unaudited information in the opinion of the Company's management includes all adjustments which the Company considers necessary for a fair summarized presentation of the condensed consolidated balance sheets at June 30, 1996 and 1995, the condensed consolidated results of operations for the three months and six months ended June 30, 1996 and 1995, and the condensed consolidated cash flows for the six months ended June 30, 1996 and 1995. The consolidated results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results of operations for the full year.




                          PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)    Exhibits

               12      Ratio of Earnings to Fixed Charges

               10.19   Credit Agreement of $14,000,000 among
                       Tyler Corporation and Societe Generale,
                       Southwest; and NationsBank of Texas, N.A.
                       dated May 15, 1996.

               27      Financial Data Schedule


       (b) There were no reports filed on Form 8-K during the second quarter of 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TYLER CORPORATION





                              By:  /s/Linda K. Hill
                                   ------------------------------------
                                   Linda K. Hill, Vice President,
                                   Controller, Treasurer and
                                   Assistant Secretary -
                                   principal financial officer,
                                   principal accounting officer
                                   and an authorized signatory


Date:  August 14, 1996

                                 EXHIBIT INDEX




     Exhibit
     Number                  Exhibit
     -------                 -------
      12             Ratio of Earnings to Fixed Charges

      10.19          Credit Agreement of $14,000,000 among
                     Tyler Corporation and Societe Generale,
                     Southwest; and NationsBank of Texas, N.A.
                     dated May 15, 1996.


      27             Financial Data Schedule