Form 10-Q
period 1996-09-30
TYLER CORP /NEW/
filed 1996-11-14
CIK 860731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes  X    No
   -----     ------

Number of shares of common stock of registrant outstanding at
November 11, 1996:  19,875,454

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TYLER CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                             September 30     December 31     September 30
                                                 1996             1995            1995
                                             ------------     ------------    ------------
ASSETS

Current assets
  Cash and cash equivalents                  $  8,931,000     $  3,247,000    $  1,768,000
  Accounts receivable (less allowance
    for losses of:  9/30/96 - $385,000;
    12/31/95 - $396,000; 9/30/95 -
    $641,000)                                   4,970,000       16,250,000       6,900,000
  Amount due from Union
    Acquisition Corporation                       --             7,599,000         --
  Merchandise inventories                      25,355,000       22,258,000      26,675,000
  Income tax receivable                         1,632,000        4,361,000       5,108,000
  Prepaid expense                               4,949,000        5,529,000       2,154,000
  Deferred income tax benefit                   1,406,000        1,406,000       3,981,000
                                             ------------     ------------    ------------

    Total current assets                       47,243,000       60,650,000      46,586,000

Net assets of discontinued operations (1)          --               --          95,405,000

Property, plant and equipment, at cost         18,592,000       16,062,000      17,151,000
  Less allowance for depreciation               7,554,000        6,376,000       6,480,000
                                             ------------     ------------    ------------

                                               11,038,000        9,686,000      10,671,000
Other assets
  Goodwill and other intangibles               52,633,000       54,265,000      55,855,000
  Sundry                                        2,439,000        4,036,000       3,702,000
                                             ------------     ------------    ------------
                                               55,072,000       58,301,000      59,557,000
                                             ------------     ------------    ------------
                                             $113,353,000     $128,637,000    $212,219,000
                                             ============     ============    ============

See accompanying notes.

                               TYLER CORPORATION

                                  (Unaudited)

                                              September 30     December 31    September 30
                                                  1996            1995            1995
                                              ------------    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                            $  8,337,000    $  7,587,000    $  8,882,000
  Accrued liabilities                            6,010,000      15,972,000      12,182,000
                                              ------------    ------------    ------------
    Total current liabilities                   14,347,000      23,559,000      21,064,000

Deferred income tax                              8,058,000       8,058,000       8,084,000
Other liabilities                                2,282,000       3,658,000       4,216,000
Long-term debt                                      --              --          72,500,000

Commitments and contingencies (2)

Shareholders' equity
  Common stock ($.01 par value, 50,000,000
    shares authorized, 21,309,277 shares
    issued)                                        213,000         213,000         213,000
  Capital surplus                               48,538,000      48,538,000      48,530,000
  Retained earnings                             46,551,000      51,247,000      64,259,000
                                              ------------    ------------    ------------
                                                95,302,000      99,998,000     113,002,000
  Less treasury shares, at cost:  (9/30/96 -
    1,433,823; 12/31/95 - 1,433,783;
    9/30/95 - 1,437,408)                         6,636,000       6,636,000       6,647,000
                                              ------------    ------------    ------------
    Total shareholders' equity                  88,666,000      93,362,000     106,355,000
                                              ------------    ------------    ------------

                                              $113,353,000    $128,637,000    $212,219,000
                                              ============    ============    ============




See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                         Nine Months Ended September 30
                                         ------------------------------

                                              1996            1995
                                          ------------    ------------
Net sales                                 $ 83,237,000    $ 87,772,000
Costs and expenses
  Cost of sales                             42,282,000      45,473,000
  Selling, general and administrative
    expenses                                47,375,000      50,543,000
  Interest (income) expense, net              (219,000)      2,085,000
                                          ------------    ------------

                                            89,438,000      98,101,000
                                          ------------    ------------

Loss from continuing operations
  before income tax benefit                 (6,201,000)    (10,329,000)
Income tax benefit                          (1,505,000)     (5,264,000)
                                          ------------    ------------

Loss from continuing operations             (4,696,000)     (5,065,000)

Income from discontinued operations,
  net of income tax (1)                         --           1,104,000
                                          ------------    ------------

Net loss                                  $ (4,696,000)   $ (3,961,000)
                                          ============    ============

Earnings (loss) per common share
  Continuing operations                   $       (.24)   $       (.26)
  Discontinued operations                       --                 .06
                                          ------------    ------------

Net loss per common share                 $       (.24)   $       (.20)
                                          ============    ============

Average shares outstanding during
  the period                                19,875,000      19,868,000



See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                        Three Months Ended September 30
                                        -------------------------------

                                              1996            1995
                                          ------------    ------------
Net sales                                 $ 25,879,000    $ 29,010,000
Costs and expenses
  Cost of sales                             13,847,000      15,763,000
  Selling, general and administrative
    expenses                                15,641,000      16,725,000
  Interest (income) expense, net               (73,000)        764,000
                                          ------------    ------------

                                            29,415,000      33,252,000
                                          ------------    ------------

Loss from continuing operations
  before income tax benefit                 (3,536,000)     (4,242,000)
Income tax benefit                             (66,000)     (1,766,000)
                                          ------------    ------------

Loss from continuing operations             (3,470,000)     (2,476,000)

Income from discontinued operations,
  net of income tax (1)                         --             220,000
                                          ------------    ------------

Net loss                                  $ (3,470,000)   $ (2,256,000)
                                          ============    ============

Earnings (loss) per common share
  Continuing operations                   $       (.18)   $       (.13)
  Discontinued operations                       --                 .02
                                          ------------    ------------

Net loss per common share                 $       (.18)   $       (.11)
                                          ============    ============

Average shares outstanding during
  the period                                19,875,000      19,872,000



See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Nine Months Ended September 30
                                            ------------------------------
                                                  1996           1995
                                              ------------   ------------
Cash flows from operating activities
  Net loss                                    $ (4,696,000)  $ (3,961,000)
  Adjustments to reconcile net loss
    to net cash provided by operations
    Depreciation and amortization                3,075,000      3,462,000
    Provision for losses on
      accounts receivable                          150,000        143,000
    Decrease in accounts receivable             11,130,000     12,498,000
    Increase in inventories                     (3,097,000)    (1,729,000)
    Decrease (increase) in income
      tax receivable                             2,729,000     (5,108,000)
    Decrease in prepaid expense                    580,000        863,000
    Increase in accounts payable                   750,000        879,000
    Decrease in accrued liabilities             (8,642,000)    (5,283,000)
    Decrease in income tax payable                  --           (947,000)
    Decrease in other liabilities                 (168,000)      (875,000)
    Discontinued operations-noncash charges
      and working capital changes                   --          1,233,000
                                              ------------    -----------
      Net cash provided by operations            1,811,000      1,175,000
                                              ------------    -----------

Cash flows from investing activities
  Net amount due from Union
    Acquisition Corporation                      7,599,000         --
  Additions to property, plant and
    equipment                                   (3,230,000)    (1,008,000)
  Cost of acquisition                           (2,528,000)        --
  Proceeds from disposal of property,
    plant and equipment                            435,000         22,000
  Investing activities of discontinued
    operations                                      --         (8,588,000)
  Other                                          1,597,000       (748,000)
                                              ------------    -----------
      Net cash provided (used)
        by investing activities                  3,873,000    (10,322,000)
                                              ------------    -----------

Cash flows from financing activities
  Long-term borrowings                              --          9,000,000
  Issuance of common stock                          --             18,000
                                              ------------    -----------
      Net cash provided by
        financing activities                        --          9,018,000
                                              ------------    -----------

Net increase (decrease) in cash
   and cash equivalents                          5,684,000       (129,000)
Cash and cash equivalents at beginning
  of period                                      3,247,000      1,897,000
                                              ------------    -----------
Cash and cash equivalents at end of period    $  8,931,000    $ 1,768,000
                                              ============    ===========

Supplemental disclosures
  Interest paid                               $     60,000   $  4,552,000
  Income tax (received) paid                  $ (4,414,000)  $  2,039,000

See accompanying notes.

                               Tyler Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)      Discontinued Operations

         On December 1, 1995, Tyler Corporation (the "Company") sold all the outstanding capital stock of Swan Transportation Company ("Swan") to Ransom Industries, Inc., formerly known as Union Acquisition Corporation ("Union"), an Alabama corporation. In the same transaction, Tyler Pipe Industries, Inc. ("Tyler Pipe"), a wholly owned subsidiary of the Company, sold substantially all of its assets to Union, and Union assumed substantially all the liabilities of Tyler Pipe. The results of these entities are included as discontinued operations. The assets Tyler Pipe sold and the liabilities Union assumed included all those relating to Tyler Pipe's business of manufacturing and marketing cast iron pipe and fittings, excluding cash and certain other assets and liabilities. Swan is a motor-carrier company that provided transportation services to Tyler Pipe prior to the closing.

         Based on a July 1, 1995 balance sheet, Union paid a net amount of $66,139,000 for the stock of Swan and assets of Tyler Pipe of which $58,540,000 was received at closing on December 1, 1995, and the net remaining payment was received in January 1996. In addition, Tyler Pipe distributed cash of approximately $17,700,000 to the Company from July 1, 1995 through closing.

         The net assets of discontinued operations at September 30, 1995, consist principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities), property, plant and equipment, and intangibles and other assets of Tyler Pipe. Net sales of discontinued operations for the three and nine months ended September 30, 1995, were $57,409,000 and $166,837,000, respectively. Results of discontinued operations include interest expense on debt associated with discontinued operations of $716,000 and $2,473,000, respectively, for the three and nine months ended September 30, 1995.

         Income tax of $227,000 and $1,143,000, respectively, for the three and nine months ended September 30, 1995, has been provided on discontinued operations based on the income tax resulting from inclusion of the discontinued segment in the Company's consolidated federal income tax return.

         Subsequent to the closing, Tyler Pipe was renamed TPI of Texas, Inc. ("TPI"). TPI is subject to various environmental laws and regulations and, as such, is involved in environmental matters related to its manufacturing operations conducted prior to the sale. TPI is also involved in legal actions and claims arising in the ordinary course of business. Certain contingent liabilities related to these matters were retained by TPI in the transaction. See "Commitments and Contingencies" footnote.

(2)      Commitments and Contingencies

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where Jersey-Tyler Foundry Company ("Jersey-Tyler"),a former affiliate of TPI, once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The foundry was operated on the site from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey- Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. Subsequently, the property was sold to other persons who have operated a salvage yard on the site. TPI has performed a remedial investigation and submitted the results to the NJDEPE for review. While TPI has not committed to further action, it is probable that the NJDEPE will seek to require TPI to remediate the site. TPI denies liability because it never owned the property. In connection with the sale of the assets of TPI to Union, an affiliate of McWane, Inc., on December 1, 1995, pursuant to an acquisition agreement among the Company, TPI and Union (the "Acquisition Agreement"), Union agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, Union agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that Union agreed to reimburse TPI in connection with this matter is $6,500,000. Union, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation incurred by TPI. Some costs may also be covered by insurance although the insurance carriers are expected to deny coverage. TPI expects Union, on its behalf, to proceed against such insurance carriers seeking coverage of remediation costs. Environmental consultants have been engaged to estimate the extent of environmental contamination.

         In June 1992 Anaheim Foundry Co. ("Anaheim") sued TPI in federal district court in the Central District of California alleging that TPI violated various antitrust laws and making other common law claims of anticompetitive business practices. On October 30, 1996, the parties agreed to an order of dismissal and TPI paid $125,000, which was previously accrued, to Union to resolve any obligation it had under the Acquisition Agreement as it related to this lawsuit.

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

         In June 1995 Forest City Auto Parts Company ("Forest City") was sued by a former executive in the Court of Common Pleas of Cuyahoga County, Ohio alleging that Forest City terminated the plaintiff because of his age and making other common law claims arising out of his termination. The plaintiff seeks damages in excess of $16,000,000. Although Forest City maintains insurance to cover claims of this nature, such insurance would not cover awards, if any, of punitive and certain other damages. Forest City is defending this lawsuit vigorously. The case has subsequently been moved to federal district court in Cleveland. The discovery process has not been completed and based on results of discovery to date the outcome of this lawsuit is uncertain.

         Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, interest rate fluctuations, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "plans", "expects", "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Analysis of Results of Continuing Operations

For the three months ended September 30, 1996, Tyler Corporation recorded a loss from continuing operations before income tax benefit of $3.5 million compared to a $4.2 million loss last year. Sales declined 11% to $25.9 million. For the nine-month period, Tyler had a loss from continuing operations before income tax benefit of $6.2 million versus a $10.3 million loss in 1995. Sales were $83.2 million, down 5%.

Same-store sales at Forest City Auto Parts were off 4.1% for the quarter ended September 30, 1996, compared to last year and up 1.6% year to date. Sales comparisons to last year have become more difficult as competitors have aggressively opened new stores in Forest City's markets. In the last three months, several major competitors have opened approximately 25 new stores near existing Forest City locations. Operating profit advanced 38% for the nine months ended September 30, 1996, compared to last year. A higher gross margin was partially offset by operating expenses associated with the new point-of-sale ("POS") computer system. Forest City is continuing to install a perpetual inventory system in its stores. Thus far lines comprising approximately 45% of inventory value are up and running on the perpetual system in all 62 stores. The balance of the company's products should be installed on the new system by early 1997.

IFS domestic sales were 27% and 16% below last year for the quarter and nine months ended September 30, 1996, respectively. Competition in fund raising has intensified with attendant pricing pressures on the profit percentages offered to school sponsors. IFS is responding to competitive inroads by emphasizing full-service programs offering higher profit percentages to school sponsors. The company posted a significantly larger domestic operating loss due to higher selling and operating expenses on lower sales for the quarter and nine months ended September 30, 1996.

The Company had much lower corporate expense for the nine-month period compared to last year. Savings related to a gain produced through the sale of an asset and a lower personnel expense contributed to the cost reductions.

The effective tax benefit rate declined from 51% in 1995 to 24% in 1996 due to the Company's expectations of significantly lower profits in the fourth quarter of 1996 and a large permanent difference relating to the settlement of certain employee benefit plans.

In May 1996, the Company entered into a one-year, $14.0 million credit facility with its bank. The purpose of this credit facility is primarily to fund seasonal working capital requirements at IFS. As of November 1996, no borrowings are outstanding except certain letters of credit. Interest rates are negotiated with the participating banks and are based on current market conditions as evidenced by LIBOR and Eurodollar rates. The Company had $8.9 million in cash and approximately $2.7 million letters of credit outstanding at September 30, 1996.

We expect the fourth quarter of 1996 to be significantly below last year at both IFS and Forest City. Our emphasis in the coming months will be on evaluating both IFS and Forest City for opportunities to strengthen their operations. Specifically, we are studying the value of the underlying assets which we anticipate could lead to restructuring charges and write-downs of goodwill in the fourth quarter. We will be exploring all available avenues to enhance shareholders' returns.

On October 7, 1996, Joseph F. McKinney announced his retirement as chairman of the board and chief executive officer of Tyler Corporation. The board of directors elected C.A. Rundell, Jr., a 30-year director of Tyler, to serve as interim chairman and chief executive officer, and we have commenced a search for a permanent chief executive officer. The board also appointed James Russell to the executive committee and named Fred Meyer chairman of the executive committee of the board.

Perry J. Lewis resigned from the board of directors effective August 20, 1996. In his letter of resignation, he indicated that other commitments prevented him from devoting the time to Tyler he felt the shareholders deserved.

September 30, 1996 vs. December 31, 1995

Cash and cash equivalents increased $5.7 million primarily due to the settlement of outstanding amounts at December 31, 1995, related to the sale of Tyler Pipe which was offset somewhat by seasonal working capital increases at IFS. In January 1996, the Company received the net remaining payment of $7.6 million from Union for the sale of Tyler Pipe. The Company also received an income tax refund of $4.1 million in August 1996, associated with the loss on the sale of Tyler Pipe. Historically, IFS generates approximately 60% of its sales in the fall. Working capital builds from July through December with subsequent liquidations when the company collects accounts receivable for fall sales.

In connection with the 1991 acquisition of Forest City, the Company made a final payment of $1.3 million in the first quarter of 1996 to former shareholders and executives of Forest City as the result of achieving certain cumulative profit objectives. The amount paid was accrued at December 31, 1995.

Pursuant to the 1994 IFS acquisition agreement, the Company made a payment of $1.2 million in the third quarter of 1996 to former shareholders and executives of IFS. The amount paid was accrued at December 31, 1995.

Other assets and accrued liabilities each include a decline of approximately $2.1 million relating to the settlement of certain employee benefit plans which were primarily funded through insurance policies that the Company redeemed in 1996.

Capital expenditures included interim financing of approximately $1.6 million for expanding an IFS warehouse. These amounts were refunded in October 1996, when construction was completed and IFS entered into a sale-leaseback transaction. The new lease covers the original warehouse and the expansion for a 10-year term with annual lease payments of approximately $800,000. Prior to the expansion the annual lease payments relating to warehouse facilities were approximately $700,000.

September 30, 1996 vs. September 30, 1995

Working capital at September 30, 1996, rose $7.4 million from September 30, 1995, principally due to the cash retained from the sale of Tyler Pipe which eliminated the Company's debt, collection of an income tax refund of $4.1 million relating to the loss on the sale and significantly lower accrued liabilities.

Accounts receivable and inventories have declined from September 30,1995 levels mainly due to lower 1996 fall sales activity. In addition Forest City has closed three unprofitable stores and relocated one store since September 1995 which contributed slightly to the inventory decline.

In connection with the sale of Tyler Pipe to Union on December 1, 1995, and pursuant to the terms of the acquisition agreement among the Company, Tyler Pipe and Union, the Company froze benefit accruals for all Tyler Pipe employees and agreed to transfer the benefit obligation relating to the Tyler Pipe employees and the related assets to a new plan established by Union ("the Union Plan"). As a result, in April of 1996 the Company transferred the Tyler Pipe employees' obligation and related asset amounts to the Union Plan. The Company's prepaid pension expense at September 30, 1996 and December 31, 1995 also increased approximately $2.5 million. The Company received governmental approval in November 1996 to terminate the defined benefit pension plan and expects to record a loss upon settlement of the plan of approximately $3.0 to $4.0 million in the fourth quarter of 1996. Because the plan is overfunded, the Company does not anticipate any cash contributions will be necessary to terminate the Plan.

Prior to the sale of Tyler Pipe to Union on December 1, 1995, the Company maintained a savings and investment plan primarily for the employees at Tyler Pipe and certain other employees of the Company. As a result of the sale, the Company ceased substantially all contributions as of December 1, 1995. The Company transferred all Tyler Pipe employee account balances to a new plan established by Union in the first quarter of 1996 and received governmental approval in November 1996 to terminate the remaining savings and investment plan. Tyler anticipates all account balances to be distributed by year end. Substantially all expenses relating to the savings and investment plan are included in discontinued operations.

The deferred income tax benefit decline from September 30, 1995 is due to recognizing benefit of foreign abandonment losses recorded in 1994 and deferred tax related to the pension plan curtailment gain recorded in December 1995.

Accrued liabilities at September 30, 1995 were higher than 1996 due to $1.4 million interest on related bank debt, $1.7 million for certain employee benefit plans and $1.3 million of accrued earnout subsequently paid to former shareholders and executives of Forest City. In addition, declining sales levels at IFS have resulted in lower accrued liabilities associated with sales volume such as sales commissions, contributions to the defined contribution profit sharing plan, sales prize obligations and certain other sales related expenses.

                              ********************

The above unaudited information in the opinion of the Company's management includes all adjustments which the Company considers necessary for a fair summarized presentation of the condensed consolidated balance sheets at September 30, 1996 and 1995, the condensed consolidated results of operations for the three months and nine months ended September 30, 1996 and 1995, and the condensed consolidated cash flows for the nine months ended September 30, 1996 and 1995. The consolidated results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations for the full year.




                          PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

     (a)    Exhibits


     (b) There were no reports filed on Form 8-K during the third quarter of 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TYLER CORPORATION





                              By:  /s/Linda K. Hill
                                   ---------------------------------------------
                                   Linda K. Hill, Vice President,
                                   Controller, Treasurer and
                                   Assistant Secretary -
                                   principal financial officer,
                                   principal accounting officer
                                   and an authorized signatory


Date:  November 14, 1996

                                 EXHIBIT INDEX




     Exhibit
     Number                                     Exhibit
     -------                                    -------
      12                            Ratio of Earnings to Fixed Charges

      27                            Financial Data Schedule