Form 10-K405
period 1996-12-31
TYLER CORP /NEW/
filed 1997-03-10
CIK 860731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-K

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996
                                       OR
        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                ________________

                         Commission File Number 1-10485

                               TYLER CORPORATION
             (Exact name of registrant as specified in its charter)



                     DELAWARE                      75-2303920
             (State or other jurisdiction          (I.R.S. employer
          of incorporation or organization)        identification no.)

              2121 SAN JACINTO STREET                  75201
                     SUITE 3200                      (Zip code)
                    DALLAS, TEXAS
         (Address of principal executive offices)


      Registrant's telephone number, including area code:  (214) 754-7800
                                ________________

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
           Title of each class                on which  registered
           -------------------               ----------------------

      COMMON STOCK, $0.01 PAR VALUE          NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS        NEW YORK STOCK EXCHANGE


          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ________________

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                                  ------     ------

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.    YES  X    NO
                                   ------    ------

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 27, 1997, WAS $38,140,552.

     THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON FEBRUARY 27, 1997, WAS 19,882,921.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 28, 1997.

================================================================================

                               TYLER CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
Item 1.  Business .........................................................  2
Item 2.  Properties .......................................................  4
Item 3.  Legal Proceedings ................................................  4
Item 4.  Submission of Matters to a Vote of Security Holders ..............  7


                                    PART II

Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ...................................  7
Item 6.  Selected Financial Data ..........................................  8
Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................  9
Item 8.  Financial Statements and Supplementary Data (see Index to
            Financial Statements and Schedule below) ...................... 16
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 16


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..............  17
Item 11.  Executive Compensation ..........................................  17
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management ................................................  17
Item 13.  Certain Relationships and Related Transactions ..................  17


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K ..  18

Signatures ................................................................  21


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Auditors ............................................  23
Consolidated Statements of Operations for the years ended December 31,
  1996, 1995 and 1994 .....................................................  24
Consolidated Balance Sheets as of December 31, 1996 and 1995 ..............  25
Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1996, 1995 and 1994 ........................................  26
Consolidated Statements of Cash Flows for the years ended December 31,
  1996, 1995 and 1994 .....................................................  27
Notes to Consolidated Financial Statements ................................  28
Schedule II - Allowance for Losses for the years ended December 31, 1996 and 1995 ................................................................  42





Tyler Corporation Form 10-K  Page 1

                                     PART I

ITEM 1. BUSINESS.

     General. Tyler Corporation ("Tyler" or the "Company") provides products and services to customers through two operating subsidiaries: Forest City Auto Parts Company ("Forest City"), which specializes in mechanical and electrical automotive aftermarket parts for do-it-yourself customers and Institutional Financing Services, Inc. ("IFS"), which provides products for fund-raising programs in schools.

     Industry Segments. For financial information about industry segments of Tyler, reference is made to the "Industry Segments" note to the consolidated financial statements on page 41. This information should be read in conjunction with the consolidated financial statements and accompanying notes.

     Principal Products and Services.

     Automotive Aftermarket Parts. Forest City, headquartered in Cleveland, Ohio, is a retailer of automotive parts and supplies. The company specializes in selling mechanical and electrical hard parts, such as rack-and-pinion steering and fuel injectors, to do-it-yourself customers. Forest City also stocks a wide variety of maintenance items, fluids and accessories. Known for extensive inventories, Forest City's stores use the slogan, "Stop looking! The odds are 100 to 1 we have it."

     Each Forest City location maintains inventories which average 16,000 parts for both domestic and foreign cars and light trucks. Company stores carry deeper inventories than most competitors and stock items that best suit the vehicle mix in their area. Major Forest City suppliers include AlliedSignal Inc., Kem Manufacturing Company and TRW Inc. Inventories carried by Forest City are generally available from multiple sources.

     Quality customer service provided by knowledgeable store personnel is fundamental to the company's strategy. Through on-the-job and formal training programs, Forest City's employees learn to assist customers in diagnosing specific problems and selecting the correct parts. The company's use of incentive compensation and opportunities for promotion allow Forest City to hire and motivate high-quality individuals.

     Albert Bellowe founded the company in 1927 and served the Akron area with one store until 1961. Toward the end of this period, he was joined by his sons Stanley and Arnold who began working as teenagers and assumed management responsibilities after graduation from college. At the end of 1981, the company had 31 locations in operation. Forest City ended 1996 with 61 locations, closing one store


Tyler Corporation Form 10-K  Page 2
during the fourth quarter. Open seven days a week, each location operates extended hours to provide maximum customer convenience.

     Sources estimate total annual sales to the do-it-yourself portion of the auto-parts aftermarket at more than $12 billion. Auto-parts retailing is a fragmented market with major competitors in Forest City's markets including AutoZone, Inc., Parts America, a division of Western Auto, Murray's Discount Auto Stores, Inc., Pep Boys--Manny, Moe & Jack and Trak Auto Corp. Additional competition comes from jobbers who sell principally to wholesale accounts and, to a lesser extent, from discount and general merchandise stores.

     Products for Fund Raising. IFS, headquartered in Benicia, California, was founded in 1981. The company assists schools in fund raising by arranging for students to sell company-supplied gift items to family and friends. IFS markets through a highly trained sales force that contacts school sponsors interested in raising money for educational and extracurricular uses. Sponsors include administrators, teachers, coaches and PTA officials. A typical fund-raising program lasts from three to 14 days and provides cash proceeds and educational equipment for schools plus incentives for students. Most school fund-raising programs occur in the fall which result in IFS generating approximately 60% of its sales in the fourth quarter.

     The industry is consolidating somewhat with fewer fund-raising companies and distributors than five years ago. In this environment, competitors are actively recruiting salespersons from IFS and other field sales organizations to act as distributors. Turnover in the IFS sales force has escalated with vacated sales territories accounting for over half of the 1996 sales decline. Through mid-February 1997, sales for the spring semester were approximately 20% below 1996 levels with the majority of the shortfall attributable to turnover in the sales force in 1996 and early 1997. The Company cannot provide assurances that this trend will not continue.

     IFS continually focuses on making fund raising easier for schools. The company was the first in the industry to offer separate order packaging by student and fully automated bookkeeping. IFS provides billing and administrative follow-up through a centralized customer service department. In addition, product delivery times are among the shortest in the industry. The IFS full-service approach to fund raising underlies the company's excellent reputation and record for building customer loyalty. Over 80% of participating schools each year have sold company products in the past.

     The company's major product offering is costume jewelry. Other products include specialty gifts, seasonal items, paper products and edibles. Merchandise is displayed in color brochures often designed


Tyler Corporation Form 10-K  Page 3
around specific seasons or holidays. Products are purchased directly from various domestic and offshore suppliers. IFS experienced no problems in obtaining these products in 1996.

     School fund-raising activities are generally believed to total more than $1.5 billion in the United States. The industry began more than 30 years ago and has grown steadily due to increasing financial pressures experienced by schools. The market includes six major national competitors plus numerous regional and local companies. Major competitors include Innisbrook Wraps and Sally Foster Gift Wrap; QSP, Inc., which sells primarily magazine subscriptions; and Kathryn-Beich, Inc., Cherrydale Farms, Inc. and World's Finest Chocolate, Inc., all principally selling food and candy.

     Employees.   At December 31, 1996, the Company had 1,118 employees, of
which 812 were employed by Forest City and 295 by IFS. IFS employs approximately 265 full-time employees throughout the year. Temporary employees increase the total to approximately 500 in the fall months due to IFS's seasonal sales pattern.

ITEM 2. PROPERTIES.

     The Company and its subsidiaries occupy approximately 570,000 square feet of floor space in offices, retail facilities and a distribution center.

     As of December 31, 1996, Forest City operated 61 stores in Illinois, New York, Ohio, Pennsylvania and Wisconsin, most of which were leased, generally under leases of less than ten-years' duration. Store sizes range from 3,500 to 14,000 square feet with the typical store located in a free-standing building of approximately 6,000 square feet.

     IFS leases offices and a distribution center in Benicia, California which contain approximately 140,000 square feet and are used in marketing products for fund-raising programs. The lease expires in 2006.

ITEM 3. LEGAL PROCEEDINGS.

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


Tyler Corporation Form 10-K  Page 4

Subsequently, the property was sold to other persons who have operated a salvage yard on the site. Based on a remedial investigation conducted by TPI, the NJDEPE has demanded TPI and other potentially responsible parties remediate the foundry site and the contamination in the adjacent stream and nearby lake. TPI intends to propose that it conduct a feasibility study to assess its remediation options, including costs, but does not intend to commit to further action at this time.

     On December 1, 1995, the Company sold all the outstanding capital stock of Swan Transportation Company ("Swan") to Ransom Industries, Inc. ("Ransom") (formerly known as Union Acquisition Corporation). In the same transaction, TPI sold substantially all of its assets to Ransom, and Ransom assumed substantially all the liabilities of TPI. Pursuant to an Acquisition Agreement among the Company, TPI and Ransom (the "Acquisition Agreement"), Ransom agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, Ransom agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the New Jersey site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that Ransom agreed to reimburse TPI in connection with this matter is $6,500,000. Ransom, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance although the insurance carriers are expected to deny coverage. TPI expects Ransom, on TPI's behalf, to proceed against such insurance carriers seeking coverage of remediation costs.

     In June 1992 Anaheim Foundry Co. ("Anaheim") sued TPI in federal district court in the Central District of California alleging that TPI violated various antitrust laws and making other common law claims of anticompetitive business practices. On October 30, 1996, the parties agreed to an order of dismissal, and TPI paid $125,000, which was previously accrued, to Ransom to resolve any obligation it had under the Acquisition Agreement as it related to this lawsuit.

     On January 18, 1988, the Environmental Protection Agency ("EPA") notified TPI that it is a potentially responsible party at the Novak Sanitary Landfill Superfund site in Lehigh County, Pennsylvania (the "Novak Site"). TPI recently negotiated a settlement agreement with other potentially responsible parties at the Novak Site. Although there is some possibility that the matter could be reopened and TPI continues to be required to guarantee its portion of the cleanup costs, the settlement agreement should resolve TPI's liability for the site. The settlement agreement is based in part on TPI's


Tyler Corporation Form 10-K  Page 5
payment of $213,500 and certain amounts previously paid. TPI was reimbursed by Ransom for these amounts.

     Also pursuant to the Acquisition Agreement, Ransom agreed to manage and direct the prosecution or defense of certain other matters on behalf of TPI, including but not limited to the Anaheim suit and remediation of the Novak Site, and to reimburse related costs and expenses. Ransom agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter, and one-half of such expenses in excess of $750,000. The maximum amount that Ransom agreed to reimburse TPI in connection with all of these matters excluding Jersey-Tyler is $8,000,000.

     Although it is impossible to predict the outcome of legal or regulatory proceedings, based on negotiations and activities before TPI's sale of assets, the Company believes that substantially all of the costs, expenses and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by Ransom pursuant to the Acquisition Agreement or have been adequately provided for in the financial statements.

     Ransom did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation, including environmental claims and claims for work-related injuries and physical conditions.

     On January 9, 1997, Swan Transportation Company (formerly known as Tyler Pipe Industries, Inc. and formerly a subsidiary of the Company) was sued in two lawsuits in the 71st Judicial District Court of Harrison County, Texas, by 20 current and former employees. The plaintiffs allege that they were exposed to silica or silica-containing products while employed by a subsidiary of Swan and that Swan undertook and failed to provide a reasonably safe work place. TPI currently is defending these two suits. The plaintiffs seek unspecified damages. No discovery has taken place, and there are no dates set for trial. Although TPI intends to defend these lawsuits vigorously, it is not possible at this time to predict the outcome of these lawsuits.

     In June 1995 Forest City was sued by a former executive in the Court of Common Pleas of Cuyahoga County, Ohio alleging that Forest City terminated the plaintiff because of his age and making other common law claims arising out of his termination. The plaintiff seeks damages in excess of $16,000,000. Although Forest City maintains insurance to cover claims of this nature, such insurance


Tyler Corporation Form 10-K  Page 6
would not cover awards, if any, of punitive and certain other damages. Forest City is defending this lawsuit vigorously. The case was subsequently moved to federal district court in Cleveland, Ohio. The discovery process has not been completed, and based on results of discovery to date, the outcome of this lawsuit is uncertain.

     Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.
                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     Tyler common stock is traded on the New York Stock Exchange. At December 31, 1996, Tyler had over 9,000 shareholders and approximately 3,700 shareholders of record.

     The following table sets forth for the calendar periods indicated the high and low sales price per share of Tyler common stock as reported on the New York Stock Exchange.


                                          1996             1995
                                     -------------    --------------
                                     High     Low     High      Low
                                     ----     ----    ------    ----
First Quarter  ...................   3       2 1/4    3 7/8    2 3/4
Second Quarter ...................   2 7/8   2 1/8    3 7/8    3
Third Quarter  ...................   2 3/4   1 3/8    3 1/4    2 5/8
Fourth Quarter ...................   2 1/4   1 3/8    3 7/8    2 3/4


     No cash dividends were paid in 1996 or 1995.


Tyler Corporation Form 10-K  Page 7

ITEM 6.   SELECTED FINANCIAL DATA.


                                                               As of or for the years ended December 31,
                                     ---------------------------------------------------------------------------------------------
                                                    (Dollars and average shares in thousands, except per share data)

                                      1996
                                       VS
                                      1995      1996             1995             1994 (1)           1993                1992
                                     -----   -----------     -------------      ------------     ------------        -------------
OPERATING DATA:
Net sales
  Forest City .....................    -2%   $    85,074            86,893      $     91,849     $    84,464         $      78,453
  IFS .............................   -19         43,299            53,689            61,678             ---                   ---
                                             -----------     -------------      ------------     ------------        -------------
    Total .........................    -9    $   128,373           140,582      $    153,527     $     84,464        $      78,453
Operating profits (2)
  Forest City .....................    --    $       127 (3)         4,002      $      6,117     $      8,808        $       7,617
  IFS .............................    --         (3,631)(3)         5,031             3,319             ---                   ---
                                             -----------     -------------      ------------     ------------        -------------
    Total .........................    --    $    (3,504)            9,033      $      9,436     $      8,808        $       7,617
Other expenses
  Goodwill amortization and
    other expenses ................   -11          2,160             2,426              2,610           1,742                1,673
  Interest (income) expense, net ..    --           (290)            2,628              1,802              85                  122
  Corporate expense ...............   +66          6,858 (4)         4,126              5,018           4,725                4,621
  Goodwill and other intangibles
    impairment charge .............    --         52,105 (5)           ---                ---             ---                  ---
                                             -----------     -------------      -------------    -------------       -------------
Income (loss) from continuing
  operations before
  income tax (benefit) ............    --        (64,337)             (147)                 6            2,256               1,201
Income tax (benefit) ..............    --         (4,307)              560                870            1,308                 455
                                             -----------     -------------      -------------    -------------       -------------
Income (loss) from continuing
  operations ......................    --        (60,030)             (707)              (864)             948 (6)             746
Income (loss) from discontinued
  operations ......................    --         (1,300)(7)       (16,266)(7)         (3,837)          (4,338)              2,489
                                             -----------     -------------      -------------    -------------       -------------
Income (loss) before cumulative
  effect of accounting change .....    --    $   (61,330)    $     (16,973)(7)  $      (4,701)   $      (3,390)(6)   $       3,235
Earnings (loss) per common share
  from continuing operations ......    --    $     (3.02)            $(.04)     $        (.04)   $         .05 (6)   $        .04
Net earnings (loss) per common
  share ...........................    --    $     (3.09)(7) $        (.85)(7)  $        (.24)   $        (.11)      $        .16
Average shares ....................               19,876            19,869             19,925           20,556             20,779
Total assets ......................  - 51    $    62,944     $     128,637      $     213,388    $     143,171       $     146,231
Shareholders' equity ..............  - 66         32,041            93,362            110,298          117,964             122,343
Long-term debt ....................          $       ---     $         ---      $      63,500    $         ---       $         ---
Capital expenditures ..............   +72    $     3,567     $       2,078      $       3,395    $       2,579       $       1,955
Depreciation and amortization .....   - 2          4,466             4,575              4,535            1,862               1,412
Stock trading price range .........            3 - 1 3/8     3 7/8 - 2 5/8      6 1/2 - 3 1/8    5 1/4 - 4 1/4       5 7/8 - 2 3/4
Book value per share ..............  - 66    $      1.61             $4.70              $5.55            $5.81       $        5.90


(1) IFS is included in the Company's results since its purchase on January 7, 1994.
(2) In calculating operating profits, amortization and charges for impairment of goodwill and other intangibles arising from acquisitions are excluded.
(3) Includes pretax restructuring and other charges of $3,634 and $2,647 at Forest City and IFS, respectively (See "Restructuring and Other Fourth-Quarter Charges" in Notes to Consolidated Financial Statements.)
(4) Includes pretax restructuring and other charges of $3,616 (See "Restructuring and Other Fourth-Quarter Charges" in Notes to Consolidated Financial Statements.)
(5) Includes pretax charges of $14,789 and $37,316 for write-off of goodwill and other intangibles at Forest City and IFS, respectively (See "Goodwill and Other Intangibles Impairment Charge" in Notes to Consolidated Financial Statements.)
(6) Before cumulative effect of change in accounting principles for income tax resulting in a credit of $1,127, or $.05 per share
(7) Includes loss from discontinued operations relating to the pipe and fittings operation in 1996 and a loss of $16,631, or $.84 per share, in 1995 on the sale of the pipe and fittings operation (See "Commitments and Contingencies" in Notes to Consolidated Financial Statements.)


Tyler Corporation Form 10-K  Page 8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     This annual report contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, turnover in the sales force, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control and, in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this annual report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

TYLER PIPE DIVESTITURE

     On December 1, 1995, the Company sold all the outstanding capital stock of Swan Transportation Company ("Swan") to Ransom Industries, Inc. ("Ransom") (formerly known as Union Acquisition Corporation). In the same transaction, Tyler Pipe Industries, Inc. (subsequently renamed TPI of
Texas, Inc.) ("TPI"), a wholly owned subsidiary of the Company, sold substantially all of its assets to Ransom, and Ransom assumed substantially all the liabilities of TPI. The results of these entities and the effect of subsequent changes in estimates of retained contingent liabilities are included as discontinued operations. The assets TPI sold and the liabilities Ransom assumed included all those relating to TPI's business of manufacturing and marketing cast iron pipe and fittings, excluding cash and certain other assets and liabilities. Swan is a motor-carrier company that provided transportation services to TPI prior to the closing.

     Based on a July 1, 1995, balance sheet, Ransom paid a net amount of $66.1 million for the stock of Swan and assets of TPI of which $58.5 million was received at closing on December 1, 1995, and the net remaining payment was received in January 1996. In addition, TPI distributed cash of approximately $17.7 million to the Company from July 1, 1995, through closing.


Tyler Corporation Form 10-K  Page 9

     Between 1968 and December 1995, TPI, together with its predecessors and subsidiaries, owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation, including environmental claims and claims for work-related injuries and physical conditions. In 1995 TPI sold substantially all its assets and the purchaser agreed to reimburse TPI for some amounts paid in certain litigation, but the purchaser did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. In January 1997 two lawsuits were filed involving silicosis claims. (See "Legal Proceedings.") In light of its current litigation, claims and contingent claims that may result in future litigation involving TPI, a pretax loss from discontinued operations of $2 million was recorded in 1996 for the investigation of such matters.

INSTITUTIONAL FINANCING SERVICES ACQUISITION

     On January 7, 1994, Tyler Corporation completed the purchase of Institutional Financing Services, Inc., ("IFS") a direct marketer of products for fund-raising programs. IFS was acquired for approximately $50 million and the assumption of seasonal working capital debt of $12.8 million. Additional payments of up to $12 million to former shareholders of IFS are possible based on cumulative operating profits for the five years ending December 1998. However, based on IFS's three-year cumulative operating profits ending December 1996, the Company does not anticipate any payments will be made. IFS assists schools in fund-raising activities by arranging for students to sell company-supplied gift items to family and friends.

LIQUIDITY

     Tyler Corporation ended 1996 with cash and cash equivalents of $15.8 million, an increase of $12.5 million over year-end 1995.

     Consolidated cash was generated from working capital liquidations when TPI collected $7.6 million from Ransom during the year related to the sale of assets by TPI and an income tax refund of $4.7 million which mainly related to the loss on the sale of Swan and TPI's sale of assets. In addition, accounts receivable declined $2.4 million primarily at IFS on much lower levels of sales activity for the fall school semester. The Company received a $2.3 million cash reversion relating to the termination of the Company's defined benefit pension plan.


Tyler Corporation Form 10-K  Page 10

     In 1996 several benefit plans maintained for certain key employees of the Company and TPI were terminated. The Company made settlement payments of approximately $2.4 million in 1996 which were accrued at December 31, 1995, and an additional final payment of $1.3 million in January 1997 which was accrued at December 31, 1996. A portion of these payments were funded with the proceeds of $2.1 million from insurance policies which the Company redeemed in 1996.

     In addition, in 1996 the Company made a payment of $2.5 million in connection with acquisitions of Forest City and IFS to former shareholders and management of these companies.

     Tyler Corporation entered into a tax-benefit transfer lease in 1983 pursuant to which it is obligated to make income tax payments totaling $5.4 million over the next five years beginning in 1997. This obligation is included in deferred income taxes at December 31, 1996.

     Management believes adequate cash resources will be available for the next 12 months to fund capital spending programs and seasonal working capital increases.

CAPITALIZATION

     Historically, Tyler's capital structure has varied depending on Company strategies and actions. Acquisitions for cash and common stock repurchases generally have increased debt while cash-generating capabilities of our operating companies and dispositions of companies have provided funds to reduce debt.

     Total capitalization at the end of 1996 consisted of $32.0 million in shareholders' equity after an intangible asset impairment charge and restructuring and other charges in the fourth quarter. (See "Results of Operations.") There were only nominal temporary borrowings for several days in January 1996. The Company had $2.3 million of letters of credit outstanding at December 31, 1996.

     In January 1997 the Company terminated its credit agreement and established a new uncommitted $4.0 million Documentary and Standby Letter of Credit Line. Under the new agreement, existing letters of credit are required to be secured by cash collateral.

     While the Company has no material commitments for capital expenditures, Tyler Corporation anticipates that 1997 spending for Forest City and IFS could exceed last year's level of $3.6 million.


Tyler Corporation Form 10-K  Page 11

RESULTS OF OPERATIONS

     The continuing operations information excludes the results of operations of TPI sold in December 1995 unless otherwise stated. Interest expense has been charged to discontinued operations based on net assets associated with TPI at the average borrowing rate during each period. Income tax (benefit) has been charged (credited) to discontinued operations based on the income tax (benefit) resulting from inclusion of the discontinued operations segment in the Company's consolidated federal income tax return. Continuing operations include Forest City Auto Parts and Institutional Financing Services since its purchase on January 7, 1994. Sales, cost of sales and selling, general and administrative expenses include IFS since its acquisition. Forest City is a retailer of automotive parts and supplies, and IFS assists schools in fund raising by arranging for students to sell company-supplied products and gift items to family and friends.

     Subsidiary operating profits as used herein exclude amortization and the $52.1 million write-off of goodwill and other intangibles arising from acquisitions. In Notes to Consolidated Financial Statements, however, segment operating profits are reduced by the costs mentioned above.

1996 COMPARED TO 1995

     For the year ended December 31, 1996, Tyler Corporation had a pretax loss from continuing operations of $64.3 million. Consolidated sales fell 9% for the year. The pretax loss from continuing operations includes a pretax charge of $52.1 million to write off goodwill and other intangibles at Forest City and IFS, and $9.9 million of restructuring and other charges.

     The continued decline in the financial results of both operating companies in the second half of 1996 and a related strategic and operational review resulted in an evaluation of goodwill and other intangibles for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace and increased competition for both companies. The Company calculated the present value of expected cash flows to estimate the fair value of each operating company.

     In the fourth quarter of 1996, the Company recorded $1.9 million of restructuring and other charges in relation to a restructuring plan to reduce costs and increase future operating efficiency by reducing the work force, closing and relocating Forest City stores, reducing corporate office space requirements and discontinuing a small product line at IFS. Also in the fourth quarter, the Company recorded charges of $6.1 million which included uncollectible accounts receivable at IFS, the write-down of excess inventory remaining after fourth-quarter sales declines at IFS, other obligations relating to the



Tyler Corporation Form 10-K  Page 12
termination of former employees, vendor restocking charges for on-hand inventory items at Forest City and the noncash write-off of certain fixed assets and software which Forest City decided in the fourth quarter that it will no longer utilize in its business. In addition, the Company terminated its defined benefit pension plan in the fourth quarter of 1996 resulting in a net charge of $1.9 million.

     Total restructuring and other charges recorded in the fourth quarter of 1996 were $9.9 million of which $1.4 million is included in cost of sales, and $8.5 million is included in selling, general and administrative expenses.

     Same-store sales at Forest City advanced 5% in the first half of 1996; however, competitors aggressively opened new stores in Forest City's markets in the third quarter resulting in a 4% decline in same-store sales comparisons for the second half.

     Forest City's operating profit declined from $4.0 million in 1995 to $3.8 million in 1996 before restructuring and other fourth-quarter charges. Gross margin was up 1.6% in the year-to-year comparisons. Installation of an electronic point-of-sale ("POS") system early in 1996, tightened security in the stores and a management program targeting stores with gross margins below a minimum standard contributed to this increase. While better productivity lowered operating payroll as a percentage of sales by 1.5%, these savings were more than offset by higher costs associated with the new information systems.

     As the trend towards consolidation in the industry continues, national and regional specialty retailers are expected to continue to gain market share at the expense of jobbers, smaller independent operators and less specialized mass merchandisers.

     Forest City also installed a perpetual inventory system for all hard-parts inventories late in 1996. The company expects to have all parts on the new system by mid-1997. The Company expects the new in-store POS and inventory systems will significantly aid the chain's efforts to accelerate inventory turnover, improve sales and inventory tracking, enhance productivity at the counter and maximize each store's in-stock position.

     Domestic sales at IFS were 18% below 1995 for the year ended December 31, 1996. The company posted a $1.0 million operating loss before restructuring and other charges in 1996 versus operating profit of $5.0 million in 1995. Gross margin declined from 74.9% in 1995 to 73.8% in 1996.
Selling, general and administrative expenses increased significantly as a percent of sales due to the lower volume. While the company has improved labor productivity and lowered freight costs in the past two



Tyler Corporation Form 10-K  Page 13
years, it was unable to reduce certain fixed components of selling, general and administrative costs as sales declined.

     While the overall market for fund raising has not contracted, the product-based segment in which IFS competes declined in 1996. Fund raising in some schools is more tightly controlled by school administrators than in the past. As a result, schools are participating in fewer large fund-raising projects and are generally scheduling these projects early in the school semester. In general, the marketplace is also offering higher profit percentages which limit the prize programs offered to students which in turn generally lowers the productivity of each program.

     The industry is consolidating somewhat with fewer fund-raising companies and distributors than five years ago. In this environment, competitors are actively recruiting salespersons from IFS and other field sales organizations to act as distributors. Turnover in the IFS sales force has escalated with vacated sales territories accounting for over half of the 1996 sales decline. Through mid-February 1997, sales for the spring semester were approximately 20% below 1996 levels with the majority of the shortfall attributable to turnover in the sales force in 1996 and early 1997. The Company can give no assurances that additional salespersons will not be lost or that the impact would not adversely affect earnings.

     IFS is responding to changes in the industry by offering a wider range of alternatives to schools to customize fund-raising projects. In order to better serve the needs of school sponsors, IFS is offering varying levels of profit, service and incentives depending on the needs and desire of individual schools. These flexible fund-raising programs offer competitive profit percentages to school sponsors while differentiating IFS through innovative services, record-keeping and management systems.

     After excluding restructuring and other charges, Tyler had much lower corporate expense for calendar-year 1996 compared to 1995. Savings came from a gain through sale of an asset and lower personnel expense. This reduction, coupled with interest income as opposed to interest expense in 1995, lowered the pretax loss for 1996.

1995 COMPARED TO 1994

     Tyler Corporation reported a 1995 loss from continuing operations of $.7 million, or $.04 per share, compared to a loss of $.9 million, or $.04 per share, in 1994. Net sales from continuing operations for 1995 fell 8% to $140.6 million from $153.5 million.

     Sales at Forest City for 1995 fell 5% to $86.9 million. Lower same-store sales for the year were offset somewhat by sales from new stores added since December 31, 1993. Same-store sales declined


Tyler Corporation Form 10-K  Page 14

10% for the year reflecting the effects of a very mild winter, a general slowdown in auto-parts sales in the Northeast and increased competition. The winter of 1995 was unseasonably warm and ice-free as compared to a severe winter in 1994. With all of Forest City's stores located in northern climates, a mild winter affects the level of component failures in cold-weather months and throughout the remainder of the year.

     Forest City operating profit fell to $4.0 million from $6.1 million in 1994 due principally to a higher operating expense ratio. While management was able to reduce somewhat selling, general and administrative expenses in dollars, these expenses increased as a percentage of sales due to lower volume. A narrower gross margin also contributed to the shortfall. In response to sluggish overall demand and increased competition, Forest City lowered prices in an effort to maintain market share.

     IFS sales for 1995 declined 13% to $53.7 million. International sales were only $1.6 million compared to $8.4 million in 1994. IFS discontinued most of its international operations late in 1994 due principally to adverse foreign regulations and the slim prospect for their reversal. Domestic sales fell 2% as lower order volume was partially offset by moderate product price increases. The decline in order volume came in November reflecting an industry trend towards more concentrated school fund-raising activity early in the semester.

     Operating profit at IFS rose to $5.0 million from $2.9 million for full-year 1994 on a pro forma basis. This advance was achieved through both lower international losses and profit improvements domestically. IFS lost $.8 million internationally, down from $1.6 million in 1994. Better product pricing, productivity improvements and lower freight costs yielded a significant domestic profit increase in 1995.

     Interest expense relating to continuing operations rose to $2.6 million from $1.8 million in 1994 principally due to higher interest rates. During 1995 borrowings under the Company's lines of credit were at an average rate of 7.8% compared to 5.6% in 1994.

     The Company's income tax expense of $.6 million in 1995 was more than the amount computed by applying the statutory rate to its loss from continuing operations principally due to nondeductible goodwill amortization.

     In 1995 the weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for the Company's benefit plans was decreased to 7.25% from 8.5% in 1994 to reflect current interest rates.



Tyler Corporation Form 10-K  Page 15

     In connection with TPI's sale of assets to Ransom on December 1, 1995, and pursuant to the terms of the Acquisition Agreement among the Company, TPI and Ransom, the Company froze benefit accruals for all Tyler Pipe employees and transferred the benefit obligation relating to the Tyler Pipe employees and the related assets to a new plan established by Ransom in April 1996. As a result, the Company recognized an estimated curtailment gain in 1995 of approximately $2.7 million. The curtailment gain reduced the loss on disposal of discontinued operations, and the related prepaid asset is included in the balance sheet at December 31, 1995.

     Prior to the sale to Ransom on December 1, 1995, the Company maintained a savings and investment plan primarily for the employees of Tyler Pipe and certain other employees of the Company. As a result of the sale, the Company ceased substantially all contributions as of December 1, 1995. The Company transferred all Tyler Pipe employee-account balances to a new plan established by Ransom in the first quarter of 1996 and terminated the remaining savings and investment plan in November 1996 after obtaining all necessary governmental approvals. Substantially all expenses relating to the savings and investment plan are included in discontinued operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements, together with the report of independent auditors and financial statement schedule, are included on pages 23 through 42 of this document. Financial statement schedules other than the schedule included have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.





Tyler Corporation Form 10-K  Page 16

                                    PART III

     The information required by Items 10 through 13 of Part III is incorporated by reference from the indicated pages of Tyler's definitive proxy statement for its annual meeting of shareholders to be held on April 28, 1997.

                                                         Pages of
                                                       Proxy Statement
                                                       ---------------
ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS       3 - 4
                    OF THE REGISTRANT.

ITEM 11.            EXECUTIVE COMPENSATION.                5 - 9

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN            2
                    BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED        10
                    TRANSACTIONS.



Tyler Corporation Form 10-K  Page 17

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)    (1)  The financial statements listed in the Index to Financial Statements and Schedule included in the Table of Contents on page 1 are filed as part of this report.

       (2) The schedule listed in the Index to Financial Statements and Schedule included in the Table of Contents on page 1 is filed as part of this report.

       (3)  Exhibits

       Certain of the exhibits to this report are hereby incorporated by reference, as specified:

 3.    Exhibits.

 3.1   Certificate of Incorporation of Tyler Three, as amended through May
       14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein).

 3.2 Amended and Restated By-Laws of Tyler Three, as amended through March 31, 1990 (filed as Exhibit 3.2 to the Company's registration statement no. 33-33505 and incorporated herein).

 4.1 Uncommitted $4,000,000 Documentary and Standby Letter of Credit Line between the Company and NationsBank of Texas, N.A., dated January 31, 1997.

 4.2 Rights Agreement, dated as of March 14, 1993, by and between Tyler Corporation and The First National Bank of Boston, as Rights Agent, which includes the form of Rights Certificate as Exhibit B thereto (filed as Exhibit 4 to the Company's Form 8-K, dated January 29, 1993, and incorporated herein).

 4.3 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Company's registration statement no. 33-33505 and incorporated herein).

10.1 Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1992, and incorporated herein).


*10.2 Stock Option Plan (including forms of option agreements)(filed as Exhibit 10.2 to the Company's registration statement no. 33-33505 and incorporated herein).

*10.3 Salary Continuation Agreement (filed as Exhibit 10.3 to the Company's registration statement no. 33-33505 and incorporated herein).

*10.4 Management Security Agreement (filed as Exhibit 10.4 to the Company's registration statement no. 33-33505 and incorporated herein).




Tyler Corporation Form 10-K  Page 18

*10.5  Split-dollar life insurance agreement with Joseph F. McKinney (filed as
       Exhibit 10.5 to the Company's registration statement no. 33-33505 and incorporated herein).

*10.6 Supplemental Retirement Plan (filed as Exhibit 10.6 to the Company's registration statement no. 33-33505 and incorporated herein).

 10.7 Indemnification Agreement, dated December 20, 1989 (filed as Exhibit 2.3 to the Company's registration statement no. 33-33505 and incorporated herein).

 10.8 Stock Purchase Agreement among Tyler Corporation and the Shareholders of Forest City Auto Parts Company, South Main Auto Parts, Inc., and General Distributors, Inc., dated December 12, 1990 (filed as Exhibit 2.1 to the Company's Form 8-K, dated March 5, 1991, and as amended under cover of Form 8 filed March 12, 1991, and incorporated herein).

 10.9 Amendment dated December 31, 1991, to the Stock Purchase Agreement, dated December 12, 1990, among Tyler Corporation and the Shareholders of Forest City Auto Parts Company (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein).

 10.15 Stock Purchase Agreement among Tyler Corporation, Institutional Financing Services, Inc. and the Shareholders of Institutional Financing Services, Inc., dated December 16, 1993 (filed as Exhibit 2.1 to the Company's Form 8-K, dated January 20, 1994, and as amended under cover of Form 8-K/A filed March 22, 1994, and incorporated herein).


*10.17 Amended and Restated Stock Option Agreement, dated March 18, 1993, between Institutional Financing Services, Inc. and E. Peter Raisbeck (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1993, and incorporated herein).

*10.18 First Amendment to Amended and Restated Stock Option Agreement, dated
       January 7, 1994, among Tyler Corporation, Institutional Financing Services, Inc. and E. Peter Raisbeck (filed as Exhibit 99.2 to the Company's Form 8-K, dated
       January 20, 1994, and incorporated herein).

 10.19 Acquisition Agreement dated as of November 20, 1995, by and among the Registrants, Tyler Pipe Industries, Inc. and Ransom Industries, Inc., formerly known as Union Acquisition Corporation (filed as Exhibit 2.1 to the Company's Form 8-K, dated December 14, 1995, and incorporated herein).

*10.20 Consulting Agreement between the Company and Joseph F. McKinney, dated
       October 7, 1996.




Tyler Corporation Form 10-K  Page 19

 21     Subsidiaries of Tyler

 23     Consent of Ernst & Young LLP


        Tyler will furnish copies of these exhibits to shareholders upon written request and payment of $0.15 per page.

(b)     Reports on Form 8-K

        Tyler did not file any Current Reports on Form 8-K during the fourth quarter of 1996.



*Management contract or compensatory plan or arrangement


Tyler Corporation Form 10-K  Page 20

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TYLER CORPORATION

     Date:  March 10, 1997                   By: /s/ C. A. Rundell, Jr.
                                                --------------------------------
                                                 C. A. Rundell, Jr.
                                                 Interim Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  March 10, 1997              By: /s/ C. A. Rundell, Jr.
                                           -------------------------------------
                                            C. A. Rundell, Jr.
                                            Chairman of the Board and
                                            Interim Chief Executive Officer
                                            (a principal executive officer)




     Date:  March 10, 1997              By: /s/ Richard W. Margerison
                                           -------------------------------------
                                           Richard W. Margerison
                                           President and Chief Operating Officer
                                           Director
                                           (a principal executive officer)



     Date:  March 10, 1997              By: /s/ Linda K. Hill
                                           -------------------------------------
                                           Linda K. Hill
                                           Vice President, Controller and
                                           Treasurer
                                           (principal financial officer and
                                           principal accounting officer)



Tyler Corporation Form 10-K  Page 21

     Date:  March 10, 1997              By: /s/ Ernest H. Lorch
                                           -------------------------------------
                                           Ernest H. Lorch
                                           Director


     Date:  March 10, 1997              By: /s/ F. R. Meyer
                                           -------------------------------------
                                           F. R. Meyer
                                           Director


     Date:  March 10, 1997              By: /s/ James E. Russell
                                           -------------------------------------
                                           James E. Russell
                                           Director














Tyler Corporation Form 10-K  Page 22

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Tyler Corporation

     We have audited the accompanying consolidated balance sheets of Tyler Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule referred to in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              Ernst & Young LLP


Dallas, Texas
February 14, 1997









Tyler Corporation Form 10-K  Page 23

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31




                                                                    1996         1995             1994
                                                               ------------   ------------     ------------
Net sales..................................................    $128,373,000   $140,582,000     $153,527,000
Costs and expenses
  Cost of sales............................................      61,359,000     64,585,000       71,254,000
  Selling, general and administrative expenses.............      79,536,000     73,516,000       80,465,000
  Interest (income) expense, net...........................        (290,000)     2,628,000        1,802,000
  Goodwill and other intangibles
   impairment charge.......................................      52,105,000          ---              ---
                                                               ------------   ------------     ------------
                                                                192,710,000    140,729,000      153,521,000
                                                               ------------   ------------     ------------

Income (loss) from continuing operations
  before income tax (benefit).............................      (64,337,000)      (147,000)            6,000

Income tax (benefit)
  Current.................................................         (935,000)    (1,968,000)         (53,000)
  Deferred................................................       (3,372,000)     2,528,000          923,000
                                                               ------------   ------------     ------------
                                                                 (4,307,000)       560,000          870,000
                                                               ------------   ------------     ------------
Loss from continuing operations                                 (60,030,000)      (707,000)        (864,000)
Discontinued operations
 Income (loss) from discontinued operations,
   after income tax (benefit)............................        (1,300,000)       365,000       (3,837,000)
 Loss on disposal of discontinued
   operations, after income tax..........................             ---      (16,631,000)         ---
                                                               ------------   ------------     ------------
Loss from discontinued operations........................        (1,300,000)   (16,266,000)      (3,837,000)
                                                               ------------   ------------     ------------

Net loss.................................................      $(61,330,000)  $(16,973,000)    $(4,701,000)
                                                               ============   ============     ============

Loss per common share
  Continuing operations..................................      $      (3.02)  $       (.04)    $       (.04)
  Discontinued operations................................              (.07)          (.81)            (.20)
                                                               ------------   ------------     ------------

  Net loss per common share.............................       $      (3.09)  $       (.85)    $       (.24)
                                                               ============   ============     ============

  Average shares                                                 19,876,000     19,869,000       19,925,000

See accompanying notes.

Tyler Corporation Form 10-K  Page 24

CONSOLIDATED BALANCE SHEETS
December 31


                                                          1996            1995
                                                      -------------   -------------
ASSETS
Current assets
 Cash and cash equivalents .......................... $  15,773,000   $   3,247,000
 Accounts receivable (less allowance for losses
   of $1,364,000 in 1996 and $396,000 in 1995) ......    11,633,000      16,250,000
 Amount due from Ransom Industries, Inc. ............        ---          7,599,000
 Merchandise inventories ............................    20,127,000      22,258,000
 Income tax receivable ..............................       907,000       4,361,000
 Prepaid expense ....................................       963,000       5,529,000
 Deferred income tax benefit.........................     3,438,000       1,406,000
                                                       -------------  -------------
   Total current assets..............................    52,841,000      60,650,000
                                                       -------------  -------------
Property, plant and equipment, at cost ..............     14,502,000     16,062,000
 Less allowance for depreciation ....................      6,369,000      6,376,000
                                                       -------------  -------------
                                                           8,133,000      9,686,000
Other assets
 Goodwill and other intangibles .....................       ---          54,265,000
 Sundry .............................................      1,970,000      4,036,000
                                                       -------------  -------------
                                                           1,970,000     58,301,000
                                                       -------------  -------------
                                                       $  62,944,000  $ 128,637,000
                                                       =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable ...................................  $   5,779,000  $   7,587,000
 Accrued wages and commissions ......................      3,867,000      3,176,000
 Accrued taxes other than federal income taxes ......      2,042,000      1,176,000
 Other accrued liabilities ..........................      8,944,000     11,620,000
                                                       -------------  -------------
   Total current liabilities ........................     20,632,000     23,559,000

Deferred income tax .................................      6,136,000      8,058,000
Other liabilities ...................................       ---           1,208,000
Other liabilities - TPI of Texas, Inc. ..............      4,135,000      2,450,000

Commitments and contingencies
Shareholders' equity
 Common stock, $.01 par value, 50,000,000 shares
   authorized, 21,309,277 shares issued .............        213,000        213,000
 Capital surplus ....................................     48,520,000     48,538,000
 Retained (deficit) earnings ........................    (10,083,000)    51,247,000
                                                       -------------  -------------
                                                          38,650,000     99,998,000
 Less 1,428,828 treasury shares in 1996 and
   1,433,783 treasury shares in 1995, at cost .......      6,609,000      6,636,000
                                                       -------------  -------------
   Total shareholders' equity .......................     32,041,000     93,362,000
                                                       -------------  -------------
                                                       $ 62,944,000   $ 128,637,000
                                                       =============  =============

See accompanying notes.


Tyler Corporation Form 10-K  Page 25

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1996, 1995 and 1994


                                         Common Stock                                           Treasury Stock
                                     --------------------                                   ------------------------
                                                                             Retained
                                                              Capital        (Deficit)
                                      Shares      Amount      Surplus         Earnings        Shares        Amount
                                    ----------   --------   ------------    ------------    ----------   -----------

Balance at December 31, 1993 ....   21,309,277   $213,000   $ 49,109,000    $ 72,921,000    (1,011,046)  $(4,279,000)
Issuance of treasury shares upon
   exercise of stock options ....         --         --         (647,000)           --         137,222       754,000
 Net purchase of treasury
   shares from employee
   benefit plan .................         --         --          (17,000)           --        (395,115)   (2,152,000)
 Purchase of treasury shares
   from benefit plans of
   former subsidiaries ..........         --         --             --              --        (181,239)   (1,045,000)
 Federal income tax benefit from
   exercise of nonqualified
   stock options ................         --         --          142,000            --            --            --
 Net loss .......................         --         --             --        (4,701,000)         --            --
                                    ----------   --------   ------------    ------------    ----------   -----------

Balance at December 31, 1994 ....   21,309,277    213,000     48,587,000      68,220,000    (1,450,178)   (6,722,000)

 Issuance of treasury shares upon
   exercise of stock options ....         --         --          (57,000)           --          12,770        75,000
 Net sale of treasury
   shares to employee
   benefit plan .................         --         --             --              --           3,625        11,000
 Federal income tax benefit from
   exercise of nonqualified
   stock options ................         --         --            8,000            --            --            --
 Net loss .......................         --         --             --       (16,973,000)         --            --
                                    ----------   --------   ------------    ------------    ----------   -----------
Balance at December 31, 1995 ....   21,309,277    213,000     48,538,000      51,247,000    (1,433,783)   (6,636,000)
 Net sale of treasury
   shares to employee
   benefit plan .................         --         --          (18,000)           --           4,955        27,000
 Net loss .......................         --         --             --       (61,330,000)         --            --
                                    ----------   --------   ------------    ------------    ----------   -----------
Balance at December 31, 1996 ....   21,309,277   $213,000   $ 48,520,000    $(10,083,000)   (1,428,828)  $(6,609,000)
                                    ==========   ========   ============    ============    ==========   ===========


See accompanying notes.


Tyler Corporation Form 10-K  Page 26

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31


                                                                  1996            1995            1994
                                                              ------------    ------------    ------------
Cash flows from operating activities
 Net loss .................................................   $(61,330,000)   $(16,973,000)   $ (4,701,000)
 Adjustments to reconcile loss from operations to net cash
   provided (used) by operations:
   Depreciation and amortization ..........................      4,466,000       4,575,000       4,535,000
   Goodwill and other intangibles impairment charge .......     52,105,000            --              --
   Other noncash charges ..................................     13,973,000            --              --
   Provision for losses on accounts receivable ............      1,116,000         359,000       1,112,000
   Deferred income tax (benefit) ..........................     (3,954,000)      2,965,000       2,421,000
   Decrease in accounts receivable ........................      1,263,000       2,932,000       1,974,000
   (Increase) decrease in inventories .....................        577,000       2,688,000      (2,811,000)
   (Increase) decrease in prepaid expenses ................        383,000         191,000        (142,000)
   Decrease in accounts payable ...........................     (1,808,000)       (932,000)     (1,119,000)
   Decrease in accrued liabilities ........................     (2,775,000)     (1,050,000)     (1,886,000)
   Increase (decrease) in income tax ......................      3,454,000      (3,338,000)     (3,406,000)
   Decrease in other liabilities ..........................       (161,000)     (1,073,000)       (335,000)
   Discontinued operations - noncash charges and working
     capital changes ......................................           --        25,586,000       1,129,000
                                                              ------------    ------------    ------------

     Net cash provided (used) by operating activities .....      7,309,000      15,930,000      (3,229,000)
                                                              ------------    ------------    ------------

Cash flows from investing activities
 Proceeds from sale of pipe and fittings segment,
   after expenses .........................................      7,599,000      58,540,000            --
 Additions to property, plant and equipment ...............     (3,567,000)     (2,078,000)     (3,395,000)
 Cost of acquisitions, net of cash acquired ...............     (2,528,000)           --       (59,064,000)
 Proceeds from disposal of property, plant and equipment ..      2,040,000       1,645,000          37,000
 Investing activities of discontinued operations ..........           --        (8,385,000)    (10,369,000)
 Other ....................................................      1,664,000      (1,639,000)       (414,000)
                                                              ------------    ------------    ------------
     Net cash provided (used) by investing activities .....      5,208,000      48,083,000     (73,205,000)
                                                              ------------    ------------    ------------

Cash flows from financing activities
 Long-term debt (repayments) additions ....................           --       (62,700,000)     63,500,000
 Issuance of common stock .................................           --            26,000         249,000
 Net sale (purchase) of treasury shares to (from) employee
   benefit plan ...........................................          9,000          11,000      (2,169,000)
 Purchase of treasury shares from benefit plans of
   former subsidiaries ....................................           --              --        (1,045,000)
                                                              ------------    ------------    ------------

     Net cash provided (used) by financing activities .....          9,000     (62,663,000)     60,535,000
                                                              ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ......     12,526,000       1,350,000     (15,899,000)
Cash and cash equivalents at beginning of year ............      3,247,000       1,897,000      17,796,000
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of year ..................   $ 15,773,000    $  3,247,000    $  1,897,000
                                                              ============    ============    ============


See accompanying notes.





Tyler Corporation Form 10-K  Page 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION OF BUSINESS

     Tyler Corporation provides products and services to customers through two operating subsidiaries. Forest City Auto Parts Company ("Forest City"), which specializes in selling mechanical and electrical automotive aftermarket parts to do-it-yourself customers and Institutional Financing Services, Inc. ("IFS"), which provides products for fund-raising programs in schools. IFS's major product offering is costume jewelry, with other products including specialty gifts, seasonal items, paper products and edibles. Forest City is headquartered in Cleveland, Ohio and maintains 61 store locations in Illinois, New York, Ohio, Pennsylvania and Wisconsin. IFS is headquartered in Benicia, California and markets through a highly trained sales force that contacts school sponsors interested in raising money for educational and extracurricular uses. Geographic markets for IFS include principally all of the United States and a modest presence in the Caribbean.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Tyler Corporation and its subsidiaries, all of which are wholly owned.

     Inventories are valued at the lower of cost or market. Costs of inventories are determined by the first-in, first-out method.

     Depreciation for financial statement purposes is provided principally by the straight-line method over the estimated useful lives of the various assets. Depreciation expense was $2,306,000, $1,849,000 and $1,925,000 for 1996, 1995
and 1994, respectively. For income tax purposes, accelerated depreciation is used with recognition of deferred income tax for the resulting temporary differences.

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Excess cash during the year was invested at an average rate of approximately 5%. Interest paid in 1996 was $65,000. Interest paid in 1995 and 1994 was $6,935,000 and $2,699,000, respectively, which includes interest charged to the results of discontinued operations.


Tyler Corporation Form 10-K Page 28

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain prior-year amounts have been reclassified to conform to the current-year presentation.

DISCONTINUED OPERATIONS

     On December 1, 1995, the Company sold all the outstanding capital stock of Swan Transportation Company ("Swan") to Ransom Industries, Inc. ("Ransom") (formerly known as Union Acquisition Corporation). In the same transaction, Tyler Pipe Industries, Inc., (subsquently renamed TPI of Texas, Inc.) ("TPI") a wholly owned subsidiary of the Company, sold substantially all of its assets to Ransom, and Ransom assumed substantially all the liabilities of TPI. The results of these entities and the effects of subsequent changes in estimates of retained contingent liabilities are included as discontinued operations. The assets TPI sold and the liabilities Ransom assumed included all those relating to TPI's business of manufacturing and marketing cast iron pipe and fittings, excluding cash and certain other assets and liabilities. Swan is a motor-carrier company that provided transportation services to TPI prior to the closing.

     Based on a July 1, 1995, balance sheet, Ransom paid a net amount of $66,139,000 for the stock of Swan and assets of TPI of which $58,540,000 was received at closing on
December 1, 1995, and the net remaining payment was received in January 1996. In addition, TPI distributed approximately $17,700,000 to the Company from July 1, 1995, through closing.

Operating results of the discontinued pipe and fittings segment for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                   1996             1995            1994
                                               -------------    -------------   -------------

Net sales ..................................   $         ---    $ 202,508,000   $ 204,323,000

Income (loss) before income tax (benefit) ..   $  (2,000,000)   $     821,000   $  (5,573,000)
Income tax (benefit) .......................        (700,000)         456,000      (1,736,000)
                                               -------------    -------------   -------------

Net income (loss) from discontinued
     operations ............................   $  (1,300,000)   $     365,000   $  (3,837,000)



Tyler Corporation Form 10-K  Page 29

     Interest has been charged to discontinued operations based on net assets of the pipe and fittings segment. Interest expense allocated to discontinued operations for 1995 and 1994 was $2,933,000 and $2,018,000, respectively. Income tax (benefit) has been charged (credited) to discontinued operations based on the income tax (benefit) resulting from inclusion of the discontinued segment in the Company's consolidated federal income tax return.

     The income tax (benefit) differs from the amount which would be provided by applying the statutory income tax rate to income (loss) before income tax (benefit) for 1995 and 1994 due primarily to differences resulting from excess book over tax amortization and differences in book and tax bases of inventory and fixed assets.

     The income tax of $4,157,000 on the loss on disposal of discontinued operations differs from the amount which would be provided by applying the statutory income tax rate to the pretax loss primarily as a result of excess book over tax amortization and differences in book and tax bases of inventory, fixed assets and goodwill.

     The Company recorded a pretax loss from discontinued operations of $2,000,000 in 1996 for the investigation of certain claims and contingent claims. (See "Commitments and Contingencies" footnote.)

ACQUISITIONS

     On January 7, 1994, the Company completed the purchase of Institutional Financing Services, Inc. IFS assists schools in fund raising by arranging for students to sell company-supplied gift items to family and friends. IFS was acquired for approximately $50,000,000 and the assumption of seasonal working capital debt of $12,800,000. The purchase agreement provides for additional payments of up to $12,000,000 based on cumulative operating profits for the five years ending December 1998. However, based on IFS's three-year cumulative operating profits ending December 1996, the Company does not anticipate any payments will be made. The acquisition has been accounted for as a purchase, and the net assets and results of operations of IFS are included in the Company's Consolidated Financial Statements beginning January 7, 1994. The purchase price was allocated to the assets and liabilities of IFS based on their respective fair values. The purchase price and expenses associated with the acquisition exceeded the fair value of IFS's net assets by approximately $40,854,000 which was assigned to goodwill. (See "Goodwill and Other Intangibles Impairment Charge" footnote.)


Tyler Corporation Form 10-K  Page 30

     In connection with the 1991 acquisition of Forest City, the Company made a final payment of $1,320,000 in the first quarter of 1996 to former shareholders
and certain other executives of    Forest City as the result of achieving
certain cumulative profit objectives. The amount paid was accrued at December 31, 1995. In addition, the Company has paid $660,000 in 1994 for 1993 performance, $660,000 in 1993 for 1992 performance and $660,000 in 1992 for 1991 performance for a total of $3,300,000 since the acquisition.

     Pursuant to the 1994 IFS acquisition agreement, the Company made a $1,208,000 payment in the third quarter of 1996 to former shareholders and executives at IFS. The amount was accrued at December 31, 1995.


PROPERTY, PLANT AND EQUIPMENT

                                        Depreciation
                                            Lives
                                          (in years)       1996          1995
                                          ----------    -----------   -----------

    Land ...............................                $   789,000   $ 1,141,000
    Buildings and leasehold
      improvements .....................   7 to 30        4,297,000     5,030,000
    Machinery and transportation
      equipment ........................   3 to 15        9,416,000     9,891,000
                                                        -----------   -----------
                                                        $14,502,000   $16,062,000
                                                        ===========   ===========



Tyler Corporation Form 10-K  Page 31

BANK DEBT

     During 1996, the Company had only nominal temporary borrowings for several days in January under credit agreements existing in 1996 at an average rate of 7%.

     The Company had outstanding letters of credit aggregating approximately $2,320,000 at December 31, 1996. Approximately $2,000,000 relates to guarantees of performance to a third party for potential environmental remediation.

     In January 1997 the Company terminated its credit agreement and established a new uncommitted $4,000,000 Documentary and Standby Letter of Credit Line. Under the new agreement, existing letters of credit are required to be secured by cash collateral.

INCOME TAX

     The (benefit) provision for income tax consists of the following:

                               1996           1995            1994
                            -----------    -----------    -----------
Current:
Federal .................   $  (938,000)   $(1,971,000)   $  (287,000)
State ...................         3,000          3,000        234,000
                            -----------    -----------    -----------
                               (935,000)    (1,968,000)       (53,000)

Deferred ................    (3,372,000)     2,528,000        923,000
                            -----------    -----------    -----------
                            $(4,307,000)   $   560,000    $   870,000
                            ===========    ===========    ===========


     The income tax (benefit) provision differs from amounts computed by applying the statutory tax rate to income (loss) from continuing operations as follows:

                                       1996             1995            1994
                                    ------------    ------------    ------------
 Income tax (benefit) at
   statutory rate ...............   $(22,518,000)   $    (52,000)   $      2,000
 State income tax, net of
   federal income tax benefit ...          2,000           2,000         170,000
 Foreign operating losses
   with no current tax benefit ..         (4,000)         57,000         245,000
 Life insurance .................        534,000          (5,000)        (61,000)
 Excess book amortization .......        487,000         506,000         468,000

 Goodwill and other intangibles
   impairment charge ............     17,136,000            --              --
 Other, net .....................         56,000          52,000          46,000
                                    ------------    ------------    ------------
                                    $ (4,307,000)   $    560,000    $    870,000
                                    ============    ============    ============




Tyler Corporation Form 10-K  Page 32

     Significant components of deferred tax assets and liabilities as of December 31, 1996, and 1995 are as follows:

                                                        1996              1995
                                                    ------------      ------------
    Deferred income tax assets:
     Inventories ..............................     $    667,000      $    573,000
     Insurance reserves .......................          154,000            98,000
     Operating expenses not
       currently deductible ...................        3,684,000         1,550,000
     Benefit of foreign
       abandonment losses not
       currently deductible ...................             --           1,259,000
     Employee benefit plans ...................          253,000         1,112,000
     Other ....................................          347,000           100,000
                                                    ------------      ------------
       Total deferred income tax assets .......        5,105,000         4,692,000
                                                    ------------      ------------

    Deferred income tax liabilities:
     Tax-benefit transfer lease ...............       (5,370,000)       (6,080,000)
     Property, plant and equipment ............       (2,176,000)       (2,199,000)
     Pension plan .............................             --          (1,464,000)
     Other ....................................         (257,000)       (1,601,000)
                                                    ------------      ------------
       Total deferred income tax liabilities ..       (7,803,000)      (11,344,000)
                                                    ------------      ------------
         Net deferred income tax liabilities ..     $ (2,698,000)     $ (6,652,000)
                                                    ============      ============


     Included in the Company's income (loss) from continuing operations before income tax (benefit) are losses related to IFS's foreign operations in 1995 and 1994 of $782,000 and $1,500,000, respectively.

     The Company received refunds of prior years' income tax paid of $4,693,000 in 1996. The Company paid income tax, net of refunds received, of $803,000 in 1995 and $2,513,000 in 1994.

LEASES

     The Company leases certain offices, a distribution center, retail stores, transportation, computer and other equipment used in its operations under noncancellable operating lease agreements expiring at various dates through 2010. Most leases contain renewal options and some contain purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.


Tyler Corporation Form 10-K  Page 33

     Rent expense was approximately $3,377,000 in 1996, $3,342,000 in 1995 and $3,189,000 in 1994. Minimum rental payments under the leases described above are as follows:


                          1997 .........     $ 2,978,000
                          1998 .........       2,689,000
                          1999 .........       2,180,000
                          2000 .........       1,952,000
                          2001 .........       1,616,000
                          Later years ..       5,430,000
                                             -----------
                                             $16,845,000
                                             ===========


EMPLOYEE BENEFIT PLANS

     Forest City maintains a profit-sharing plan for the benefit of eligible employees of Forest City. Forest City's annual contribution to the profit-sharing plan was $90,000 in 1996, 1995 and 1994. The amount of Forest City's contribution to the profit-sharing plan is determined by its board of directors but may not exceed 15% of the aggregate compensation paid by Forest City to eligible employees for any plan year.

     A defined contribution pension plan and a defined contribution profit-sharing plan are in effect covering substantially all the employees of IFS. The profit-sharing plan includes a 401(k) salary-deferral plan ["401(k)"]. The pension contributions are determined as a percentage of each participating employee's compensation. The profit-sharing contributions are made at the board of directors' discretion. Contributions to the 401(k) are in the form of employee-salary deferrals which may be subject to employer-matching contributions up to a specified limit. IFS's contributions to the pension plan in 1996, 1995 and 1994 were $779,000, $791,000 and $810,000, respectively. In addition, IFS's contributions to the profit-sharing plan in 1996, 1995 and 1994 were $227,000, $266,000 and $315,000, respectively.

     Prior to TPI's sale of assets to Ransom on December 1, 1995, the Company maintained a defined benefit pension plan (the "Plan") which provided income and death benefits for certain employees of the Company and employees of TPI. The benefits were generally based on final average salary and years of service. The Company's policy was to fund net pension cost accrued. However, the Company would not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.


Tyler Corporation Form 10-K  Page 34

     In connection with TPI's sale of assets to Ransom and pursuant to the terms of the acquisition agreement among the Company, TPI and Ransom (the "Acquisition Agreement"), the Company froze benefit accruals for all TPI employees on December 1, 1995, and transferred the benefit obligation relating to the TPI employees and the related assets to a new plan established by Ransom (the "Ransom Plan") in April 1996. The assets transferred to the Ransom Plan consisted principally of publicly traded stocks and bonds, U.S. government securities and 251,200 shares of the Company's common stock. The assets remaining in the Company's Plan were invested in short-term fixed income securities. As a result, the Company recognized an accrued curtailment gain in 1995 of approximately $2,700,000. The curtailment gain reduced the loss on disposal of discontinued operations in 1995, and the related prepaid asset is included in the balance sheet at December 31, 1995.

     Subsequent to the asset and obligation transfer to the Ransom Plan, the Company terminated the Plan on June 30, 1996, and determined that the remaining Plan assets exceeded the obligation relating to the remaining participants. As a result, the Plan was amended to provide a "pro rata benefit increase" as described in section 4980(d)(3) of the Internal Revenue Code of 1986. This amendment allows the excise tax associated with the excess asset reversion to be 20% rather than 50%. The Company received a favorable determination letter from the IRS in November 1996 relating to the termination of the Plan including the terms of the pro rata benefit increase. As a result of the amendment and termination of the Plan, the Company received cash and recorded income from reversion of excess assets from a defined benefit pension plan of approximately $2,300,000 and accrued an excise tax liability of approximately $465,000 in December 1996. In addition, the Company also recorded a settlement loss of approximately $3,700,000 and reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits." These two events, the income reversion and the settlement of the pension plan, resulted in a net charge of $1,865,000. Final distributions were paid to all remaining participants in the form of lump-sum settlements. No assets or liabilities of the Plan remained at December 31, 1996. In addition, no pension cost was recorded in 1996.

     Prior to TPI's sale of assets to Ransom on December 1, 1995, the Company maintained several other benefit plans for certain key employees of the Company and TPI. These plans were also terminated in 1996. Approximately 55% of these benefits were funded by insurance policies which

Tyler Corporation Form 10-K  Page 35
were redeemed in 1996. The Company made final settlement payments of approximately $2,400,000 in 1996 and an additional $1,300,000 remained accrued at December 31, 1996, and was paid in January 1997.

     Prior to TPI's sale of assets to Ransom on December 1, 1995, the Company maintained a savings and investment plan primarily for the employees of TPI and certain other employees of the Company. As a result of the sale, the Company ceased substantially all contributions as of December 1, 1995. The Company transferred all TPI employee account balances to a new plan established by Ransom in the first quarter of 1996 and received governmental approval in November 1996 to terminate the remaining savings and investment plan. All account balances were distributed by year end. Substantially all expenses in 1995 relating to the savings and investment plan are included in discontinued operations.

RESTRUCTURING AND OTHER FOURTH-QUARTER CHARGES

     In the fourth quarter of 1996, the Company recorded $1,929,000 of restructuring and other charges in relation to a restructuring plan to reduce costs and increase future operating efficiency by reducing the work force, closing and relocating Forest City stores, reducing corporate office space requirements and discontinuing a small product line at IFS. Also in the fourth quarter, the Company recorded charges of $6,103,000 which included uncollectible accounts receivable at IFS, the write-down of excess inventory remaining after fourth-quarter sales declines at IFS, other obligations relating to the termination of former employees, vendor restocking charges for on-hand inventory items at Forest City and the noncash write-off of certain fixed assets and software which Forest City decided in the fourth quarter that it will no longer utilize in its business. In addition, the Company terminated its defined benefit pension plan in December 1996 resulting in a net charge of approximately $1,865,000. (See "Employee Benefit Plans" footnote.)

     The total restructuring and other charges recorded in the fourth quarter of 1996 were $9,897,000 of which $1,361,000 is included in cost of sales and $8,536,000 is included in selling, general and administrative expenses.



Tyler Corporation Form 10-K  Page 36

GOODWILL AND OTHER INTANGIBLES IMPAIRMENT CHARGE

     Prior to December 1996, goodwill was amortized over 40 years. In December 1996 the Company recognized a goodwill and other intangibles impairment charge of $52,105,000 related to the 1991 acquisition of Forest City and the 1994 acquisition of IFS. The continued decline in the financial results of both operating companies in the second half of 1996 and a related strategic and operational review resulted in an evaluation of goodwill and other intangibles for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace and increased competition for both companies. The Company calculated the present value of expected cash flows to estimate the fair value of each operating company.


COMMITMENTS AND CONTINGENCIES

     The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of TPI of Texas, Inc., Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The foundry was operated on the site from the early part of this century to 1969 when it was acquired by Jersey-Tyler.
Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. Subsequently, the property was sold to other persons who have operated a salvage yard on the site. Based on a remedial investigation conducted by TPI, the NJDEPE has demanded TPI and other potentially responsible parties remediate the foundry site and the contamination in the adjacent stream and nearby lake. TPI intends to propose that it conduct a feasibility study to assess its remediation options, including costs, but does not intend to commit to further action at this time.

     In connection with TPI's sale of assets to Ransom, on December 1, 1995, pursuant to the Acquisition Agreement, Ransom agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, Ransom agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the New Jersey site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that Ransom agreed to reimburse TPI in connection with this matter is $6,500,000. Ransom, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs,


Tyler Corporation Form 10-K  Page 37
including any remediation costs incurred by TPI. Some costs may also be covered by insurance although the insurance carriers are expected to deny coverage. TPI expects Ransom, on TPI's behalf, to proceed against such insurance carriers seeking coverage of remediation costs.

     Pursuant to the Acquisition Agreement, Ransom agreed to manage and direct the prosecution or defense of certain other matters on behalf of TPI and to reimburse related costs and expenses. Ransom agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter and one-half of such expenses in excess of $750,000. The maximum amount that Ransom agreed to reimburse TPI in connection with all of these matters excluding Jersey-Tyler is $8,000,000. Although it is impossible to predict the outcome of legal or regulatory proceedings, based on negotiations and activities before TPI's sale of assets, the Company believes that substantially all of the costs, expenses and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by Ransom pursuant to the Acquisition Agreement or have been adequately provided for in the financial statements.

     Ransom did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation, including environmental claims and claims for work-related injuries and physical conditions. In January 1997 two lawsuits were filed involving silicosis claims. In light of its current litigation, claims and contingent claims that may result in future litigation involving TPI, a pretax loss from discontinued operations of $2,000,000 was recorded in 1996 for the investigation of such matters. Based on the facts available, the Company is not able to make a determination as to the likelihood of a favorable outcome or to estimate the range of potential loss for any asserted or unasserted claims arising from any of the sources described in this paragraph.

     In June 1995 Forest City was sued by a former executive in the Court of Common Pleas of Cuyahoga County, Ohio alleging that Forest City terminated the plaintiff because of his age and making other common law claims arising out of his termination. The plaintiff seeks damages in excess of $16,000,000. Although Forest City maintains insurance to cover claims of this nature, such insurance would not cover awards, if any, of punitive and certain other damages. Forest City is defending this lawsuit vigorously. The case was subsequently moved to federal district court in


Tyler Corporation Form 10-K  Page 38

Cleveland, Ohio. The discovery process has not been completed, and based on results of discovery to date, the outcome of this lawsuit is uncertain.

     Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

SHAREHOLDERS' EQUITY

     The Company has authorized 1,000,000 shares of $10 par value voting preferred stock. The board of directors designated 250,000 shares as Series A Junior Participating Preferred Stock which are reserved for issuance upon exercise of the Company's stock purchase rights. In 1993 the Company declared a dividend of one stock purchase right for each outstanding share of common stock. Each right may be exercised to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $21. Each share of Series A Junior Participating Preferred Stock will have a minimum preferential quarterly dividend of 100 times the dividend declared on common stock and a minimum liquidation preference of $100 per share. Upon liquidation or any merger or other business combination in which common stock is exchanged, the holders of the Series A Junior Participating Preferred Stock will be entitled to receive 100 times the amount received per share of common stock.

     The stock purchase rights may be exercised only after public announcement that a person or group has acquired 20% or more of the Company's common stock or public announcement of an offer for 30% or more of the Company's common stock. The rights, which do not have voting rights, will expire on March 14, 2003. The rights may be redeemed by the Company at a price of $.01 per right at any time prior to 15 days (or such longer period as the board of directors may determine) after the acquisition of 20% of the Company's common stock. If the Company is acquired in a merger or other business combination after the rights become activated, each right will entitle its holder to purchase, at the exercise price of $21, shares of common stock in the acquiring company having a market value of $42. If the Company is the surviving corporation, each right will entitle the holder to purchase, at the exercise price of $21, shares of common stock of the Company having a market value of $42.


Tyler Corporation Form 10-K  Page 39

STOCK OPTION PLAN

     The Tyler Corporation Stock Option Plan provides for the granting of nonqualified and incentive stock options, as defined by the Internal Revenue Code, to key employees of the Company and its subsidiaries at prices which represent fair market value at dates of grant.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the effect on the Company's net earnings and earnings per share would not have been material.

Following is a summary of option transactions during 1996, 1995 and 1994:

                                              Number of        Option
                                               Shares           Prices
                                             -----------  ----------------
Options outstanding at January 1, 1994 ....     335,890   $.  17  to $5.00
 Granted ..................................     33,500      3.50  to  5.50
 Exercised ................................    (137,222)     .17  to  3.50
                                             ----------
Options outstanding at December 31, 1994 ..     232,168      .17  to  5.50
 Granted ..................................     10,000           2.75
 Canceled .................................    (109,524)    3.00  to  5.50
 Exercised ................................     (12,770)         1.37
                                             ----------
Options outstanding at December 31, 1995 ..     119,874      .17  to  5.50
 Granted ..................................     225,000    1.625  to 2.125
 Canceled .................................     (14,605)    2.75  to  4.87
                                             ----------
Options outstanding at December 31, 1996 ..     330,269     $.17  to $5.50
                                             ==========

Exercisable at December 31, 1996 ..........     150,702
Reserved for future options ...............     569,518





Tyler Corporation Form 10-K  Page 40

INDUSTRY SEGMENTS

     The Company sells products and services to retail and institutional customers through two principal operating units. Selected financial information is presented below for 1996, 1995 and 1994 (000 omitted).



                                              Segment Net Sales          Segment Operating Profits(1)
                                     ------------------------------      -----------------------------
                                       1996       1995       1994          1996      1995       1994
                                     --------   --------   --------      --------  --------   --------
Automotive aftermarket parts .....   $ 85,074   $ 86,893   $ 91,849      $(15,763) $  3,190   $  5,006
Products for fund-raising programs     43,299     53,689     61,678       (42,006)    3,417      1,820
                                     --------   --------   --------      --------  --------   --------
  Segment totals .................   $128,373   $140,582   $153,527       (57,769)    6,607      6,826
                                     ========  =========   ========
Interest (income) expense, net ..............................                (290)    2,628      1,802
Unallocated corporate expense(2) ............................               6,858     4,126      5,018
                                                                         --------  --------   --------
Income (loss) from continuing operations before income tax (benefit)...  $(64,337) $   (147)  $      6
                                                                         ========  ========   ========

                                        Capital Expenditures        Depreciation and Amortization
                                      --------------------------    -----------------------------
                                       1996      1995      1994      1996        1995        1994
                                      ------    ------    ------    ------      ------      ------
Automotive aftermarket parts .....    $1,034    $1,737    $2,274    $2,368      $1,910      $1,799
Products for fund-raising programs     2,533       334       742     1,997       2,403       2,529
Other ............................      --           7       379       101         262         207
                                      ------    ------    ------    ------      ------      ------
  Total continuing operations ....    $3,567    $2,078    $3,395    $4,466      $4,575      $4,535
                                      ======    ======    ======    ======      ======      ======

                                             Tangible Assets              Intangible Assets
                                       ----------------------------   -------------------------
                                         1996       1995     1994     1996     1995      1994
                                        -------   -------   -------   -----   -------   -------
Automotive aftermarket parts ........   $27,643   $29,072   $26,222   $---    $15,890   $17,362
Products for fund-raising programs ..    19,411    25,985    33,886    --      38,375    40,538
Other ...............................    15,890    19,315     7,330    --        --        --
                                        -------   -------   -------   -----   -------   -------
  Total continuing operations .......   $62,944   $74,372   $67,438   $---    $54,265   $57,900
                                        =======   =======   =======   =====   =======   =======

                                           Identifiable Assets
                                       -------------------------------
                                         1996        1995      1994
                                       ---------  ---------  ---------
Automotive aftermarket parts ........   $ 27,643   $ 44,962   $ 43,584
Products for fund-raising programs ..     19,411     64,360     74,424
Other(3) ............................     15,890     19,315      7,330
                                        --------   --------   --------
  Total continuing operations .......   $ 62,944   $128,637   $125,338
                                        ========   ========   ========


(1) In 1996 the segment operating profit for the automotive aftermarket parts and the products for fund-raising programs includes goodwill and other intangibles impairment charges of $14,789 and $37,316, respectively, and restructuring and other charges of $3,634 and $2,647, respectively. (See "Restructuring and Other Fourth-Quarter Charges" and "Goodwill and Other Intangibles Impairment Charge" footnotes.)

(2) Unallocated corporate expense relates principally to salaries and related employee-benefit costs and space requirements. In 1996 unallocated corporate expense also includes $3,616 restructuring and other charges. (See "Restructuring and Other Fourth-Quarter Charges" footnote.)

(3) Other identifiable assets consist primarily of cash, cash equivalents and federal income tax receivable.

Tyler Corporation Form 10-K Page 41

                       SCHEDULE II - ALLOWANCE FOR LOSSES

                     Years ended December 31, 1995 and 1996


     Year ended December 31, 1995:


     Balance at beginning of year .............   $   657,000
     Additions charged to costs and expenses ..       359,000
     Deductions for accounts charged off ......      (620,000)
                                                  -----------

        Balance at end of year ................   $   396,000
                                                  ===========

     Year ended December 31, 1996:

     Balance at beginning of year .............   $   396,000
     Additions charged to costs and expenses ..     1,116,000
     Deductions for accounts charged off ......      (148,000)
                                                  -----------

        Balance at end of year ................   $ 1,364,000
                                                  ===========






Tyler Corporation   Page 42

                              INDEX TO EXHIBITS
                              -----------------

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
  4.1               Uncommitted 4,000,000 Documentary and Standby
                    Letter of Credit

 10.20              Consulting Agreement between the Company and Joseph F.
                    McKinney dated October 7, 1996

  21                Subsidiaries of Tyler

  23                Consent of Ernst & Young L.L.P.

  27                Financial Data Schedule

