Form 10-Q
period 1997-03-31
TYLER CORP /NEW/
filed 1997-05-12
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes   X    No
    -----     -----

Number of shares of common stock of registrant outstanding at May 9, 1997: 19,882,921

       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TYLER CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                               March 31       December 31       March 31
                                                 1997             1996            1996
                                             ------------     ------------    ------------
ASSETS

Current assets
  Cash and cash equivalents                  $ 19,140,000     $ 15,773,000    $ 12,647,000
  Accounts receivable (less allowance
    for losses of:  3/31/97 - $1,371,000;
    12/31/96 - $1,364,000; 3/31/96 -
    $441,000)                                   5,945,000       11,633,000       8,915,000
  Merchandise inventories                      20,465,000       20,127,000      22,044,000
  Income tax receivable                           618,000          907,000       4,374,000
  Prepaid expense                                 856,000          963,000       5,274,000
  Deferred income tax benefit                   3,438,000        3,438,000       1,406,000
                                             ------------     ------------    ------------

    Total current assets                       50,462,000       52,841,000      54,660,000

Property, plant and equipment, at cost         14,962,000       14,502,000      16,260,000
  Less allowance for depreciation               6,882,000        6,369,000       6,714,000
                                             ------------     ------------    ------------

                                                8,080,000        8,133,000       9,546,000
Other assets
  Goodwill and other intangibles                    --               --         53,688,000
  Sundry                                        1,908,000        1,970,000       3,397,000
                                             ------------     ------------    ------------
                                                1,908,000        1,970,000      57,085,000
                                             ------------     ------------    ------------
                                             $ 60,450,000     $ 62,944,000    $121,291,000
                                             ============     ============    ============


See accompanying notes.

                               TYLER CORPORATION

                                  (Unaudited)

                                                March 31       December 31      March 31
                                                  1997            1996            1996
                                              ------------    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                            $  6,621,000    $  5,779,000    $  6,773,000
  Accrued liabilities                           11,602,000      14,853,000       9,659,000
                                              ------------    ------------    ------------
    Total current liabilities                   18,223,000      20,632,000      16,432,000

Deferred income tax                              5,922,000       6,136,000       8,058,000
Other liabilities                                   --              --           1,229,000
Other liabilities - TPI of Texas                 4,123,000       4,135,000       2,296,000

Commitments and contingencies (1)

Shareholders' equity
  Common stock ($.01 par value, 50,000,000
    shares authorized, 21,309,277 shares
    issued)                                        213,000         213,000         213,000
  Capital surplus                               48,516,000      48,520,000      48,538,000
  Retained (deficit) earnings                   (9,944,000)    (10,083,000)     51,161,000
                                              ------------    ------------    ------------
                                                38,785,000      38,650,000      99,912,000
  Less treasury shares, at cost:  (3/31/97 -
    1,426,356; 12/31/96 - 1,428,828;
    3/31/96 - 1,433,823)                         6,603,000       6,609,000       6,636,000
                                              ------------    ------------    ------------
    Total shareholders' equity                  32,182,000      32,041,000      93,276,000
                                              ------------    ------------    ------------

                                              $ 60,450,000    $ 62,944,000    $121,291,000
                                              ============    ============    ============




See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                          Three Months Ended March 31
                                          ----------------------------

                                              1997            1996
                                          ------------    ------------
Net sales                                 $ 26,497,000    $ 30,764,000
Costs and expenses
  Cost of sales                             12,216,000      14,204,000
  Selling, general and administrative
    expenses                                14,226,000      16,817,000
  Interest (income), net                      (163,000)        (70,000)
                                          ------------    ------------

                                            26,279,000      30,951,000
                                          ------------    ------------

Income (loss) before
  income tax (benefit)                         218,000        (187,000)
Income tax (benefit)                            79,000        (101,000)
                                          ------------    ------------

Net income (loss)                         $    139,000    $    (86,000)
                                          ============    ============


Net earnings per common share             $        .01    $        .00
                                          ============    ============

Average shares outstanding during
  the period                                19,882,000      19,875,000



See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                   Three Months Ended March 31
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------
Cash flows from operating activities
  Net income (loss)                                $    139,000   $    (86,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by operations
    Depreciation and amortization                       689,000      1,023,000
    Provision for losses on
      accounts receivable                                67,000         60,000
    Deferred income tax benefit                        (214,000)         --
    Decrease in accounts receivable                   5,621,000      7,275,000
    (Increase) decrease in inventories                 (338,000)       214,000
    (Increase) decrease in income tax receivable        289,000        (13,000)
    Decrease in prepaid expense                         107,000        255,000
    Increase (decrease) in accounts payable             842,000       (814,000)
    Decrease in accrued liabilities                  (3,251,000)    (4,993,000)
    Decrease in other liabilities                       (12,000)      (133,000)
                                                   ------------   ------------
      Net cash provided by operations                 3,939,000      2,788,000
                                                   ------------   ------------

Cash flows from investing activities
  Net amount due from Union
    Acquisition Corporation                              --          7,599,000
  Additions to property, plant and
    equipment                                          (462,000)      (664,000)
  Cost of acquisition                                    --         (1,320,000)
  Proceeds from disposal of property,
    plant and equipment                                   2,000        358,000
  Other                                                (114,000)       639,000
                                                   ------------   ------------
      Net cash (used) provided
        by investing activities                        (574,000)     6,612,000
                                                   ------------   ------------

Cash flows from financing activities
  Issuance of common stock                                2,000         --
                                                   ------------   ------------
      Net cash provided by
        financing activities                              2,000         --
                                                   ------------   ------------

Net increase in cash and cash equivalents             3,367,000      9,400,000
Cash and cash equivalents at beginning
  of period                                          15,773,000      3,247,000
                                                   ------------   ------------
Cash and cash equivalents at end of period         $ 19,140,000   $ 12,647,000
                                                   ============   ============

Supplemental disclosures
  Interest paid                                    $      4,000   $      1,000
  Income tax (received) paid                       $      4,000   $   (268,000)

See accompanying notes.

                               Tyler Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)    Commitments and Contingencies

       The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of TPI of Texas, Inc. ("TPI"), Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The foundry was operated on the site from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. Subsequently, the property was sold to other persons who have operated a salvage yard on the site. Based on a remedial investigation conducted by TPI, the NJDEPE has demanded TPI and other potentially responsible parties remediate the foundry site and the contamination in the adjacent stream and nearby lake. TPI has proposed that it conduct a feasibility study to assess its remediation options, including costs, but does not intend to commit to further action at this time.

       In connection with TPI's sale of assets to Ransom Industries, Inc. ("Ransom"), on December 1, 1995, under the terms of the Acquisition Agreement among the Company, TPI and Ransom (the "Acquisition Agreement"), Ransom agreed to manage and direct the prosecution or defense of this matter on behalf of TPI. In addition, Ransom agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the New Jersey site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that Ransom agreed to reimburse TPI in connection with this matter is $6,500,000. Ransom, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance although the insurance carriers have initially denied coverage. TPI expects Ransom, on TPI's behalf, to proceed against such insurance carriers seeking coverage of remediation costs.

       Ransom also agreed in the Acquisition Agreement to manage and direct the prosecution or defense of certain other matters on behalf of TPI and to reimburse related costs and expenses. Ransom agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter and one-half of such expenses in excess of $750,000. The maximum amount that Ransom agreed to reimburse TPI in connection with all of these matters, excluding Jersey-Tyler, is $8,000,000. Although it is impossible to predict the outcome of legal or regulatory proceedings, based on negotiations and activities before TPI's sale of assets, the Company believes that substantially all of the costs, expenses and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by Ransom pursuant to the Acquisition Agreement or have been adequately provided for in the financial statements.

       Ransom did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation, including environmental claims and claims for work-related injuries and physical conditions. In January 1997 two lawsuits were filed involving silicosis claims. Based on the available facts, the Company is not able to make a determination as to the likelihood of a favorable outcome or to estimate the range of potential loss for any asserted or unasserted claims arising from any of the sources described in this paragraph.

       In June 1995 Forest City was sued by a former executive in the Court of Common Pleas of Cuyahoga County, Ohio alleging that Forest City terminated the plaintiff because of his age and making other common law claims arising out of his termination. In March 1997 the plaintiff in this case, Forest City, the Company and the other related parties settled this lawsuit by mutual agreement under the terms of the settlement. The plaintiff, among other things, released Forest City, the Company and the related parties from all claims. The settlement did not significantly affect the Company's consolidated financial position or results of operations.

       Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

General

       On March 31, 1997, Tyler Corporation announced the appointment of Bruce
W. Wilkinson as chief executive officer. On April 28, 1997, Richard W. Margerison resigned as president and chief operating officer of the Company and the board of directors appointed Bruce W. Wilkinson president and a director of the Company. C.A. Rundell, Jr. continues as chairman of the board of the Company.

       The Company's first priority will be to improve near-term operating performance at IFS and Forest City Auto Parts. Simultaneously, we will look for acquisition opportunities. We are reexamining our acquisition criteria at this time so as to assure a coherent and focused strategy is developed.

       This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, turnover in the sales force, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "anticipates," "intends" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

       In the opinion of the Company's management, the unaudited information includes all adjustments which the Company considers necessary for a fair summarized presentation of the condensed consolidated balance sheets at March 31, 1997 and 1996, the condensed consolidated results of operations for the three months ended March 31, 1997 and 1996, and the condensed consolidated cash flows for the three months ended March 31, 1997 and 1996. The consolidated results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations for the full year.

Analysis of Results of Operations

       Tyler Corporation posted pretax income of $218,000 for the three months ended March 31, 1997, compared to a pretax loss of $187,000 in 1996. Sales were $26.5 million, down 14% from the prior year.

       Same-store sales at Forest City Auto Parts declined 12% as competitors continued to open new stores in its markets. Despite the sales shortfall, operating profit improved slightly on a 1.4% improvement in gross margin coupled with lower operating payroll. Forest City completed installation of an electronic point-of-sale system in early 1996 and a perpetual inventory system for all hard-parts inventories in late 1996. Both of these systems and a management program targeting stores for attention and improvement with gross margins below a minimum standard contributed to the gross margin increase.

       Sales at IFS fell 14% in the first quarter of 1997 versus the comparable 1996 period. The majority of the sales drop is attributable to turnover in the sales force in 1996 and 1997. The fund-raising industry is consolidating somewhat with fewer fund-raising companies and distributors than five years ago. In this environment, competitors are actively recruiting salespersons from IFS and other field sales organizations to act as distributors. In an effort to minimize losses associated with sales declines, the company is reducing head count and controlling fixed cost. The company posted a small operating loss in the first quarter versus earning $134,000 in 1996.

       After elimination of a nonrecurring gain through sale of an asset in 1996, corporate expense declined 40% in the year-to-year comparison principally as a result of lower personnel costs and rent expense.

       Selling, general and administrative costs in the first quarter of 1996 includes $577,000 relating to amortization of goodwill and other intangibles at Forest City and IFS. In December 1996 the Company wrote-off all goodwill and other intangibles. The effective tax rate declined from 54% in 1996 to 36% in 1997. The 1996 tax rate was unusually high due to non-deductible goodwill amortization and a one-time taxable gain associated with termination of an employee benefit plan.

Liquidity and Capital Resources

       As of March 31, 1997, the Company had $19.1 million in cash and cash equivalents and no debt. Both operating companies are potentially strong cash generators. We believe adequate cash resources will be available to fund our annual seasonal increase in working capital at IFS and capital spending requirements. We will not increase our investment in these underperforming operations unless we are convinced that a superior return on asset opportunity exists.

March 31, 1997 vs. December 31, 1996

       Cash and cash equivalents increased $3.4 million mainly due to seasonal working capital decreases occurring at IFS. Historically, IFS generates approximately 60% of its sales in the fall, with working capital increasing in the last six months of the year and subsequent liquidations occurring in the first half of the following year.

       The Company made final settlement and excise tax payments of approximately $1.8 million in the first quarter of 1997 relating to several employee benefit plans terminated in the fourth quarter of 1996. The decline in accrued liabilities also reflects severance payments of $400,000.

March 31, 1997 vs. March 31, 1996

       Cash flow, combining the $139,000 income with depreciation and amortization charges of $689,000, is relatively flat with $937,000 in the first three months of 1996. Working capital at March 31, 1997, was down $6.0 million from March 31, 1996, primarily due to the collection of an income tax refund of $4.1 million in the third quarter of 1996. An additional decline occurred in the fourth quarter of 1996 when the Company terminated its defined benefit pension plan resulting in a $2.3 million cash reversion and a noncash reduction in prepaid pension cost of $3.7 million.

       Other liabilities declined $1.2 million from March 31, 1996, due to a final payment in the third quarter of 1996 to former shareholders and executives at IFS.

       In January 1997 two lawsuits were filed involving silicosis claims. Costs associated with investigation of such matters are included in other liabilities - TPI of Texas at March 31, 1997. (See "Commitments and Contingencies.")

       PART II.  OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Exhibit
              Number                Exhibit

              10.21         Employment agreement between the Company and Bruce
                            W. Wilkinson, dated March 28, 1997.

              27            Financial Data Schedule

       (b) There were no reports filed on Form 8-K during the first quarter of 1997.

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



Date:  May 12, 1997

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
10.21         Employment agreement between the Company and Bruce W. Wilkinson, dated March 28, 1997.

27            Financial Data Schedule