Form 10-Q
period 1997-06-30
TYLER CORP /NEW/
filed 1997-08-14
CIK 860731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes  X    No
   -----    -----
Number of shares of common stock of registrant outstanding at August 12, 1997: 20,007,921

         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TYLER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                      June 30,       December 31,
                                                        1997             1996
                                                        ----             ----
ASSETS

Current assets
  Cash and cash equivalents                        $ 21,596,000     $ 15,773,000
  Accounts receivable (less allowance
    for losses of $705,000 and $1,364,000)              785,000       11,633,000
  Merchandise inventories                            19,498,000       20,127,000
  Income tax receivable                                 953,000          907,000
  Prepaid expense                                       802,000          963,000
  Deferred income tax benefit                         3,438,000        3,438,000
                                                   ------------     ------------
    Total current assets                             47,072,000       52,841,000
Property, plant and equipment, at cost               13,430,000       14,502,000
  Less allowance for depreciation                     5,774,000        6,369,000
                                                   ------------     ------------
                                                      7,656,000        8,133,000
Other assets                                          2,029,000        1,970,000
                                                   ------------     ------------
Total Assets                                       $ 56,757,000     $ 62,944,000
                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $  5,132,000     $  5,779,000
  Accrued wages and commissions                       2,620,000        3,867,000
  Other accrued liabilities                           7,968,000       10,986,000
                                                   ------------     ------------
    Total current liabilities                        15,720,000       20,632,000
Deferred income tax                                   5,707,000        6,136,000
Other liabilities                                     4,043,000        4,135,000
Commitments and contingencies (2)
Shareholders' equity
  Common stock ($.01 par value, 50,000,000
    shares authorized, 21,309,277 shares issued)        213,000          213,000
  Capital surplus                                    48,033,000       48,520,000
  Retained (deficit) earnings                       (11,042,000)     (10,083,000)
                                                   ------------     ------------
                                                     37,204,000       38,650,000
  Less treasury shares, at cost
    (1,301,356 and 1,428,828)                         5,917,000        6,609,000
                                                   ------------     ------------
    Total shareholders' equity                       31,287,000       32,041,000
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $ 56,757,000     $ 62,944,000
                                                   ============     ============

See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                            Three Months Ended June 30,
                                             ----- ------ ----- ---- ---

                                              1997            1996
                                              ----            ----

Net sales                                 $ 23,033,000    $ 26,594,000
Costs and expenses
  Cost of sales                             12,334,000      14,231,000
  Selling, general and administrative
    expenses                                12,645,000      14,917,000
  Interest income, net                        (230,000)        (76,000)
                                          ------------    ------------

                                            24,749,000      29,072,000
                                          ------------    ------------

Loss before income tax benefit              (1,716,000)     (2,478,000)
Income tax benefit                             618,000       1,338,000
                                          ------------    ------------

Net loss                                  $ (1,098,000)   $ (1,140,000)
                                          ============    ============


Net loss per common share                 $       (.06)   $       (.06)
                                          ============    ============

Average shares outstanding during
  the period                                19,945,000      19,875,000



See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                            Six Months Ended June 30,
                                            --- ------ ----- ---- ---

                                              1997            1996
                                              ----            ----

Net sales                                 $ 49,530,000    $ 57,358,000
Costs and expenses
  Cost of sales                             24,550,000      28,435,000
  Selling, general and administrative
    expenses                                26,871,000      31,734,000
  Interest income, net                        (393,000)       (146,000)
                                          ------------    ------------

                                            51,028,000      60,023,000
                                          ------------    ------------

Loss before income tax benefit              (1,498,000)     (2,665,000)
Income tax benefit                             539,000       1,439,000
                                          ------------    ------------

Net loss                                  $   (959,000)   $ (1,226,000)
                                          ============    ============


Net loss per common share                 $       (.05)   $       (.06)
                                          ============    ============

Average shares outstanding during
  the period                                19,918,000      19,875,000



See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Six Months Ended June 30,
                                                    --- ------ ----- ---- ---
                                                       1997           1996
                                                       ----           ----
Cash flows from operating activities
  Net loss                                         $   (959,000)  $ (1,226,000)
  Adjustments to reconcile net loss
    to net cash provided by operations
    Depreciation and amortization                     1,399,000      2,045,000
    Provision for losses on
      accounts receivable                              (218,000)        80,000
    Deferred income tax benefit                        (429,000)         --
    Decrease in accounts receivable                  11,066,000     13,728,000
    Decrease in inventories                             629,000        458,000
    Increase in income tax receivable                   (46,000)    (1,264,000)
    Decrease in prepaid expense                         161,000        220,000
    Decrease in accounts payable                       (647,000)      (590,000)
    Decrease in accrued liabilities                  (4,265,000)    (7,135,000)
    Decrease in other liabilities                       (92,000)      (137,000)
                                                   ------------   ------------
      Net cash provided by operations                 6,599,000      6,179,000
                                                   ------------   ------------
Cash flows from investing activities
  Net amount due from Union
    Acquisition Corporation                              --          7,599,000
  Additions to property, plant and
    equipment                                          (555,000)    (1,741,000)
  Cost of acquisition                                    --         (1,320,000)
  Proceeds from disposal of property,
    plant and equipment                                  20,000        358,000
  Other                                                (243,000)     1,183,000
                                                   ------------   ------------
      Net cash (used) provided
        by investing activities                        (778,000)     6,079,000
                                                   ------------   ------------

Cash flows from financing activities
  Issuance of common stock                                2,000         --
                                                   ------------   ------------
      Net cash provided by
        financing activities                              2,000         --
                                                   ------------   ------------

Net increase in cash and cash equivalents             5,823,000     12,258,000
Cash and cash equivalents at beginning
  of period                                          15,773,000      3,247,000
                                                   ------------   ------------
Cash and cash equivalents at end of period         $ 21,596,000   $ 15,505,000
                                                   ============   ============

Supplemental disclosures
  Interest paid                                    $     17,000   $     13,000
  Income tax received                              $    (64,000)  $   (355,000)

See accompanying notes.

                               Tyler Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation

         The unaudited information for Tyler Corporation ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal and recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at June 30, 1997, and the condensed consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, turnover in the sales force, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

(2)      Commitments and Contingencies

         As discussed in the commitments and contingencies section of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, the Company is involved in various environmental claims and claims for work-related injuries and physical conditions arising from a formerly-owned subsidiary. See the documents noted above for further information.

         On May 9, 1997, in Jurline Warren v. Swan Transportation Company et al, No. 40296-A, the widow of a former employee of a former subsidiary of Swan Transportation Company ("Swan"), filed suit seeking to recover money damages for personal injuries allegedly resulting from an occupational exposure to asbestos. This case is a further development in the claims for work-related injuries and physical conditions arising from a formerly-owned subsidiary referenced above. The plaintiff has alleged, among other matters, (i) negligence and gross negligence by Swan in failing to provide a safe work place and (ii) gross negligence in the installation, use, maintenance, removal and/or abatement of asbestos. The plaintiff is seeking unspecified damages. No discovery has taken place, and no dates are set for trial. Although the company intends to vigorously defend this lawsuit, it is not possible to predict the outcome of this lawsuit.
         Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

Item 2.    Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

General
         Tyler provides products and services through two operating subsidiaries: Forest City Auto Parts Company ("Forest City") and Institutional Financing Services, Inc. ("IFS").
         Forest City specializes in selling mechanical and electrical automotive aftermarket parts, maintenance items and accessories to do-it-yourself customers. The auto-parts retailing industry is very competitive in markets served by Forest City. Accordingly, Forest City has been experiencing declining sales. Forest City is currently reviewing potential expansion opportunities in market areas where its greatest strengths exist in an effort to return sales back to more acceptable levels.
         IFS provides products for fund-raising programs in schools. IFS markets through a highly-trained sales force that contacts school sponsors, including administrators, teachers, coaches and PTA officials, interested in raising money for educational and extracurricular uses. Most school fund-raising programs occur in the fall, which results in IFS generating approximately 70% of its sales in the fourth quarter. The industry is consolidating and competition for experienced salespersons is intense.
Turnover in the IFS sales force has been the primary contributing factor to the sales decline. IFS is aggressively recruiting sales professionals as it approaches the seasonally high fall season.
         As previously announced, the Company is in the process of moving its headquarters from Dallas, Texas, to Houston, Texas. The move is expected to be completed before calendar year-end.
         The Company's business strategy is to improve near-term operating performance at its Forest City and IFS operating groups. Simultaneously, the Company is conducting a search for acquisition candidates outside of its current industries. The acquisition criteria, which is in the process of development, is expected to result in a coherent and focused operating strategy. Acquisitions are expected to be financed through a combination of cash, notes and some limited level of equity.

Analysis of Results of Operations
         Tyler posted a net loss of $1.1 million, or $.06 per share, for the three months ended June 30, 1997, compared with a similar net loss of $1.1 million, or $.06 per share for the corresponding prior-year period.
         Consolidated net sales were $23.0 million for the 1997 second quarter versus a prior-year second-quarter sales level of $26.6 million, a reduction of $3.6 million or 13%. Second-quarter 1997 sales contributed by the Forest City and IFS operating groups were $20.5 million and $2.5 million, respectively.
         For the six months ended June 30, 1997, the Company reported a net loss of $1.0 million, or $.05 per share, compared with a net loss of $1.2 million, or $.06 per share, for the corresponding 1996 year-to-date period.
         Consolidated net sales were $49.5 million for the six months ended June 30, 1997, versus a prior year-to-date sales level of $57.4 million, a reduction of $7.9 million, or 14%. Year-to-date 1997 sales contributed by Forest City and IFS were $38.0 million and $11.5 million, respectively.
         Same-store sales at Forest City declined 10% and 11% during the three months and six months ended June 30, 1997, respectively, due to continued competitive pressures in the market areas served. The shortfall in sales was mitigated by a slightly higher gross margin as well as a reduction in operating expenses of over $1.5 million during the first six months of 1997.
         Sales at IFS were 26% and 17% below the prior year for the three months and six months ended June 30, 1997, respectively. The decrease in sales was primarily the result of the turnover in the IFS sales force. Although sales declined, IFS reported lower operating losses during the first half of 1997 due to reduced operating and overhead expenses primarily attributable to lower head count.
         Excluding a gain on the sale of an asset in 1996 and a charge to income during the second quarter of 1997 for accruals related to relocating the corporate headquarters to Houston, Texas, corporate expenses declined over 31% in the first half of 1997.

         Selling, general and administrative costs for the quarter and six months ended June 30, 1996 included $527,000 and $1.1 million related to amortization of goodwill and other intangibles at Forest City and IFS, respectively. In December 1996 the Company wrote-off all goodwill and other intangibles. The effective tax rate declined from 54% in 1996 to 36% in 1997. The 1996 tax rate was unusually high due to non-deductible goodwill amortization and a one-time taxable gain associated with termination of an employee benefit plan.

Financial Condition and Liquidity
         At June 30, 1997, Tyler had $21.6 million in cash and cash equivalents. The $5.8 million increase was primarily due to seasonal working capital decreases at IFS. The Company believes adequate cash resources will be available to fund annual seasonal working capital requirements at IFS, capital expenditures for Forest City, and support strategic growth opportunities being explored by the Company.
         The Company made final settlement and excise tax payments of approximately $1.8 million during the quarter ended March 31, 1997, related to several employee benefit plans terminated in the fourth quarter of 1996.
           In January 1997 two lawsuits were filed involving silicosis claims, and an additional lawsuit involving asbestosis claims was filed in May 1997. Costs associated with investigation of such matters are included in other liabilities at June 30, 1997. (See "Commitments and Contingencies.")

          PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
          For a discussion of legal proceedings see Part I, Item 1 "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 6 of this document.

Item 4.        Submission of Matters to a Vote of Security Holders
       The Company held its annual meeting of stockholders on April 28,1997. The following are the results of certain matters voted upon at the meeting:
          (a) With respect to the election of directors whose terms expired on April 27, 1997, shares were voted as follows:

                                                          Number of
                                            Number of       Votes      Number of
          Nominee                           Votes For      Against   Abstentions
          -------                          ----------     ---------  -----------
          Ernest H. Lorch                  16,963,783       360,438      0
          Richard W. Margerison            15,260,201     2,064,020      0
          Frederick R. Meyer               16,518,432       805,789      0
          C.A. Rundell, Jr.                16,954,638       369,583      0
          James E. Russell                 16,562,472       761,749      0


          (b) With respect to the amendments to the Company's Stock Option Plan to increase the number of shares of the Company's Common Stock which may be issued under the Plan from 1,100,000 shares to 1,800,000 shares and to extend the expiration date of the Company's Stock Option Plan from March 12, 2000, to February 6, 2007, the number of votes cast for, against and the number of abstentions were 13,886,542, 617,287 and 495,608, respectively.

Item 6.        Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 Exhibit
                 Number                Exhibit
                 -------               -------

                  10.22         Employment agreement between
                                the Company and David P. Tusa,
                                dated July 3, 1997.

                  10.23         Employment agreement between
                                the Company and Scott R. Creasman,
                                dated July 14, 1997.

                    27          Financial Data Schedule

          (b) There were no reports filed on Form 8-K during the second quarter of 1997.

Items 2, 3 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TYLER CORPORATION




                              By:  /s/David P. Tusa
                                   ------------------------------------
                                   David P. Tusa, Senior Vice President
                                   and Chief Financial Officer
                                   (principal financial officer)




                              By:  /s/Scott R. Creasman
                                   ------------------------------------
                                   Scott R. Creasman, Vice President and
                                   Controller (principal accounting officer)


Date:  August 13, 1997

                                 EXHIBIT INDEX




Exhibit
Number                                     Exhibit
------                                     -------
 10.22 Employment agreement between the Company and David P. Tusa, dated July 3, 1997.

 10.23 Employment agreement between the Company and Scott R. Creasman, dated July 14, 1997.

   27      Financial Data Schedule