Form 10-Q
period 1997-09-30
TYLER CORP /NEW/
filed 1997-11-07
CIK 860731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Number of shares of common stock of registrant outstanding at
November 3, 1997:  21,736,312

         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TYLER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   September 30,    December 31,
                                                       1997             1996
                                                   ------------     ------------
ASSETS

Current assets
  Cash and cash equivalents                        $ 19,232,000     $ 15,419,000
  Accounts receivable (less allowance
    for losses of $42,000 in 1997 and 1996)             216,000          137,000
  Merchandise inventories                            17,693,000       17,323,000
  Income tax receivable                                 877,000          907,000
  Prepaid expense                                       118,000          301,000
  Deferred income tax benefit                         1,804,000        1,804,000
                                                   ------------     ------------
    Total current assets                             39,940,000       35,891,000
Net assets of discontinued operations                 8,787,000       10,857,000
Property, plant and equipment, at cost                9,991,000        9,427,000
  Less allowance for depreciation                     4,486,000        3,755,000
                                                   ------------     ------------
                                                      5,505,000        5,672,000
Other assets                                          2,039,000        1,970,000
                                                   ------------     ------------
Total Assets                                       $ 56,271,000     $ 54,390,000
                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $  6,852,000     $  3,313,000
  Other accrued liabilities                           8,181,000        9,193,000
                                                   ------------     ------------
    Total current liabilities                        15,033,000       12,506,000
Deferred income tax                                   5,064,000        5,708,000
Other liabilities                                     4,117,000        4,135,000
Commitments and contingencies (2)
Shareholders' equity
  Common stock ($.01 par value, 50,000,000
    shares authorized, 9/30/97-23,309,277
    and 12/31/96-21,309,277 shares issued)              233,000          213,000
  Capital surplus                                    51,513,000       48,520,000
  Retained deficit                                  (13,772,000)     (10,083,000)
                                                   ------------     ------------
                                                     37,974,000       38,650,000
  Less treasury shares, at cost
    (9/30/97-1,301,356 and 12/31/96-1,428,828)        5,917,000        6,609,000
                                                   ------------     ------------
    Total shareholders' equity                       32,057,000       32,041,000
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $ 56,271,000     $ 54,390,000
                                                   ============     ============

See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three Months Ended September 30,
                                        --------------------------------

                                             1997              1996
                                        --------------    --------------
Net sales                               $   20,204,000    $   22,394,000
Costs and expenses
  Cost of sales                             11,688,000        12,854,000
  Selling, general and administrative
    expenses                                 8,326,000         9,553,000
  Interest income, net                        (229,000)          (69,000)
                                        --------------    --------------

                                            19,785,000        22,338,000
                                        --------------    --------------

Income before income tax                       419,000            56,000
Income tax                                     151,000            56,000
                                        --------------    --------------

Net income from continuing
  operations                                   268,000            --
Estimated loss from discontinued
  operations, net of tax (3)                  (498,000)       (3,470,000)
Estimated loss on disposal of
  discontinued operations (3)               (2,500,000)           --
                                        --------------    --------------
Net loss                                $   (2,730,000)   $   (3,470,000)
                                        ==============    ==============

Earnings (loss) per common share
  Continuing operations                 $          .01    $          .00
  Discontinued operations                         (.14)             (.18)
                                        --------------    --------------
Net loss per share                      $         (.13)   $         (.18)
                                        ==============    ==============

Average shares outstanding during
  the period                                20,508,000       19,875,000



See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        Nine Months Ended September 30,
                                        --------------------------------

                                             1997              1996
                                        --------------    --------------
Net sales                               $   58,172,000    $   65,852,000
Costs and expenses
  Cost of sales                             33,216,000        37,799,000
  Selling, general and administrative
    expenses                                24,313,000        27,538,000
  Interest income, net                        (613,000)         (214,000)
                                        --------------    --------------

                                            56,916,000        65,123,000
                                        --------------    --------------

Income before income tax                     1,256,000           729,000
Income tax                                     454,000           898,000
                                        --------------    --------------

Net income (loss) from continuing
  operations                                   802,000          (169,000)
Estimated loss from discontinued
  operations, net of tax (3)                (1,991,000)       (4,527,000)
Estimated loss on disposal of
  discontinued operations (3)               (2,500,000)           --
                                        --------------    --------------
Net loss                                $   (3,689,000)   $   (4,696,000)
                                        ==============    ==============
Earnings (loss) per common share
  Continuing operations                 $          .04    $         (.01)
  Discontinued operations                         (.22)             (.23)
                                        --------------    --------------
Net loss per share                      $         (.18)   $         (.24)
                                        ==============    ==============

Average shares outstanding during
  the period                                20,145,000        19,875,000


See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997               1996
                                                 ------------       ------------
Cash flows from operating activities
  Net loss                                       $ (3,689,000)      $ (4,696,000)
  Adjustments to reconcile net loss
    to net cash provided by operations
    Depreciation and amortization                   1,483,000          1,622,000
    Deferred income tax benefit                      (644,000)             --
    (Increase) decrease in accounts receivable        (79,000)           252,000
    (Increase) decrease in inventories               (370,000)           134,000
    (Increase) decrease in income tax receivable     (420,000)         4,895,000
    Decrease in prepaid expense                       183,000            764,000
    Increase in accounts payable                    2,239,000            374,000
    Decrease in accrued liabilities                (2,424,000)        (4,341,000)
    Decrease in other liabilities                     (18,000)          (183,000)
    Discontinued operations-noncash charges
      and working capital changes                   5,217,000          3,467,000
                                                 ------------       ------------
      Net cash provided by operations               1,478,000          2,288,000
                                                 ------------       ------------

Cash flows from investing activities
  Net amount due from Union
    Acquisition Corporation                            --              7,599,000
  Additions to property, plant and
    equipment                                        (734,000)          (948,000)
  Cost of acquisition                                  --             (1,320,000)
  Proceeds from disposal of property,
    plant and equipment                                15,000             57,000
  Investing activities of disc. operations             15,000         (3,112,000)
  Other                                              (666,000)         1,597,000
                                                 ------------       ------------
      Net cash (used) provided
        by investing activities                    (1,370,000)         3,873,000
                                                 ------------       ------------

Cash flows from financing activities
  Issuance of common stock                          3,705,000             --
                                                 ------------       ------------
      Net cash provided by
        financing activities                        3,705,000             --
                                                 ------------       ------------

Net increase in cash and cash equivalents           3,813,000          6,161,000
Cash and cash equivalents at beginning
  of period                                        15,419,000          2,664,000
                                                 ------------       ------------
Cash and cash equivalents at end of period       $ 19,232,000       $  8,825,000
                                                 ============       ============

Supplemental disclosures
  Interest paid                                  $     19,000       $     60,000
  Income tax received                            $    (49,000)      $ (4,414,000)

See accompanying notes.

                               Tyler Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

(1)      Basis of Presentation

         The unaudited information for Tyler Corporation ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal and recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at September 30, 1997, and the condensed consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these exceptions. Such risks and uncertainties include, without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

         The December 31, 1996 balance sheet and the statements of operations for all prior periods presented have been restated to reflect the sale of Institutional Financing Service, Inc. effective October 15, 1997.

(2)      Commitments and Contingencies

         As discussed in the commitments and contingencies section of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, the Company, through its subsidiaries, is involved in various environmental claims and claims for work-related injuries and physical conditions arising from a formerly-owned subsidiary. See the documents noted above for further information.

         Approximately fifty former employees of subsidiaries of the Company engaged in pipe, fittings and other activities have filed several suits against TPI of Texas, Inc., and/or Swan Transportation Company and/or Tyler Sand Company, all subsidiaries of the Company, seeking to recover damages for exposure to asbestos and/or silica. No discovery has taken place, and it is not possible to predict the outcome at this time.

         Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

(3)        Discontinued Operations

           Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary, Institutional Financing Services, Inc. ("IFS"), to I.F.S. Acquisition Corporation for approximately $8.0 million. Proceeds consisted of $5.9 million cash paid at closing, and approximately $2.1 million payable on January 31, 1998. As a result of the transaction, the Company accrued the estimated net loss of $2.5 million on the sale of IFS at September 30, 1997. No current tax benefit has been provided due to the character of the loss. The timing of the receipt of the $2.1 million noted above is subject to a subordination agreement between the Company and the purchaser's lender, and could be adversely affected should IFS not achieve certain financial performance parameters.

           The net assets of discontinued operations consist principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities) and property, plant and equipment.

(4)        Income Tax

           The effective tax rate for the first nine months declined from over 100% in 1996 to 36% in 1997. The 1996 tax rate was unusually high due to non-deductible goodwill amortization, a one-time taxable gain associated with termination of an employee benefit plan and much lower pretax income.

Summarized results of discontinued operations are as follows:

                                         Nine months         Nine months
                                           ended               ended
                                        September 30,       September 30,
                                            1997*               1996
                                        -------------       -------------
Net sales                                  21,750,000          17,385,000
Loss before income tax benefit             (3,063,000)         (6,930,000)
Income tax benefit                         (1,072,000)         (2,403,000)
                                        -------------       -------------
Net loss from discontinued operations      (1,991,000)         (4,527,000)


                                        Three months        Three months
                                           ended               ended
                                        September 30,       September 30,
                                            1997*               1996
                                        -------------       -------------
Net sales                                  10,188,000           3,485,000
Loss before income tax benefit               (728,000)         (3,592,000)
Income tax benefit                           (230,000)           (122,000)
                                        -------------       -------------
Net loss from discontinued operations        (498,000)         (3,470,000)

* Includes estimated results of operations for the period September 26 through October 15, 1997

Item 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations

General

         Tyler provides products and services through one operating subsidiary. Forest City Auto Parts Company ("Forest City") specializes in selling mechanical and electrical automotive aftermarket parts, maintenance items and accessories to do-it-yourself customers. The auto-parts retailing industry is very competitive in markets served by Forest City. Accordingly, Forest City has been experiencing declining sales. Forest City completed a transaction on October 8, 1997, which added ten stores, primarily in the Chicago and Milwaukee areas. These additional stores are expected to impact the Company's results in a positive manner. Historically, same-store sales comparisons are much more favorable in the Chicago and Milwaukee areas than other markets served by Forest City.

         The Company recently announced the implementation of a new strategy to build the Company and create shareholder value by signing definitive agreements to acquire two companies, Business Resources Corporation of Dallas, Texas, and The Software Group, Inc. of Plano, Texas. Both companies provide integrated information management services, systems and outsourcing to approximately two hundred county governments, principally in the Southwest.

Discontinued Operations

         Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary, IFS, to I.F.S. Acquisition Corporation for approximately $8.0 million. Proceeds consisted of $5.9 million cash paid at closing, and approximately $2.1 million payable on January 31, 1998. As a result of the transaction, the Company accrued an estimated net loss of $2.5 million on the sale of IFS at September 30, 1997. No current tax benefit has been provided due to the character of the loss.

The timing of the receipt of the $2,100,000 noted above is subject to a subordination agreement between the Company and IFS's lender, and could be adversely affected should IFS not achieve certain financial performance parameters. Management does not currently anticipate any such delays in payment.

         The net assets of discontinued operations consist principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities) and property, plant and equipment.

Analysis of Results of Operations

         The discussion and analysis of results of operations excludes the operations of IFS. All comparisons will be based on results from continuing operations.

         Tyler posted a net income from continuing operations of $.3 million, or $.01 per share, for the three months ended September 30, 1997, compared with break-even net income from continuing operations for the corresponding prior-year period.

         Net sales from continuing operations were $20.2 million for the 1997 third quarter versus a prior-year third-quarter sales level of $22.4 million, a reduction of $2.2 million or 10%.

         For the nine months ended September 30, 1997, the Company reported net income from continuing operations of $.8 million, or $.04 per share, compared with a net loss of $.2 million, or $.01 per share, for the corresponding 1996 period.

         Net sales from continuing operations were $58.2 million for the nine months ended September 30, 1997, versus a sales level of $65.9 million for the 1996 period, a reduction of $7.7 million, or 12%.

         Same-store sales at Forest City declined 7% and 9% during the three months and nine months ended September 30, 1997, respectively, due to continued competitive pressures in the market areas served. The shortfall in sales was mitigated by a slightly higher gross margin as well as a reduction in operating expenses of over $2.6 million during the first nine months of 1997.

         Selling, general and administrative costs for the quarter and nine months ended September 30, 1996 included $276,000 and $826,000 related to amortization of goodwill and other intangibles at Forest City. In December 1996 the Company wrote-off all goodwill and other intangibles. The effective tax rate for the first nine months declined from over 100% in 1996 to 36% in 1997. The 1996 tax rate was unusually high due to non-deductible goodwill amortization, a one-time taxable gain associated with termination of an employee benefit plan and much lower pretax income.

Financial Condition and Liquidity

         At September 30, 1997, Tyler had $19.2 million in cash and cash equivalents. The $3.8 million increase was primarily due to cash generated from operations of $1.5 million and a $3.5 million purchase of a package of Tyler securities consisting of two million common shares and a warrant to acquire two million common shares with an exercise price of $2.50 per common share by Richmond Partners, Ltd., a Houston-based investment partnership of which Louis A. Waters is the managing general partner. Mr. Waters is currently the Chairman of the Board of the Company. The increases in cash and cash equivalents were partially offset by capital expenditures and purchases of software.

         On October 8, 1997, the Company announced the signing of definitive agreements to acquire two companies - Business Resources Corporation of Dallas, Texas, and The Software Group, Inc. of Plano, Texas. These companies provide integrated information management services, systems and outsourcing to approximately two hundred county governments, principally in the Southwest.
The combined purchase price for these companies is twelve million shares of Tyler common stock and $40 million of cash and debt assumption. The transactions are subject to shareholder approval and are expected to be completed by late December 1997 or early January 1998.

         The Company believes acceptable bank financing will be obtained and, together with current cash resources will support these acquisitions as well as capital expenditures at Forest City.

         In addition on October 8, 1997, a transaction adding ten stores to the Forest City network of 60 retail automotive parts stores was completed by Tyler. Forest City purchased inventory at a discount and assumed leases on these stores, primarily in the Chicago and Milwaukee areas. The cost of this transaction is estimated at $2.5 million based on preliminary review of the inventory. Actual costs will be finalized during the fourth quarter.

         Effective October 8, 1997, Bruce W. Wilkinson resigned as a director and President and Chief Executive Officer of the Company but will continue to support the Company for a transition period. In connection with his resignation the Company agreed to buy back 447,609 shares of common stock of the Company for $1,544,251. Mr. Wilkinson had purchased these shares in the second quarter of 1997 as a condition of his employment. In addition, the Company also made payments of approximately $350,000 relating to various stock compensation plans. The third quarter 1997 selling, general and administrative expenses included approximately $260,000 in additional expenses related to these transactions.

           Approximately fifty former employees of subsidiaries of the Company engaged in pipe, fittings and other activities have filed several suits against TPI of Texas, Inc., and/or Swan Transportation Company and/or Tyler Sand Company, all subsidiaries of the Company, seeking to recover damages for exposure to asbestos and/or silica. No discovery has taken place, and it is not possible to predict the outcome at this time. Costs associated with investigation of such matters are included in other liabilities at September 30, 1997. (See "Commitments and Contingencies.")

           In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the computation of earnings per share and requires dual presentation of basic and diluted earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS 128 in the fourth quarter of 1997 as required.

           In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131").

           SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires: (i) classification of the components of other comprehensive income by their nature in a financial statement and (ii) the display of the accumulated balance of the components of other comprehensive income separate from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS 130 is effective for years beginning after December 15, 1997 and is not expected to have a material impact on financial position or results of operations.

           SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operations segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not believe the impact of SFAS 131 will be significant on its financial reporting practices.

           PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings

           For a discussion of legal proceedings see Part I, Item 1 "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 6 of this document.

Item 5.          Other Information

           Effective October 8, 1997, Louis A. Waters, an outside director of the Company, was elected Chairman of the Board. In addition, C. A. Rundell, Jr., previously the Company's Chairman of the Board, was elected to the positions of President and Chief Executive Officer upon Bruce W. Wilkinson's resignation from those offices.

           Effective October 31, 1997, David P. Tusa resigned as the Company's Senior Vice President and Chief Financial Officer for personal reasons. On November 4, 1997, James E. Russell, a director of the Company, was elected to the positions of Vice President and Chief Financial Officer to succeed Mr. Tusa.

Item 6.          Exhibits and Reports on Form 8-K

           (b)   Reports on Form 8-K

                 Form 8-K dated September 2, 1997, relating to the appointment by the Company's Board of Directors of Louis A. Waters as a Director and a $3.5 million cash purchase of a package of Tyler securities consisting of 2.0 million common shares and a warrant to acquire 2.0 million common shares with an exercise price of $2.50 by Richmond Partners, Ltd., a Houston-based investment partnership of which Mr. Waters is the managing general partner. Exhibits filed include the purchase agreement between Tyler Corporation and Richmond Partners, Ltd. and Louis A. Waters dated August 20, 1997.

Items 2, 3 and 4 of Part II were not applicable and have been omitted.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TYLER CORPORATION




                              By:  /s/ James E. Russell
                                   --------------------------------------
                                   James E. Russell, Vice President and
                                   Chief Financial Officer (principal
                                   financial officer)



                              By:  /s/ Scott R. Creasman
                                   --------------------------------------
                                   Scott R. Creasman, Vice President and
                                   Controller (principal accounting officer)


Date:  November 5, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
27                    Financial Data Schedule