Form 10-K405
period 1997-12-31
TYLER CORP /NEW/
filed 1998-03-26
CIK 860731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------

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

                             ----------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                            ---------------------
 COMMON STOCK, $0.01 PAR VALUE                      NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                             ----------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES   [X]        NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.     YES   [X]     NO [ ]

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 10, 1998 WAS $263,358,245.

         THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 10, 1998 WAS 33,981,709.

                      DOCUMENTS INCORPORATED BY REFERENCE

         CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 28, 1998.


================================================================================

                               TYLER CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                       PAGE
                                                                                                                       ----
                                                          PART I
     Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                                         PART II
     Item 5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
     Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
     Item 7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . . . . . . . . . . .  26
     Item 8.  Financial Statements and Supplementary Data (see Index to
                   Financial Statements below)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                                         PART III
     Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     Item 12.  Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
     Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                                                         PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .  28

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

                                              INDEX TO FINANCIAL STATEMENTS
     Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
     Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .  35
     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997,
         1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
     Consolidated Statements of Cash Flows for the years ended December 31, 1997,
         1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38


  TYLER CORPORATION FORM 10-K      PAGE 1

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         In February 1998, Tyler Corporation ("Tyler" or the "Company") acquired Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG"), and Interactive Computer Designs, Inc. ("INCODE"). These acquisitions represent the implementation of Tyler's recently announced strategy to build an integrated information management services, systems, and outsourcing company servicing local governments. Resources, TSG and INCODE provide information management solutions to approximately 200 county governments and 225 cities, principally located in the Southwestern United States.

         The Company believes that the information management industry today is fragmented and that the county government and related markets are primarily served by small, private companies. Given these industry characteristics and the ability to identify suitable acquisition candidates and complete acquisitions, the Company intends to pursue a consolidation strategy that, if successful, could lead to significant revenue growth for the Company. The acquisitions of Resources, TSG and INCODE will position the Company to grow rapidly through consolidating acquisitions and give it the opportunity to obtain a larger share of the county and city information management market. The Company intends to pursue aggressively this consolidation strategy through an acquisition program focused on entry into new geographic markets, expansion within existing geographic markets and development of related services and systems.

         The Company also continues to operate through Forest City Auto Parts Company ("Forest City"), a retailer of automotive parts and supplies. Forest City specializes in selling mechanical and electrical hard parts, such as brake parts, rack-and-pinion steering and fuel injectors, to do-it-yourself customers. Forest City also stocks a wide variety of maintenance items, fluids and accessories.

         Effective October 15, 1997, Tyler sold all of the capital stock of its former subsidiary, Institutional Financing Services, Inc. ("IFS") to I.F.S. Acquisition Corporation.

INFORMATION MANAGEMENT SOLUTIONS

         Overview

         County and local governments have recognized the value of information management services and systems to improve revenue collection, provide increased access to information and streamline delivery of government services. As a result, information management services and systems have become primary vehicles for county and local governments, and their respective agencies, seeking to



  TYLER CORPORATION FORM 10-K      PAGE 2
improve the delivery of goods and services to their constituents. From integrated tax systems to integrated criminal justice information systems, many county and local governments have benefited significantly from the implementation of jurisdiction-wide systems. These systems allow different agencies to share data and provide a more comprehensive approach to information management. Individual county and local government agencies also have information management requirements, many of which must be tailored to the services being provided. The annual expenditure by county governments for information technologies and resources, excluding personnel costs, was estimated in a Syracuse University study in 1992 at over $23 billion, with approximately $10 billion spent annually on information management services and data processing.

         County governments were created over three centuries ago primarily to serve the needs of rural areas. Today, county governments are the fastest growing form of government. There are over 3,000 county governments in the United States, plus 30 city-county governments, and county governments are experiencing growth in expenditures estimated at approximately 5% to 10% per year. Texas, with 254 counties, has the largest number of any state. Overall spending by county governments nationwide increased dramatically from approximately $115 billion in the fiscal year ended in 1989 to approximately $148 billion in the fiscal year ended in 1992.

         Traditionally, counties performed state-mandated duties, including property assessment, record keeping (i.e., property and vital statistics), road maintenance, administration of election and judicial functions and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting counties, each of which demands a service response. These areas include solid waste disposal, clean air and water, transportation, criminal justice and corrections, administration and finance, public safety, health and human services and public works. Transfers of responsibility from the federal and state governments, while empowering county and local governments to address issues and problems directly, also place additional service and financial requirements on these governmental units. In addition, county governments are typically comprised of numerous individual agencies, each fulfilling different missions and each having its own information management requirements.

         While all of these needs are not addressed by the Company's subsidiaries, they are indicative of the environment in which the Company's customers operate. The information management business serving county and local governments is highly fragmented and the Company competes with several competitors, some of whom may have greater resources than the Company, in most areas of its information management business.





  TYLER CORPORATION FORM 10-K      PAGE 3

         Information Management Outsourcing Services

         Resources provides a wide range of information management outsourcing services, primarily to county and local governments. The largest component of Resources' business is the computerized indexing and imaging of real property records maintained by county clerks and recorders. Other services Resources provides include records management and micrographic reproduction, as well as information management and outsourcing and professional services required by other county and local government units and agencies. Resources also provides title plant update services to title companies in Texas.

         Resources was formed in 1993 to serve as a holding company to acquire businesses that provide information management outsourcing services to local and county governments. In December 1994, Resources acquired Government Records Services, Inc. ("GRS"), its subsidiary that provides property records management services, and other business interests from American Title Group, Inc., in connection with the sale of that title insurance holding company to an unaffiliated party. GRS was founded in 1990 by four current Resources employees each of whom has worked in the government services business for over 20 years. These key employees have long-term, established relationships with Resources' customers and GRS has strong name recognition in Texas among county and local governments. In August 1995, Resources acquired the business and assets of a company that provides government information services to tax appraisal districts in Texas. In September 1995, Resources acquired the government outsourcing services business of BRC Holdings, Inc. ("Holdings"), in Texas, Oklahoma, Louisiana and New Mexico, making it the largest provider of those services in Texas. On July 31, 1997, Resources acquired the title services division of Holdings and began providing title services to title insurance companies throughout Texas, principally in the Dallas-Fort Worth metropolitan area.

         Property Records Services. County and local governments are responsible for recording and indexing real property transactions, maintaining archival copies of the filed documents and making those records available for public inspection and copying. Historically, these governmental units have used manual methods to record deeds and other title documents and to maintain alphabetical indexes of transactions. Resources provides microfilm and optical recording and computer indexing services to county and local governments (primarily county clerk and recorder offices) to organize and automate the recording and indexing of deeds and other title documents. Many of the records that are filed in a county clerk's office are permanent records that form the basis of land ownership in the county (e.g., deeds, deeds of trust, liens, miscellaneous property records and plats). Therefore, in addition to being accessible to the public, these records must be protected by a fail-safe backup procedure in the event of vandalism, fire or flood. These records are recorded by making archival quality paper copies, microfilm





  TYLER CORPORATION FORM 10-K      PAGE 4
copies or imaging. Each record filed in the county clerk's or recorder's office pertaining to a parcel of land in the county is recorded in one of these methods and a county may have used different methods over time. In addition, these documents vary by county and within a county as to shape, size, quality and legibility.

         Recording Services. Resources' archival print recording service creates a high-quality film image of original documents on a custom-designed microfilm camera owned by Resources and located in county offices. Either Resources, or trained county government personnel, film the valuable records in a format suitable for creating a two-sided paper copy. The film is then processed in Resources' Kodak-certified laboratory and printed double-sided on archive quality, rag content paper using high fusing temperatures to permanently bond the print to the paper. The finished pages are then returned to the county to be placed in binders for public access and use. The original microfilm is stored in the Resources' archival film storage vault allowing Resources to access the microfilm and reproduce pages on short notice or reproduce entire volumes in the event of a natural or other disaster resulting in a destruction or loss of records.

         Resources' 20/20 Perfect Vision System allows an imaging system to be integrated with an indexing application as well as a cashiering system. This system is designed to manage the document workflow in the county clerk's or county recorder's office. The imaging, indexing and cashiering applications can stand alone, but are more powerful when integrated because of shared information across the applications.

         Indexing Services. In order to provide better service to the public and to increase the ease of information access, many county clerk offices maintain their grantor/grantee (i.e., buyer/seller) indices for property records in computerized form. To accomplish this, information relating to the grantor, grantee and property description must by keyed into a database from the recorded documents.

         Resources provides two types of computerized indexing services: (i) data entry performed by Resources personnel at a central location, allowing the county either to reduce the number of employees required for records management, or to utilize employees on other tasks; and (ii) to a lesser extent, data entry performed by a customer using Resources' microcomputers in the customer's offices. With each type of indexing service, Resources provides periodic merged updates of the cumulative grantor/grantee indices for each county, using centralized computer and software systems located in Dallas, Texas.

         Resources has a large staff of qualified and well-trained data entry operators specializing in creating consistent, quality indices. Based on its property records experience, Resources believes that accuracy and consistency are the keys to a reliable index. Resources requires its personnel to adhere to strict data entry standards. Accuracy is ensured by having each document entered twice in a process called "key verification" in which two operators separately key the same information from a document





  TYLER CORPORATION FORM 10-K      PAGE 5
and any discrepancies between the entries are then verified both visually and by means of several computerized edits.

         As discussed above, the indexing application can be integrated with imaging and cashiering applications through Resources' 20/20 Perfect Vision System to manage the document workflow in the county clerk's or county recorder's office.

         Re-creation Services. Resources also provides record re-creation services to a number of customers. These services provide image-enhanced, archival-quality reprints of old records, including photostatic prints, with microfilm backup copies for improved security in case of loss by fire, theft, water damage, or other catastrophe.

         Other Services. Resources provides information management outsourcing and professional services to numerous units and agencies of county and local governments other than county clerks and recorders. These services concentrate on establishing and maintaining a recurring revenue base built upon a foundation of quality service.

         Information is a critical part of government, and the increasing difficulty of effectively managing that information has caused many governmental units to consider outsourcing alternatives. Through its information management outsourcing services, Resources provides direct and complete facilities management of a county or local government's financial, judicial, law enforcement, personnel, tax, clerical and administrative information by, in effect, becoming its information systems department. Outsourcing, typically negotiated under a multi-year contract, provides a government entity with a more reliable method of controlling its data processing budget while receiving greater automation benefits. Outsourcing also typically results in controllable, long-term relationships with customers and recurring annual revenues for Resources.

         Under a typical outsourcing services contract, Resources assumes the role of a customer's information systems department during the term of the contract. In addition to operating and maintaining all centralized systems, Resources also assumes responsibility for local area networks, client/server systems, and personal computers, which often involve multiple users in multiple offices. Software applications are also integrated for the benefit of the customer. Resources' employees may either perform these services from Resources' Dallas, Texas, office or from the customer's facilities, providing essentially the same function as the customer's former in-house information systems personnel. Also, Resources' management personnel become part of a strategic planning committee along with the customer's representatives to set the goals and objectives to be achieved during the contract.

         Resources also provides professional services to appraisal districts, counties, cities, and school districts. Under a professional services agreement, Resources provides a variety of hardware and specialized software for the customer's use to assist these government entities in automating their





  TYLER CORPORATION FORM 10-K      PAGE 6
property tax appraisal, assessment, and collections, and voter registration processing. In addition to installing Resources' products in the customer's locations, training, maintenance and support are provided on an ongoing basis along with optional services, including laser printing of tax rolls, appraisal rolls and voter certificates, media conversions and data entry activities. Resources receives monthly service fees from customers for the use of these systems, resulting in recurring annual revenues.

         Title Plant Services. Title companies in Texas are required to maintain extensive files of real property data called "title plants." Title plants contain the information needed to perform title searches in order to underwrite title insurance policies. In Texas, a title plant must include at least a 25-year history of all land transactions and documents affecting each lot and tract of land in a particular county, which must be indexed so that the transactions and documents can be searched by reference to the lot or tract.

         Resources provides certain title insurance companies, primarily in the Dallas-Fort Worth metropolitan area, with a variety of title plant update services, including providing daily updates of their title plants. These updates are offered in various formats, ranging from paper copies of each deed, deed of trust, lien, plat, or other title document to installation of microcomputer-based title plant storage products in the customer's office. Resources owns title plants for Collin, Denton, Rockwall and Tarrant Counties in Texas, and may from time to time sell copies of these title plants to title companies or other firms that need title search capabilities.

         A recently approved Constitutional amendment in Texas, which permits second liens on homes to secure general home equity loans, is expected to result in increased demand for title plant services.

         Sales and Marketing. Resources markets its services through its direct sales and marketing personnel. Resources typically enters into long-term contracts with larger governmental units and title companies. Although most Resources customers are small and do not have long-term contracts, they have long-term, continuing relationships with Resources and its sales and marketing personnel. Many of Resources' county government customers and title plant customers have been served by Resources and its predecessors for more than 20 years, with some customers dating back to 1962. Customer turnover is extremely low.

         Customers. No single customer accounted for 10% or more of Resources' total revenues in 1997. The five largest customers of Resources accounted for a total of 23% of Resources' total revenues in 1997. These customers are currently under long-term contracts with Resources expiring in 1998 through 2002. Three of these five contracts permit early termination by the customer in the following respective





  TYLER CORPORATION FORM 10-K      PAGE 7
circumstances: (i) upon 10 days' notice to Resources for any reason; (ii) at the end of a budget year; and (iii) upon 30 days' notice if required for the "public good" or because of change in applicable laws.

         Information Software Systems and Services

         TSG and/or INCODE provide county and local governments with software, systems and services to serve their information technology and automation needs. TSG and INCODE integrate their own products with computer equipment from hardware vendors, third-party database management applications and office automation software. TSG assists counties with all aspects of software and hardware selection, network design and management, installation and training and on- going support and related services. INCODE provides similar services to municipal governments.

         TSG was formed in 1981 and currently services approximately 1,000 county and local government units and agencies, primarily in Texas. INCODE was also formed in 1981 and provides information management systems and services to 250 municipal government sites throughout Texas, Oklahoma and Missouri, as well as certain additional cities in contiguous states.

         Services. TSG and INCODE provide the following services to county and local governments:

         Judicial Information Management. TSG offers a complete suite of information management products designed to meet the needs of various aspects of the judicial system. While each of these products may be installed on a stand- alone basis, most of the products are generally installed in the different government offices located in and around a county courthouse to take full advantage of the benefits of an integrated system of products. The ability to share information between government offices eliminates some of the duplicate input and record keeping and helps increase the efficiency of the offices.

         Court System. TSG's Courts system is comprised of several integrated products designed to track and manage the information involved in criminal and civil cases. The criminal and civil case management applications track cases, process fines and fees, generate judgment and sentencing paperwork in conjunction with criminal cases, generate numerous citations, notices and forms required in a civil case and generally track the status of each criminal and civil case in the court system. TSG's court administration application manages court calendars, coordinates judges' schedules and generates court dockets.
The criminal justice information application accommodates local and state level reporting and electronic submission of case dispositions. An application designed for Justices of the Peace processes traffic tickets and other limited jurisdiction court matters. Finally, TSG's applications for the district attorney or prosecutor of a county automate the investigation, tracking, and filing of cases.





  TYLER CORPORATION FORM 10-K      PAGE 8

         INCODE also offers a comprehensive municipal court management system designed to fully automate the processing of citations, fees, warrants, bonds, and other tasks related to a city's municipal court operations.

         Law Enforcement System. The applications comprising TSG's Law Enforcement system are designed to automate all aspects of a sheriffs' agency. Applications for jail management include booking and releases, as well as the jail commissary. The medical processing application tracks inmates' medical histories and generates invoices to inmates or third parties. TSG's incident and offense reporting application tracks officers' activities, categorizes reporting obligations, and prepares state and federal Uniform Crime Reports. Finally, the warrant tracking application helps a county sheriffs' office track outstanding and closed arrest warrants. In addition, TSG offers a Computer Aided Dispatch/Emergency 911 system to track calls and the status of emergency response vehicles, interface with local and state searches and generally assist dispatchers in processing emergency situations.

         Other Judicial Information Products. TSG markets a variety of other specialized products in conjunction with the Courts system and the Law Enforcement system. Both systems are image-enabled using TSG's ableIMAGE application and the Law Enforcement system is video-enabled using ableVIDEO. A jury selection application assists election officials in the selection and notification of jurors, processing of jury payments, and management of juror histories. TSG's hot check processing application assists in the collection of bad checks, tracking of payments and fines and issuance of disbursements to vendors. Applications relating to adult and juvenile probation track probationers, collect fines and fees, maintain probation history and generate required state reporting.

         Utility Customer Information System. INCODE offers integrated applications designed to automate the billing and collections of the various metered utilities (i.e., water, gas, electricity) and non-metered services (i.e., sanitation, sewer) provided by municipal governments. This system allows INCODE customers to track invoicing, cash collections, work orders and automated meter readings.

         Property Appraisal and Tax. TSG has a comprehensive system for the automation of Texas Central Appraisal Districts and assessors' and appraisers' offices in Oregon and Washington. The Automated Central Appraisal District system (the "ACAD system") is designed to automate the appraisal and assessment of real and personal property including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing and electronic state level reporting. The ACAD system can also be image- and video-enabled using TSG's ableIMAGE and ableVIDEO products for the storage of the many property related documents involved (including exemption applications, personal property renditions, and agricultural or special use application), as well as for the on-line storage of electronic photographs of properties for use in defending values in protest situations.





  TYLER CORPORATION FORM 10-K      PAGE 9

         TSG's ACAD system can be used in connection with TSG's Automated Tax Collection system (the "ATC system"), which supports tax billing and collection agencies, including counties and city, school tax offices, as well as special collection agencies. The ATC system supports billing, collections, lock box operations, mortgage company electronic payments, and provides daily, monthly and annual audit and distribution reporting.

         Specialized Products. TSG markets an integrated fund accounting system that conforms to government auditing and financial reporting requirements and generally accepted accounting principles. This system includes modules for accounts payable, budgetary accounting (general ledger), payroll/personnel, purchase order, fixed assets, revenues, bank manager and human resources. This system can operate in any government agency, although it is primarily installed in county auditor and county treasurer offices. INCODE provides a similar product which is mainly installed in city governments and municipal utility districts and authorities.

         TSG also offers other specialized products that allow the government offices in and around a courthouse to further integrate and automate their operations. Through the child support application, TSG customers are able to track child support cases, payments, and disbursements. The voter registration application tracks registered voters, generates voter cards, prepares precinct rolls in support of elections and interfaces with other state systems. TSG also offers an absentee voting application to assist in the management and tracking of absentee voters, as well as an election night system to assist in the tabulation of election results from various precincts. A motor vehicle registration application is available from TSG to process fees and issue motor vehicle registrations. Finally, TSG's indexing application allows government officials to index all official public records such as deeds, birth and death certificates and commissioner's court minutes.

         INCODE also offers similar products that allow city governments to further integrate and automate their operations. Through its city hall application, INCODE customers are able to maintain the records for cemeteries, ambulance billing and fleet maintenance. In addition, INCODE markets a suite of applications designed to automate the various responsibilities of the code enforcement department of a city, including tracking of citizen complaints, permits and inspections and business licenses.

         Imaging and Voice Products. TSG markets a variety of products that interface with and enhance its other products. TSG's ableIMAGE is an electronic document imaging system that integrates the scanning, retrieval, and display of document images into all of TSG's applications where needed. For example, the ableIMAGE application integrates with both the Court and Law Enforcement systems by allowing court related paperwork and documents to be scanned and stored as part of an electronic case folder designed to improve access to documents and reduce the need to distribute paper copies.





  TYLER CORPORATION FORM 10-K      PAGE 10

         TSG's ableVIDEO application allows a customer to add an electronic video imaging system which integrates the capture and display of pictures with all of TSG's applications. For example, the Law Enforcement system applications are video image-enabled using ableVIDEO to provide video mug shots of inmates at critical locations for identification and to allow investigators to compile electronic video line-ups.

         The Interactive Voice Response system developed by TSG interfaces with the ACAD system to allow retrieval of basic property information and interfaces with the child support system to allow retrieval of child support payment information using any touch-tone telephone.

         In addition, appropriate TSG products support bar coding for tracking of civil and criminal case folders, tracking of inmates, quick check-in of jurors, and rapid processing of tax statements.

         Internet Web Development. TSG has developed ableSERVE and a variety of other specialized application database interfaces to allow the public records portion of information contained in the various TSG systems to be made available to the public via the Internet. TSG also provides both web site development and web server hosting services for county customers.

         Sales and Marketing. TSG's sales are primarily performed by its direct sales and marketing personnel who are presently organized into five sales territories within the states of Texas and Georgia. Sales for other states and national account opportunities are managed by TSG's marketing manager except for the states of Oregon and Washington which are currently handled by TSG's Northwest Manager. Other in-house staff focus on add-on sales, forms, supplies and professional services.

         TSG's sales of most new systems are typically to other offices or organizations in counties already using TSG applications and systems, but sales are also generated from referrals from adjoining counties, relationships established between sales representatives and county officials, contacts at trade shows, direct mailings and direct contact from a prospect already familiar with TSG. TSG is active in virtually all state-level county government associations, including annual meetings, trade shows and educational events. In addition, TSG generally hosts customer luncheons at larger, statewide meetings such as the Texas Association of Appraisal Districts and the Texas County and District Clerks Association. TSG also hosts a user's group meeting for all TSG customers about once every 18 months, which provides an opportunity for customers to learn more about TSG products and an opportunity for feedback.

         INCODE's sales are primarily performed by its direct sales and marketing personnel who are presently organized into four sales territories within the states of Texas, Oklahoma, Missouri, New Mexico, Colorado, Kansas, and Louisiana. INCODE's marketing manager is responsible for sales in other states. Other in-house staff focuses on add-on sales of products and services to existing customers.





  TYLER CORPORATION FORM 10-K      PAGE 11

         Sales leads are derived from various sources including referrals from customers, consultants, and auditors, regional software demonstration seminars, direct mail, the Internet, telemarketing and trade shows and conferences. INCODE also hosts an annual Education Forum, which provides an opportunity for customers to learn more about INCODE products and services.

         Customers. TSG's customers consist primarily of county government offices, including the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriffs' office and appraisal districts. No single customer (county government office) accounted for more than 5%, and no single county accounted for more than 10%, of total revenues for the fiscal year ending October 31, 1997. Due to the nature of TSG's sales as installation of countywide systems, a county customer representing a significant portion of revenues in one year is generally not a source of significant revenues the following year. Contracts for products and services are generally implemented over six months to one year with annually renewing service and software update agreements thereafter. Currently, approximately one-third of TSG's revenues are attributable to ongoing support and maintenance agreements. Although by the terms of these agreements either TSG or the customer are entitled to terminate upon 90- days' notice after the first anniversary of the agreement, historically most agreements are automatically renewed annually.

         INCODE's market is primarily small to mid-sized municipal governments, typically a city government in the 3,000 to 35,000 population range. The average population of new customer sites is increasing. INCODE added a city with a population of 110,000 to its customer base in 1997. In addition to city government customers, INCODE has approximately twenty municipal utility districts as customers. No single customer (municipal governmental entity) accounted for more than 5% of total revenues for the year ended December 31, 1997.

         Customer turnover for both TSG and INCODE is very low.

         Competition

         A number of local and regional businesses provide or offer at least some of the products and services provided by the Company through Resources, TSG or INCODE. In addition to third-party vendors, Resources, TSG and INCODE occasionally compete with centralized information service departments of county or local governments to provide products or services to other departments and often must persuade the end-user department to discontinue the service by its own personnel and outsource the service. The ability of TSG and INCODE to offer an integrated system of applications for several offices is often a factor in their favor. In addition, county and local governments are often required to put their contracts up for competitive bid on a periodic basis. Competition may be increased





  TYLER CORPORATION FORM 10-K      PAGE 12
if a customer seeks bids on only one aspect of its system (such as imaging or indexing or voter registration) rather than bidding all of the services as an integrated whole. Single function bidding generally results in more bidders and more intense price competition. GRS and TSG are Qualified Information Systems Vendors for the Texas General Services Commission on state purchasing contracts and, as a result, in some cases county governments offices may contract with GRS or TSG directly without a bid process.

         For Resources, competition typically is based on price, service and technological capabilities or the ability to modify the products and services to be provided to accommodate the requirements of the customer. For TSG and INCODE, competition typically is based on confidence in the supplier, service, technological capabilities or the ability to modify and price.

         As a result of various acquisitions and sales of businesses by Resources, it has contractual commitments not to compete in the property records services business in the Southeastern United States until September 1998. Additionally, in connection with Resources' acquisition of the title services division of Holdings in July 1997, Resources acquired the Dallas, Texas, data processing center of Holdings and agreed to provide to Holdings certain data entry services for customers of property records services provided by Holdings. Resources also agreed not to solicit these customers, which are located primarily in the Northeastern and Southeastern United States, prior to August 1999.

AUTOMOTIVE AFTERMARKET PARTS

         Forest City, headquartered in Cleveland, Ohio, is a retailer of automotive parts and supplies. The company specializes in selling mechanical and electrical hard parts, such as rack-and-pinion steering and fuel injectors to do- it-yourself customers. Forest City also stocks a wide variety of maintenance items, fluids and accessories. Known for extensive inventories, Forest City's stores use the slogan, "Stop looking! The odds are we have it."

         Each Forest City location maintains inventories which average 20,000 parts for both domestic and foreign cars and light trucks. Company stores carry deeper inventories than most competitors and stock items that best suit the vehicle mix in their area. Major Forest City suppliers include Allied Signal Inc., Kem Manufacturing Company, TRW Inc. and Tenneco Automotive. Inventories carried by Forest City are generally available from multiple sources.

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





  TYLER CORPORATION FORM 10-K      PAGE 13

         Forest City was founded in 1927 and served the Akron area with one store until 1961. At the end of 1981, the company had 31 locations in operation. Forest City ended 1997 with 71 locations, including ten new stores added in October 1997 in the Chicago and Milwaukee areas. Open seven days a week, each location operates extended hours to provide maximum customer convenience.

         Sources estimate total annual sales attributable to the do-it-yourself portion of the auto-parts aftermarket at approximately $30 billion. Auto-parts retailing is a fragmented market with major competitors in Forest City's markets including AutoZone, Inc., Parts America, a division of Western Auto, Murray's Discount Auto Stores, Inc., Pep Boys - Manny, Moe & Jack and Trak Auto Corp. Additional competition comes from jobbers who sell principally to wholesale accounts and, to a lesser extent, from discount and general merchandise stores.

         The auto-parts retailing industry is intensely competitive. Factors contributing to competitive pressures are the slowing growth of the do-it-yourself market as a result of longer-lived automobile parts, increased complexity of modern cars and higher incidences of leasing. Virtually all cars and trucks now have computer-controlled engines, as well as complex electronic fuel injection and ignition systems.

         Employees.   At December 31, 1997, the Company had 787 employees, of
which 779 were employed by Forest City. The number of employees at December 31, 1997, does not include the employees added with the acquisitions of Resources, TSG and INCODE on February 19, 1998.

ITEM 2.   PROPERTIES.

         At December 31, 1997, the Company occupied approximately 420,000 square feet of floor space which is primarily utilized in retail facilities.

         As of December 31, 1997, Forest City operated 71 stores in Illinois, New York, Ohio, Pennsylvania and Wisconsin, most of which were leased, generally under leases of less than seven years' duration. Store sizes range from 4,300 to 7,000 square feet with the typical store located in a free-standing building of approximately 6,000 square feet.

         Property descriptions are as of December 31, 1997, and do not include properties added with the acquisitions of Resources, TSG and INCODE on February 19, 1998.

ITEM 3.   LEGAL PROCEEDINGS.

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of Tyler Pipe Industries, Inc. (a wholly-owned subsidiary of the Company known as TPI of Texas, Inc. ("TPI")), Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969





  TYLER CORPORATION FORM 10-K      PAGE 14
when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. Based on a remedial investigation conducted by TPI, the NJDEPE has demanded TPI remediate the foundry site and the contamination in the adjacent stream and nearby lake. TPI has offered to conduct a feasibility study to assess remediation options, including costs, but has not agreed to commit to further action at this time. TPI never held title to the site and denies liability.

         In connection with the sale of the assets of TPI to Ransom Industries, Inc. (formerly known as Union Acquisition Corporation) (the "Buyer"), an affiliate of McWane, Inc., on December 1, 1995, pursuant to an Acquisition Agreement among the Company, TPI and the Buyer (the "Acquisition Agreement"), the Buyer agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, the Buyer agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that the Buyer agreed to reimburse TPI in connection with this matter is $6,500,000. As of December 31, 1997, the Buyer has reimbursed TPI approximately $500,000 which represents principally all the expenses to-date associated with the investigation of the site. The Buyer, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance although the insurance carriers have initially denied coverage. TPI expects to proceed against such insurance carriers seeking coverage of remediation costs. Recoveries from predecessor companies and insurance companies are shared by TPI and the Buyer.

         Pursuant to the Acquisition Agreement, the Buyer agreed to manage and direct the prosecution or defense of certain matters on behalf of TPI, and to reimburse related costs and expenses. The Buyer agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter, and one-half of such expenses in excess of $750,000. The maximum amount that the Buyer agreed to reimburse TPI in connection with all of these matters excluding Jersey-Tyler is $8,000,000. The Buyer did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. Although it is impossible to predict the outcome of legal or regulatory proceedings, the Company believes that substantially all of the costs, expenses and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by the Buyer pursuant to the Acquisition Agreement or have been adequately provided for in the financial statements.





  TYLER CORPORATION FORM 10-K      PAGE 15

         Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation for which it will not be reimbursed by the Buyer. Beginning in February 1997, over fifty former employees of TPI have filed a series of separate personal injury lawsuits which allege that they were exposed to silica, asbestos and/or other industrial dusts during their employment at TPI. Named as defendants with TPI and Swan Transportation Company ("Swan"), another wholly-owned subsidiary of the Company, are major suppliers of asbestos, sand and industrial respirator devices. These codefendants have been sued under product liability theories of recovery. The plaintiffs seek to recover money damages for the personal injuries they allegedly suffered as a result of their occupational exposure to silica, asbestos and other industrial dusts. No discovery has taken place, and it is not possible to predict the outcome at this time. While the Company plans to defend this litigation vigorously, the ultimate outcome is uncertain.

         On September 25, 1997, a former employee of a Forest City store brought suit against Forest City and the Company in the Supreme Court of Erie County, New York. The plaintiff alleges that employees of Forest City falsely accused her of falsifying overtime entries, terminated her employment on that basis, filed a criminal report based upon the false overtime entries and forced her to sign a restitution agreement. Based upon these allegations, the plaintiff is suing for slander, intentional abuse of the criminal law enforcement process and intentional and negligent infliction of emotional distress. The plaintiff is seeking compensatory damages of at least $1,500,000 and punitive damages of at least $3,000,000. The Company believes the claims are without merit and intends to vigorously defend this action.

         Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.





  TYLER CORPORATION FORM 10-K      PAGE 16

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Tyler common stock is traded on the New York Stock Exchange. At December 31, 1997, Tyler had approximately 3,500 stockholders of record. A number of the Company's stockholders hold their shares in street name; therefore, there are substantially more than 3,500 beneficial owners of its common stock.

         The following table sets forth for the calendar periods indicating the high and low sales price per share of Tyler common stock as reported on the New York Stock Exchange.

                                                            High             Low
                                                            ----             ---
1996:      First Quarter  . . . . . . . . . . . . . .     $ 3              $ 2 1/4
           Second Quarter . . . . . . . . . . . . . .       2 7/8            2 1/8
           Third Quarter  . . . . . . . . . . . . . .       2 3/4            1 3/8
           Fourth Quarter . . . . . . . . . . . . . .       2 1/4            1 3/8

1997:      First Quarter  . . . . . . . . . . . . . .     $ 2 3/8          $ 1 1/2
           Second Quarter . . . . . . . . . . . . . .       2 1/4            1 3/8
           Third Quarter  . . . . . . . . . . . . . .       3 3/4            2
           Fourth Quarter . . . . . . . . . . . . . .       5 7/8            3 3/8

1998:      First Quarter (through
           March 10, 1998)  . . . . . . . . . . . . .     $ 8 3/4          $ 5 5/16

           No cash dividends were paid in 1997 or 1996.





  TYLER CORPORATION FORM 10-K      PAGE 17

ITEM 6.   SELECTED FINANCIAL DATA.

                                                              AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                  (DOLLARS AND AVERAGE SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 1997          1996             1995          1994          1993
                                               --------      --------         --------      --------      --------
 STATEMENT OF OPERATIONS DATA:
 Net sales ...............................     $ 76,429      $ 85,074         $ 86,893      $ 91,849      $ 84,464
 Costs and expenses:
    Cost of sales ........................       43,947        49,275 (1)       51,126        53,626        46,566
    Selling, general and administrative ..       29,887        41,162 (1)       34,531        36,229        33,695
    Amortization of goodwill .............           --         1,101            1,112         1,111         1,092
    Depreciation and amortization ........        2,057         1,368            1,060           895           770
    Interest (income) expense, net .......         (830)         (277)           1,003           678            85
    Goodwill and other intangibles
       impairment charge .................           --        14,789 (2)           --            --            --
                                               --------      --------         --------      --------      --------
 Income (loss) from continuing
    operations before taxes ..............        1,368       (22,344)          (1,939)         (690)        2,256
 Income tax (benefit) ....................          197        (3,037)            (497)          (24)        1,308
                                               --------      --------         --------      --------      --------
 Income (loss) from continuing
    operations ...........................     $  1,171      $(19,307)        $ (1,442)     $   (666)     $    948 (3)
                                               ========      ========         ========      ========      ========
 Earnings (loss) per common share
    from continuing operations(4) ........     $    .06      $   (.97)        $   (.07)     $   (.03)     $    .05 (3)
                                               ========      ========         ========      ========      ========
 Weighted average number of common
    shares outstanding ...................       20,498        19,876           19,869        19,925        20,556

                                                                                AS OF DECEMBER 31,
                                                       ------------------------------------------------------------
                                                         1997          1996        1995         1994          1993
                                                       --------     --------     --------     --------     --------
BALANCE SHEET DATA:
Total assets .....................................     $ 54,895     $ 59,390     $123,512     $197,800     $143,171
Long-term debt ...................................           --           --           --       63,500           --
Shareholders' equity .............................       31,403       32,041       93,362      110,298      117,964

(1) Cost of sales and selling, general and administrative include pretax restructuring and other charges of $612 and $6,638, respectively (see Note 11 in Notes to Consolidated Financial Statements).

(2) Pretax charge for write-off of goodwill and other intangibles at Forest City (see Note 12 in Notes to Consolidated Financial Statements).

(3) Before cumulative effect of change in accounting principles for income tax resulting in a credit of $1,127, or $.05 per share.

(4) Earnings (loss) per share represents basic earnings per share. When the effect of dilutive shares are considered, there is no change from basic earnings per share (see Note 9 in the Notes to Consolidated Financial Statements).





  TYLER CORPORATION FORM 10-K      PAGE 18

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

   The continuing operations information discussed below excludes the results of operations of IFS sold in October 1997 and TPI sold in December 1995. Interest expense has been charged to discontinued operations based on net assets associated with IFS and TPI at the average borrowing rate during each period. Income tax (benefit) has been charged (credited) to discontinued operations based on the income tax (benefit) resulting from inclusion of the discontinued operations segment in the Company's consolidated federal income tax return. Continuing operations at December 31, 1997, 1996 and 1995 principally consisted of Forest City. The Company's results of operations do not include the results of operations of Resources, TSG or INCODE, which were acquired in February 1998.

   Subsidiary operating profits, as used herein, exclude amortization and write-off of goodwill and other intangibles arising from acquisitions and restructuring and other charges recorded in the fourth quarter of 1996.

1997 COMPARED TO 1996

   Tyler reported income from continuing operations of $1.2 million, or $.06 per diluted share in 1997, compared to a loss of $19.3 million, or $.97 per diluted share in 1996. Loss from continuing operations in 1996 includes pretax charges of $14.8 million to write off goodwill and other intangibles at Forest City and $7.3 million of restructuring and other charges.

   Forest City's same store sales were down 9% in 1997 and operating profit declined to $3.5 million in 1997 from $3.8 million in 1996 before restructuring and other fourth-quarter charges. Although gross margin on a yearly basis was down slightly at 42.5% in 1997 compared to 42.8% in 1996 before restructuring and other charges, the fourth quarter 1997 gross margin declined to 41.2%.
Both the decline in the fourth quarter margin and sales for the year reflect increased competition in the markets Forest City serves.

   Selling, general and administrative expenses in 1996 included $1.1 million of goodwill and other intangibles amortization and $3.0 million of restructuring and other charges. In December 1996, the company wrote-off all goodwill and other intangibles. Excluding these charges, Forest City's selling, general and administrative expenses as a percent of sales in 1997 were flat compared to 1996.





  TYLER CORPORATION FORM 10-K      PAGE 19

   Forest City completed a transaction on October 8, 1997, which added ten stores, primarily in the Chicago and Milwaukee areas. The company purchased existing inventory at a discount and assumed leases on these stores. The cost of this transaction, which includes the cost of additional inventory purchased after the acquisition, was approximately $3.2 million. These additional stores are expected to impact Forest City's operations in a positive manner. Historically, same-store sales comparisons have been more favorable in the Chicago and Milwaukee areas as opposed to other markets served by Forest City.

   The auto-parts retailing industry is intensely competitive. Factors contributing to competitive pressures are the slowing growth of the do-it-yourself market as a result of longer-lived automobile parts, increased complexity of modern cars and higher incidences of leasing. Virtually all cars and trucks now have computer-controlled engines, as well as complex electronic fuel injection and ignition systems.

   As a result of the changes in the market place, the auto-parts retailing industry is quickly consolidating. This consolidation trend led to lower sales volume in 1997 and is expected to continue in 1998 with the larger retailers gaining market share at the expense of jobbers, smaller independent operators and less specialized mass merchandisers, which lack the economies of scale in purchasing and distribution available to larger retail chains. Although this trend is expected to negatively impact sales volume in 1998, Forest City anticipates limiting the impact on operating margin by more closely monitoring payroll and other store costs. In an effort to lower inventory costs, in the fourth quarter of 1997, Forest City negotiated several new vendor contracts, which resulted in slightly lower costs and more favorable payment terms.
As part of a new strategy to limit the negative sales impact of new competition, Forest City opened its first new built-to-specifications store in February 1998. The new 5,800 square foot free-standing store, which replaced an outdated facility in Akron, Ohio, is the prototype for future Forest City stores. In addition, the company plans to build a similar new store in the Chicago area in April 1998 and remodel at least three of their more profitable stores to resemble the new prototype. Furthermore, Forest City intends to remodel other stores as soon as it becomes known that a major competitor plans to enter or expand in the company's markets. Despite these efforts, the Company cannot provide any assurances that this trend will not negatively impact earnings. In addition, in 1998, Forest City will review the performance of existing stores, which may result in the relocation or closure of some unprofitable stores.

   After excluding restructuring and other charges recorded in the fourth quarter of 1996, corporate expense in 1997 declined approximately 9% compared to 1996, primarily due to reduced employee costs.





  TYLER CORPORATION FORM 10-K      PAGE 20

   The Company's income tax expense of $.2 million in 1997 was less than the amount computed by applying the statutory rate to its income from continuing operations due to the utilization of capital losses and the effect of state income taxes.

1996 COMPARED TO 1995

   For the year ended December 31, 1996, Tyler Corporation had a pretax loss from continuing operations of $22.3 million. Sales fell 2% for the year. The pretax loss from continuing operations includes a pretax charge of $14.8 million to write off goodwill and other intangibles at Forest City and $7.3 million of restructuring and other charges.

   The continued decline in the financial results of Forest City in the second half of 1996 and a related strategic and operational review resulted in an evaluation of goodwill and other intangibles for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace and increased competition. The Company calculated the present value of expected cash flows to estimate the fair value of Forest City.

   In the fourth quarter of 1996, the Company recorded $1.7 million of restructuring and other pretax charges in relation to a restructuring plan to reduce costs and increase future operating efficiency by reducing the work force, closing and relocating Forest City stores and reducing corporate office space requirements. Also in the fourth quarter, the Company recorded pretax charges of $3.7 million, which included vendor restocking charges for on-hand inventory items at Forest City, the noncash write-off of certain fixed assets and software, which Forest City decided in the fourth quarter of 1996 that it would no longer utilize in its business, and other obligations relating to the termination of former employees. In addition, the Company terminated its defined benefit pension plan in the fourth quarter of 1996 resulting in a net charge of $1.9 million.

   Total restructuring and other charges recorded in the fourth quarter of 1996 were $7.3 million of which $.6 million is included in cost of sales and $6.7 million is included in selling, general and administrative expenses.

   Same-store sales at Forest City advanced 5% in the first half of 1996; however, competitors aggressively opened new stores in Forest City's markets in the third quarter resulting in a 4% decline in same-store sales comparison for the second half.

   Forest City's operating profit declined from $4.0 million in 1995 to $3.8 million in 1996 before restructuring and other fourth-quarter 1996 charges. Gross margin was up 1.6% in the year-to-year comparisons. Installation of an electronic point-of-sale system ("POS") early in 1996, tightened security in the stores and a management program targeting stores with gross margins below a minimum standard contributed to this increase. While better productivity lowered operating payroll as a percentage of sales





  TYLER CORPORATION FORM 10-K      PAGE 21
by 1.5%, these savings were more than offset by higher costs associated with the new information systems.

   After excluding restructuring and other charges, Tyler had much lower corporate expense for 1996 compared to 1995. Savings came from a gain through sale of an asset and lower personnel expense. This reduction, coupled with interest income as opposed to interest expense in 1995, lowered the pretax loss for 1996.

LIQUIDITY

   Tyler ended 1997 with cash and cash equivalents of $8.9 million, a decrease of $6.5 million from year-end 1996. The Company received $5.8 million in October 1997 from the sale of IFS and recorded a receivable of $2.6 million for the remaining purchase price. The $2.6 million receivable was subsequently collected in January 1998.

   In October 1997 the Company added ten stores to the Forest City network of retail automotive parts stores. Forest City purchased existing inventory at a discount and assumed leases on these stores, primarily in the Chicago and Milwaukee areas. The cost of this transaction, which included the cost of additional inventory purchased after the acquisition, was approximately $3.2 million.

   In September 1997, Richmond Partners, Ltd., a Houston-based investment partnership of which Louis A. Waters is the managing general partner, invested $3.5 million in a package of Tyler securities consisting of two million common shares and a warrant to acquire two million common shares with an exercise price of $2.50 per common share. Mr. Waters is currently Chairman of the Board of the Company.

   In connection with Bruce W. Wilkinson's resignation as a director and President and Chief Executive Officer of the Company effective October 8, 1997, the Company purchased 447,609 shares of the Company's common stock owned by Mr. Wilkinson for $1.5 million. Mr. Wilkinson purchased these shares in the second quarter of 1997 as a condition of his employment. In addition, the Company also made payments to Mr. Wilkinson of approximately $.3 million relating to various stock compensation plans.

   In 1996, several benefit plans maintained for certain key employees of the Company and TPI were terminated which resulted in a final settlement payment of $1.3 million in January 1997. This amount was accrued at December 31, 1996. The Company also made payments of approximately $1.1 million in connection with workforce reductions which were included in restructuring and other charges in the fourth quarter of 1996.

   In February 1998, the Company entered into a three-year bank credit agreement in an amount not to exceed $50.0 million, including a $5.0 million sublimit for the issuance of standby and commercial





  TYLER CORPORATION FORM 10-K      PAGE 22
letters of credit (the "Senior Credit Facility"). The proceeds of the Senior Credit Facility are intended to be used to fund acquisitions and meet short-term working capital needs and capital expenditures which may arise from time to time. Borrowings under the Senior Credit Facility bear interest at either the bank's prime rate plus a margin of zero to .25% or the London Interbank Offered Rate plus a margin of 1% to 2%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The credit facility is secured by a pledge of the common stock of all present and future operating subsidiaries and is guaranteed by all such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

   On February 19, 1998, the Company acquired Resources, TSG and INCODE. The combined purchase price for these companies was 12.2 million shares of Tyler common stock and approximately $41.3 million of cash and debt assumption, which includes $5.7 million loaned to Resources for working capital purposes on December 29, 1997. The Company financed the acquisitions utilizing funds available under its Senior Credit Facility.

   The Company is from time to time engaged in discussions with respect to selected acquisitions and expects to continue to assess these and other acquisition opportunities as they arise. The Company may also require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company.

   Tyler entered into a tax-benefit transfer lease in 1983 pursuant to which it is obligated to make income tax payments totaling $4.5 million over the next four years beginning in 1998. This obligation is included in deferred income taxes at December 31, 1997.

   Management believes adequate cash resources will be available for the next 12 months to fund capital spending programs and working capital needs.





  TYLER CORPORATION FORM 10-K      PAGE 23

CAPITALIZATION

   Historically, Tyler's capital structure has varied depending on the Company's strategies and actions. Acquisitions for cash and repurchases of Tyler common stock generally have increased debt, while cash-generating capabilities of Tyler's operating subsidiaries and dispositions of companies or assets have provided funds to reduce debt.

   Total capitalization at the end of 1997 consisted of $31.4 million in shareholders' equity. The Company had $2.0 million of letters of credit outstanding at December 31, 1997, which were released in January 1998.

   While the Company has no material commitments for capital expenditures, Tyler anticipates that 1998 spending for Forest City could exceed last year's level of $1.2 million. In addition, the combined capital expenditures of Resources, BRC and INCODE could exceed $2.5 million.

IMPACT OF YEAR 2000

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, a date using "00" is recognized as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

   The majority of the Company's computer hardware and software susceptible to this condition is utilized by Forest City, specifically in its electronic POS and perpetual inventory systems, which were installed in early 1996. In conjunction with the purchase of the hardware and software, the vendor agreed to sustain the cost of converting the systems to be Year 2000 compliant.

   The project is estimated to be completed not later than second quarter of 1998. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of Forest City.

   Forest City has yet to commence discussions with its suppliers and customers concerning their status with regard to the Year 2000 Issue. Forest City will begin these inquiries during 1998. As Forest City does not place significant reliance on any single supplier or customer, management believes that a supplier or customer negatively impacted by the Year 2000 Issue will not have a material adverse effect on operations.

   With regard to the acquisitions of Resources, TSG and INCODE, which occurred subsequent to December 31, 1997, the Company does not anticipate significant operational problems. The companies





  TYLER CORPORATION FORM 10-K      PAGE 24
have either completed or substantially completed their conversions to be Year 2000 compliant. Thus, the Company does not anticipate the Year 2000 Issue to have a material impact on the normal operations of the companies.

IFS DIVESTITURE

   Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary, IFS, which provided products for fund-raising programs, to I.F.S. Acquisition Corporation for approximately $8.4 million. This sale resulted in a loss on disposal of approximately $2.5 million. The estimated loss on disposal includes estimates regarding the value of certain assets that are subject to change. Management does not expect these estimates to have a
significant impact on the estimated loss on disposal.   Proceeds consisted of
approximately $5.8 million in cash received at closing and approximately $2.6 million received in January 1998. The results of IFS are included in the Company's consolidated financial statements as discontinued operations.

TYLER PIPE DIVESTITURE

   On December 1, 1995, the Company sold substantially all of its assets to the Buyer, and the Buyer assumed substantially all the liabilities of TPI. In the same transaction, the Company sold all of the outstanding capital stock of
Swan (which was repurchased in May 1997) to the Buyer.   The results of these
entities and the effect of subsequent changes in estimates of retained contingent liabilities are included as discontinued operations. The assets TPI sold and the liabilities the Buyer assumed included all those relating to TPI's business of manufacturing and marketing cast iron pipe and fittings, excluding cash and certain other assets and liabilities. Swan was a motor- carrier company that provided transportation services to TPI prior to the closing.

   Based on a July 1, 1995, balance sheet, the Buyer paid a net amount of $66.1 million for the assets of TPI and the stock of Swan, of which $58.5 million was received on December 1, 1995, and the net remaining payment was received in January 1996. In addition, Tyler Pipe Industries, Inc. distributed cash of approximately $17.7 million to the Company from July 1, 1995, through December 1, 1995.

   Between 1968 and December 1995, TPI, together with its predecessors and subsidiaries, owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation, including environmental claims and claims for work-related injuries and physical conditions. See "Legal Proceedings." Costs associated with investigation of such matters are included in other liabilities at December 31, 1997 and 1996.





  TYLER CORPORATION FORM 10-K      PAGE 25

FORWARD-LOOKING STATEMENTS

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, changes in product demand, turnover in the sales force, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions, decrease in demand for information management services or record services generally or by governmental authorities, new technological developments, decrease in demand for aftermarket automotive parts, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control and, in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The consolidated financial statements of the Company, together with the report of independent auditors, are included on pages 33 through 55 of this report. Financial statement schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.





  TYLER CORPORATION FORM 10-K      PAGE 26

                                    PART III


   The information required by Items 10 through 13 of Part III is incorporated herein by reference from the indicated sections of Tyler's definitive proxy statement for its annual meeting of stockholders to be held on April 28, 1998 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report or the Stock Performance Graphs, included in the Proxy Statement.

                                                                                      Headings in
                                                                                     Proxy Statement
                                                                         ---------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.               "Directors and Executive Officers"

ITEM 11. EXECUTIVE COMPENSATION.                                                "Executive Compensation"
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                 "Security Ownership of Directors and
         AND MANAGEMENT.                                                           Executive Officers"

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                         "Certain Transactions"





  TYLER CORPORATION FORM 10-K      PAGE 27

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      (1)   The consolidated financial statements listed in the "Index to
               Financial Statements" included in the Table of Contents on page 1 are filed as part of this report.

         (2) Financial statement schedules have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

         (3)   Exhibits

         Certain of the exhibits to this report are hereby incorporated by reference, as specified:

  3.1 Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended June 30, 1990, and incorporated herein).

  3.2 Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Form 8-K, dated February 19, 1998, and incorporated herein).

 *3.3    Amended and Restated By-Laws of Tyler Corporation, dated November 4,
         1997.

  4.1 Rights Agreement, dated as of March 14, 1993, by and between Tyler Corporation and The First National Bank of Boston, as Rights Agent, which includes the form of Rights Certificate as Exhibit B thereto (filed as Exhibit 4 to the Company's Form 8-K, dated January 29, 1993, and incorporated herein).

  4.2 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Company's registration statement no. 33-33505 and incorporated herein).

 *4.3 Credit agreement among Tyler Corporation and NationsBank of Texas, N.A., dated February 13, 1998.

 10.1 Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Company's Form 10- Q for the quarter ended March 31, 1992, and incorporated herein).

 10.2    Stock Option Plan amended and restated as of February 7, 1997 (filed as
         Exhibit 4.1 to the Company's registration statement no. 33-34809 and incorporated herein).

 10.3    Split-dollar life insurance agreement with Joseph F. McKinney (filed as
         Exhibit 10.5 to the Company's registration statement no. 33-33505 and incorporated herein).

 10.4 Supplemental Retirement Plan (filed as Exhibit 10.6 to the Company's registration statement no. 33-33505 and incorporated herein).

 10.5    Indemnification Agreement, dated December 20, 1989 (filed as Exhibit
         2.3 to the Company's registration statement no. 33-33505 and incorporated herein).





  TYLER CORPORATION FORM 10-K      PAGE 28

 10.6 Agreement and Plan of Merger among Tyler Corporation, T1 Acquisition Corporation, Business Resources Corporation and William D. Oates dated October 8, 1997 (filed as Exhibit 10.25 to the Company's Form 8-K, dated October 16, 1997, and incorporated herein).

 10.7 Agreement and Plan of Merger among Tyler Corporation, T2 Acquisition Corporation, The Software Group, Inc., Brian B. Berry and Glenn A. Smith dated October 8, 1997 (filed as Exhibit 10.26 to the Company's Form 8-K, dated October 16, 1997, and incorporated herein).

 10.8 Second Amended and Restated Agreement and Plan of Merger, dated as of December 29, 1997, and effective as of October 8, 1997, among the Company, T1 Acquisition Corporation, Business Resources Corporation, and William D. Oates (filed as Exhibit 10.1 to the Company's Form 8-K, dated February 19, 1998, and incorporated herein).

 10.9 Amended and Restated Agreement and Plan of Merger, dated as of December 29, 1997, and effective as of October 8, 1997, among the Company, T2 Acquisition Corporation, The Software Group, Inc., and Brian B. Berry and Glenn A. Smith (filed as Exhibit 10.2 to the Company's Form 8-K, dated February 19, 1998, and incorporated herein).

 10.10 Amendment Number One, dated February 19, 1998, and effective as of October 8, 1997, to the Amended and Restated Agreement and Plan of Merger among the Company, T2 Acquisition Corporation, The Software Group, Inc. and Brian B. Berry and Glenn A. Smith (filed as Exhibit
         10.3 to the Company's Form 8-K, dated February 19, 1998, and incorporated herein).

 10.11 Acquisition Agreement dated as of November 20, 1995, by and among the Registrants, Tyler Pipe Industries, Inc. and Ransom Industries, Inc., formerly known as Union Acquisition Corporation (filed as Exhibit 2.1 to the Company's Form 8-K, dated December 14, 1995, and incorporated herein).

 10.12 Purchase Agreement between Tyler Corporation, Richmond Partners, Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit 10.24 to the Company's Form 8-K, dated September 2, 1997, and incorporated herein).

 10.13 Consulting Agreement between the Company and Joseph F. McKinney, dated October 7, 1996 (filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein).

 10.14 Employment agreement between the Company and Bruce W. Wilkinson, dated March 28, 1997 (filed as Exhibit 10.21 to the Company's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein).

*10.15 Employment agreement between the Company and C.A. Rundell, Jr., dated October 8, 1997.

*10.16 Employment agreement between the Company and Brian K. Miller, dated December 1, 1997.

*10.17 Employment agreement between the Company and Harold W. Parkison, dated January 6, 1997.

*21      Subsidiaries of Tyler





  TYLER CORPORATION FORM 10-K      PAGE 29

*23      Consent of Ernst & Young LLP

         Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*   Filed herewith.

(b)      Reports on Form 8-K

         Form 8-K                  Item               Financial Statements
       Reported Date             Reported                    Filed
       -------------             --------             --------------------
        10/16/97                  5
                                  7 (c)          Exhibits

        10/30/97                  2
                                  7(b)           Pro Forma Condensed Consolidated
                                                 Balance Sheet as of June 30, 1997

                                                 Pro Forma Condensed Consolidated
                                                 Income Statements for the year ended
                                                 December 31, 1996 and the six months
                                                 ended June 30, 1997

         12/31/97                  5
                                   7(c)           Restated Selected Financial Data,
                                                  Management's Discussion and Analysis
                                                  of Financial Condition and Results of
                                                  Operations and consolidated financial
                                                  statements as of December 31, 1995 and
                                                  1996, and for the three years in the
                                                  period ended December 31, 1996





  TYLER CORPORATION FORM 10-K      PAGE 30

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TYLER CORPORATION



         Date:  March 25, 1998             By: /s/ Louis A. Waters
                                              ---------------------------------
                                                   Louis A. Waters
                                                   Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  March 25, 1998            By: /s/ Louis A. Waters
                                             ---------------------------------
                                                  Louis A. Waters
                                                  Chairman of the Board


         Date:  March 25, 1998            By: /s/ C. A. Rundell, Jr.
                                             ---------------------------------
                                                  C. A. Rundell, Jr.
                                                  President, Chief Executive
                                                  Officer, and Director
                                                  (principal executive officer)


         Date:  March 25, 1998            By: /s/ James E. Russell
                                             ---------------------------------
                                                  James E. Russell
                                                  Vice President, Chief
                                                  Financial Officer, and
                                                  Director (principal financial
                                                  officer)


         Date:  March 25, 1998            By: /s/ Brian K. Miller
                                             ---------------------------------
                                                  Brian K. Miller
                                                  Vice President and
                                                  Chief Accounting Officer
                                                  (principal accounting officer)




  TYLER CORPORATION FORM 10-K      PAGE 31

         Date:  March 25, 1998            By: /s/ Ernest H. Lorch
                                             ---------------------------------
                                                  Ernest H. Lorch
                                                  Director


         Date:  March 25, 1998            By: /s/ F. R. Meyer
                                             ---------------------------------
                                                  F. R. Meyer
                                                  Director


         Date:  March 25, 1998            By: /s/ William D. Oates
                                             ---------------------------------
                                                  William D. Oates
                                                  Director





  TYLER CORPORATION FORM 10-K      PAGE 32

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Tyler Corporation

         We have audited the accompanying consolidated balance sheets of Tyler Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Dallas, Texas
March 6, 1998





  TYLER CORPORATION FORM 10-K      PAGE 33

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31

                                                                      1997                1996               1995
                                                                 -------------      -------------      -------------
Net sales ..................................................     $  76,429,000      $  85,074,000      $  86,893,000
Costs and expenses
   Cost of sales ...........................................        43,947,000         49,275,000         51,126,000
   Selling, general and administrative expenses ............        31,944,000         43,631,000         36,703,000
   Interest (income) expense, net ..........................          (830,000)          (277,000)         1,003,000
   Goodwill and other intangibles impairment
      charge ...............................................                --         14,789,000                 --
                                                                 -------------      -------------      -------------
                                                                    75,061,000        107,418,000         88,832,000

Income (loss) from continuing operations before
   income tax (benefit) ....................................         1,368,000        (22,344,000)        (1,939,000)

Income tax (benefit)
   Current .................................................         1,695,000            570,000         (1,040,000)
   Deferred ................................................        (1,498,000)        (3,607,000)           543,000
                                                                 -------------      -------------      -------------
                                                                       197,000         (3,037,000)          (497,000)
                                                                 -------------      -------------      -------------
Income (loss) from continuing operations ...................         1,171,000        (19,307,000)        (1,442,000)

Discontinued operations
   Income (loss) from discontinued operations,
      after income tax (benefit) ...........................        (2,051,000)       (42,023,000)         1,100,000
   Loss on disposal of discontinued operations,
      after income tax .....................................        (2,468,000)                --        (16,631,000)
                                                                 -------------      -------------      -------------
   Loss from discontinued operations .......................        (4,519,000)       (42,023,000)       (15,531,000)
                                                                 -------------      -------------      -------------
Net loss ...................................................     $  (3,348,000)     $ (61,330,000)     $ (16,973,000)
                                                                 =============      =============      =============

Basic and diluted earnings (loss) per common share:
   Continuing operations ...................................     $         .06      $       (0.97)     $       (0.07)
   Discontinued operations .................................              (.22)             (2.12)             (0.78)
                                                                 -------------      -------------      -------------
   Net loss per common share ...............................     $        (.16)     $       (3.09)     $       (0.85)
                                                                 =============      =============      =============

Weighted average shares ....................................        20,498,000         19,876,000         19,869,000


See accompanying notes.





  TYLER CORPORATION FORM 10-K      PAGE 34

CONSOLIDATED BALANCE SHEETS
December 31

                                                                               1997               1996
                                                                           ------------      ------------
ASSETS
Current assets
   Cash and cash equivalents .........................................     $  8,877,000      $ 15,419,000
   Accounts receivable (less allowance for losses of $42,000 in
      1997 and 1996) .................................................          201,000           137,000
   Note receivable from I.F.S. Acquisition Corporation ...............        2,628,000                --
   Merchandise inventories ...........................................       22,901,000        17,323,000
   Income tax receivable .............................................          516,000           907,000
   Prepaid expense ...................................................          394,000           301,000
   Deferred income tax benefit .......................................          762,000         1,804,000
                                                                           ------------      ------------
      Total current assets ...........................................       36,279,000        35,891,000

Net assets of discontinued operations ................................               --        10,857,000

Property, plant and equipment, at cost ...............................       10,339,000         9,427,000
   Less allowance for depreciation ...................................        4,759,000         3,755,000
                                                                           ------------      ------------
                                                                              5,580,000         5,672,000

Other assets
   Sundry ............................................................        2,881,000         1,970,000
   Note receivable from Business Resources Corporation ...............        5,700,000                --
   Other receivables .................................................        4,455,000         5,000,000
                                                                           ------------      ------------
                                                                             13,036,000         6,970,000
                                                                           ------------      ------------
                                                                           $ 54,895,000      $ 59,390,000
                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable ..................................................     $  5,615,000      $  3,313,000
   Accrued wages and commissions .....................................          788,000         1,597,000
   Accrued taxes other than federal income taxes .....................        1,009,000         1,360,000
   Other accrued liabilities .........................................        4,375,000         6,236,000
                                                                           ------------      ------------
      Total current liabilities ......................................       11,787,000        12,506,000

Deferred income tax ..................................................        3,168,000         5,708,000
Other liabilities ....................................................        8,537,000         9,135,000

Commitments and contingencies

Shareholders' equity
   Common stock, $.01 par value, 50,000,000 shares authorized,
       23,309,277 shares issued in 1997; 21,309,277 issued in 1996 ...          233,000           213,000
   Capital surplus ...................................................       51,216,000        48,520,000
   Retained deficit ..................................................      (13,431,000)      (10,083,000)
                                                                           ------------      ------------
                                                                             38,018,000        38,650,000
   Less 1,552,965 treasury shares in 1997 and 1,428,828 treasury
      shares in 1996, at cost ........................................        6,615,000         6,609,000
                                                                           ------------      ------------
         Total shareholders' equity ..................................       31,403,000        32,041,000
                                                                           ------------      ------------
                                                                           $ 54,895,000      $ 59,390,000
                                                                           ============      ============



See accompanying notes.



  TYLER CORPORATION FORM 10-K      PAGE 35

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1997, 1996 and 1995

                                                  Common Stock                                              Treasury Stock
                                          -------------------------                     Retained      --------------------------
                                                                         Capital        Earnings
                                              Shares        Amount       Surplus        (Deficit)        Shares         Amount
                                          ------------    ---------     -----------    ------------  -----------     -----------
Balance at December 31, 1994 ..........     21,309,277    $ 213,000     $48,587,000    $68,220,000    (1,450,178)    $(6,722,000)
   Issuance of treasury shares upon
      exercise of stock  options ......            --            --         (57,000)           --         12,770          75,000
   Net sale of treasury shares to
      employee benefit plan ...........            --            --             --             --          3,625          11,000
   Federal income tax benefit related
      to exercise of stock options ....            --            --           8,000            --            --              --
   Net loss ...........................            --            --             --     (16,973,000)          --              --
                                          ------------    ---------     -----------    ------------  -----------     -----------
Balance at December 31, 1995 ..........     21,309,277      213,000      48,538,000      51,247,00    (1,433,783)     (6,636,000)
   Net sale of treasury shares to
      employee benefit plan ...........            --            --         (18,000)           --          4,955          27,000
   Net loss ...........................            --            --             --     (61,330,000)          --              --
                                          ------------    ---------     -----------    ------------  -----------     -----------
Balance at December 31, 1996 ..........     21,309,277      213,000      48,520,000    (10,083,000)   (1,428,828)     (6,609,000)
   Issuance of treasury shares upon
      exercise of stock  options ......            --            --        (309,000)           --        198,472         682,000
   Issuance of treasury shares for
      employee stock  grants ..........            --            --        (442,000)           --        150,000         942,000
   Sale of common stock  and warrant ..     2,000,000        20,000       3,480,000            --            --              --
   Redemption of rights ...............            --            --        (220,000)           --            --              --
   Purchase of treasury shares ........            --            --             --             --       (472,609)     (1,630,000)
   Federal income tax benefit related
      to exercise of stock options ....            --            --         187,000             --            --             --
   Net loss ...........................            --            --             --       (3,348,000)          --             --
                                          ------------    ---------     -----------    ------------  -----------     -----------
Balance at December 31, 1997 ..........     23,309,277    $ 233,000     $51,216,000    $(13,431,000)  (1,552,965)    $(6,615,000)
                                          ============    =========     ===========    ============  ===========     ===========


See accompanying notes.



  TYLER CORPORATION FORM 10-K      PAGE 36

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31

                                                                             1997              1996              1995
                                                                          ----------      ------------      ------------
Cash flows from operating activities
   Net loss .......................................................     $ (3,348,000)     $(61,330,000)     $(16,973,000)
   Adjustments to reconcile loss from operations to net cash
      provided (used) by operations:
      Depreciation and amortization ...............................        2,057,000         2,469,000         2,172,000
      Goodwill and other intangibles impairment charge ............               --        14,789,000                --
      Other noncash charges .......................................               --        11,150,000                --
      Provision for losses on accounts receivable .................               --            42,000                --
      Deferred income tax (benefit) ...............................       (1,498,000)       (4,189,000)          953,000
      (Increase) decrease in accounts receivable ..................          (64,000)          253,000          (158,000)
      (Increase) decrease in inventories ..........................       (5,578,000)          324,000           572,000
      (Increase) decrease in prepaid expenses .....................          (93,000)          124,000           195,000
      (Increase) decrease in income tax receivable ................          391,000         3,341,000        (1,091,000)
      Increase (decrease) in accounts payable .....................        2,170,000        (1,100,000)          533,000
      Increase (decrease) in accrued liabilities ..................       (4,290,000)       (3,322,000)        1,208,000
      Decrease in other liabilities ...............................          (53,000)         (161,000)         (300,000)
      Discontinued operations - noncash charges and working
         capital changes ..........................................        3,555,000        44,916,000        29,115,000
                                                                          ----------      ------------      ------------
         Net cash provided (used) by operating ....................       (6,751,000)        7,306,000        16,226,000
                                                                          ----------      ------------      ------------

Cash flows from investing activities
   Net proceeds from sale of pipe and fittings segment and products
      for fund raising programs segment, after expenses ...........        5,847,000         7,599,000        58,540,000
   Additions to property, plant and equipment .....................       (1,165,000)       (1,034,000)       (1,744,000)
   Cost of acquisitions, net of cash acquired .....................               --        (1,320,000)               --
   Proceeds from disposal of property, plant and equipment ........           36,000            69,000         1,538,000
   Investing activities of discontinued operations ................            8,000        (1,538,000)       (8,612,000)
   Note receivable from Business Resources Corporation ............       (5,700,000)               --                --
   Other ..........................................................       (1,332,000)        1,664,000        (1,639,000)
                                                                          ----------      ------------      ------------
         Net cash provided (used) by investing activities .........       (2,306,000)        5,440,000        48,083,000
                                                                          ----------      ------------      ------------

Cash flows from financing activities
   Long-term debt repayments ......................................               --                --       (62,700,000)
   Issuance of common stock .......................................        3,500,000                --            26,000
   Net sale of treasury shares to employee benefit plans ..........          645,000             9,000            11,000
   Purchase of treasury shares ....................................       (1,630,000)               --                --
                                                                          ----------      ------------      ------------
         Net cash provided (used) by financing activities .........        2,515,000             9,000       (62,663,000)
                                                                          ----------      ------------      ------------

Net increase (decrease) in cash and cash equivalents ..............       (6,542,000)       12,755,000         1,646,000
Cash and cash equivalents at beginning of year ....................       15,419,000         2,664,000         1,018,000
                                                                          ----------      ------------      ------------

Cash and cash equivalents at end of year ..........................      $ 8,877,000      $ 15,419,000      $  2,664,000
                                                                         ===========      ============      ============


See accompanying notes.





  TYLER CORPORATION FORM 10-K      PAGE 37

Notes To Consolidated Financial Statements

         Tyler Corporation provides products and services to customers through its operating subsidiary, Forest City Auto Parts Company ("Forest City"), which specializes in selling mechanical automotive aftermarket parts to do-it-yourself customers. Forest City is headquartered in Cleveland, Ohio and operates 71 retail store locations in Illinois, New York, Ohio, Pennsylvania and Wisconsin.

(1) Summary of Significant Accounting Policies

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Tyler Corporation (the "Company") and its subsidiaries, all of which are wholly-owned. The Company's continuing operations consist principally of the operations of Forest City.

         INVENTORIES. Inventories are valued at the lower of cost or market. Costs of inventories are determined by the first-in, first-out method.

         DEPRECIATION. Depreciation for financial statement purposes is provided principally by the straight-line method over the estimated useful lives of the various assets. Depreciation expense was $1,221,000, $1,368,000 and $1,060,000 for 1997, 1996 and 1995, respectively. For income tax purposes, accelerated depreciation is used with recognition of deferred income tax for the resulting temporary differences.

         REVENUE RECOGNITION. Substantially all revenue is recognized when products are delivered to customers.

         STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less which includes overnight repurchase agreements, to be cash equivalents. Excess cash during the year was invested at an average rate of approximately 5%. Interest paid in 1997 and 1996 was $5,000 and $65,000, respectively. Interest paid in 1995 was $6,935,000, which includes interest charged to the results of discontinued operations.

         USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



  TYLER CORPORATION FORM 10-K      PAGE 38

         ADOPTION OF ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements are effective for the Company for the year ending December 31, 1998. The Company does not anticipate that the adoption of these standards will have a material impact on the financial statements.

(2) Discontinued Operations

         Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary which provided products for fund-raising programs, Institutional Financing Services, Inc. ("IFS"), to I.F.S. Acquisition Corporation for approximately $8,400,000, resulting in a loss on disposal of approximately $2,500,000. This estimated loss on disposal includes estimates regarding the value of certain assets that are subject to change. Management does not expect these estimates to have a significant impact on the estimated loss on disposal. Proceeds consisted of approximately $5,800,000 in cash received at closing and approximately $2,600,000 received in January 1998.

         On December 1, 1995, the Company sold all the outstanding capital stock of Swan Transportation Company ("Swan") to Ransom Industries, Inc. (formerly known as Union Acquisition Corporation) (the "Buyer"). In the same transaction, Tyler Pipe Industries, Inc., (subsequently renamed TPI of Texas, Inc.) ("TPI"), a wholly-owned subsidiary of the Company, sold substantially all of its assets to the Buyer, and the Buyer assumed substantially all the liabilities of TPI. The results of these entities and the effects of subsequent changes in estimates of retained contingent liabilities are included as discontinued operations. The assets TPI sold and the liabilities the Buyer assumed included all those relating to TPI's business of manufacturing and marketing cast iron pipe and fittings, excluding cash and certain other assets and liabilities. Swan was a motor-carrier company that provided transportation services to TPI prior to the closing.

         Based on a July 1, 1995, balance sheet, the Buyer paid a net amount of $66,139,000 for the stock of Swan and assets of TPI of which $58,540,000 was received at closing on December 1, 1995, and the net remaining payment was received in January 1996. In addition, TPI distributed approximately $17,700,000 to the Company from July 1, 1995, through closing.





  TYLER CORPORATION FORM 10-K      PAGE 39

         Operating results of the discontinued pipe and fittings segment and the products for fund-raising programs segment for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                        1997               1996             1995
                                    ------------      ------------      ------------
Net sales .....................     $ 21,913,000      $ 43,299,000      $256,197,000

Income (loss) before income
   tax (benefit) ..............       (3,131,000)      (43,993,000)        2,613,000
Income tax (benefit) ..........       (1,080,000)       (1,970,000)        1,513,000
                                    ------------      ------------      ------------
Net income (loss) from
   discontinued operations ....     $ (2,051,000)     $(42,023,000)     $  1,100,000
                                    ============      ============      ============

         Interest has been charged to discontinued operations based on net assets of the pipe and fittings segment and the products for fund-raising
programs segment.   Interest expense allocated to discontinued operations in
1995 was $4,546,000. Income tax (benefit) has been charged (credited) to discontinued operations based on the income tax (benefit) resulting from inclusion of the discontinued segments in the Company's consolidated federal income tax return.

         The income tax (benefit) differs from the amount which would be provided by applying the statutory income tax rate to income (loss) before income tax (benefit) due primarily to differences resulting from excess book over tax amortization and differences in book and tax bases of inventory and fixed assets.

         Discontinued operations for the products for fund-raising programs segment in the fourth quarter of 1996 includes a goodwill impairment charge of $37,316,000 related to the 1994 acquisition of IFS by the Company. The continued decline in the financial results in the second half of 1996 and a related strategic and operational review resulted in an evaluation of goodwill and other intangibles for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace and increased competition. The Company calculated the present value of expected cash flows to estimate the fair value of IFS. In addition, IFS also recorded $198,000 of restructuring and other charges in the fourth quarter of 1996, in connection with a restructuring plan to discontinue a small product line. Also in the fourth quarter of 1996, IFS recorded charges of $2,449,000 which included a provision for uncollectable accounts receivable and the write-down of excess inventory remaining after fourth-quarter sales declines.

         Included in the discontinued operations' income before income tax in 1995 are losses relating to IFS's foreign operations of $782,000.





  TYLER CORPORATION FORM 10-K      PAGE 40

         Income tax of $4,157,000 on the loss on disposal of the discontinued pipe and fittings segment differs from the amount which would be provided by applying the statutory income tax rate to the pretax loss primarily as a result of excess book over tax amortization and differences in book and tax bases of inventory, fixed assets and goodwill.

         No current tax benefit was provided on the loss on disposal of the products for fund-raising programs due to the character of the loss.

         The Company recorded a pretax charge from other discontinued operations of $2,000,000 in 1996 for the investigation of certain claims and contingent claims (see Note 13).

(3) Acquisitions

         Pursuant to the 1994 IFS acquisition agreement, the Company made a $1,208,000 payment in the third quarter of 1996 to former shareholders and executives of IFS. The amount was accrued at December 31, 1995.

         In connection with the 1991 acquisition of Forest City, the Company was obligated to make payments up to a specified amount on or before March 31, 1996, if certain profit objectives were met, some of which would be paid as bonuses to certain executives of Forest City. As a result, the Company made a final payment of $1,320,000 in the first quarter of 1996 to former shareholders and certain other executives of Forest City. The amount paid was accrued at December 31, 1995. In addition, the Company paid $660,000 in 1994 for 1993 performance, $660,000 in 1993 for 1992 performance and $660,000 in 1992 for 1991 performance for a total of $3,300,000 since the acquisition. Each payment included both additional purchase price and bonus components and was recorded accordingly in the year earned. Of the total amount paid, $2,160,000 was paid to former shareholders and considered additional purchase price with additional goodwill recorded. The remaining $1,140,000 was considered special incentive bonuses to certain executives of Forest City as designated by the former shareholders and provided for in the sales agreement. These bonus amounts were expensed as earned and included in selling, general and administrative expenses.





  TYLER CORPORATION FORM 10-K      PAGE 41

(4) Related Party Transaction

         Effective October 8, 1997, the Company entered into an agreement to acquire Business Resources Corporation ("Resources") and received shareholder approval for the transaction on February 19, 1998 (see Note 16). In connection with this transaction, the Company loaned Resources $5,700,000 on December 29, 1997, for working capital purposes. The unsecured loan bears interest at 8.5% and matures on September 30, 1999.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

                                       Estimated
                                      Useful Lives
                                       (in years)       1997            1996
                                      ------------   ---------        ---------
Land ..............................                 $   457,000     $   457,000
Buildings and leasehold
   improvements ...................     7 to 30       4,169,000       3,825,000
Machinery and transportation
   equipment ......................     4 to 10       5,713,000       5,145,000
                                                    -----------     -----------
                                                    $10,339,000     $ 9,427,000
                                                    ===========     ===========

(6) Bank Debt

         The Company had outstanding letters of credit aggregating $2,000,000 at December 31, 1997, relating to guarantees of performance to a third party for potential environmental remediation. The outstanding letters of credit were secured by cash collateral and were released and canceled in February 1998.

         In February 1998, the Company entered into a three year bank credit agreement for revolving lines of credit totaling $50,000,000 (see Note 16).





  TYLER CORPORATION FORM 10-K      PAGE 42

(7) Income Tax

         The provision (benefit) for income tax consists of the following at December 31:

                                                           1997              1996             1995
                                                       -----------      -----------      -----------
Current:
   Federal .......................................     $ 1,860,000      $   570,000      $(1,040,000)
   State .........................................        (165,000)              --               --
                                                       -----------      -----------      -----------
                                                         1,695,000          570,000       (1,040,000

Deferred .........................................      (1,498,000)      (3,607,000)         543,000
                                                       -----------      -----------      -----------
                                                       $   197,000      $(3,037,000)     $  (497,000)
                                                       ===========      ===========      ===========

         The income tax provision (benefit) differs from amounts computed by applying the statutory tax rate to income (loss) from continuing operations as follows:

                                                                         Years ended December 31,
                                                              ---------------------------------------------
                                                                  1997             1996             1995
                                                              -----------      -----------      -----------
Income tax (benefit) at statutory rate ..................     $   479,000      $(7,820,000)     $  (678,000)
State income tax, net of federal
   income tax benefit ...................................        (107,000)              --               --
Life insurance ..........................................              --          534,000           (5,000)
Excess book amortization ................................          13,000          134,000          139,000
Goodwill and other intangibles
   impairment charge ....................................              --        4,075,000               --
Utilization of capital loss .............................        (188,000)              --               --
Other, net ..............................................              --           40,000           47,000
                                                              -----------      -----------      -----------
                                                              $   197,000      $(3,037,000)     $  (497,000)
                                                              ===========      ===========      ===========





  TYLER CORPORATION FORM 10-K      PAGE 43

         Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                               1997              1996
                                                          ------------      ------------
Deferred income tax assets:
   Inventories ......................................     $   (400,000)     $    316,000
   Insurance reserves ...............................           98,000            98,000
   Operating expenses not currently deductible ......        2,082,000         2,771,000
   Employee benefit plans ...........................          148,000           139,000
   Net operating loss ...............................        1,763,000                --
   Capital loss .....................................       11,723,000                --
   Other ............................................          169,000           147,000
                                                          ------------      ------------
      Total deferred income tax assets ..............     $ 15,583,000      $  3,471,000
                                                          ------------      ------------



Deferred income tax liabilities:
   Tax-benefit transfer lease .......................       (4,512,000)       (5,370,000)
   Property, plant and equipment ....................       (1,594,000)       (1,748,000)
   Other ............................................         (160,000)         (257,000)
                                                          ------------      ------------
      Total deferred income tax liabilities .........     $ (6,266,000)     $ (7,375,000)
                                                          ------------      ------------
   Net deferred income tax assets (liabilities)
      before valuation allowance ....................        9,317,000        (3,904,000)
   Less valuation allowance .........................       11,723,000                --
                                                          ------------      ------------
Net deferred income tax liabilities .................     $ (2,406,000)     $ (3,904,000)
                                                          ============      ============

         The Company received refunds of prior years' income taxes of $95,000 in 1997 and $4,693,000 in 1996. The Company paid income taxes, net of refunds received, of $803,000 in 1995.





  TYLER CORPORATION FORM 10-K      PAGE 44

(8) Leases

         The Company leases certain offices, retail stores, transportation, computer and other equipment used in its operations under noncancellable operating lease agreements expiring at various dates through 2010. Most leases contain renewal options and some contain purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

         Rent expense was approximately $2,213,000 in 1997, $2,405,000 in 1996 and $2,349,000 in 1995. Minimum rental payments under the leases described above are as follows:

Year ended December 31:
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     2,954,000
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,454,000
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,032,000
2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,725,000
2002  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,239,000
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,949,000
                                                                                        ---------------
                                                                                        $    14,353,000
                                                                                        ===============

(9) Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Years ended December 31,
                                                            -----------------------------------------------
                                                                1997             1996              1995
                                                            ------------     ------------      ------------
Numerator for basic and diluted earnings per share:
   Income (loss) from continuing operations ...........     $  1,171,000     $(19,307,000)     $ (1,442,000)
                                                            ============     ============      ============

Denominator:
   Denominator for basic earnings per share -
   weighted average shares ............................       20,498,000       19,876,000        19,869,000

Effect of dilutive securities:
   Employee stock options .............................          222,000               --                --
   Warrant ............................................          268,000               --                --
                                                            ------------     ------------      ------------
Dilutive potential common shares ......................          490,000               --                --

   Denominator for diluted earnings per share-
      adjusted weighted-average shares and
      assumed conversion ..............................       20,988,000       19,876,000        19,869,000
                                                            ============     ============      ============
   Basic and diluted earnings (loss) per share from
      continuing operations ...........................     $        .06     $       (.97)     $       (.07)
                                                            ============     ============      ============






  TYLER CORPORATION FORM 10-K      PAGE 45

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997 and restated prior years as necessary.

         The Company incurred losses from continuing operations in 1996 and 1995. As a result, the denominator was not adjusted for dilutive securities in 1996 and 1995 as the effect would be antidilutive.

         Options to purchase 50,000 shares of common stock at $5.25 per share were outstanding from December 1997, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         On February 19, 1998, the Company issued approximately 12,200,000 shares of common stock in connection with acquisitions (see Note 16).

 (10) Employee Benefit Plans

         Forest City maintains a profit-sharing plan for the benefit of its eligible employees. The amount of Forest City's contribution to the profit-sharing plan is determined by its board of directors but may not exceed 15% of the aggregate compensation paid by Forest City to eligible employees for any plan year. Forest City's annual contribution to the profit-sharing plan was $90,000 in 1997, 1996 and 1995.

         Prior to TPI's sale of assets to the Buyer on December 1, 1995, the Company maintained a defined benefit pension plan (the "Plan") which provided income and death benefits for certain employees of the Company and employees of TPI. The benefits were generally based on final average salary and years of service. The Company's policy was to fund net pension cost accrued. However, the Company would not contribute an amount less than the minimum funding requirements of the Employee Retirement Income Security Act of 1974 or more than the maximum tax-deductible amount.

         In connection with TPI's sale of assets to the Buyer and pursuant to the terms of the acquisition agreement among the Company, TPI and the Buyer (the "Acquisition Agreement"), the Company froze benefit accruals for all TPI employees on December 1, 1995, and transferred the benefit obligation relating to the TPI employees and the related assets to a new plan established by the Buyer (the "Buyer Plan") in April 1996. The assets transferred to the Buyer Plan consisted principally of publicly traded stocks and bonds, U.S. government securities and 251,200 shares of the Company's common stock. The assets remaining in the Company's Plan were invested in short-term fixed income securities. As a result, the Company recognized an accrued curtailment gain in 1995 of approximately $2,700,000. The curtailment gain reduced the loss on disposal of discontinued operations in 1995.





  TYLER CORPORATION FORM 10-K      PAGE 46

         Subsequent to the asset and obligation transfer to the Buyer Plan, the Company terminated the Plan on June 30, 1996, and determined that the remaining Plan assets exceeded the obligation relating to the remaining participants. As a result, the Plan was amended to provide a "pro rata benefit increase" as described in section 4980(d)(3) of the Internal Revenue Code of 1986. This amendment allows the excise tax associated with the excess asset reversion to be 20% rather than 50%. The Company received a favorable determination letter from the IRS in November 1996 relating to the termination of the Plan including the terms of the pro rata benefit increase. As a result of the amendment and termination of the Plan, the Company received cash and recorded income from reversion of excess assets from a defined benefit pension plan of approximately $2,300,000 and accrued an excise tax liability of approximately $465,000 in December 1996. In addition, the Company also recorded a settlement loss of approximately $3,700,000 and reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88 - "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits." These two events, the income reversion and the settlement of the pension plan, resulted in a net charge of $1,865,000. Final distributions were paid to all remaining participants in the form of lump-sum settlements. No assets or liabilities of the Plan remained at December 31, 1996. In addition, no pension cost was recorded in 1996.

         Prior to TPI's sale of assets to the Buyer on December 1, 1995, the Company maintained several other benefit plans for certain key employees of the Company and TPI. These plans were also terminated in 1996. Approximately 55% of these benefits were funded by insurance policies which were redeemed in 1996. The Company made final settlement payments of approximately $2,400,000 in 1996 and an additional $1,300,000 remained accrued at December 31, 1996, which was paid in January 1997.

         Prior to TPI's sale of assets to the Buyer on December 1, 1995, the Company maintained a savings and investment plan primarily for the employees of TPI and certain other employees of the Company. As a result of the sale, the Company ceased substantially all contributions as of December 1, 1995. The Company transferred all TPI employee account balances to a new plan established by the Buyer in the first quarter of 1996 and received governmental approval in November 1996 to terminate the remaining savings and investment plan. All account balances were distributed by year end. Substantially all expenses in 1995 relating to the savings and investment plan are included in discontinued operations.





  TYLER CORPORATION FORM 10-K      PAGE 47

(11) Restructuring and Other Fourth-Quarter Charges

         In the fourth quarter of 1996, the Company recorded $1,731,000 of restructuring and other charges in connection with a restructuring plan to reduce costs and increase future operating efficiency by reducing the work force, closing and relocating Forest City stores and reducing corporate office space requirements. Also in the fourth quarter of 1996, the Company recorded charges of $3,654,000 which included obligations relating to the termination of former employees, vendor restocking charges for on-hand inventory items at Forest City and the noncash write-off of certain fixed assets and software which Forest City decided in the fourth quarter that it would no longer utilize in its business. In addition, the Company terminated its defined benefit pension plan in December 1996 resulting in a net charge of approximately $1,865,000 (see Note 10).

         The total restructuring and other charges recorded in the fourth quarter of 1996 were $7,250,000 of which $612,000 is included in cost of sales and $6,638,000 is included in selling, general and administrative expenses.

         See Note 2 for additional information regarding restructuring and other fourth-quarter charges.

(12) Goodwill and Other Intangibles Impairment Charge

         Prior to December 1996, goodwill was amortized over 40 years. In December 1996, the Company recognized a goodwill and other intangibles impairment charge of $14,789,000 related to the 1991 acquisition of Forest City. The continued decline in the financial results of Forest City in the second half of 1996 and a related strategic and operational review resulted in an evaluation of goodwill and other intangibles for possible impairment. The underlying factors contributing to the decline in financial results included changes in the marketplace and increased competition. The Company calculated the present value of expected cash flows to estimate the fair value of the operating company.

         See Note 2 for additional information regarding goodwill and other intangibles impairment charge.

(13) Commitments and Contingencies

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of TPI, Jersey-Tyler Foundry Company ("Jersey-Tyler"), once





  TYLER CORPORATION FORM 10-K      PAGE 48
operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969, when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. Based on a remedial investigation conducted by TPI, the NJDEPE has demanded TPI remediate the foundry site and the contamination in the adjacent stream and nearby lake. TPI has offered to conduct a feasibility study to assess remediation options, including costs, but has not agreed to commit to further action. TPI never held title to the site and denies liability.

         Based upon preliminary engineering estimates, management currently estimates the cost associated with the investigation or remediation of the New Jersey site to be approximately $6,500,000. This amount is accrued and is included in other liabilities in the accompanying consolidated balance sheet. The New Jersey site has been under active investigation by the NJDEPE since 1992 and such investigation is expected to continue for several more years.
The proposed feasibility study has not yet begun or been authorized by the NJDEPE. Loss estimates are based on the application of reasonable remediation options. The Company believes that the NJDEPE will select the most cost effective, environmentally sound remediation alternative. Factors such as additional engineering and analytical services required and/or the amount of soil which must be excavated and disposed of, if any, or other cost relating to the disposal of soil could impact the loss estimate.

         In connection with TPI's sale of substantially all its assets to the Buyer, on December 1, 1995, pursuant to the Acquisition Agreement, the Buyer agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, the Buyer agreed to reimburse TPI for the first $3,000,000 incurred in connection with the investigation or remediation of the New Jersey site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that the Buyer agreed to reimburse TPI in connection with this matter is $6,500,000. As of December 31, 1996, management estimated total cost to investigate or remediate the New Jersey site to be $7,000,000. In accordance with the above-mentioned provisions of the Acquisition Agreement, the Company recorded a $5,000,000 receivable due from the Buyer for its portion of the estimated costs as of December 31, 1996. This amount is presented as other receivables in the accompanying consolidated balance sheets. As of December 31, 1997, approximately $500,000 of expenses in connection with the investigation of the New Jersey site, have been paid by TPI and as provided for in the Acquisition Agreement, the Buyer has reimbursed this amount to TPI. Accordingly, management currently estimates the total cost remaining in connection with the investigation or remediation of the New Jersey site to be approximately $6,500,000 and the related receivable from the Buyer to be approximately $4,500,000.





  TYLER CORPORATION FORM 10-K      PAGE 49

The Buyer, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance, although the insurance carriers have initially denied coverage. TPI expects to proceed against such insurance carriers seeking coverage of remediation costs. Recoveries from predecessor companies and insurance companies are shared by TPI and the Buyer.

         Pursuant to the Acquisition Agreement, the Buyer agreed to manage and direct the prosecution or defense of certain other matters on behalf of TPI and to reimburse related costs and expenses. The Buyer agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter and one-half of such expenses in excess of $750,000. The maximum amount that the Buyer agreed to reimburse TPI in connection with all of these matters, excluding Jersey-Tyler, is $8,000,000. Although it is impossible to predict the outcome of legal or regulatory proceedings, the Company believes that substantially all of the costs, expenses and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by the Buyer pursuant to the Acquisition Agreement or have been adequately provided for in the financial statements.

         The Buyer did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation for which it will not be reimbursed by the Buyer. Beginning in February 1997, over fifty former employees of TPI have filed a series of separate personal injury lawsuits which allege that they were exposed to silica, asbestos and/or other industrial dusts during their employment at TPI. Named as defendants with TPI and Swan, another wholly-owned subsidiary of the Company, are major suppliers of asbestos, sand and industrial respirator devices. These co-defendants have been sued under product liability theories of recovery. The plaintiffs seek to recover money damages for the personal injuries they allegedly suffered as a result of their occupational exposure to silica, asbestos and other industrial dusts. No discovery has taken place, and it is not possible to predict the outcome at this time. In light of the current litigation, and based on a preliminary assessment of claims and contingent claims that may result in future litigation involving TPI, a pretax charge from discontinued operations of $2,000,000 was recorded in 1996 for such matters. This amount is included in other liabilities in the accompanying balance sheets at December 31, 1997 and 1996. Since TPI retained the responsibilities for these liabilities and in connection with these matters, the Company repurchased all the outstanding capital stock of Swan from the Buyer for its net book value of





  TYLER CORPORATION FORM 10-K      PAGE 50
approximately $400,000 in may 1997. Prior to the repurchase, Swan had disposed of all its trucking assets. While the Company plans to defend this litigation vigorously, the ultimate outcome is uncertain.

         On September 25, 1997, a former employee of a Forest City store brought suit against Forest City and the Company in the Supreme Court of Erie County, New York. The plaintiff alleges that employees of Forest City falsely accused her of falsifying overtime entries, terminated her employment on that basis, filed a criminal report based upon the false overtime entries and forced her to sign a restitution agreement. Based upon these allegations, the plaintiff is suing for slander, intentional abuse of the criminal law enforcement process and intentional and negligent infliction of emotional distress. The plaintiff is seeking compensatory damages of at least $1,500,000 and punitive damages of at least $3,000,000. The Company believes the claims are without merit and intends to defend this action vigorously.

         Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.





  TYLER CORPORATION FORM 10-K      PAGE 51

(14) Shareholders' Equity

         The Company has authorized 1,000,000 shares of $10 par value voting preferred stock. The board of directors has designated 250,000 shares as Series A Junior Participating Preferred Stock which were reserved for issuance upon exercise of the Company's stock purchase rights. In December 1997, the board of directors authorized the redemption of the preferred stock purchase rights in connection with proposed acquisitions (see Note 16). The rights were redeemed in January 1998 at $.01 per share. Prior to this redemption, each share of the Company's common stock included a stock purchase right. These rights, which did not have voting rights, could be exercised only after public announcement that a person or group had acquired 20% or more of the Company's common stock or public announcement of an offer for 30% or more of the Company's common stock. The Company had the right to redeem the rights at a price of $.01 per right at any time prior to 15 days (or such longer period as the board of directors may have determined) after the acquisition of 20% of the Company's common stock. Upon exercise each right could have been used to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $21. Each share of Series A Junior Participating Preferred Stock would have had a minimum preferential quarterly dividend of 100 times the dividend declared on common stock, minimum liquidation preference of $100 per share and other preferential common stock conversion features in connection with mergers or other business combinations.

         As of December 31, 1997, the Company had a warrant outstanding to purchase 2,000,000 shares of the Company's common stock at $2.50 per share. The warrant expires in September 2007.





  TYLER CORPORATION FORM 10-K      PAGE 52

(15) Stock Option Plan

         The Tyler Corporation Stock Option Plan provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees of the Company and its subsidiaries for up to 1,800,000 shares of the Company's common stock at prices which represent fair market value at dates of grant. All options granted have ten year terms and generally vest over, and become fully exercisable, at the end of, four to five years of continued employment.

         The following table summarizes the transactions of the Company's stock option plan for the three-year period ended December 31, 1997:

                                                                      Number of     Weighted-Average
                                                                       Shares       Exercise Prices
                                                                      ----------   ------------------
Options outstanding at January 1, 1995 ..........................        232,168      $     2.95
     Granted ....................................................         10,000            2.75
     Canceled ...................................................       (109,524)           4.05
     Exercised ..................................................        (12,770)           1.37
                                                                      ----------
Options outstanding at December 31, 1995 ........................        119,874            2.10

     Granted ....................................................        225,000            1.85
     Canceled ...................................................        (14,605)           3.23
                                                                      ----------
Options outstanding at December 31, 1996 ........................        330,269            1.88

      Granted ...................................................      1,516,666            2.36
      Canceled ..................................................       (952,530)           1.80
      Exercised .................................................       (198,472)           1.87
                                                                      ----------
Options outstanding at December 31, 1997 ........................        695,933      $     3.04
                                                                      ==========

Reserved for future options at December 31, 1997 ................        705,382
                                                                      ==========

Exercisable options
     December 31, 1995 ..........................................        103,549      $     1.81
     December 31, 1996 ..........................................        150,702      $     1.98
     December 31, 1997 ..........................................        144,777      $     2.71





  TYLER CORPORATION FORM 10-K      PAGE 53

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                     WEIGHTED
                      AVERAGE                         WEIGHTED                    WEIGHTED
                     REMAINING       NUMBER OF     AVERAGE PRICE  NUMBER OF   AVERAGE PRICE OF
RANGE OF EXERCISE   CONTRACTUAL      OUTSTANDING   OF OUTSTANDING EXERCISABLE    EXERCISABLE
     PRICES            LIFE           OPTIONS        OPTIONS       OPTIONS        OPTIONS
-----------------   -----------     ------------   -------------  ----------- -----------------
$1.50 - $2.125        5 years         288,333       $   1.83       94,116        $   2.13
$2.75 - $3.6875      10 years         352,000       $   3.68       45,061        $   3.66
$4.875 - $5.25      9.5 years          55,600       $   5.21        5,600        $   4.88

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), became effective for the Company in 1996. As allowed by FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

         As required by FAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of FAS 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 1997, 1996 and 1995 respectively: risk-free interest rates of 6.49%, 6.32% and 7.62%; dividend yield of 0%; expected common stock market price volatility factor of .39, .37 and .32; and a weighted-average expected life of the options of seven years. The weighted-average fair value of options granted in 1997, 1996 and 1995 was $1.24, $.94 and $1.40 per share, respectively.

         Had compensation expense been recorded based on the fair values of the stock option grants, the Company's 1997 pro forma income from continuing operations would have been $751,000, or $.04 per share. The pro forma effect of these options on net earnings and earnings per share in 1996 and 1995 was not material. These proforma calculations only include the effects of 1995, 1996 and 1997 grants. Accordingly, the impacts are not necessarily indicative of the effects on reported net income of future years.





  TYLER CORPORATION FORM 10-K      PAGE 54

(16) Subsequent Events

         In February 1998, the Company entered into a three year bank credit agreement in an amount not to exceed $50,000,000, including a $5,000,000 sublimit for the issuance of standby and commercial letters of credit (the "Senior Credit Facility"). The proceeds of the Senior Credit Facility are intended to be used to fund acquisitions and meet short-term working capital needs and capital expenditures which may arise from time to time. Borrowings under the Senior Credit Facility bear interest at either the bank's prime rate plus a margin of zero to .25% or the London Interbank Offered Rate plus a margin of 1% to 2% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Senior Credit Facility is secured by a pledge of the common stock of all present and future operating subsidiaries and will be guaranteed by all such subsidiaries. Under the terms of the Senior Credit Facility the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

         On February 19, 1998, the Company's shareholders authorized an increase in the number of authorized shares of the Company's common stock from 50,000,000 to 100,000,000 shares.

         On February 19, 1998, the Company acquired Resources, The Software Group, Inc. ("TSG") and Interactive Computer Designs, Inc. ("INCODE") for approximately 12,200,000 shares of Tyler common stock and approximately $41,300,000 of cash and debt assumption. The Company financed the acquisitions utilizing funds available under the Senior Credit Facility. Resources and TSG are based in Dallas, Texas, and INCODE is located in Lubbock, Texas. All three companies provide information management solutions to county and local governments, principally located in the Southwestern United States.





  TYLER CORPORATION FORM 10-K      PAGE 55

                               INDEX TO EXHIBITS

  Exhibit No.        Description
  -----------        ----------------------------------------------------------
     3.3             Amended and Restated By-Laws of Tyler Corporation, dated
                     November 4, 1997.

     4.3 Credit agreement among Tyler Corporation and NationsBank of Texas, N.A., dated February 13, 1998.

    10.15            Employment agreement between the Company and C.A. Rundell,
                     Jr., dated October 8, 1997.

    10.16            Employment agreement between the Company and Brian K.
                     Miller, dated December 1, 1997.

    10.17            Employment agreement between the Company and Harold W.
                     Parkinson, dated January 6, 1997.

    21               Subsidiaries of Tyler

    23               Consent of Ernst & Young LLP

    27               Financial Data Schedule