Form 10-Q
period 1998-03-31
TYLER CORP /NEW/
filed 1998-05-15
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Number of shares of common stock of registrant outstanding at
May 12, 1998:  34,116,792

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                TYLER CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    March 31,         December 31,
                                                      1998               1997
                                                  ------------        -----------
                                                  (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                       $  3,453,000       $  8,877,000
  Accounts receivable (less allowance
    for losses of:  3/31/98 - $434,000;
    12/31/97 - $42,000)                              6,162,000            201,000
  Note receivable from I.F.S. Acquisition Corp.              -          2,628,000
  Merchandise inventories                           24,110,000         22,901,000
  Income tax receivable                                947,000            516,000
  Other current assets                               1,333,000            394,000
  Deferred income taxes                                762,000            762,000
                                                  ------------        -----------
    Total current assets                            36,767,000         36,279,000

Property, plant and equipment, net                  16,861,000          5,580,000


Other assets
  Goodwill                                          62,383,000                  -
  Other intangibles                                 22,474,000                  -
  Sundry                                             2,108,000          2,881,000
  Note receivable from Business Resources Corp.              -          5,700,000
  Other receivables                                  4,568,000          4,455,000
                                                  ------------       ------------
                                                    91,533,000         13,036,000
                                                  ------------       ------------
                                                  $145,161,000       $ 54,895,000
                                                  ============       ============

See accompanying notes.

                                TYLER CORPORATION


                                                   March 31,        December 31,
                                                     1998                1997
                                                 ------------       ------------
                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                               $  5,550,000       $  5,615,000
  Accrued liabilities                               6,760,000          6,172,000
  Current portion of long-term debt                 2,184,000                  -
  Deferred revenue                                  3,244,000                  -
                                                 ------------       ------------
    Total current liabilities                      17,738,000         11,787,000

Deferred income taxes                               9,557,000          3,168,000
Other liabilities                                   8,162,000          8,537,000
Long-term debt                                     28,574,000                  -

Commitments and contingencies

Shareholders' equity
  Common stock ($.01 par value, 100,000,000 and
    50,000,000 shares authorized at 3/31/98 and
    12/31/97, respectively; 35,534,274
    and 23,309,277 shares issued at 3/31/98 and
    12/31/97, respectively)                           355,000            233,000
  Capital surplus                                 100,200,000         51,216,000
  Retained deficit                                (13,276,000)       (13,431,000)
                                                 ------------       ------------
                                                   87,279,000         38,018,000
  Less treasury shares, at cost:
    (3/31/98 - 1,417,982; 12/31/97 - 1,552,965)     6,149,000          6,615,000
                                                 ------------       ------------
    Total shareholders' equity                     81,130,000         31,403,000
                                                 ------------       ------------

                                                 $145,161,000       $ 54,895,000
                                                 ============       ============

See accompanying notes.

                                TYLER CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                               Three Months Ended March 31,
                                              -----------------------------
                                                  1998            1997
                                              -------------   -------------
Revenues
  Auto parts                                  $  18,566,000   $  17,413,000
  Information management                          4,808,000               -
                                              -------------   -------------
    Total revenues                               23,374,000      17,413,000

Cost of revenues
  Auto parts                                     10,861,000       9,751,000
  Information management                          2,508,000               -
                                              -------------   -------------
    Total cost of revenues                       13,369,000       9,751,000
                                              -------------   -------------

    Gross profit                                 10,005,000       7,662,000

Selling, general and administrative               9,569,000       7,366,000
                                              -------------   -------------

    Operating income                                436,000         296,000

Interest expense (income), net                      169,000        (158,000)
                                              -------------   -------------

Income from continuing operations
 before income taxes                                267,000         454,000
Income tax expense                                  112,000         164,000
                                              -------------   -------------

Income from continuing operations                   155,000         290,000

Loss from discontinued operations,
   after income taxes                                     -        (151,000)
                                              -------------   -------------

Net income                                    $     155,000   $     139,000
                                              =============   =============

Basic and diluted earnings per common share:
  Continuing operations                       $         .01   $         .01
  Discontinued operations                                 -               -
                                              -------------   -------------
  Net earnings per common share               $         .01   $         .01
                                              =============   =============

Weighted average shares                          27,327,000      19,882,000




See accompanying notes.

                                TYLER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1998             1997
                                                     ------------   -------------
Cash flows from operating activities
  Net income                                         $    155,000   $     139,000
  Adjustments to reconcile net income
    to net cash (used) provided by operations
      Depreciation and amortization                     1,088,000         470,000
      Deferred income tax benefit                        (209,000)       (214,000)
      (Increase) decrease in accounts receivable         (904,000)         51,000
      Increase in inventories                          (1,124,000)       (549,000)
      Decrease in income tax receivable                   494,000               -
      Increase in other current assets                    (41,000)         (4,000)
      Decrease in other receivables                       603,000               -
      (Decrease) increase in accounts payable          (1,564,000)      1,320,000
      Decrease in accrued liabilities                  (1,698,000)     (2,242,000)
      Increase in deferred revenue                      1,558,000               -
      Decrease in other liabilities                      (571,000)        (12,000)
      Discontinued operations-noncash
        charges and working capital changes                     -       4,977,000
                                                     ------------   -------------
      Net cash (used) provided by operations           (2,213,000)      3,936,000
                                                     ------------   -------------

Cash flows from investing activities
  Additions to property, plant and
    equipment                                            (756,000)       (313,000)
  Cost of acquisitions, net of cash acquired          (27,483,000)              -
  Proceeds from disposal of property,
    plant and equipment                                    22,000           2,000
  Other                                                   (55,000)       (114,000)
  Net proceeds from sale of products
    for fund-raising programs segment                   2,628,000               -
                                                     ------------   -------------
Net cash used by investing activities                 (25,644,000)       (425,000)
                                                     ------------   -------------

Cash flows from financing activities
  Long-term borrowings                                 22,426,000               -
  Sale of treasury shares to employee
    benefit plan                                          202,000               -
  Payments on capital lease obligations                  (195,000)              -
  Issuance of common stock                                      -           2,000
                                                     ------------   -------------
      Net cash provided by
        financing activities                           22,433,000           2,000
                                                     ------------   -------------

Net (decrease) increase in cash
  and cash equivalents                                 (5,424,000)      3,513,000

Cash and cash equivalents at beginning
  of period                                             8,877,000      15,419,000
                                                     ------------   -------------

Cash and cash equivalents at end of period           $  3,453,000   $  18,932,000
                                                     ============   =============

Supplemental disclosures
  Interest paid                                      $     97,000   $       4,000
  Income tax paid                                    $          -   $       4,000


                                Tyler Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)        Basis of Presentation

           The unaudited information for Tyler Corporation ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at March 31, 1998, and the condensed consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(2)    Acquisitions

           On February 19, 1998, the Company completed the purchases of Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG") and Interactive Computer Designs, Inc. ("INCODE"). These acquisitions represent the implementation of Tyler's previously announced strategy to build an integrated information management services, systems and outsourcing company servicing local governments. Resources, TSG and INCODE provide information management solutions to approximately 200 county governments and 225 cities, principally located in the Southwestern United States.

           The purchase price for each acquired company consisted of the following: (i) Resources - 10.0 million shares of Tyler common stock and approximately $27.4 million of cash and assumed debt (ii) TSG -
           2.0 million shares of Tyler common stock and approximately $12.0 million of cash and (iii) INCODE - 225,000 shares of Tyler common stock and approximately $1.3 million of cash.

           The Company financed the acquisitions utilizing funds available under its bank credit agreement. In February 1998, the Company entered into a three year bank credit agreement in an amount not to exceed $50.0 million, including a $5.0 million sublimit for the issuance of standby and commercial letters of credit.

           These acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company's condensed consolidated financial statements since the date of acquisition. The purchase price has been preliminarily allocated to the assets (including identifiable intangible assets such as title plant, workforce, customer lists and software) and liabilities of each company based on their estimated respective fair values. The purchase price exceeded fair value of each company's respective net assets by approximately $45.9 million, $14.1 million and $2.6 million for Resources, TSG and INCODE, respectively, which excess has been assigned to goodwill. Goodwill will be amortized over 40 years for Resources and 20 years for TSG and INCODE. The purchase price for Resources does not include certain potential additional consideration as the contingencies regarding such additional consideration are not presently determinable beyond reasonable doubt.

           The following unaudited pro forma information presents the consolidated results of operations of the Company, Resources and TSG as if the acquisitions occurred on January 1, 1997. The pro forma information is not necessarily indicative of the results of operations which would have actually occurred during such periods.


                                             (Dollars in thousands, except per share data)
                                            ----------------------------------------------
                                                                Net          Earnings per
                                            Net sales       income (loss)    diluted share
                                            ---------       -------------    -------------
           Three months ended
             March 31, 1997                  $26,034           $959            $.03


           Three months ended
             March 31, 1998                  $27,188           $(45)           $.00


(3)        Commitments and Contingencies

           As discussed in Note 13 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company, through its subsidiaries, is involved in various environmental claims and claims for work-related injuries and physical conditions arising from a formerly-owned subsidiary.

           At December 31, 1997, approximately fifty former employees of a subsidiary of the Company engaged in pipe, fittings and other activities had filed several suits against TPI of Texas, Inc., and/or Swan Transportation Company and/or Tyler Sand Company, all subsidiaries or former subsidiaries of the Company, seeking to recover damages for alleged exposure to asbestos and/or silica. As of March 31, 1998, more than twenty-five additional former employees have filed suits of a similar nature. It is not possible to predict the outcome at this time.

           Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

 (4)       Revenue Recognition

           Information Management: The Company sells off-the-shelf software packages, and in a variety of instances, computer equipment and related peripherals, installation and training. The Company recognizes revenue, including those arrangements which entail a customer-specific installation solution, when all of the elements have been delivered, training completed, all significant contractual obligations satisfied and collection of the related receivable for the entire arrangement is probable. The Company also provides maintenance, which is deferred based on vendor specific evidence of fair value, and recognized ratably over the service period. Incremental training is billable on a time and material basis and is recognized as revenue when the related services are performed.

           To the extent computer hardware and related peripherals are drop shipped to a customer before the end of an accounting period, the Company records contracts in progress for the corresponding cost of such equipment.

           The Company also provides computerized indexing and imaging of real property records, records management and micrographic reproduction, as well as information management and outsourcing and professional services required by county and local government units and agencies and provides title plant update services to title companies. The Company recognizes service revenue when services are performed and equipment sales when the products are shipped.

           The Company also receives royalty revenue relating to the current activities of two former subsidiaries of Resources. Royalty revenue is recognized as earned upon receipt of royalty payments.

           Auto Parts: Substantially all revenue is recognized when products are delivered to customers.

 (5)       Discontinued Operations

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

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

           General

           Tyler provides products and services through four operating subsidiaries. Resources, TSG and INCODE, which were acquired February 19, 1998, provide information management solutions to approximately 200 county governments and 225 cities, principally in the Southwestern United States.

           The Company believes that the information management industry today is fragmented and that the county government and related markets are primarily served by small, private companies. Given these industry characteristics and the ability to identify suitable acquisition candidates and complete acquisitions, the Company intends to pursue a consolidation strategy that, if successful, could lead to significant revenue growth for the Company. The acquisitions of Resources, TSG, and INCODE have positioned the Company to grow rapidly through consolidating acquisitions and give it the opportunity to obtain a larger share of the county and city information management market. The Company intends to pursue aggressively this consolidation strategy through an acquisition program focused on entry into new geographic markets, expansion within existing geographic markets and development of related services and systems.

           The Company also continues to operate through Forest City Auto Parts Company ("Forest City"), a retailer of automotive parts and supplies. Forest City specializes in selling mechanical and electrical hardparts, such as brake parts, rack-and-pinion steering and fuel injectors, to do-it-yourself customers.



Analysis of Results of Operations

             Tyler's consolidated results include the operations of its newly acquired information management companies - Resources, TSG and INCODE - from February 19, 1998, the date of their acquisition by Tyler. The results of continuing operations for 1997 consist of operations of Forest City and exclude the results of operations from the newly acquired information management group and the results of operations of IFS.

             Total revenues increased $6.0 million, or 34%, to $23.4 million for the three months ended March 31, 1998, compared to $17.4 million for the same period of the prior year. Approximately 7% of the revenue increase resulted from Forest City's acquisition of ten stores in October 1997, with the remaining increase due to the acquisitions of the information management companies on February 19, 1998.

             The information management group generated new business at a strong pace in the first quarter. TSG was awarded new contracts totaling over $2.9 million in the first three months of 1998, nearly triple the $1.1 million of contract awards in the first quarter of 1997. These awards represent expected new business and are not reflected in first quarter 1998 revenues.

           Approximately one-third of TSG's new business is related to the Year 2000 Issue. The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, a date using "00" is recognized as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Many government units are electing to purchase new systems rather than upgrade existing systems to correct the Y2K program problem. Like all new contracts, the Company expects Y2K related sales to increase the customer base, which will provide opportunities to increase future service and maintenance revenues. Approximately one-third of TSG's revenues represents annual recurring revenues from service contracts with existing customers. The increase in new contract awards at TSG also includes increases in contracts for its integrated justice system software. The rise in court activity over the last five years has led to more pressure on county governments to automate their judicial systems.

           In the first quarter of 1998, Resources signed a $4.3 million contract with the Cook County Recorder of Deeds in Chicago, Illinois. Resources did not recognize any revenue from this contract in the first quarter of 1998. This contract, which represents Phase 3 of Cook County's long-term plan for the automation of records, calls for Resources to design and install an electronic document management and imaging system for all documents filed in the Recorder of Deeds' office. In addition, Resources will upgrade Cook County's existing computer system, which includes its integration with the Countywide Information Services network.

           Total revenues for Resources in the first quarter of 1998 compared to its first quarter in 1997 declined approximately $600,000 primarily due to lower re-creation service activity. Increased revenues from title plant update services of approximately $200,000 somewhat offset the decline in re-creation services. Re-creation services provide image-enhanced, archival-quality reprints of old records, including photostatic prints, with microfilm backup copies for improved security in case of loss by fire, theft, water damage, or other catastrophe. Demand for re-creation services is dependent upon need and available funds at county governments which may result in uneven revenue streams from year-to-year. Operating profit in the first quarter of 1998 was lower than the first quarter of 1997 as a result of the decline in re-creation revenue and additional expenses related to title plant equipment systems upgrades and enhancements.

           Sales for the first quarter 1998 at Forest City rose 7% from the comparable prior year period. This increase was the result of the acquisition of ten stores in October 1997, as same store sales declined 3% in the first quarter of 1998 compared to the first quarter of the prior year. Sales in the Ohio region recorded the largest declines as competitors continue to add stores in the Cleveland area. These declines were offset somewhat by small same store sales increases in the Chicago and Milwaukee areas. Forest City closed two unprofitable stores in the Toledo area in April 1998.

           Selling, general and administrative expenses increased $2.2 million, or 30%, to $9.6 million for the three months ended March 31, 1998, compared to $7.4 million for the same period last year. Selling, general and administrative expenses for the information management group represent approximately $1.3 million of the increase and are approximately 26% of its related revenues. As a result of increased sales awards in the first quarter of 1998, TSG has increased its support staff and adjusted salaries in order to attract and retain quality employees.

           The information management group posted combined operating profits before interest and amortization of goodwill and other intangibles arising from their acquisition of nearly $1.4 million on sales of $4.8 million in the period from February 19 to March 31, 1998, resulting in an operating margin of 29%.

           Forest City's operating profit in the first quarter of 1998 fell to $40,000 from $899,000 in the comparable prior year period. Results at Forest City were impacted by continuing competitive pressures, increased training and conversion costs associated with the ten newly acquired stores and unusual weather during the quarter. The auto parts retailing industry is quickly consolidating and redesigning distribution channels to improve inventory management. Although this trend is expected to negatively impact sales volume, Forest City is attempting to minimize the impact on operating margin by more closely monitoring payroll and other store costs. As part of a new strategy to limit the negative sales impact of new competition, Forest City opened its first new built-to-specifications store in February 1998. The new 5,800 square foot free-standing store, which replaced an outdated facility in Akron, Ohio, is the prototype for future Forest City stores. Forest City plans to build a similar store in the Chicago area in May 1998 and remodel at least three of their more profitable stores to resemble the new prototype. In addition to replacing or remodeling outdated facilities Forest City is experimenting with consolidating inventory distribution channels.

           As a result of debt associated with the February 1998 acquisitions the Company recorded interest expense of $169,000 in the first quarter of 1998 compared to interest income of $158,000 in the first quarter of 1997.

           The effective tax rate increased to 42% in the first quarter of 1998 from 36% in the prior year due to the non-deductibility of goodwill amortization relating to the acquisitions in February 1998.

           Tyler reported net income for the three months ended March 31, 1998, of $155,000, or $.01 per diluted share, compared with net income of $139,000, or $.01 per diluted share, in the corresponding prior year period. Weighted average shares outstanding in the first quarter of 1998 increased to 27.3 million from 19.9 million in the same period in 1997 primarily as a result of the issuance of 12.2 million shares on February 19, 1998, in connection with the acquisitions of Resources, TSG and INCODE.


Financial Condition and Liquidity

           In February 1998, the Company entered into a three-year bank credit agreement in an amount not to exceed $50.0 million, including a $5.0 million sublimit for the issuance of standby and commercial letters of credit. At March 31, 1998, the Company had outstanding borrowings of $22.5 million under the bank credit agreement.

           In January 1998, the Company collected a $2.6 million note receivable from I.F.S. Acquisition Corporation relating to the sale of IFS in October 1997.

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


           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 7 of this document.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held a special meeting of stockholders on February 19, 1998. The following are the results of certain matters voted upon at the meeting:

           (a) With respect to proposal I (Approval and adoption of a Second Amended and Restated Agreement and Plan of Merger, dated as of December 29, 1997, and effective as of October 8, 1997 among the Company, T1 Acquisition Corporation, Business Resources Corporation, and William D. Oates), the number of votes for, against, abstentions and broker non-votes were 13,772,987, 29,678, 87,121 and 4,814,611, respectively.

           (b) With respect to proposal II (Approval and adoption of an Amended and Restated Agreement and Plan of Merger dated as of December 29, 1997, and effective as of October 8, 1997 among the Company, T2 Acquisition Corporation, The Software Group, Inc., Glenn A. Smith and Brian B. Berry), the number of votes for, against, abstentions and broker non-votes were 13,769,738, 30,544, 89,504 and 4,814,611, respectively.

           (c) With respect to proposal III (Approval of the amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000), the number of votes for, against, abstentions and broker non-votes were 18,071,902, 529,199, 95,483 and 7,813, respectively.

Item 6. Exhibits and Reports on Form 8-K

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

                Form 8-K dated March 4, 1998, relating to the acquisition of Business Resources Corporation ("Resources") and The Software Group, Inc. ("TSG") including the following: (i) Resources' consolidated balance sheets at December 31, 1997 and 1996; consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995 (ii) TSG's balance sheets at October 31, 1997 and 1996; statements of operations, statements of stockholders' equity and statements of cash flows for the years ended October 31, 1997, 1996 and 1995, as amended on Form 8-K/Amendment 1 dated May 4, 1998.

 Items 2, 3 and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TYLER CORPORATION







                              By:  /s/Brian K. Miller
                                   --------------------------------------------
                                   Brian K. Miller
                                   Vice President, Chief Accounting Officer and
                                   Treasurer (principal accounting officer and
                                   principal financial officer and an authorized signatory)


Date:  May 15, 1998

                               INDEX TO EXHIBITS


Exhibit No.                  Item
-----------                  ----
   27                 Financial Data Schedule