Form 10-Q
period 1998-06-30
TYLER CORP /NEW/
filed 1998-08-12
CIK 860731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


      (x)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR

      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
    ----      ----

Number of shares of common stock of registrant outstanding at
August 7, 1998:    34,267,399

                         PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements

                               TYLER CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,     December 31,
                                                             1998           1997
                                                         ------------   ------------
                                                          (Unaudited)
ASSETS

Current assets
    Cash and cash equivalents                            $  2,629,000   $  8,877,000
    Accounts receivable (less allowance
         for losses of  $503,000 and $42,000
         at 6/30/98 and 12/31/97, respectively)             5,654,000        201,000
    Note receivable from I.F.S. Acquisition Corp.                  --      2,628,000
    Merchandise inventories                                23,854,000     22,901,000
    Income tax receivable                                     478,000        516,000
    Other current assets                                    2,443,000        394,000
    Deferred income taxes                                     762,000        762,000
                                                         ------------   ------------
         Total current assets                              35,820,000     36,279,000

Property, plant and equipment, net                         17,498,000      5,580,000

Other assets
   Goodwill                                                67,058,000             --
   Other intangibles                                       22,196,000             --
   Sundry                                                   2,295,000      2,881,000
   Other receivables                                        4,485,000      4,455,000
   Note receivable from Business Resources Corporation             --      5,700,000
                                                         ------------   ------------
                                                           96,034,000     13,036,000
                                                         ------------   ------------

                                                         $149,352,000   $ 54,895,000
                                                         ============   ============

See accompanying notes.

                               TYLER CORPORATION


                                                              June 30,      December 31,
                                                                1998            1997
                                                           -------------    -------------
                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                         $   5,663,000    $   5,615,000
  Accrued liabilities                                          6,294,000        6,172,000
  Current portion of long-term debt                            1,827,000               --
  Deferred revenue                                             5,714,000               --
                                                           -------------    -------------
     Total current liabilities                                19,498,000       11,787,000

Long-term debt                                                29,753,000               --
Other liabilities                                              7,882,000        8,537,000
Deferred income taxes                                          9,791,000        3,168,000

Commitments and contingencies

Shareholders' equity
   Common Stock ($.01 par value, 100,000,000 and
    50,000,000 shares authorized at 6/30/98 and
    12/31/97, respectively; 35,534,274 and 23,309,277
    shares issued at 6/30/98 and 12/31/97, respectively)         355,000          233,000
   Capital surplus                                           100,205,000       51,216,000
   Retained deficit                                          (11,985,000)     (13,431,000)
                                                           -------------    -------------
                                                              88,575,000       38,018,000
   Less treasury shares, at cost:
     (1,417,482 and 1,552,965 shares at 6/30/98
        and 12/31/97, respectively)                            6,147,000        6,615,000
                                                           -------------    -------------
     Total shareholders' equity                               82,428,000       31,403,000
                                                           -------------    -------------

                                                           $ 149,352,000    $  54,895,000
                                                           =============    =============

See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                           For the three months ended June 30,
                                           -----------------------------------
                                                   1998           1997
                                              ------------   ------------
Revenues
   Auto parts                                 $ 21,186,000   $ 20,555,000
   Information management                       11,993,000             --
                                              ------------   ------------
      Total revenues                            33,179,000     20,555,000

Cost of revenues
   Auto parts                                   12,394,000     11,777,000
   Information management                        5,672,000             --
                                              ------------   ------------
      Total cost of revenues                    18,066,000     11,777,000
                                              ------------   ------------

      Gross profit                              15,113,000      8,778,000

Selling, general and administrative             12,067,000      8,621,000
Store closing costs                                705,000             --
                                              ------------   ------------

      Operating income                           2,341,000        157,000

Interest expense (income), net                     625,000       (226,000)
                                              ------------   ------------

Income from continuing operations,
    before income taxes                          1,716,000        383,000
Income tax expense                                 800,000        139,000
                                              ------------   ------------

Income from continuing operations                  916,000        244,000

Income (loss) from discontinued operations,
   after income taxes                              375,000     (1,342,000)
                                              ------------   ------------

Net income (loss)                             $  1,291,000   $ (1,098,000)
                                              ============   ============

Basic earnings (loss) per common share:
   Continuing operations                      $        .03   $        .01
   Discontinued operations                             .01           (.07)
                                              ------------   ------------
     Net earnings (loss) per common share     $        .04   $       (.06)
                                              ============   ============

Diluted earnings (loss) per common share:
   Continuing operations                      $        .03   $        .01
   Discontinued operations                             .01           (.07)
                                              ------------   ------------
     Net earnings (loss) per common share     $        .04   $       (.06)
                                              ============   ============

Weighted average shares:
   Basic                                        34,117,000     19,945,000
   Diluted                                      36,089,000     20,080,000

See accompanying notes.

                               TYLER CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                            For the six months ended June 30,
                                            ---------------------------------
                                                  1998           1997
                                              ------------   ------------
Revenues
   Auto parts                                 $ 39,752,000   $ 37,968,000
   Information management                       16,801,000             --
                                              ------------   ------------
      Total revenues                            56,553,000     37,968,000

Cost of revenues
   Auto parts                                   23,255,000     21,528,000
   Information management                        8,180,000             --
                                              ------------   ------------
      Total cost of revenues                    31,435,000     21,528,000
                                              ------------   ------------

      Gross profit                              25,118,000     16,440,000

Selling, general and administrative             21,636,000     15,987,000
Store closing costs                                705,000             --
                                              ------------   ------------

      Operating income                           2,777,000        453,000

Interest expense (income), net                     794,000       (384,000)
                                              ------------   ------------

Income from continuing operations,
    before income taxes                          1,983,000        837,000
Income tax expense                                 912,000        303,000
                                              ------------   ------------

Income from continuing operations                1,071,000        534,000

Income (loss) from discontinued operations,
    after income taxes                             375,000     (1,493,000)
                                              ------------   ------------

Net income (loss)                             $  1,446,000   $   (959,000)
                                              ============   ============

Basic earnings (loss) per common share:
   Continuing operations                      $        .04   $        .02
   Discontinued operations                             .01           (.07)
                                              ------------   ------------
     Net earnings (loss) per common share     $        .05   $       (.05)
                                              ============   ============

Diluted earnings (loss) per common share
   Continuing operations                      $        .03   $        .02
   Discontinued operations                             .01           (.07)
                                              ------------   ------------
     Net earnings (loss) per common share     $        .04   $       (.05)
                                              ============   ============

Weighted average shares:
   Basic                                        30,741,000     19,918,000
   Diluted                                      32,475,000     20,024,000


See accompanying notes.

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          For the three months ended June 30,
                                                          -----------------------------------
                                                               1998               1997
                                                           ------------      ------------
Cash flows from operating activities
    Net income (loss)                                      $  1,291,000      $ (1,098,000)
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation and amortization                        1,762,000           514,000
         Deferred income tax benefit                            234,000          (215,000)
         Decrease (increase) in accounts receivable             508,000           (83,000)
         Decrease in inventories                                256,000           607,000
         Decrease in income tax receivable                      469,000           912,000
         (Increase) decrease in other current assets           (709,000)           97,000
         Decrease in other receivables                            1,000           139,000
         Increase in accounts payable                           113,000            45,000
         Increase in accrued liabilities                         79,000           282,000
         Increase in deferred revenue                           566,000                --
         Decrease in other liabilities                         (262,000)         (219,000)
         Discontinued operations-noncash
           charges and working capital changes                       --         1,548,000
                                                           ------------      ------------
         Net cash provided by operations                      4,308,000         2,529,000
                                                           ------------      ------------

Cash flows from investing activities
    Additions to property, plant and equipment               (1,471,000)         (108,000)
    Cost of acquisitions, net of cash acquired               (4,155,000)               --
    Proceeds from disposal of property,
         plant and equipment                                    149,000            18,000
    Other                                                      (153,000)         (129,000)
                                                           ------------      ------------
         Net cash used by investing activities               (5,630,000)         (219,000)
                                                           ------------      ------------

Cash flows from financing activities
    Long-term borrowings                                        822,000                --
    Sale of treasury shares to employee benefit plan              7,000                --
    Payments on capital lease obligations                       (18,000)               --
    Debt issuance costs                                        (313,000)               --
                                                           ------------      ------------
         Net cash provided by financing activities              498,000                --
                                                           ------------      ------------

Net (decrease) increase in cash and cash equivalents           (824,000)        2,310,000

Cash and cash equivalents at beginning of period              3,453,000        18,932,000
                                                           ------------      ------------

Cash and cash equivalents at end of period                 $  2,629,000      $ 21,242,000
                                                           ============      ============

Supplemental disclosures
    Interest paid (received)                               $    667,000      $    (21,000)
    Income tax payment (refunds)                           $    188,000      $    (68,000)

                               TYLER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           For the six months ended June 30,
                                                           ---------------------------------
                                                                1998               1997
                                                            ------------      ------------
Cash flows from operating activities
    Net income (loss)                                       $  1,446,000      $   (959,000)
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation and amortization                         2,850,000           984,000
         Deferred income tax benefit                              25,000          (429,000)
         Increase in accounts receivable                        (396,000)          (32,000)
         (Increase) decrease in inventories                     (868,000)           58,000
         Decrease in income tax receivable                       963,000           912,000
         (Increase) decrease in other current assets            (750,000)           93,000
         Decrease in other receivables                           604,000           139,000
         (Decrease) increase in accounts payable              (1,451,000)        1,365,000
         Decrease in accrued liabilities                      (1,619,000)       (1,960,000)
         Increase in deferred revenue                          2,124,000                --
         Decrease in other liabilities                          (833,000)         (231,000)
         Discontinued operations-noncash
           charges and working capital changes                        --         6,525,000
                                                            ------------      ------------
         Net cash provided by operations                       2,095,000         6,465,000
                                                            ------------      ------------

Cash flows from investing activities
    Additions to property, plant and equipment                (2,227,000)         (421,000)
    Cost of acquisitions, net of cash acquired               (31,638,000)               --
    Proceeds from disposal of property,
         plant and equipment                                     171,000            20,000
    Other                                                       (208,000)         (243,000)
    Net proceeds from sale of products for fund-raising
         programs segment                                      2,628,000                --
                                                            ------------      ------------
         Net cash used by investing activities               (31,274,000)         (644,000)
                                                            ------------      ------------

Cash flows from financing activities
    Long-term borrowings                                      23,248,000                --
    Sale of treasury shares to employee benefit plan             209,000             2,000
    Payments on capital lease obligations                       (213,000)               --
    Debt issuance costs                                         (313,000)               --
                                                            ------------      ------------
         Net cash provided by financing activities            22,931,000             2,000
                                                            ------------      ------------

Net (decrease) increase in cash and cash equivalents          (6,248,000)        5,823,000

Cash and cash equivalents at beginning of period               8,877,000        15,419,000
                                                            ------------      ------------

Cash and cash equivalents at end of period                  $  2,629,000      $ 21,242,000
                                                            ============      ============

Supplemental disclosures
    Interest paid (received)                                $    764,000      $    (17,000)
    Income tax payment (refunds)                            $    188,000      $    (64,000)

                               Tyler Corporation
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



(1)       Basis of Presentation

          The unaudited information for Tyler Corporation ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at June 30, 1998, and the condensed consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions, changes in tax and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.


(2)       Acquisitions

          On February 19, 1998, the Company completed the purchases of Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG") and Interactive Computer Designs, Inc. ("INCODE"). These acquisitions represent the implementation of Tyler's previously announced strategy to build an integrated information management services, system and outsourcing company servicing local governments. Resources, TSG and INCODE provide information management solutions to approximately 200 county governments and 225 cities, principally located in the Southwestern United States.

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

          These acquisitions have been accounted for using the purchase method of accounting and the results of operations are included in the Company's condensed consolidated financial statements since the date of acquisition. The purchase price has been preliminary allocated to the assets (including identifiable intangible assets such as title plant, workforce, customer lists and software) and liabilities of each company based on their estimated respective fair values. The purchase price exceeded fair value of each company's respective net assets by approximately $45.9 million, $14.1 million and $2.6 million for Resources, TSG and INCODE, respectively, which excess has been assigned to goodwill. Goodwill will be amortized over 40 years for Resources and 20 years for TSG and INCODE. The purchase price for Resources does not include certain potential additional consideration, as the contingencies regarding such additional consideration are not presently determinable beyond reasonable doubt.

          The following unaudited pro forma information presents the consolidated results of operations of the Company, Resources and TSG as if the acquisitions occurred on January 1, 1997. The pro forma information is not necessarily indicative of the results of operations, which would have actually occurred during such periods.

                                 (Dollars in thousands, except per shares data)
                                 ----------------------------------------------

                                                               Earnings per
                                   Net sales      Net income   diluted share
                                   ---------     -----------   --------------
          Three months ended
             June 30, 1997         $  29,002     $      (567)  $         (.02)

          Six months ended
             June 30, 1997            55,036             241              .01

          Six months ended
             June 30, 1998         $  60,367     $     1,246   $          .04



          On June 5, 1998, the Company acquired a line of document management software and related customer installations and service contracts from the Business Imaging Systems division of Eastman Kodak Company for $3.6 million in cash and $1.9 million in assumed liabilities. Kofile, Inc. ("Kofile"), a newly formed subsidiary in the Company's Resources unit, will be based in Rochester, New York for development, support and marketing of the document management software and related customer installations and service contracts. The results of Kofile's operations are included in the Company's condensed consolidated financial statements from June 5, 1998. Kofile is expected to have annual revenues of approximately $4.0 million in 1998.

(3)       Commitments and Contingencies

          As discussed in Note 13 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company, through some of its subsidiaries, is involved in various environmental claims and claims for work-related injuries and physical conditions arising from a formerly-owned subsidiary which was sold in December 1995.

          At December 31, 1997, approximately fifty former employees of a subsidiary of the Company, which prior to December 1995, engaged in pipe, fittings and other activities had filed several suits against TPI of Texas, Inc. and/or Swan Transportation Company and/or Tyler Sand Company, all subsidiaries or former subsidiaries of the Company, seeking to recover damages for alleged exposure to asbestos and/or silica. As of June 30, 1998, more than 100 additional former employees have filed suits of a similar nature. While the Company plans to defend this litigation vigorously, the ultimate outcome of the litigation is uncertain.

          Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.


(4)       Revenue Recognition

          Information Management:

          The Company sells off-the-shelf software packages and in some cases software packages designed to the customers specification. In a variety of instances, the Company also provides computer equipment and related peripherals, installation and training. The Company recognizes revenue, including those arrangements which entail a customer-specific installation solution, when all of the elements have been delivered, training completed, all significant contractual obligations satisfied and collection of the related receivable for the entire arrangement is probable. The Company also provides support, maintenance and enhancements, which is deferred based on vendor specific evidence of fair value, and recognized ratably over the service period. Incremental training is billable on a time and material basis and is recognized as a revenue when the related services are performed.

          To the extent computer hardware and related peripherals are drop-shipped to a customer before the end of an accounting period, the Company records contracts in progress for the corresponding cost of such equipment.

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

          For certain long-term contracts entered into by the Company, revenue is recognized using the percentage-of-completion method based on the costs incurred to fulfill the Company's commitments to complete the obligations specified in the agreements.

          Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software and hardware installation, support and maintenance contracts.

          Auto Parts:

          Substantially all revenue is recognized when products are delivered to customers.


(5)       Discontinued Operations

          Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary which provided products for fund-raising programs, Institutional Financing Services, Inc. (IFS), to I.F.S. Acquisition Corporation for approximately $8,400,000 resulting in a loss on disposal of approximately $2,500,000. This estimated loss on disposal included estimates regarding the value of certain assets that were subject to change. In the second quarter of 1998, the Company adjusted the estimated value of an asset, which resulted in a reduction of the estimated loss on disposal of $375,000, net of income taxes. Management expects final resolution of all estimates by the fourth quarter of 1998 and that any subsequent adjustments will not have a significant impact on the estimated loss on disposal. Proceeds consisted of approximately $5,800,000 in cash received at closing and approximately $2,600,000 received in January 1998.

(6)       Earnings Per Share

          The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

                                                       Three months ended                Six months ended
                                                             June 30,                       June 30,
                                                    ---------------------------    ---------------------------
                                                        1998           1997            1998            1997
                                                    ------------   ------------    ------------   ------------
          Numerators for basic and diluted
           earnings per share:
            Net income (loss)                       $  1,291,000   $ (1,098,000)   $  1,446,000   $   (959,000)
                                                    ============   ============    ============   ============

          Denominator:
            Denominator for basic earnings per
            weighted average share                    34,117,000     19,945,000      30,741,000     19,918,000

          Effect of dilutive securities:
            Employee stock options                       470,000        135,000         355,000        106,000
            Warrant                                    1,502,000             --       1,379,000             --
                                                    ------------   ------------    ------------   ------------
          Dilutive potential common shares             1,972,000        135,000       1,734,000        106,000
                                                    ------------   ------------    ------------   ------------

          Denominator for diluted earnings per
           share-adjusted weighted-average shares
           for assumed conversion                     36,089,000     20,080,000      32,475,000     20,024,000
                                                    ============   ============    ============   ============

          Basic earnings (loss) per share           $       0.04   $      (0.06)   $       0.05   $      (0.05)
                                                    ============   ============    ============   ============

          Diluted earnings (loss) per share         $       0.04   $      (0.06)   $       0.04   $      (0.05)
                                                    ============   ============    ============   ============

(7)       Subsequent Events

          Effective July 1, 1998, the Company completed the purchases of CompactData Solutions, Inc. ("CompactData") and Ram Quest Software, Inc. ("Ram Quest"). CompactData specializes in building and marketing large-scale databases comprised of public record information, such as property appraisals, motor vehicle registrations, drivers licenses and criminal and civil court case records. This enhanced information is then made available to customers through CompactData's proprietary user-friendly selection, sorting, viewing and printing software. CompactData delivers the data to its customers on CD-ROM, tapes and via the Internet.

          Ram Quest is a producer of advanced software for title companies, which provides automation solutions for the closing, title plant management and imaging needs of its customers. Ram Quest currently has installed software systems with over 75 customers throughout Texas.

          CompactData and Ram Quest are expected to have combined annual revenues of approximately $3,000,000 in 1998. The purchase price for the two companies totaled about $2,600,000, comprised of approximately $1,000,000 in cash and assumed debt and 150,000 shares of Tyler stock.

          The purchase method of accounting will be used to account for these acquisitions and the purchase price will be allocated to the companies' assets and liabilities based on their estimated respective fair values. The results of the companies' operations for the quarter were not included in the Company's condensed financial statements.

          On August 7, 1998, the Company signed a definitive agreement to purchase Computer Management Services, Inc. ("CMS"). CMS provides integrated information management systems and services to over 500 cities and 100 counties throughout Iowa, Minnesota, Missouri, South Dakota, Illinois and other states, primarily in the upper Midwest. The CMS acquisition is expected to close by August 15, 1998. CMS is expected to have annual revenues of approximately $6,000,000 in 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General

          As of June 30, 1998, Tyler provides products and services through four operating subsidiaries. Resources, TSG and INCODE, which were acquired February 19, 1998, provide information management solutions to approximately 200 county governments and 225 cities, principally in the Southwestern United States. These three entities comprise the Company's information management group.

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


          Analysis of Results of Operations

          Tyler's consolidated results include the operations of its newly acquired information management companies - Resources, TSG and INCODE - from February 19, 1998, the date of their acquisition by Tyler. Resources' results of operations include the results of its newly formed subsidiary, Kofile, from June 5, 1998. The results of continuing operations for 1997 consist of operations of Forest City and exclude the results of operations from the newly acquired information management group and the results of operations of IFS.

          REVENUES

          Total revenues of $33.2 million for the three months ended June 30, 1998, increased 61% in comparison to $20.6 million reported for the three months ended June 30, 1997. For the six months ended June 30, 1998, revenues of $56.6 million increased 49% from revenues of $38.0 million reported for the six months ended June 30, 1997. Approximately 3% and 5% of the overall revenue increase for the three months and six months ended June 30, 1998, respectively, relates to Forest City. The remaining increases are due to the acquisitions of the information management companies on February 19, 1998.

          Information Management Group

          On a pro forma basis the information management group posted revenue increases over the prior year. Resources' revenues on a pro forma basis increased approximately 29% and 9% for the three and six months ended June 30, 1998, respectively, compared to the same periods last year. Revenue in the second quarter of 1998 was positively impacted by recognition of a portion of the revenue from a contract with the Cook County Recorder of Deeds in Chicago, Illinois, to design and install an electronic document management and imaging system. Resources' revenues also include the results of operations for the month of June from its newly formed subsidiary, Kofile. Kofile acquired a line of document management software and related customer installations and service contracts from Eastman Kodak Company on June 5, 1998. Other sources of revenue increases for Resources were title plant update services and royalty income. Royalties income is derived from the sale of property tax information for real estate transactions. These increases were offset somewhat by lower re-creation revenue compared to the prior year. Re-creation services provide image-enhanced, archival-quality reprints of old and deteriorating records, including photostatic prints, with microfilm backup copies for improved security in case of loss by fire, theft, water damage, or other catastrophe. Re-creation revenue is generally dependent on available county funds, which may result in uneven revenue streams from year to year.

          For the three months and six months ended June 30, 1998, TSG's revenues increased 35% and 28%, respectively, compared to the same periods last year, on a pro forma basis. Approximately one-third of the increase was due to the continued need of TSG's municipal customers to solve their Year 2000 issues ("Y2K"), with the remaining increase resulting from more systems and services being sold to an expanding customer base and additional services being provided to existing customers. The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, a date using "00" is recognized as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As with all new contracts, TSG expects Y2K related sales to increase its customer base, which will provide opportunities to increase future service and maintenance revenues. The increase in new contract awards at TSG also includes increases in contracts for its integrated justice system software. The rise in court activity over that last five years has led to more pressure on county governments to automate their judicial systems.

          Also, during the second quarter of 1998, TSG signed a $4.4 million contract with the County of El Paso, Texas, and a $1.6 million contract with Multnomah County in Portland, Oregon. The El Paso contract provides that TSG will install its proprietary Integrated Justice Management system, while the Multnomah contract calls for TSG to install it proprietary Integrated Property Appraisal and Tax Collection system. As mentioned above, TSG has benefited significantly from its customers' needs to resolve their Y2K problems, and approximately 50% of the El Paso contract is Y2K related. While TSG did not recognize any revenue from these contracts during the second quarter of 1998, management anticipates the installation process for both contracts to commence by the fourth quarter of 1998.

          Auto Parts

          The overall revenue increase at Forest City was attributable to the acquisition of ten stores in October 1997 as comparable store sales were down 3% and 2% for the three months and six months ended June 30, 1998, respectively. Stores located in the Cleveland, Ohio area continue to suffer as competitors add new stores in this area. However, these declines were offset somewhat by modest same store increases in the Chicago area. The auto parts retailing industry is quickly consolidating and redesigning distribution channels to improve efficiencies. Forest City is currently consolidating inventory distribution channels and replacing or remodeling outdated facilities. Forest City also established a new store design as the prototype for the future and opened its first new built-to-specifications store in February 1998, which replaced an outdated facility. In June, another outdated facility was replaced with the new prototype model and in July a similar new store was opened in the Cleveland area. In the second quarter of 1998, Forest City closed eight underperforming stores.

          COST OF REVENUES

          For the three months ended June 30, 1998, total cost of revenues increased $6.3 million, or 53%, to $18.1 million from $11.8 million for the three months ended June 30, 1997. Cost of revenues of $31.4 million for the six months ended June 30, 1998, increased 46% in comparison to $21.5 million reported for the six months ended June 30, 1997. Approximately 5% and 8% of the overall cost of revenue increase for the three months and six months ended June 30, 1998, respectively, relates to Forest City, while the remaining increase is attributable to the acquisition of the information management companies on February 19, 1998.

          Information Management Group

          Cost of revenues for the information management group were $5.7 million and $8.2 million for the three months and six months ended June 30, 1998, respectively. These costs resulted in a gross margin of approximately 53% and 51% for the three and six months ended June 30, 1998, respectively.

          Although Resources' overall revenues increased from the prior year periods for both the three and six months ended June 30, 1998, the gross margin was somewhat lower mainly due to changes in the product mix. Recreation revenue, which has a higher gross margin than other services, was unusually high in the first six months of the prior year.

          TSG's gross margin was down slightly for the three months and six months ended June 30, 1998, compared to the comparable prior year periods. Due to sales growth and a strong competitive market for computer professionals, the company experienced increased salaries and other costs associated with attracting and retaining quality employees.

          Auto Parts

          Cost of revenues increased 5%, or $.6 million to $12.4 million for the three months ended June 30, 1998, from $11.8 million for the same period in the prior year. For the six months ended June 30, 1998, cost of revenues increased $1.7 million, or 8%, to $23.3 million, from $21.5 million for the same period in the prior period. This increase was mainly due to the acquisition of ten new stores in October 1997, offset somewhat by the closing of eight unprofitable stores late in the second quarter.

          Gross margins for the three months and six months ended June 30, 1998, were 41.5% compared to 42.7% and 43.3% for the three months and six months ended June 30, 1997, respectively. The decline in gross margin for both periods was primarily the result of continued competitive pressures.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses include goodwill amortization associated with the acquisitions of the information management companies on February 19, 1998, for the three months and six months ended June 30, 1998, of $.8 million and $1.1 million, respectively. Excluding goodwill amortization, selling, general and administrative expenses for the three months ended June 30, 1998, were $11.3 million, an increase of 31% from $8.6 million in the comparable prior year period. For the six months ended June 30, 1998, selling, general and administrative expenses, excluding goodwill amortization, was $20.5 million, an increase of 28% from $16.0 million in the comparable prior year period. Approximately 7% and 10% of the overall selling, general and administrative expense increase for the three months and six months ended June 30, 1998, respectively, relates to Forest City. The remaining increases are due to the acquisition of the information management companies on February 19, 1998.

          Information Management Group

          Selling, general and administrative expenses as a percent of sales for the information management group was approximately 20% for both the three and six months ended June 30, 1998, which are somewhat lower than the prior year due to increased sales volume.

          Auto Parts

          Forest City's selling, general and administrative expenses as a percent of sales increased approximately 1% and 2% for the three months and six months ended June 30, 1998, respectively, compared to the same periods last year. These increases are primarily due to the fixed expenses associated with ten stores acquired in October 1997. Although sales volume at the new locations has been increasing over the last six months it remains lower than the average store. However, sales volume at the new stores has been steadily increasing in 1998 and average sales for the new stores in the second quarter of 1998, were approximately 20% higher than their average sales for the first quarter of 1998.

          STORE CLOSING COSTS

          In the second quarter, Forest City closed eight underperforming stores which resulted in a pretax charge to earnings of $705,000. Costs include future lease and real estate obligations and other miscellaneous costs to be incurred in connection with these store closures. Forest City will continue to review performance of existing of stores, which may result in the relocation or closure of additional unprofitable stores.

          INTEREST EXPENSE

          As a result of the debt incurred to finance the February 1998 acquisitions and the Kofile acquisition in June 1998, the Company recorded interest expense for the three months and six months ended June 30, 1998 of $.6 million and $.8 million, respectively.

          INCOME TAX PROVISION

          The effective tax rate increased to 46% from 36% in the prior year primarily due to the non-deductibility of goodwill and intangibles amortization relating to the 1998 acquisitions.

          IMPACT OF YEAR 2000

          Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies will need to be upgraded to comply with Y2K requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues. Although the Company believes that its products are Y2K compliant, there can be no assurance that Y2K errors or defects will not be discovered in the Company's current and future products.

          The Company has conducted a preliminary review of its internal computer systems to identify the systems that could be affected by the Y2K issue. Based on this preliminary review, the Company currently has no reason to believe that its internal software systems or externally marketed software products are not Y2K compliant.

          Although the ability of third parties with whom the Company transacts business to address adequately their Y2K issue is outside the Company's control, the Company is discussing with its vendors and customers the possibility of any interface difficulties that may affect the Company.

          There can be no assurance that Y2K errors or defects will not be discovered in the Company's internal computer systems and externally marketed software products and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Y2K compliant will not have materially adverse effect on the Company's business, operating results and financial condition.

          Financial Condition and Liquidity

          In February 1998, the Company entered into a three-year bank credit agreement in an amount not to exceed $50 million, including a $5 million sublimit for the issuance of standby and commercial letters of credit. At June 30, 1998, the Company had outstanding borrowings of $24.0 million under the bank credit agreement. The effective interest rate for borrowings under the bank credit agreement for the three and six months ended June 30, 1998, was approximately 7%.

          For the six months ended June 30, 1998, the Company incurred capital expenditures of $2.2 million. The expenditures included cost for building expansion and computer equipment required for internal growth. In addition, Forest City incurred cost associated with relocating two stores and opening one new store in their new prototype design.

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

          Part II. OTHER INFORMATION

Item 1.   Legal Proceedings

          For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 9 of this document.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of stockholders on April 28, 1998. The following are the results of certain matters voted upon at the meeting:

          (a) With respect to the election of new directors and directors whose terms expired on April 28, 1998, shares were voted as follows:

                                                                   Number of
                                                   Number of         Votes
                         Nominee                   Votes for        Withheld
                         -------                  ----------       ----------
                         Ernest H. Lorch          30,948,029         107,746
                         Frederick R. Meyer       31,002,526          53,249
                         William D. Oates         31,012,984          42,791
                         C. A. Rundell, Jr.       31,005,971          49,804
                         James E. Russell         30,998,129          57,646
                         Louis A. Waters          31,013,176          42,599

          (b) With respect to the amendments to the Company's Stock Option Plan ("the Plan") to increase the number of shares of the Company's Common Stock which may be issued under the Plan from 1,800,000 shares to 3,300,000 shares and to provide that any eligible employee may be granted options up to the number of shares authorized under the Plan, the number of votes cast for, against and the number of abstentions were 30,084,719, 604,632 and 366,424, respectively.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit
               Number             Exhibit
               -------            -------
                  27              Financial Data Schedule

          (b) There were no reports filed on Form 8-K during the second quarter of 1998.

Item 3 of Part I and Items 2, 3 and 5 of Part II were not applicable and have been omitted.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TYLER CORPORATION

                                 By:   /s/ Brian K. Miller
                                       ----------------------------------------
                                       Brian K. Miller
                                       Vice President, Chief Accounting Officer
                                       and Treasurer (principal accounting
                                       officer and principal financial officer
                                       and an authorized signatory)


Date:   August 12, 1998

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          EXHIBIT
------          -------
  27            Financial Data Schedule