Form 10-Q
period 1998-09-30
TYLER CORP /NEW/
filed 1998-11-13
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                             2121 SAN JACINTO STREET
                         SUITE 2900, DALLAS, TEXAS 75201
                    (Address of principal executive offices)
                                   (Zip code)


                                 (214) 754-7800
              (Registrant's telephone number, including area code)


                             2121 SAN JACINTO STREET
                         SUITE 3200, DALLAS, TEXAS 75201
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No [ ]

Number of shares of common stock of registrant outstanding at
November 11, 1998:  34,489,831

                       TYLER CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                      Page No.
                                                                                      --------
Part I - Financial Information (Unaudited)

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets ................................   3

                 Condensed Consolidated Statements of Operations ......................   5

                 Condensed Consolidated Statements of Cash Flows ......................   7

                 Notes to Condensed Consolidated Financial Statements .................   9

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ................................................  13

Part II - Other Information

         Item 1.  Legal Proceedings ...................................................  20

         Item 5.  Other Information ...................................................  20

         Item 6.  Exhibits and Reports on Form 8-K ....................................  21

Signatures ............................................................................  21

Exhibit 10.18 Employment agreement between the Company and Theodore L. Bathurst, dated October 7, 1998.

Exhibit 27        Financial Data Schedule (for SEC information only)

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                       TYLER CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30,    December 31,
                                                             1998             1997
                                                         ------------     ------------
                                                          (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                              $  2,079,000     $  8,877,000
  Accounts receivable (less allowance
    for losses of  $576,000 and $42,000
    at 9/30/98 and 12/31/97, respectively)                 11,131,000          201,000
  Note receivable from I.F.S. Acquisition Corp.                    --        2,628,000
  Merchandise inventories                                  23,370,000       22,901,000
  Income tax receivable                                            --          516,000
  Other current assets                                      2,882,000          394,000
  Deferred income taxes                                       762,000          762,000
                                                         ------------     ------------
    Total current assets                                   40,224,000       36,279,000

Property, plant and equipment, net                         18,232,000        5,580,000

Other assets
 Goodwill, net                                             72,314,000               --
 Other intangibles, net                                    23,005,000               --
 Sundry                                                     3,235,000        2,881,000
 Other receivables                                          4,199,000        4,455,000
 Note receivable from Business Resources Corporation               --        5,700,000
                                                         ------------     ------------
                                                          102,753,000       13,036,000
                                                         ------------     ------------
                                                         $161,209,000     $ 54,895,000
                                                         ============     ============

See accompanying notes.

                       TYLER CORPORATION AND SUBSIDIARIES

                                                              September 30,      December 31,
                                                                   1998               1997
                                                              -------------      -------------
                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                            $   5,027,000      $   5,615,000
  Accrued liabilities                                             7,701,000          6,172,000
  Current portion of long-term debt                               1,531,000                 --
  Deferred revenue                                                7,691,000                 --
  Income taxes payable                                            1,747,000                 --
                                                              -------------      -------------
      Total current liabilities                                  23,697,000         11,787,000

Long-term debt, excluding current portion                        33,751,000                 --
Other liabilities                                                 7,617,000          8,537,000
Deferred income taxes                                             9,231,000          3,168,000

Commitments and contingencies

Shareholders' equity
   Common stock ($.01 par value, 100,000,000 and
     50,000,000 shares authorized at 9/30/98 and
     12/31/97, respectively; 35,913,313 and 23,309,277
     shares issued at 9/30/98 and 12/31/97, respectively)           359,000            233,000
   Capital surplus                                              103,837,000         51,216,000
   Accumulated deficit                                          (11,076,000)       (13,431,000)
                                                              -------------      -------------
                                                                 93,120,000         38,018,000
   Less treasury shares, at cost:
     (1,423,482 and 1,552,965 shares at 9/30/98
           and 12/31/97, respectively)                            6,207,000          6,615,000
                                                              -------------      -------------
     Total shareholders' equity                                  86,913,000         31,403,000
                                                              -------------      -------------

                                                              $ 161,209,000      $  54,895,000
                                                              =============      =============

See accompanying notes

                       TYLER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                   For the three months ended September 30,
                                                                   ---------------------------------------
                                                                            1998             1997
                                                                        ------------     ------------
Revenues
   Auto parts                                                           $ 19,697,000     $ 20,204,000
   Information management                                                 16,035,000               --
                                                                        ------------     ------------
      Total revenues                                                      35,732,000       20,204,000

Cost of revenues
   Auto parts                                                             12,035,000       11,688,000
   Information management                                                  7,751,000               --
                                                                        ------------     ------------
      Total cost of revenues                                              19,786,000       11,688,000
                                                                        ------------     ------------

      Gross profit                                                        15,946,000        8,516,000

Selling, general and administrative                                       13,336,000        8,326,000
Store closing costs                                                          100,000               --
                                                                        ------------     ------------

      Operating income                                                     2,510,000          190,000

Interest expense (income), net                                               686,000         (229,000)
                                                                        ------------     ------------

Income from continuing operations,
    before income taxes                                                    1,824,000          419,000
Income tax expense                                                           915,000          151,000
                                                                        ------------     ------------

Income from continuing operations                                            909,000          268,000

Loss from operations of discontinued operations, after income taxes               --         (498,000)

Estimated loss on disposal of discontinued operations                             --       (2,500,000)
                                                                        ------------     ------------

Net income (loss)                                                       $    909,000     $ (2,730,000)
                                                                        ============     ============

Basic earnings (loss) per common share:
   Continuing operations                                                $        .03     $        .01
   Discontinued operations                                                        --             (.14)
                                                                        ------------     ------------
     Net earnings (loss) per common share                               $        .03     $       (.13)
                                                                        ============     ============

Diluted earnings (loss) per common share:
   Continuing operations                                                $        .03     $        .01
   Discontinued operations                                                        --             (.14)
                                                                        ------------     ------------
     Net earnings (loss) per common share                               $        .03     $       (.13)
                                                                        ============     ============

Weighted average outstanding common shares:
   Basic                                                                  34,413,000       20,508,000
   Diluted                                                                36,226,000       20,994,000

See accompanying notes.

                       TYLER CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                   For the nine months ended September 30,
                                                                   ---------------------------------------
                                                                            1998            1997
                                                                        ------------     ------------
Revenues
   Auto parts                                                           $ 59,449,000     $ 58,172,000
   Information management                                                 32,836,000               --
                                                                        ------------     ------------
      Total revenues                                                      92,285,000       58,172,000

Cost of revenues
   Auto parts                                                             35,290,000       33,216,000
   Information management                                                 15,931,000               --
                                                                        ------------     ------------
      Total cost of revenues                                              51,221,000       33,216,000
                                                                        ------------     ------------

      Gross profit                                                        41,064,000       24,956,000

Selling, general and administrative                                       34,972,000       24,313,000
Store closing costs                                                          805,000               --
                                                                        ------------     ------------

      Operating income                                                     5,287,000          643,000

Interest expense (income), net                                             1,480,000         (613,000)
                                                                        ------------     ------------

Income from continuing operations,
    before income taxes                                                    3,807,000        1,256,000
Income tax expense                                                         1,827,000          454,000
                                                                        ------------     ------------

Income from continuing operations                                          1,980,000          802,000

Loss from operations of discontinued operations, after income taxes               --       (1,991,000)

Estimated gain (loss) on disposal of discontinued operations                 375,000       (2,500,000)
                                                                        ------------     ------------

Net income (loss)                                                       $  2,355,000     $ (3,689,000)
                                                                        ============     ============

Basic earnings (loss) per common share:
   Continuing operations                                                $        .06     $        .04
   Discontinued operations                                                       .01             (.22)
                                                                        ------------     ------------
     Net earnings (loss) per common share                               $        .07     $       (.18)
                                                                        ============     ============

Diluted earnings (loss) per common share
   Continuing operations                                                $        .06     $        .04
   Discontinued operations                                                       .01             (.22)
                                                                        ------------     ------------
     Net earnings (loss) per common share                               $        .07     $       (.18)
                                                                        ============     ============

Weighted average outstanding common shares:
   Basic                                                                  31,979,000       20,145,000
   Diluted                                                                33,739,000       20,378,000

See accompanying notes.

                       TYLER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the three months ended September 30,
                                                            ----------------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
Cash flows from operating activities
    Net income (loss)                                            $    909,000      $ (2,730,000)
    Adjustments to reconcile net income (loss)
    to net cash provided (used) by operations:
         Depreciation and amortization                              1,930,000           499,000
         Deferred income tax benefit                                 (801,000)         (215,000)
         Discontinued operations-noncash
          charges and working capital changes                              --        (1,308,000)
         Changes in operating assets and liabilities, net of
          effects of acquired companies:
              Accounts receivable                                  (4,613,000)          (47,000)
              Inventories                                             818,000          (428,000)
              Income taxes payable                                  2,240,000        (1,332,000)
              Other current assets                                   (787,000)           90,000
              Other receivables                                       244,000           129,000
              Accounts payable                                       (844,000)          874,000
              Accrued liabilities                                   1,143,000          (464,000)
              Deferred revenue                                        529,000                --
              Other liabilities                                      (243,000)          (55,000)
                                                                 ------------      ------------
             Net cash provided (used) by operations                   525,000        (4,987,000)
                                                                 ------------      ------------

Cash flows from investing activities
    Additions to property, plant and equipment                     (1,348,000)         (318,000)
    Cost of acquisitions, net of cash acquired                     (2,580,000)               --
    Proceeds from disposal of property,
         plant and equipment                                          317,000                --
    Investing activities of discontinued operations                        --            15,000
    Other                                                            (893,000)         (423,000)
                                                                 ------------      ------------
         Net cash used by investing activities                     (4,504,000)         (726,000)
                                                                 ------------      ------------

Cash flows from financing activities
    Net long-term borrowings                                        3,451,000                --
    Issuance of common stock                                               --         3,703,000
    Payments of principal on capital lease obligations                (22,000)               --
                                                                 ------------      ------------
         Net cash provided by financing activities                  3,429,000         3,703,000
                                                                 ------------      ------------

Net decrease in cash and cash equivalents                            (550,000)       (2,010,000)

Cash and cash equivalents at beginning of period                    2,629,000        21,242,000
                                                                 ------------      ------------

Cash and cash equivalents at end of period                       $  2,079,000      $ 19,232,000
                                                                 ============      ============

Supplemental disclosures
    Interest paid                                                $    674,000      $     36,000
    Income tax (refunds) payments                                $   (787,000)     $     15,000

See accompanying notes.

                       TYLER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the nine months ended September 30,
                                                            ---------------------------------------
                                                                     1998            1997
                                                                 ------------      ------------
Cash flows from operating activities
    Net income (loss)                                            $  2,355,000      $ (3,689,000)
    Adjustments to reconcile net income (loss)
    to net cash provided by operations:
         Depreciation and amortization                              4,780,000         1,483,000
         Deferred income tax benefit                                 (776,000)         (644,000)
         Discontinued operations-noncash
          charges and working capital changes                              --         5,217,000
         Changes in operating assets and liabilities, net of
          effects of acquired companies:
              Accounts receivable                                  (5,009,000)          (79,000)
              Inventories                                             (50,000)         (370,000)
              Income taxes payable                                  3,203,000          (420,000)
              Other current assets                                 (1,537,000)          183,000
              Other receivables                                       848,000           268,000
              Accounts payable                                     (2,295,000)        2,239,000
              Accrued liabilities                                    (476,000)       (2,424,000)
              Deferred revenue                                      2,653,000                --
              Other liabilities                                    (1,076,000)         (286,000)
                                                                 ------------      ------------
                Net cash provided by operations                     2,620,000         1,478,000
                                                                 ------------      ------------

Cash flows from investing activities
    Additions to property, plant and equipment                     (3,575,000)         (734,000)
    Cost of acquisitions, net of cash acquired                    (34,218,000)               --
    Proceeds from disposal of property,
         plant and equipment                                          488,000            15,000
    Investing activities of discontinued operations                        --            15,000
    Other                                                          (1,101,000)         (666,000)
    Net proceeds from sale of products for fund-raising
       programs segment                                             2,628,000                --
                                                                 ------------      ------------
                Net cash used by investing activities             (35,778,000)       (1,370,000)
                                                                 ------------      ------------

Cash flows from financing activities
    Long-term borrowings                                           26,699,000                --
    Sale of treasury shares to employee benefit plan                  209,000             2,000
    Issuance of common stock                                               --         3,703,000
    Payments of principal on capital lease obligations               (235,000)               --
    Debt issuance costs                                              (313,000)               --
                                                                 ------------      ------------
                Net cash provided by financing activities          26,360,000         3,705,000
                                                                 ------------      ------------

Net (decrease) increase in cash and cash equivalents               (6,798,000)        3,813,000

Cash and cash equivalents at beginning of period                    8,877,000        15,419,000
                                                                 ------------      ------------

Cash and cash equivalents at end of period                       $  2,079,000      $ 19,232,000
                                                                 ============      ============

Supplemental disclosures
    Interest paid                                                $  1,438,000      $     19,000
    Income tax payments (refunds)                                $   (599,000)     $    (49,000)

See accompanying notes.

                       Tyler Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)       Basis of  Presentation

          The accompanying unaudited information for Tyler Corporation ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at September 30, 1998, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)       Acquisitions

          The Company acquired the entities described below in transactions which were accounted for by the purchase method of accounting. Results of operations of the acquired entities are included in the Company's condensed consolidated financial statements from their respective date of acquisition.

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

          The purchase price for each acquired company consisted of the following: (i) Resources - 10.0 million shares of Tyler common stock and approximately $27.4 million of cash and assumed debt (ii) TSG -
          2.0 million shares of Tyler common stock and approximately $12.0 million of cash and (iii) INCODE - 225,000 shares of Tyler common stock and approximately $1.3 million of cash. The Company financed the acquisitions utilizing funds available under its bank credit agreement. The purchase price has been preliminary allocated to the assets (including identifiable intangible assets such as title plant, workforce, customer lists and software) and liabilities of each company based on their estimated respective fair values. The purchase price exceeded fair value of each company's respective net assets by approximately $45.9 million, $14.1 million and $2.6 million for Resources, TSG and INCODE, respectively. The excess has been assigned to goodwill, which is being amortized over 40 years for Resources and 20 years for TSG and INCODE. The purchase price for Resources does not include certain potential additional consideration, as the contingencies regarding such additional consideration are not presently determinable beyond reasonable doubt.

          On June 5, 1998, the Company acquired a line of document management software and related customer installations and service contracts from the Business Imaging Systems division of Eastman Kodak Company for $3.6 million in cash and $1.9 million in assumed liabilities. Kofile, Inc. ("Kofile"), a newly formed subsidiary in the Company's Resources unit, is based in Rochester, New York and its business consists of the development, support and marketing of the document management software and related customer installations and service contracts. The excess purchase price over the estimated fair values of the net assets acquired was approximately $5.4 million and has been recorded as goodwill.

          On July 1, 1998, the Company completed the purchases of CompactData Solutions, Inc. ("CompactData") and Ram Quest Software, Inc. ("Ram Quest"). CompactData specializes in building and marketing large-scale databases comprised of public record information, such as property appraisals, motor vehicle registrations, drivers licenses and criminal and civil court case records. Ram Quest is a producer of advanced software for title companies, which provides automation solutions for the closing, title plant management and imaging needs of its customers. Ram Quest currently has installed software systems with over 75 customers throughout Texas. Ram Quest currently operates as a subsidiary of the Company's Resources unit. The purchase price for CompactData and Ram Quest totaled approximately $2.3 million, comprised of approximately $.8 million in cash and assumed debt and 145,000 shares of Tyler common stock. The excess purchase price over the estimated fair values of the net assets acquired was $2.1 million and has been recorded as goodwill.

          Effective August 1, 1998, the Company completed the purchase of Computer Management Services, Inc. ("CMS") for approximately $1.3 million in cash and assumed debt and 228,000 shares of Tyler common stock. CMS provides integrated information management systems and services to over 500 cities and 100 counties throughout Iowa, Minnesota, Missouri, South Dakota, Illinois, Wisconsin and other states, primarily in the upper Midwest. The excess purchase price over the estimated fair value of the net assets acquired was approximately $2.8 million and has been recorded as goodwill.

          In 1998 the Company has also made other acquisitions which are immaterial.

          The following unaudited pro forma information presents the consolidated results of operations as if all of the Company's acquisitions occurred on January 1, 1997. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                (Dollars in thousands, except per share data)
                                ---------------------------------------------
                                              Net (loss)     Earnings (loss)
                                  Revenues      income      per diluted share
                                  --------    ---------     -----------------
          Three months ended
           September 30, 1997     $ 32,417    $  (2,151)        $  (.06)

          Nine months ended
           September 30, 1997     $ 94,623    $  (1,395)        $  (.04)

          Nine months ended
           September 30, 1998     $104,309    $   2,697         $   .07


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

          At December 31, 1997, approximately fifty former employees of a subsidiary of the Company, which, prior to December 1995, engaged in pipe, fittings and other activities had filed several suits against TPI of Texas, Inc. and/or Swan Transportation Company and/or Tyler Sand Company, all subsidiaries or former subsidiaries of the Company and Tyler Corporation, seeking to recover damages for alleged exposure to asbestos and/or silica. As of September 30, 1998, more than 220 additional former employees have filed suits of a similar nature. While the Company plans to defend this litigation vigorously, the ultimate outcome of the litigation is uncertain.

          As discussed in Note 13 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of Tyler Pipe Industries, Inc. (a wholly-owned subsidiary of the Company known as TPI of Texas, Inc. ("TPI")), Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. Based on a remedial investigation conducted by TPI, the NJDEPE has demanded TPI remediate the foundry site and the contamination in the adjacent stream and nearby lake. In the third quarter of 1998 the NJDEPE has agreed with TPI's offer for TPI to conduct a feasibility study to assess remediation options, including costs, but TPI has not agreed to commit to further action at this time. TPI never held title to the site and denies liability.

          Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

(4)       Revenue Recognition

          Information Management:

          The Company sells off-the-shelf software packages and in some cases software packages designed to the customers specification. In a variety of instances, the Company also provides computer equipment, related peripherals, installation and training. The Company recognizes revenue, including those arrangements which entail a customer-specific installation solution, when all of the elements have been delivered, training completed, all significant contractual obligations satisfied and collection of the related receivable for the entire arrangement is probable. The Company also provides support, maintenance and enhancements, which revenue is deferred based on vendor specific evidence of fair value, and recognized ratably over the service period. Incremental training is billable on a time and materials basis and is recognized as revenue when the related services are performed.

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

(5)       Discontinued Operations

          Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary which provided products for fund-raising programs, Institutional Financing Services, Inc. ("IFS"), to I.F.S. Acquisition Corporation for approximately $8,400,000, resulting in a loss on disposal of approximately $2,500,000. This estimated loss on disposal included estimates regarding the value of certain assets that were subject to change. In the second quarter of 1998, the Company adjusted the estimated value of an asset, which resulted in a reduction of the estimated loss on disposal of $375,000. Management expects final resolution of all estimates by the fourth quarter of 1998 and that any subsequent adjustments will not have a significant impact on the estimated loss on disposal. Proceeds consisted of approximately $5,800,000 in cash received at closing and approximately $2,600,000 received in January 1998.

(6)       Earnings Per Share

          In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires companies to present both basic and diluted earnings per share. Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of Tyler common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding, assuming the exercise of all employee stock options and a warrant that would have had a dilutive effect on earnings per share. The Company has restated its earnings per share calculation for the three and nine months ended September 30, 1997 to reflect the adoption of SFAS No.
          128. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings
          (loss) per share for each of the periods presented:

                                                                      Three months ended                 Nine months ended
                                                                         September 30,                     September 30,
                                                                -----------------------------      -----------------------------
                                                                  1998                 1997           1998                 1997
                                                                ------------     ------------      ------------     ------------
       Numerators for basic and diluted earnings per share:
         Net income (loss)                                      $    909,000     $ (2,730,000)     $  2,355,000     $ (3,689,000)
                                                                ============     ============      ============     ============

       Denominator:
         Denominator for basic earnings per
         weighted-average outstanding common shares               34,413,000       20,508,000        31,979,000       20,145,000

       Effect of dilutive securities:
        Employee stock options                                       380,000          431,000           363,000          215,000
         Warrant                                                   1,433,000           55,000         1,397,000           18,000
                                                                ------------     ------------      ------------     ------------
       Dilutive potential common shares                            1,813,000          486,000         1,760,000          233,000
                                                                ------------     ------------      ------------     ------------

       Denominator for diluted earnings per
        share-adjusted weighted-average outstanding
        common shares for assumed conversion                      36,226,000       20,994,000        33,739,000       20,378,000
                                                                ============     ============      ============     ============

       Basic earnings (loss) per share                          $        .03     $       (.13)     $        .07     $       (.18)
                                                                ============     ============      ============     ============

       Diluted earnings (loss) per share                        $        .03     $       (.13)     $        .07     $       (.18)
                                                                ============     ============      ============     ============

(7)       New Accounting Standards

          On January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Comprehensive income for the three months and nine months ended September 30, 1998 is the same as the Company's reported net income for such periods.

          In June 1998, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements beginning after June 5, 1999, although early adoption is allowed. The Company has not determined if it will adopt the provisions of this SFAS prior to its effective date. The adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

          In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for financial statements issued for fiscal years beginning after December 15, 1998, although early adoption is allowed. Initial application of SOP 98-1 is not expected to have material impact on the Company's consolidated financial statements. The Company has not determined if it will adopt the provisions of this SOP prior to its effective date.

          In April 1998, SOP 98-5, Reporting on the Costs of Start-up Activities, was issued. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998, although early adoption is allowed. Adoption of SOP 98-5 is not expected to have a material impact on the Company's consolidated financial statements. The Company will adopt the provisions of this SOP on January 1, 1999.

          In June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. This statement establishes standards for reporting information about operating segments in annual and interim financial statements, although this statement need not be applied to interim financial statements in the initial year of its application. This statement is effective for fiscal years beginning after December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Forward - Looking Statements

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

          When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements or the negative of such terms.

          General

          Tyler provides information management solutions through a group of operating subsidiaries to hundreds of county governments and cities located throughout the Southwest and Midwest United States.

          The Company also continues to operate through Forest City Auto Parts Company ("Forest City"), a retailer of automotive parts and supplies. Forest City specializes in selling mechanical and electrical hardparts, such as brake parts, rack-and-pinion steering and fuel injectors, to do-it-yourself customers.

          The Company believes that the information management industry today is fragmented and that the county government and related markets are primarily served by small, private companies. Given these industry characteristics and the ability to identify suitable acquisition candidates and complete acquisitions, the Company intends to pursue a national consolidation strategy that, if successful, could lead to significant revenue growth for the Company. The acquisitions of Resources, TSG, and INCODE on February 19, 1998, positioned the Company to grow rapidly through consolidating acquisitions and give it the opportunity to obtain a larger share of the county and city information management market. The Company intends to pursue aggressively this consolidation strategy through an acquisition program focused on entry into new geographic markets, expansion within existing geographic markets and development of related services and systems.

          Analysis of Results of Operations

          Tyler's 1998 consolidated results include the operations of its newly acquired information management companies from their date of acquisition as follows: Resources, TSG and INCODE acquired February 19, 1998; Kofile operations acquired June 5, 1998; CompactData and Ram Quest acquired July 1, 1998; and CMS acquired August 1, 1998. The results of continuing operations for 1997 consist of operations of Forest City and exclude the results of operations from the newly acquired information management group and the results of the discontinued operations of IFS.

          REVENUES

          Total revenues of $35.7 million for the three months ended September 30, 1998 increased 77% in comparison to $20.2 million reported for the three months ended September 30, 1997. For the nine months ended September 30, 1998, revenues of $92.3 million increased 59% from revenues of $58.2 million reported for the nine months ended September 30, 1997. These increases are primarily due to the acquisitions of the information management companies throughout the first nine months of 1998, as described in Note 2 to the Condensed Consolidated Financial Statements. Revenues at Forest City declined 3% and increased 2% during the three months and nine months ended September 30, 1998, respectively.


          Information Management Group

          On a pro forma basis, the information management group reported total revenues of $16.6 million for the three months ended September 30, 1998, an increase of approximately 36% over the comparable prior year period. For the nine months ended September 30, 1998, the information management group revenues of $44.9 million increased approximately 23% compared to the prior year period, on a pro forma basis.

          On a pro forma basis revenues for the information services outsourcing and property records services were approximately $8.9 million and $24.0 million for the three months and nine months ended September 30, 1998, respectively. Such revenues increased, on a pro forma basis, 32% for the three months and 15% for the nine months ended September 30, 1998, respectively, compared to the same periods last year. The increases are primarily the result of revenue earned from a contract with the Cook County Recorder of Deeds in Chicago, Illinois, to design and install an electronic document management and imaging system. Implementation of the system began in the second quarter of 1998 and the majority of the contract is expected to be completed by year-end. Other sources of revenue increases were title plant update services and royalty income. Royalty income is derived from the sale of property tax information for real estate transactions. These increases were offset by lower re-creation revenue compared to last year. Re-creation services provide image-enhanced, archival-quality reprints of old and deteriorating records, including photostatic prints, with microfilm backup copies for improved security in case of fire, theft, water damage, or other catastrophe. Re-creation revenue is generally dependent on available county funds, which may result in uneven revenue streams from year to year.

          On a pro forma basis revenues for the information software systems and services were approximately $7.7 million and $20.8 million for the three months and nine months ended September 30, 1998, respectively. Such revenues increased 42% and 34% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods last year, on a pro forma basis. Results were benefited by an overall movement by county and local governments to upgrade their current computer systems. The movement has been driven in part by municipal customers' need to solve their Year 2000 issues ("Y2K"). The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, a date using "00" may be recognized as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As with all new contracts, the Company expects Y2K related sales to increase its customer base, which will provide opportunities to increase future service and maintenance revenues. Additional revenue growth was derived from product upgrades and expansion into new markets in Georgia, Oregon, Washington, Minnesota, Wisconsin and Illinois.

          Auto Parts

          As a result of store closures and continued competitive pressures overall revenue for the three months ended September 30, 1998, compared to the prior year period fell approximately 3%. Overall auto parts revenue increased approximately 2% for the nine months ended September 30, 1998, compared to the prior year period, which was mainly attributable to the acquisition of ten stores in October 1997. This increase was offset somewhat by the closure of eight stores at the end of June 1998 and three more store closures in the third quarter of 1998. Comparable store sales were down approximately 5% and 2% for the three months and nine months ended September 30, 1998, respectively, compared to the prior year periods. The auto parts retailing industry is quickly consolidating and redesigning inventory distribution channels to improve efficiencies. Forest City is in the process of consolidating inventory distribution channels.

          COST OF REVENUES

          For the three months ended September 30, 1998, total cost of revenues increased $8.1 million, or 69%, to $19.8 million from $11.7 million for the three months ended September 30, 1997. Cost of revenues of $51.2 million for the nine months ended September 30, 1998 increased 54% in comparison to $33.2 million reported for the nine months ended September 30, 1997. Approximately 3% and 6% of the overall cost of revenue increase for the three months and nine months ended September 30, 1998, respectively, related to Forest City, while the remaining increase is attributable to the acquisition of the information management companies in 1998.

          Information Management Group

          Pro forma cost of revenues for the information management group were $8.6 million and $23.2 million for the three months and nine months ended September 30, 1998, respectively. These costs resulted in a gross margin of approximately 48% for the three and nine months ended September 30, 1998, on a pro forma basis.

          The gross margin from information outsourcing and property records services was moderately lower for the three months and nine months ended September 30, 1998, compared to the prior year periods, on a pro forma basis. This decline in margin is mainly attributable to changes in product mix, primarily re-creation revenue, which was unusually high in the first nine months of 1997 and has a higher gross margin than other services.

          The gross margin for information software systems and services for the three months and nine months ended September 30, 1998 was down slightly from the same periods in the prior year, on a pro forma basis. Sales growth and a strong competitive market for computer professionals resulted in increased salaries and other costs associated with attracting and retaining quality employees.

          Auto Parts

          Cost of revenues increased 3%, or $.3 million, to $12.0 million for the three months ended September 30, 1998, from $11.7 million for the same period in the prior year. For the nine months ended September 30, 1998, cost of revenues increased $2.1 million, or 6%, to $35.3 million from $33.2 million for the same period in the prior year. The increase in cost of revenue is mainly due to the acquisition of ten new stores in October 1997, offset somewhat by the closing of eight unprofitable stores late in the second quarter and three unprofitable stores in the third quarter.

          The gross margin declined approximately 3% to 38.9% for the three months ended September 30, 1998 compared to the same period in the prior year. For the nine months ended September 30, 1998, the gross margin was down approximately 2% to 40.6% compared to the prior year period. The decline in margin was due to changes in product mix and unfavorable purchase margins in the third quarter, as well as to competitive pressures from other auto-parts retailers. Forest City anticipates completing its inventory distribution channel consolidation in the fourth quarter of 1998 which is expected to improve purchase margins.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Selling, general and administrative expenses includes goodwill and other intangibles amortization associated with several acquisitions in 1998 which was $.9 million and $2.0 million for the three months and nine months ended September 30, 1998, respectively. Excluding goodwill and other intangibles amortization, selling, general and administrative expenses for the three months ended September 30, 1998, were $12.5 million, an increase of 50% from $8.3 million in the comparable prior year period. For the nine months ended September 30, 1998, selling, general and administrative expenses, excluding goodwill and other intangibles amortization, was $33.0 million, an increase of 36% from $24.3 million in the comparable prior year period. Approximately 5% and 8% of the overall selling, general and administrative expense increase for the three months and nine months ended September 30, 1998, respectively, relates to Forest City. The remaining increases are due to the acquisition of the information management companies in 1998 and increased employee costs associated with hiring management personnel to accommodate present and planned future growth.

          Information Management Group

          On a pro forma basis, selling, general and administrative expenses as a percent of sales were down slightly for the three months ended September 30, 1998, and flat for the nine months ended September 30, 1998, as compared to the same periods in the prior year.

          Auto Parts

          Selling, general and administrative expenses as a percent of sales increased approximately 3% and 2% for the three months and nine months ended September 30, 1998, respectively, compared to the same periods last year. These increases are primarily due to the fixed expenses associated with ten stores acquired in October 1997 and lower sales volume at comparable stores. Although sales volume at the new locations has been increasing over the last nine months it remains lower than the average store. In addition store payroll costs have increased over the prior year period as a result of low unemployment.

          STORE CLOSING COSTS

          In the third quarter, Forest City closed three underperforming stores, bringing the total number of stores closed in 1998 to eleven. The third quarter closings resulted in a pretax charge to earnings of $100,000 for a total pretax charge of $805,000 for the nine months ended September 30, 1998. Costs include future lease and real estate obligations, inventory restocking charges and other miscellaneous costs to be incurred in connection with these store closures. Forest City will continue to review performance of existing stores, which may result in the relocation or closure of additional unprofitable stores.

          INTEREST EXPENSE

          As a result of the debt incurred to finance acquisitions in 1998, the Company recorded interest expense for the three months and nine months ended September 30, 1998 of $.7 million and $1.5 million, respectively. In the prior year, the Company only had interest income.

          INCOME TAX PROVISION

          The effective tax rate increased to 48% from 36% in the prior year primarily due to the non-deductibility of goodwill and intangibles amortization relating to the 1998 acquisitions.

          NET INCOME AND OTHER MEASURES

          Net income was $.9 million and $2.4 million for the three and nine month periods ended September 30, 1998, respectively. Diluted earnings per share for the three and nine month periods ended September 30, 1998 was $.03 and $.07, respectively.

          Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the three and nine months ended September 30, 1998 was $4.4 million and $10.1 million, respectively. EBITDA consists of income from continuing operations before interest, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

          YEAR 2000 COMPLIANCE

          Introduction

          The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's hardware, software and embedded systems ("systems") that have time/ date-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with modification to and selective replacement of existing computer systems, as scheduled, the Y2K issue will not pose significant operational problems for the Company's systems, as so modified, and/or replaced.

          The Company has established a Program Office to centralize and coordinate its efforts and to further define, evaluate and conduct audits of the Company and its progress toward Y2K compliance. The Program Office is chaired by the Chief Financial Officer and reports periodically to the Executive Committee of the Board of Directors. A Y2K Task Force, comprised of representatives from each of the Company's principal operating units, has been established and is charged with evaluating and implementing the Company's Y2K effort in addition to regularly reporting results to the Program Office. The Executive Committee of the Board of Directors is charged with evaluating the progress reported by the Program Office and addressing any issues as they arise.

          Status of Progress

          Each of the Company's operating units has conducted an inventory and assessment of its technology to identify the computer systems that could be affected by the Y2K issue. The operating units that make up the information management group have completed testing of their products for Y2K compliance. Certain portions of the information management group's customers currently have Y2K compliant versions of the Company's products. The Company's Y2K plan calls for a majority of customers to have compliant versions installed by July 1999 and the remainder by September 1999.

          The Company primarily uses third party software for its internal computer systems. A majority of the installed systems in the information management group are purported to be Y2K compliant. The Company plans to purchase and install, at one of its principal operating units, an enhanced accounting application that is Y2K compliant to replace the current system in the first half of 1999. Forest City has generally replaced their internal systems with Y2K compliant systems, however the primary purpose of the upgrades was to manage growth and increase efficiency. Forest City uses a third party application for its point-of-sale system. The vendor has released a Y2K upgrade and Forest City is currently in the process of testing it. It is expected that the test will be successful and that Forest City will install the upgrade in all stores during the first quarter of 1999.

          The Company cooperates with many business partners to provide products and services to its customers. Each of the Company's significant business partners purports to be Y2K compliant and anticipate continuous operations through the millenium change. The Company is in the process of obtaining written confirmation from those partners. All responses will be evaluated as received to determine if additional action is required to ensure compliance of the business partner.

          Costs to Address

          Given the nature of the information management group's ongoing system development activities throughout their businesses, it is difficult to quantify, with specificity, all of the costs being incurred to address this issue. A significant portion of these costs is not likely to be incremental costs to the Company, but will represent the redeployment of existing information technology resources. The Company's employees have conducted the majority of the work performed thus far in executing the implementation plans. In connection with Forest City, its most significant Y2K initiative involves upgrading store systems, for which the software vendor is not charging a fee.

          The costs incurred to date are estimated to be approximately $2.3 million, and the estimated costs to complete will comprise an additional $1 million over the current and the next fiscal year. A majority of the estimated costs to complete will be capitalized since such costs represent hardware and software packages. Some of the prior costs were incurred by the Company's operating units before they were acquired by the Company. The prior costs do not include Forest City upgrades that were primarily made to allow for growth and increase efficiencies. The new accounting application in the information management group is being purchased primarily to accommodate the unit's expansion and anticipated future acquisitions and secondarily to obtain Y2K compliance. However, the cost for the accounting application is included in the aforementioned amount. The total cost estimate of the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include but are not limited to, the results of any phase of the implementation plan, customer requirements, acquisitions, or recommendations by business partners. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

          Risks

          The Y2K issue creates risk for the Company from unforeseen problems in its own computer, telephone and security systems and from third parties upon which the Company relies. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired, or from which it may acquire software, that the software will correctly process all date information at all times. The Company exerts no control over their efforts to become Y2K compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Y2K issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.

          In addition, the Company is beginning the process of querying certain of its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. Failure to appropriately address the Y2K issue by a major customer or supplier or a material percentage of the smaller customers could have a material adverse effect on the financial condition and results of operations of the Company.

          The Company does not expect any material product development activities to be delayed due to the Y2K compliance efforts, however if certain initiatives are delayed, the result could have an adverse effect to the Company.

          Contingency

          The Company's Y2K compliance activities are being monitored and evaluated. Contingency plans are being established and implemented as the risks are identified. Additional steps are being taken to further minimize the risks associated with the Y2K issue. For example, one of the Company's units in the information management group is developing plans to allow for additional customer support after January 1, 2000 in anticipation of questions they may receive from their customers, even if the questions do not relate to the software the unit sells. In the case of Forest City, plans are in place under which merchandise can be ordered from an alternative vendor, thus increasing the likelihood that merchandise for sale will be available. All contingency plans will be presented to the Executive Committee for approval.

          Summary

          There can be no assurances that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy all Y2K compliance issues that are discovered. However, the Company, in good faith, is working to identify all issues. To the extent that the Company is unable to resolve its Y2K issues prior to January 1, 2000, operating results could be materially and adversely affected. In addition, the Company could be adversely affected if other entities (i.e. vendors or customers) not affiliated with the Company do not appropriately address their own Y2K compliance issues in advance of their occurrence.

          FINANCIAL CONDITION AND LIQUIDITY

          In February 1998, the Company entered into a three-year bank credit agreement in an amount not to exceed $50 million, including a $5 million sublimit for the issuance of standby and commercial letters of credit. At September 30, 1998, the Company had outstanding borrowings of $28.3 million under the bank credit agreement. The effective interest rate for borrowings under the bank credit agreement for the three and nine months ended September 30, 1998, was approximately 8%. The Company's capitalization at September 30, 1998, consisted of $33.8 million in long-term debt (less current portion) and $86.9 million in stockholders' equity. The total debt-to-equity ratio (which includes current portion of long-term debt) was 29% at September 30, 1998.

          For the nine months ended September 30, 1998, the Company incurred capital expenditures of $3.6 million. The expenditures included cost of building expansion and computer equipment required for internal growth. In addition, Forest City incurred costs associated with relocating two stores and opening one new store in their new prototype design and purchased computer equipment to facilitate the receiving and monitoring of store inventories.

          As of September 30, 1998, the Company has incurred legal and consulting costs of approximately $1.5 million in relation to a continuing acquisition opportunity. These direct costs will be included in the cost of the acquired business upon subsequent successful completion of the transaction. There can be no assurance that the Company will be able to complete this transaction on terms acceptable to the Company and the acquisition candidate.

          The Company is from time to time engaged in discussions with respect to selected acquisitions and expects to continue to assess these and other acquisition opportunities as they arise. The Company may also require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company. Absent any acquisitions, the Company anticipates that cash flows from operations, working capital and unused borrowing capacity under its existing bank credit agreement will provide sufficient funds to meet its needs for at least the next year.

          Part II.    OTHER INFORMATION

Item 1.   Legal Proceedings

          For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 10 of this document.

Item 5.   Other Information

          An eligible stockholder of the Company who wishes to submit a proposal to be included in the Company's proxy materials for the 1999 annual meeting of stockholders must submit it, in accordance with the SEC's Rule 14a-8, so that it is received by the Company at its principal executive offices not later than November 17, 1998.

          An eligible stockholder who wishes to make a proposal at the 1999 annual meeting of stockholders without complying with the requirements of the SEC's Rule 14a-8 (and therefore without including the proposal in the Company's proxy materials) should notify the Company's Secretary, at the Company's principal executive offices, of that proposal by February 10, 1999. If a stockholder fails to give that notice by that date, then the persons named as proxies in the proxy cards solicited by the Company's Board of Directors for that meeting will be entitled to vote the proxy cards held by them regarding that proposal, if properly raised at the meeting, in their discretion or as directed by the Company's management.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit
                 Number      Exhibit
                -------      -------

                 10.18 Employment agreement between the Company and Theodore L. Bathurst, dated October 7, 1998.

                 27          Financial Data Schedule (for SEC information only)

          (b) There were no reports filed on Form 8-K during the third quarter of 1998.

Item 3 of Part I and Items 2, 3 and 4 of Part II were not applicable and have been omitted.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  TYLER CORPORATION


                  By: /s/ Theodore L. Bathurst
                      ---------------------------------------------------------
                      Theodore L. Bathurst
                      Vice President and Chief Financial Officer
                      (principal financial officer and an authorized signatory)


                  By: /s/ Brian K. Miller
                      ---------------------------------------------------------
                      Brian K. Miller
                      Vice President, Chief Accounting Officer and Treasurer (principal accounting officer and an authorized signatory)



Date:     November 13, 1998

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER      EXHIBIT
-------      -------
10.18       Employment agreement between the Company and
            Theodore L. Bathurst, dated October 7, 1998.

27          Financial Data Schedule (for SEC information only)