Form 10-K405
period 1998-12-31
TYLER CORP /NEW/
filed 1999-03-31
CIK 860731

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998
                                       OR
       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                   ---------
                         Commission File Number 1-10485

                               TYLER CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                75-2303920
         (State or other jurisdiction                   (I.R.S. employer
              of incorporation or                      identification no.)
                 organization)

            2800 W. MOCKINGBIRD LANE                          75235
                 DALLAS, TEXAS                              (Zip code)
             (Address of principal
              executive offices)

       Registrant's telephone number, including area code: (214) 902-5086
                                   ---------
               Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                        on which registered
             -------------------                        -------------------

        COMMON STOCK, $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE


          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                                   ---------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES X NO
                                ---   ---

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 24, 1999 WAS $113,283,000.

         THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 24, 1999 WAS 35,542,464.

                      DOCUMENTS INCORPORATED BY REFERENCE

         CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 19, 1999.

===============================================================================

                               TYLER CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                     PART I
         Item 1   Business.........................................................................    2
         Item 2   Properties.......................................................................   12
         Item 3   Legal Proceedings................................................................   12
         Item 4   Submission of Matters to a Vote of Security Holders..............................   13

                                    PART II
         Item 5   Market for Registrant's Common Equity and
                    Related Stockholder Matters....................................................   14
         Item 6   Selected Financial Data..........................................................   15
         Item 7   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................   16
         Item 7A  Quantitative and Qualitative Disclosures About Market Risk.......................   28
         Item 8   Financial Statements and Supplementary Data (see Index to
                    Financial Statements below)....................................................   28
         Item 9   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure.......................................................   28

                                    PART III
         Item 10  Directors and Executive Officers of the Registrant...............................   29
         Item 11  Executive Compensation...........................................................   29
         Item 12  Security Ownership of Certain Beneficial Owners
                    and Management.................................................................   29
         Item 13  Certain Relationships and Related Transactions...................................   29

                                     PART IV
         Item 14  Exhibits, Financial Statement Schedule and Reports on Form 8-K...................   30

         Signatures................................................................................   32

                         INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
         Report of Independent Auditors............................................................   34
         Consolidated Statements of Operations for the years ended December 31, 1998, 1997
               and 1996............................................................................   35
         Consolidated Balance Sheets as of December 31, 1998 and 1997..............................   36
         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998,
               1997 and 1996.......................................................................   37
         Consolidated Statements of Cash Flows for the years ended December 31, 1998,
               1997 and 1996.......................................................................   38
         Notes to Consolidated Financial Statements................................................   39
         Schedule II - Valuation and Qualifying Accounts for the years ended
               December 31, 1998, 1997 and 1996....................................................   70

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Tyler Corporation ("Tyler" or the "Company") is a major provider of technology, software, data warehousing, electronic document management systems, information management outsourcing services, title plant and property records database information and other professional services for local governments and other enterprises. From 1966 (the year the Company was founded) until 1998, Tyler provided products and services to customers in a variety of industries through ownership of various diversified operating companies, which have since been sold or discontinued.

Company Growth Strategy

         In 1997, the Company adopted a strategy to build a nationally integrated information management services, systems, database, and outsourcing company initially serving county, local, and municipal governments. The Company believes that the information management industry today is fragmented and that small, private companies primarily serve the county and municipal governments and related markets. Given these industry characteristics, the Company intends to pursue a consolidation strategy that, if successful, could lead to significant revenue growth for the Company. The initial phase of this strategy was implemented on February 19, 1998 with the acquisition of three companies - Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG"), and Interactive Computer Designs, Inc. ("INCODE"), each of which is a major provider of technology and services to county, local, and municipal governments. Since February 19, 1998, the Company has continued its growth strategy through the acquisition or formation of the following companies:

o Kofile, Inc. ("Kofile") - a provider of document management solutions software and related maintenance and support to governmental and commercial users; acquired June 5, 1998

o Ram Quest Software, Inc. ("Ram Quest") - a provider of software applications that facilitate and automate much of the work performed by title companies; acquired July 1, 1998

o CompactData Solutions, Inc. ("CompactData") - a provider of public information on CD ROM utilizing its own powerful search engine to obtain information for research and marketing purposes; acquired July 1, 1998

o Computer Management Services, Inc. ("CMS") - a provider of integrated information management systems and services to county and municipal governmental agencies; acquired August 1, 1998

Recent Developments

         On March 8, 1999, Tyler acquired Eagle Computer Systems, Inc. ("Eagle"), a provider of integrated information management systems and services to over 120 counties in 14 states, primarily in the western United States. The transaction will be accounted for using the purchase method of accounting and, accordingly, the results of operations of Eagle will be included in the Company's results of operations from the date of the acquisition.

         On March 26, 1999, Tyler sold all of the common stock of its former subsidiary, Forest City Auto Parts Company ("Forest City") to HalArt, L.L.C. Accordingly, the historical operating results of Forest City are reported in discontinued operations.

Market Overview

         The state, local, and municipal government market is one of the largest and most decentralized information technology markets in the United States, consisting of all 50 states with approximately 19,000 municipalities and 3,200 counties. This market is also comprised of hundreds of various governmental agencies, each with specialized, delegated responsibilities and unique information management requirements.

         Traditionally, local governmental bodies and agencies performed state-mandated duties, including property assessment, record keeping (i.e., property and vital statistics), road maintenance, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting counties, each of which demands a service response. These areas include solid waste disposal, clean air and water, transportation, criminal justice and corrections, administration and finance, public safety, health and human services, and public works. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these governmental units. As a result, these governmental bodies and agencies recognize the increasing value of information management services and systems to, for example, improve revenue collection, provide increased access to information, and streamline delivery of government services to their constituents. From integrated tax systems to integrated criminal justice information systems, many counties and municipal governments have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies to share data and provide a more comprehensive approach to information management. Many of the county and municipal government agencies also have individual information management requirements, which must be tailored to the specific services being provided.

         In 1996, G2Research estimated the annual expenditures by state, local, and municipal governmental bodies and agencies for information technology and resources at approximately $34.5 billion. G2Research estimates such total spending by these entities to increase by at least 5.5% annually with total spending to exceed $45 billion by 2001. Included in the estimated 1996 annual expenditures of $34.5 billion are expenditures on packaged software estimated at $5 billion and spending for external services in which the government agencies have turned to the vendor community to provide information technology solutions estimated at $6.7 billion. In addition, G2Research estimates increases of at least 10% annually on software expenditures to exceed $8 billion by 2001, and increases of 13% annually for external services spending to exceed $12.3 billion by 2001.

CORE SERVICES

         Tyler classifies its businesses into two fundamental areas based on the nature of the products and services offered:

o        Information and Property Records Services

o        Information Software Systems and Services

     Comparative segment revenues, profits, and related financial information for 1998, 1997 and 1996 are provided in Note 16 in Notes to Consolidated Financial Statements.

INFORMATION AND PROPERTY RECORDS SERVICES SEGMENT

GENERAL

         The information and property records services segment provides a wide range of information management outsourcing services, primarily to county governments as well as to some commercial users. These outsourcing services currently include records management and micrographic reproduction, computerized indexing, and imaging of real property records maintained by county clerks and recorders, as well as information management outsourcing and professional services required by other county government units and agencies. This segment also provides title plant data and update services to title companies.

         The Company operates in the information and property records services segment through Resources, a wholly-owned subsidiary that serves as a holding company for acquired businesses that operate in this segment. In December 1994, Resources acquired Government Records Services, Inc. ("GRS"), the leading provider of property records management and other title related services to county governments and other commercial enterprises in Texas. In August 1995, Resources acquired the business and assets of Texas Dimensions, a provider of government information services to tax appraisal districts in Texas. In September 1995, Resources acquired the government information management outsourcing services business in Texas, Oklahoma, Louisiana, and New Mexico of BRC Holdings, Inc., a publicly traded company (together with its subsidiaries "Holdings"), making the Company the largest provider of those services in Texas. In July 1997, Resources acquired the assets and business of the title information services division of Holdings, and began providing title plant data and update services to title companies throughout Texas, principally in the Dallas-Fort Worth metropolitan area. In July 1998, the Company acquired Ram Quest, a provider of software applications that facilitate and automate much of the work performed by title companies.


         Historically, the information and property records services segment's primary emphasis has been supplying records management, document workflow, and imaging products and services to county clerk and district clerk offices in Texas. In 1998, Resources expanded its property records management services business to Cook County, Illinois as a result of an agreement with the Cook County recorder's office. In June 1998, Resources acquired from Eastman Kodak Company a line of document management software and related customer installations and service contracts that provide document access and storage on various computer platforms. These product lines provide indexing and retrieval software for digitized documents and microfilm documents and serve over 1,000 commercial and governmental users. The Company intends to continue to aggressively expand its business into other geographic regions throughout the United States, either by acquisition or internal growth.

PRODUCTS AND SERVICES

         The information and property records services segment offers the following products and services:

o Property Records Software and Services. The Company's product offerings record and index real property transactions, maintain archival copies of the filed documents, and makes those records available for public inspection and copying. The Company also provides a wide range of software products that provide document access and storage on various computer platforms to commercial users and governmental agencies. These products provide indexing and retrieval software for digitized documents and microfilm documents.

o Re-creation Services. The Company provides image-enhanced, archival-quality reprints of old records, including photostatic prints, with microfilm backup copies for improved security in case of loss by fire, water damage, or other catastrophe.

o Information Management Outsourcing and Professional Services. The Company offers direct and complete facilities management of a county government's financial, judicial, law enforcement, personnel, tax, clerical, and administrative information by, in effect, becoming its information systems department.

o Title Plant Services. The Company provides title companies with a variety of title plant data and update services (the information needed to perform title searches in order to underwrite title insurance policies), sells copies of these title plants and related data and update services to title companies or other firms that need title search capabilities, and provides software to facilitate and automate much of the work performed by title companies, including storing all information necessary for a closing, tracking the progress of a closing, producing all necessary closing documents, and other closing related services.

o Document Management and Imaging Solutions Software Products. The Company's products and services are used for image storage and retrieval in a wide range of document-intensive applications that are designed to deliver a total document management solution for many work group and departmental applications, particularly where hybrid media support is a requirement.

o Public Data Products. The Company distributes appraisal district and motor vehicle data on CD ROM utilizing its own search engine to obtain information for research and marketing purposes, including the creation and manipulation of special reports, telemarketing lists, and mailing labels.

SALES, MARKETING, AND CUSTOMERS

         The information and property records services segment markets its products and services through its direct sales and marketing personnel. This segment targets long-term contracts with larger governmental units and title companies. Although many of its customers are small and do not have long-term contracts, they have long-term, continuing relationships with Resources and its sales and marketing personnel. Many of the county government customers and title plant customers have been served by the information and property records services segment and its predecessors for more than 20 years, with some customers dating back to 1962. Customer turnover is considered by management to be extremely low.

         Other than the contract with Cook County, Illinois, which accounted for approximately 12% of this segment's total revenues, no other single customer accounted for 10% or more of the segment's total revenues in 1998. Although installation of the Cook County contract was completed in 1998, maintenance and support activities will continue through 2003. The five largest customers of this segment, including Cook County, accounted for approximately 25% of the segment's total revenues in 1998. These customers are currently under long-term contracts expiring at various times from 1999 through 2002. Three of these five contracts permit early termination by the customer in the following respective circumstances: (i) upon 10 days' notice to Resources for any reason; (ii) at the end of a budget year; and (iii) if required for the "public good" or because of change in applicable laws.

         In February 1999, Title Records Corporation ("TRC"), a subsidiary of Resources, amended a contract with its largest customer group for the provision of title plant information and update services to extend the expiration date of the contract from April 30, 2000 to January 31, 2009. Beginning August 1, 2003, the customer group may terminate the contract early by providing 180 days notice and paying a termination fee equal to 50% of the then remaining obligation due under the contract. With the same customer group, TRC entered into seven new contracts for the provision of title plant data and update services for various other counties. These contracts, which were effective February 1, 1999 and terminate on January 31, 2009, constitute the sale of certain title plant copies and 10-year update agreements. Beginning August 1, 2003, a customer may terminate a contract early by providing TRC with 180 days' notice and paying a termination fee equal to 50% of the then remaining obligation due under the contract. It is TRC's belief that any exercise of the early termination provision in any of the above-described contracts is highly improbable due to the unfavorable economic impact on the customer.

COMPETITION

         The Company competes with numerous local and regional businesses that provide or offer at least some of the products and services provided by the information and property records services segment. The Company also occasionally competes with internal, centralized information service departments of county governments, which requires the Company to persuade the end-user department to discontinue the service by its own personnel and outsource the service to the Company and its subsidiaries. The Company competes on a variety of factors, including price, service, name recognition, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. County governments often are required to put their contracts up for competitive bid. Competition may be increased if a customer seeks bids on only one aspect of its system (such as imaging or indexing) rather than bidding on all of the services as an integrated whole as single function bidding generally results in more bidders and more intense price competition.

         In connection with the acquisition of the title information services division of Holdings in July 1997, Resources acquired the Dallas, Texas data processing center of Holdings and agreed to provide to Holdings certain data entry services for customers of property records services provided by Holdings. Resources also agreed not to solicit these customers, which are located primarily in the northeastern and southeastern United States, prior to August 1999.

INFORMATION SOFTWARE SYSTEMS AND SERVICES SEGMENT

GENERAL

         The information software systems and services segment provides county, local, and municipal governments with software, systems, and services to serve their diverse information technology and automation needs. This segment currently operates through three companies - TSG, CMS, and INCODE. These companies assist local and county governments with all aspects of software and hardware selection, network design and management, installation and training, and on-going support and related services. In connection with these services, these companies integrate their own products with computer equipment from hardware vendors, third-party database management applications, and office automation software.

PRODUCTS AND SERVICES

         The information software systems and services segment offers the following products and services:

o Judicial Information Management. The Company's offerings provide a complete suite of information management products designed to meet the needs of various aspects of the judicial system. While each of these products may be installed on a stand-alone basis, most of the products are generally installed in the different government offices located in and around a county courthouse to take full advantage of the benefits of an integrated system of products, which eliminates some of the duplicate input and record keeping and helps increase the efficiency of the offices.

o Court Systems. The Company provides several integrated products designed to track and manage the information involved in criminal and civil cases, including applications that are designed to track cases, process fines and fees, generate judgment and sentencing paperwork in conjunction with criminal cases, generate numerous citations, notices and forms required in a civil case, and generally track the status of each criminal and civil case in the court system. In addition, other court system applications manage court calendars, coordinate judges' schedules, generate court dockets, manage the justice of the peace processes and automate the district attorney or prosecutors functions.

o Law Enforcement Systems. The Company's systems automate all aspects of a law enforcement agency, including jail management, inmates' medical processing applications, incident and offense applications to track officers' activities, and report and warrant tracking applications. A Computer Aided Dispatch/Emergency 911 system tracks calls and the status of emergency response vehicles, interfaces with local and state searches, and generally assists dispatchers in processing emergency situations.

o Other Judicial Information Products. Other Company judicial information products include a jury selection application, hot check processing application, and adult and juvenile probation processing application.

o Property Appraisal and Tax. The Company provides systems that automate the appraisal and assessment of real and personal property, including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing, and electronic state level reporting. These systems can also be image- and video-enabled for the storage of the many property related documents involved as well as for the on-line storage of electronic photographs of properties for use in defending values in protest situations. Other related applications are tax billing and collection agencies, including counties and cities, school tax offices, as well as special collection agencies. These systems support billing, collections, lock box operations, mortgage company electronic payments, and provide various reporting requirements.

o Fund Accounting. The Company offers a complete accounting package system that includes modules for accounts payable, budgetary accounting (general ledger), payroll/personnel, purchasing, project/grant accounting, fixed assets, revenues, bank manager and human resources, all of which conform to government auditing and financial reporting requirements and generally accepted accounting principles.

o Utility Customer Information System. These systems automate the billing and collection of the various metered utilities and non-metered services provided by municipal governments.

o Specialized Municipal Information Products. These systems automate the functions of city hall, including municipal court, equipment and project costing and inventory, special assessments, and tax billing and collection. Other applications offered at the city level include cemetery records, ambulance billing and fleet maintenance, tracking of citizen complaints, permits and inspections, and business licenses.

o Specialized County Products. The Company offers specialized products that allow government offices in and around a courthouse to further integrate and automate their operations, including child support tracking, voter registration and election result tabulations, motor vehicle registration, and an indexing application for all official public records such as deeds, birth and death certificates.

o Imaging and Voice Response Products. The Company provides a variety of products that interface with and enhance its other products, including electronic document imaging systems that integrate scanning, retrieval, and display of document images into other applications where needed. Other products add an electronic video imaging system, which integrates the capture and display of pictures with other applications.

o Internet Web Development. The Company offers specialized application database interfaces that allow the public records portion of information contained in various Company systems to be made available to the public via the Internet.

SALES, MARKETING, AND CUSTOMERS

         The information software systems and services segment markets its product and services through direct sales and marketing personnel located in Texas, Georgia, Oregon, and the midwest United States. Other in-house staff focus on add-on sales, forms, supplies, and professional services.

         Sales of new systems are typically generated from referrals from different governmental offices or departments within a county or municipality, referrals from adjoining counties and local governments, relationships established between sales representatives and county or local officials, contacts at trade shows, direct mailings, and direct contact from a prospect already familiar with the Company. The Company is active in virtually all state, county, and local government associations, including annual meetings, trade shows, and educational events. In addition, the Company often hosts customer luncheons at larger, statewide meetings such as the Texas Association of Appraisal Districts and the Texas County and District Clerks Association.

         Customers consist primarily of county and local government offices and other municipal agencies. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff's office, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxes, municipal court, and police. No single customer accounted for more than 10% of the segment's total revenues for 1998. Contracts for products and services are generally implemented over six months to one year with annually renewing service and software update agreements thereafter. Although by the terms of these agreements either the Company or the customer is entitled to terminate upon 90 days' notice after the first anniversary of the agreement, historically most agreements are automatically renewed annually. Currently, approximately 25% of this segment's revenue is attributable to ongoing support and maintenance agreements.

COMPETITION

         The Company competes with numerous local and regional firms that provide or offer at least some or all of the products and services provided by the information software systems and services segment. The Company also occasionally competes with internal, centralized information service departments of county or local governments, which requires the Company to persuade the end-user department to discontinue service by its own personnel and outsource the service to the Company. The Company competes on a variety of factors, including price, service, name recognition, confidence in the supplier, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. The Company's ability to offer an integrated system of applications for several offices/departments is often a factor in its favor. County and local governmental units often are required to put their contracts up for competitive bid. Competition may be increased if a customer seeks bids on only one aspect of its system (such as only motor vehicle registration) rather than bidding all of the services as an integrated whole as single function bidding generally results in more bidders and more intense price competition. TSG and INCODE are Qualified Information Systems Vendors for the Texas General Services Commission on state purchasing contracts and, as a result, in some cases county government offices may contract with TSG or INCODE directly without a bid process.

SUPPLIERS

         All computers, peripherals, printers, scanners, operating system software, office automation software, and other equipment necessary for the implementation and provision of information software systems and services are presently available from several third party sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. The Company has not experienced any significant supply problems.

BACKLOG

         At December 31, 1998, the estimated sales backlog for the information software systems and services segment was approximately $13.0 million compared to $6.2 million at December 31, 1997, on a pro forma basis. Backlog increased primarily due to a significant increase in new sales awards in 1998 compared to 1997, on a pro forma basis. In addition, constraints on the number of qualified trainers available have slightly lengthened the installation process. The backlog represents contracts that have been signed but not delivered as of year-end. The majority of these contracts are expected to be installed within the next six to twelve months.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES

         The Company regards certain features of its internal operations, software, and documentation as confidential and proprietary, and relies on a combination of contractual restrictions, trade secret laws, and other measures to protect its proprietary intellectual property. The Company does not rely on patents. The Company believes that, due to the rapid rate of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as knowledge, ability and experience of the Company's employees, frequent product enhancements, and timeliness and quality of support services. The Company typically licenses its software products under exclusive license agreements, which are generally non-transferable and have a perpetual term. Although the Company rarely provides source code to customers, it has escrowed its source code for the benefit of several customers in the event of business failure.

EMPLOYEES.

         At December 31, 1998, excluding employees at Forest City, the Company had 510 employees, of whom 287 were employed in the information and property records segment and 212 were employed in the information software systems and services segment. None of the Company's employees are represented by a labor union or is subject to collective bargaining agreement. Management considers its relations with its employees to be positive.

ITEM 2. PROPERTIES.

         Excluding Forest City, at December 31, 1998, the Company occupied approximately 174,000 square feet of office and warehouse space of which approximately 74,000 square feet is owned. With its principle executive office located in Dallas, Texas, the Company leases other offices and facilities for its operating companies in Lubbock, Plano, Richardson, McKinney and Houston, all located in Texas; Ames, Iowa; and Rochester, New York.

ITEM 3. LEGAL PROCEEDINGS.

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of Tyler Pipe Industries, Inc. (a wholly-owned subsidiary of the Company known as TPI of Texas, Inc. ("TPI")), Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. NJDEPE agreed for TPI to conduct a feasibility study to assess remediation options and propose a remedy for the site and the impacted areas. This study will be completed and submitted to the NJDEPE in the first quarter of 1999. TPI has not agreed to commit to further action at this time. TPI never held title to the site and denies liability.

         In connection with the sale of the assets of TPI to Ransom Industries, Inc. (formerly known as Union Acquisition Corporation) (the "Buyer"), an affiliate of McWane, Inc., on December 1, 1995, pursuant to an acquisition agreement among the Company, TPI and the Buyer (the "Acquisition Agreement"), the Buyer agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, the Buyer agreed to reimburse TPI the first $3.0 million of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3.0 million. Under any circumstances, however, the maximum amount that the Buyer agreed to reimburse TPI in connection with this matter is $6.5 million. As of December 31, 1998, the Buyer has reimbursed TPI approximately $1.7 million which represents principally all the expenses to-date associated with the investigation of the site. The Buyer, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance. Although the insurance carriers have initially denied coverage, TPI is in negotiations with the major carrier. Recoveries from predecessor companies and insurance companies are shared by TPI and the Buyer.

         Pursuant to the Acquisition Agreement, the Buyer agreed to manage and direct the prosecution or defense of certain matters on behalf of TPI, and to reimburse related costs and expenses. The Buyer agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter, and one-half of such expenses in excess of $750,000. The maximum amount that the Buyer agreed to reimburse TPI in connection with all of these matters excluding Jersey-Tyler is $8.0 million. The Buyer did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. Although it is impossible to predict the outcome of legal or regulatory proceedings, the Company believes that substantially all of the costs, expenses, and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by the Buyer pursuant to the Acquisition Agreement or have been adequately provided for in the financial statements.

         Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation for which it will not be reimbursed by the Buyer. Since February 1997, over three hundred former employees of TPI have filed a series of separate personal injury lawsuits which allege that they were exposed to silica, asbestos, and/or other industrial dusts during their employment at TPI. Named as defendants with TPI and Swan Transportation Company ("Swan"), another wholly-owned subsidiary of the Company, are major suppliers of asbestos, sand and industrial respirator devices. These co-defendants have been sued under product liability theories of recovery and various theories to try to avoid workers compensation bars to recovery. The plaintiffs seek to recover money damages for the personal injuries they allegedly suffered as a result of their occupational exposure to silica, asbestos, and other industrial dusts. Little discovery has taken place, and it is not possible to predict the outcome at this time. The Company plans to defend this litigation vigorously, but the ultimate outcome is uncertain.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Tyler common stock is traded on the New York Stock Exchange. At December 31, 1998, Tyler had approximately 3,200 stockholders of record. A number of the Company's stockholders hold their shares in street name; therefore, there are substantially more than 3,200 beneficial owners of its common stock.

         The following table sets forth for the calendar periods indicated the high and low sales price per share of Tyler common stock as reported on the New York Stock Exchange.

                                                          High          Low
                                                        -------      --------
1997:      First Quarter.............................   $ 2 3/8      $  1 1/2
           Second Quarter............................     2 1/4         1 3/8
           Third Quarter.............................     3 3/4         2
           Fourth Quarter............................     5 7/8         3 3/8

1998:      First Quarter ............................   $ 8 3/4      $  5 5/16
           Second Quarter............................    11 3/8         7 1/2
           Third Quarter.............................    10 1/2         6 1/2
           Fourth Quarter............................     8 7/16        5

1999:      First Quarter (through March 24, 1999) ...   $ 6 7/16     $  4 5/16

         The Company made a rights redemption payment of $.01 per share in 1998. No cash dividends were paid in 1998 or 1997. The Company intends to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate declaring a cash dividend in the foreseeable future. Pursuant to the Company's existing senior credit facility, the Company is restricted from paying cash dividends to stockholders. Any future determination to pay dividends will be at the discretion of the Company's board of directors and will be dependent upon the existing conditions, including the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and such other factors as the board of directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA.


                                                    AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------
                                              (DOLLARS AND AVERAGE SHARES IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)

                                          1998        1997         1996            1995         1994
                                         -------    --------     --------        --------     --------
STATEMENT OF OPERATIONS DATA: (1)
Revenues ............................    $50,549    $     --     $     --        $     --     $     --
Costs and expenses:
   Cost of revenues .................     24,749          --           --              --           --
   Selling, general and
     administrative expense .........     14,461       2,959        6,858(2)        4,126        5,018
   Costs of a certain acquisition
    opportunity .....................      3,146          --           --              --           --
   Amortization of intangibles ......      3,173          --           --              --           --
   Interest (income) expense, net ...      1,831        (822)        (304)          1,003          678
                                         -------    --------     --------        --------     --------
Income (loss) from continuing
   operations before taxes ..........      3,189      (2,137)      (6,554)         (5,129)      (5,696)
Income tax provision (benefit) ......      2,033        (918)      (1,573)         (1,753)      (2,013)
                                         -------    --------     --------        --------     --------
Income (loss) from continuing
   operations .......................    $ 1,156    $ (1,219)    $ (4,981)       $ (3,376)    $ (3,683)
                                         =======    ========     ========        ========     ========
Per share data
  Income (loss) from
    continuing operations:
         Basic ......................    $   .04    $   (.06)    $   (.25)        $  (.17)    $   (.18)
         Diluted ....................        .03        (.06)        (.25)           (.17)        (.18)
  Average number of shares:
         Basic ......................     32,612      20,498       19,876          19,869       19,925
         Diluted ....................     34,400      20,498       19,876          19,869       19,925

                                                    AS OF DECEMBER 31,
                                  ------------------------------------------------------
                                    1998       1997       1996       1995         1994
                                  --------    -------    -------    --------    --------
BALANCE SHEET DATA: (1)
Total assets .................    $150,094    $47,150    $52,484    $109,559    $189,012
Long-term debt, excluding
  current portion ............      37,189         --         --          --      63,500
Shareholders' equity .........      76,346     31,403     32,041      93,362     110,298

(1) 1998 includes the results of operations from the information management, services, systems and outsourcing businesses from their respective dates of acquisition and excludes the results of operations from the discontinued automotive parts and supplies business. Prior years' selected financial data has been restated to reflect its discontinuation of the automotive parts and supply business and only includes data relating to the holding company (see Notes 2 and 3 in Notes to Consolidated Financial Statements).

(2) 1996 selling, general and administrative expenses include pretax restructuring and other charges of $3,616,000 (see Note 12 in Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD - LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, various inventory risks due to changes in market conditions, risks associated with Year 2000 issues, changes in tax risks and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

         When used in this Annual Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

         During 1998 Tyler operated two distinct businesses, the integrated information management services, systems and outsourcing business and the automotive parts and supplies business. In 1997, the automotive parts and supplies business accounted for all of Tyler's continuing revenues. Discontinued operations previously reported in 1997 included the results of the Company's products for fund raising business, which was sold in October 1997. In March 1999, Tyler sold Forest City to HalArt, L.L.C. As a result of the sale of Forest City, Tyler will no longer engage in the automotive parts and supplies business, and its business will be solely focused on the integrated information management services, systems, and outsourcing business. Therefore, historical financial information attributable to the automotive parts and supply business has been reported as discontinued operations in 1998, 1997 and 1996 together with the results of operations associated with the products for fund raising business which was disposed of in 1997, and all prior year financial information included herein has been restated to reflect these dispositions. In 1997 and 1996, continuing operations includes only corporate expense and interest income mainly attributable to proceeds from disposals of prior operating companies. Continuing operations in 1998 are comprised of the results of operations of its newly acquired information management businesses from their respective dates of acquisition as follows: Resources, TSG and INCODE - February 19, 1998; Kofile operations - June 5, 1998; CompactData and Ram Quest
- July 1, 1998; and CMS - August 1, 1998.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         In the latter part of 1997, Tyler adopted a strategy to build a nationally integrated information management services, systems, and outsourcing company initially serving county and local governments. Tyler believes that the information management industry today is fragmented and that small, private companies primarily serve the county and municipal governments and related markets. Given these industry characteristics, the Company intends to pursue a consolidation strategy that, if successful, could lead to significant revenue growth for the Company. The initial phase of this strategy was implemented on February 19, 1998, with the acquisition of three companies - Resources, TSG and INCODE, each of which is a major provider of technology and services to county, local and municipal governments. Following is a summary of acquisitions consummated in 1998:

         On February 19, 1998, the Company acquired Resources, a major provider of a wide range of information management outsourcing services, primarily to county as well as to some commercial users. These outsourcing services currently include records management and micrographic reproduction, computerized indexing, and imaging of real property records maintained by county clerks and recorders, as well as information management outsourcing and professional services required by other county government units and agencies. Resources also provides title plant copies and title plant update services for title companies.

         On February 19, 1998, the Company also acquired TSG and INCODE, which provide county, local and municipal governments with software, systems and services to serve their information technology and automation needs. Their customer base is mainly located in Texas, Georgia and Oregon.

         On June 5, 1998, the Company acquired a line of document management software and related customer installations and service contracts from the Business Imaging Systems division of Eastman Kodak Company. Kofile, a newly formed subsidiary in the Company's Resources unit, provides development, support and marketing of document management software and related customer installations and service contracts throughout the United States. Kofile's customer base includes both commercial and governmental users.

         On July 1, 1998, the Company completed the purchases of CompactData and Ram Quest. CompactData specializes in building and marketing large-scale databases comprised of public record information, such as property appraisals and motor vehicle registrations, primarily in Texas. Ram Quest is a producer of advanced software for title companies that provides automated solutions for the closing, title plant management and imaging needs of its customers. Ram Quest has installed software systems primarily with customers throughout Texas. Ram Quest currently operates as a subsidiary of the Company's Resources unit.

         Effective August 1, 1998, the Company completed the purchase of CMS. CMS provides integrated information management systems and services to county and municipal governments throughout Iowa, Minnesota, Missouri, South Dakota, Illinois, Wisconsin and other states, primarily in the upper Midwest.

         During 1998, the Company also made other acquisitions, which are immaterial.

REVENUES

         For the year ended December 31, 1998, Tyler had revenues from continuing operations of $50.5 million, $28.4 million of which were attributable to the information and property records services segment and $22.1 million of which were derived from the information software systems and services segment. On a pro forma basis total revenues were $62.7 million compared to $48.1 million in 1997.

Information and Property Records Services Segment

         On a pro forma basis, total revenues from the information and property records services segment increased $6.2 million or 22%, for the twelve months ended December 31, 1998 compared to $28.2 million in the comparable prior year period. A large portion of this increase is the result of revenue earned from a contract for the Cook County Recorder of Deeds in Chicago, Illinois to design and install an electronic document management and imaging system. Implementation of the system began in the second quarter and was completed in the fourth quarter of 1998. Although the installation of the Cook County contract was completed in 1998, maintenance and support activities will continue through 2003. Other sources of revenue increases were optical imaging services, title plant update services, title company software, customized programming associated with document management software and royalty income. Royalty income is derived from the sale of property tax information for real estate transactions. These increases were somewhat offset by lower re-creation revenue compared to last year. Re-creation services provide image-enhanced, archival-quality reprints of old and deteriorating records, including photostatic prints, with microfilm backup copies for improved security in case of fire, theft, water damage, or other catastrophe. Re-creation revenue is generally dependent on available county funds, which may result in uneven revenue streams from year to year.

Information Software Systems and Services Segment

         On a pro forma basis, total revenues from the information software systems and services segment increased $8.5 million, or 43%, for the twelve months ended December 31, 1998 compared to $19.9 million in the comparable prior year period. Results benefited from an overall movement by county and local governments to upgrade their current computer systems. The movement has been driven in part by customers' need to solve their Year 2000 ("Y2K") issues. The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Thus, a date using "00" may be recognized as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As with all new contracts, the Company expects Y2K related sales to increase its customer base, which will provide opportunities to increase future service and maintenance revenues and to make "add-on" sales of additional products. Maintenance revenue in 1998 was approximately 25% of total revenue for this segment. In 1998, TSG was awarded significant contracts with the counties of El Paso and Gregg, both located in Texas, and Multnomah County (Portland) in Oregon for combined expected revenues of approximately $8.0 million. Installation of these contracts began in the fall of 1998 and is expected to be significantly complete by the end of 1999. Revenues in 1998 include approximately $2.5 million associated with these three contracts. Additional revenue growth was derived from product upgrades and expansion into new markets in Georgia, Washington, Minnesota, Wisconsin and Illinois.

COST OF REVENUES

         For the year ended December 31, 1998, Tyler had cost of revenues from continuing operations of $24.7 million, $14.5 million of which were attributable to the information and property records services segment and $10.2 million of which were derived from the information software systems and services segment. On a pro forma basis, cost of revenues were $32.1 million compared to $24.6 million in 1997.

Information and Property Records Services Segment

          On a pro forma basis, total cost of revenues from the information and property records services segment increased $3.6 million, or 25%, for the twelve months ended December 31, 1998 compared to $14.5 million in the comparable prior year period. The gross margin from information and property records services was slightly lower at 47.3%, compared to the prior year period amount of 48.6%, on a pro forma basis. This decline in margin is mainly attributable to changes in product mix, primarily re-creation revenue, which was unusually high in 1997 and has a higher gross margin than other services.

Information Software Systems and Services Segment

         On a pro forma basis, total cost of revenues from the information software systems and services segment increased $3.9 million, or 38%, for the twelve months ended December 31, 1998 compared to $10.1 million in the comparable prior year period. The gross margin for information software systems and services in 1998 of 50.8% was up slightly from 49.3% for same period in the prior year, on a pro forma basis, primarily due to increased sales volume related to several large contracts in the fourth quarter of 1998. The gross margin increase was offset somewhat by a strong competitive market for computer professionals which resulted in increased salaries and other costs associated with attracting and retaining quality employees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $14.5 million in 1998, compared to $3.0 million in 1997. The increase is due to acquisition of the information management companies as the prior year consists only of corporate expense relating to the holding company's activities. On a pro forma basis, selling, general and administrative expenses as a percent of revenues has declined from approximately 29% in 1997 to approximately 27% in 1998, mainly due to increased sales volume. This decline was offset somewhat by increased costs associated with present and planned future growth.

COSTS OF A CERTAIN ACQUISITION OPPORTUNITY

         On July 31, 1998, the Company entered into a letter of intent with a Fortune 500 company to acquire certain businesses of the company in a transaction to be accounted for as a purchase business combination. These businesses had estimated annual revenues in excess of $500 million and represented a business opportunity which was aligned with the company's strategy in the information management business. Direct and incremental costs totaling $3.1 million associated with the combination, primarily consisting of fees paid to outside legal and accounting advisors for due diligence, were incurred by the Company and would have been considered as a cost of the acquisition upon the successful closing of the transaction. Subsequent to September 30, 1998, the potential seller elected not to sell any of the businesses. Accordingly, all costs associated with this opportunity have been expensed in the 1998 consolidated financial statements.

AMORTIZATION OF INTANGIBLES

         The Company accounted for all 1998 acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the net identifiable assets of the acquired companies ("goodwill") is amortized using the straight-line method of amortization over their respective useful lives.

NET INTEREST EXPENSE

         As a result of the debt incurred to finance acquisitions and their related transaction costs in 1998, the Company recorded net interest expense of $1.8 million compared to net interest income of $0.8 million in 1997.

INCOME TAX PROVISION

         The effective tax rate increased to 64% from a 43% benefit rate in the prior year mainly due to the non-deductibility of goodwill amortization relating to the 1998 acquisitions.

DISCONTINUED OPERATIONS

Forest City Divestiture

         In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts and supplies business, Forest City. Accordingly, this segment has been accounted for as a discontinued operation in compliance with Accounting Principles Board No. 30.

         On March 26, 1999, the Company sold all of the outstanding common stock of Forest City, to HalArt, L.L.C. for approximately $24.5 million. Proceeds consisted of $12.0 million in cash, $3.8 million in a short-term secured promissory note, $3.2 million in senior secured subordinated notes and $5.5 million in preferred stock. The short-term secured promissory note bears interest at 8 1/2%, becomes due in July 1999, is secured by a first lien on certain real estate and is subject to mandatory prepayment in certain conditions. In July 1999, the unpaid balance, if any, of the short-term secured promissory note will be converted to a senior subordinated note due in March 2002. The senior secured subordinated notes will carry interest rates ranging between 6% to 8%, become due in March 2002, and will be secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable March 2006. Both the subordinated notes and the preferred stock will be subject to partial or whole redemption upon the occurrences of specified events.

         The estimated loss on the disposal of Forest City is $8.9 million (net of taxes of $0.7 million), consisting of an estimated loss on disposal of the business of $8.5 million and a provision of $0.4 million, after taxes, for anticipated operating losses from the measurement date to the date of disposal. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations. In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. Also, because redemption of the preferred stock is highly dependent upon future successful operations of the buyer and due to the extended repayment terms, the Company is unable to estimate the degree of recoverability. Accordingly, the Company will record the value of the preferred stock as cash is received. Included in the costs and expenses directly associated with the decision to dispose are among other items, amounts due the chairman of the board of Forest City and former President of the Company in connection with the acceleration of his compensation package directly associated with completion of the sale.

IFS Divestiture

         Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary, IFS, which provided products for fund-raising programs, to I.F.S. Acquisition Corporation for approximately $8.4 million. This sale resulted in a loss on disposal of approximately $2.5 million. The estimated loss on disposal included estimates regarding the value of certain assets that were subject to change. In 1998, the Company made final adjustments to these assets, which resulted in a reduction of the previously estimated loss on disposal by $0.8 million. Management does not expect any further adjustments to the loss on disposal. Proceeds consisted of approximately $5.8 million in cash received at closing and approximately $2.6 million received in January 1998. The results of IFS are included in the Company's consolidated financial statements as discontinued operations.

NET INCOME AND OTHER MEASURES

         Net loss was $8.4 million in 1998 compared to $3.3 million in 1997. Diluted loss per share was $.24 and $.16 for 1998 and 1997, respectively. Net earnings from continuing operations was $1.2 million, or $.03 per diluted share, in 1998 compared to a net loss of $1.2 million, or $.06 per diluted share in 1997. Excluding the effect of the costs of a certain acquisition opportunity, income from continuing operations and diluted earnings per share in 1998 would have been $3.2 million or $.09, respectively.

         Earnings before interest, taxes, depreciation, amortization and costs of a certain acquisition opportunity ("EBITDA") for the year ended December 31, 1998, was $13.7 million. EBITDA consists of income from continuing operations before interest, costs of a certain acquisition opportunity, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

         Continuing operations in 1997 and 1996 include corporate expense associated with activities of the holding company and interest income mainly associated with proceeds from the disposal of prior operating companies. Results of operations relating to the automotive parts and supply business sold in March 1999 and the products for fund raising business sold in October 1997 are included in discontinued operations.

         After excluding restructuring and other charges of $3.6 million recorded in 1996, corporate expense in 1997 declined approximately 9% compared to 1996, due to reduced employee costs. Restructuring and other charges in 1996 included a $1.9 million non-cash charge related to a terminated defined benefit plan with the remaining charges primarily related to workforce reductions and reducing corporate office space requirements.

         The Company's income tax benefit of approximately $.9 million in 1997 was more than the amount computed by applying the statutory rate to its income from continuing operations due to the utilization of capital losses.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In April, 1998, Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities was issued. This SOP provides guidance on the financial reporting of start-up pre-contract costs and organization cost and requires that these costs be expensed as incurred. The provisions of SOP 98-5 are effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements beginning after June 15, 1999, although early adoption is allowed. The Company has not determined if it will adopt the provisions of this SFAS prior to its effective date. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

LIQUIDITY

         In February 1998, the Company entered into a three-year bank credit agreement in an amount not to exceed $50.0 million, including a $5.0 million sublimit for the issuance of standby and commercial letters of credit ("Senior Credit Facility"). At December 31, 1998, the Company had outstanding borrowings of $30.8 million and available borrowing capacity of $19.2 million under the bank credit agreement. The proceeds of the Senior Credit Facility are used to fund acquisitions, capital expenditures and to meet short-term working capital needs which may arise from time to time. Borrowings under the Senior Credit Facility, as amended, bear interest at either the bank's prime rate plus a margin of zero to .75% or the London Interbank Offered Rate plus a margin of 1.5% to 2.5% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The effective interest rate for borrowings under the bank credit agreement in 1998 was approximately 7.5%. The Senior Credit Facility is secured by a pledge of the common stock of all present and future operating subsidiaries and is guaranteed by all such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends.

         The Company has engaged in preliminary discussions with its primary lending bank regarding increasing its credit line. There can be no assurances that the credit line can be increased on terms acceptable to the Company.

         In addition, at December 31, 1998, the Company had several promissory notes payable, capital lease obligations and other installments notes totaling approximately $6.4 million (excluding current portion of approximately $1.9 million) with fixed rates of interest ranging from 6.1% to 12%. The Company made payments of approximately $2.0 million on these notes in 1998.

         In January 1998, the Company collected a $2.6 million note receivable from I.F.S. Acquisition Corporation relating to the sale of IFS in October 1997.

         In 1998, the Company incurred capital expenditures of $2.7 million for continuing operations. Expenditures included cost of building expansion and computer equipment required for internal growth.

         Tyler entered into a tax-benefit transfer lease in 1983 pursuant to which it is obligated to make income tax payments totaling $3.5 million over the next three years beginning in 1999. This obligation is included in deferred taxes at December 31, 1998.

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

         Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle") for approximately 1.1 million shares of Tyler common stock and $5.0 million cash in a business combination accounted for as a purchase. Eagle is based in Eagle, Colorado, and provides integrated information management systems and services to counties and states located primarily in the western United States. Eagle was founded in 1978 and employs approximately 50 people.

CAPITALIZATION

         Historically, Tyler's capital structure has varied depending on the Company's strategies and actions. Acquisitions for cash generally have increased debt, while cash-generating capabilities of Tyler's operating subsidiaries and dispositions of companies or assets have provided funds to reduce debt. The Company's capitalization at December 31, 1998, consisted of $39.1 million in long-term debt and capital lease obligation (including current portion) and $76.3 million in stockholders' equity. The total debt-to-capital ratio was 34% at December 31, 1998.

         Excluding acquisitions, Tyler anticipates that 1999 capital spending will be approximately $7.7 million, which is expected to be funded from internal operations and/or bank financing. Included in these expenditures is approximately $3.4 million relating to construction of a national data repository ("Database"). Such costs include certain payroll related programming costs as well as the costs to purchase data from external sources to initially populate the Database. Upon completion, the Database will include, among other items, a wide range of public information such as real property tax and assessment data, chain of title property records and images. The Company does not anticipate Database revenues to be significant in 1999. Additionally, further expenditures will be necessary subsequent to 1999 to update and expand the database.

YEAR 2000 COMPLIANCE

Introduction

         The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's hardware, software and embedded systems ("systems") that have time/ date-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with its scheduled modification to and selective replacement of existing computer systems, the Y2K issue will not pose material operational problems for the Company's systems, as so modified and/or replaced.

         The Company has established a Program Office to centralize and coordinate its efforts and to further define, evaluate and conduct audits of the Company and its progress toward Y2K compliance. The Program Office is chaired by the Chief Financial Officer and reports periodically to the Executive Committee of the Board of Directors. The Program Office has established a Y2K Task Force, comprised of representatives from each of the Company's principal operating units, which is charged with evaluating and implementing the Company's Y2K effort and reporting the results thereof to the Program Office. The Executive Committee of the Board of Directors is charged with evaluating the progress reported by the Program Office and addressing any issues as they arise.

Status of Progress

         At the request of the Program Office, each of the Company's operating units has independently developed a Y2K plan. Pursuant to these plans, each operating unit has conducted an inventory and assessment of its internal and external technology, all of its computer-based systems, imbedded microchips and other processing capabilities to identify the computer systems that could be affected by the Y2K issue. The operating units have also substantially completed testing of their products for Y2K compliance, and some have completed testing of their delivery systems. Certain customers currently have Y2K compliant versions of the Company's products. The Company's Y2K plan calls for a majority of customers to have compliant versions installed by July 1999 and the remainder by December 1999. Each operating unit is at a different stage in the implementation of their Y2K plan. Overall, however, as of December 31, 1998, the Company was approximately 55% complete.

         The Company primarily uses third party software for its internal computer systems. A majority of the installed systems are purported to be Y2K compliant. The Company has purchased, and is now installing at one of its principal operating units, an enhanced accounting application from Platinum Technologies that is Y2K compliant to replace the current system. Installation is expected to be completed by September 1999.

         The Company cooperates with many third party vendors and suppliers to provide products and services to its customers and to the Company itself. The Company has circulated and has received written confirmation from a selected number of such parties and is expecting responses from the remainder. All responses will be evaluated as received to determine if additional action is required.

Costs to Address

         Given the nature of ongoing system development activities throughout the businesses, it is difficult to quantify, with specificity, all of the costs being incurred to address this issue. A significant portion of these costs will represent the redeployment of existing information technology resources. The Company's employees have conducted the majority of the work performed thus far in executing the implementation plans.

         The costs incurred to date are estimated to be approximately $2.6 million, and the estimated costs to complete will comprise an additional $1.4 million. A majority of the estimated costs to complete will be capitalized because such costs represent hardware and software packages. Some of the prior costs were incurred by the Company's operating units before they were acquired by the Company. The new accounting application is being purchased primarily to accommodate expansion and anticipated future acquisitions and secondarily to obtain Y2K compliance. However, the total cost for the accounting application is included in the aforementioned amount. The total cost estimate of the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, acquisitions, or recommendations by business partners. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

Risks

         The Y2K issue creates risk for the Company from unforeseen problems in its own computer, telephone and security systems and from third parties upon which the Company relies. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired software, or from which it may acquire software, that the software will correctly process all date information at all times. The Company exerts no control over such third party's efforts to become Y2K compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Y2K issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.

         In addition, the Company is in the process of confirming with certain of its customers and suppliers their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. Failure to appropriately address the Y2K issue by a major customer or supplier or a material percentage of the smaller customers could have a material adverse effect on the financial condition and results of operations of the Company.

         The Company does not expect any material product development activities to be delayed due to the Y2K compliance efforts; however, if certain initiatives are delayed, the result could have an adverse effect to the Company.

Contingency

         The Company's Y2K compliance activities are being monitored and evaluated by the Program Office and ultimately by the Executive Committee. Contingency plans are being established and implemented as the risks are identified. Additional steps are being taken to further minimize the risks associated with the Y2K issue. For example, all of the Company's operating units are developing plans to allow for additional customer support after January 1, 2000 in anticipation of questions they may receive from their customers, even if the questions do not relate directly to their products or services.

Summary

         There can be no assurances that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy all Y2K compliance issues that are discovered. However, the Company is working to identify all issues. To the extent that the Company is unable to resolve its Y2K issues prior to January 1, 2000, operating results could be materially and adversely affected. In addition, the Company could be adversely affected if other entities (i.e., vendors or customers) not affiliated with the Company do not appropriately address their own Y2K compliance issues in advance of their occurrence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates due to the variable borrowing rates on its revolving credit facility, but because of the present nature of its operations, it is not exposed to changes in equity prices and foreign currency exchange rates. Interest rate risk can be estimated by measuring the impact of a near-term adverse movement of 2% in short-term market interest rates. If short-term market interest rates average 2% more in 1999 than in 1998, there would be no material adverse impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company, together with the report of independent auditors and financial statement schedule, are included on pages 34 through 70 of this report. Financial statement schedules other than the schedule included have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

        FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

         The information required by Items 10 through 13 of Part III is incorporated herein by reference from the indicated sections of Tyler's definitive proxy statement for its annual meeting of stockholders to be held on May 19, 1999 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report or the Stock Performance Graphs, included in the Proxy Statement.

                                                                                       Headings in
                                                                                     Proxy Statement
                                                                         ----------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.               "Directors and Executive Officers"

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

    3.3 Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein).

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

    4.3 Credit agreement among Tyler Corporation and NationsBank of Texas, N.A., dated February 13, 1998 (filed as Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein).

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

  10.16 Employment agreement between the Company and Brian K. Miller, dated December 1, 1997. (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein).

  10.18 Employment agreement between the Company and Theodore L. Bathurst, dated October 7, 1998, filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 30, 1998, and incorporated herein).

 *10.19 Employment agreement between the Company and C.A. Rundell, Jr., dated December 9, 1998.

 *21       Subsidiaries of Tyler

 *23       Consent of Ernst & Young LLP

 *27       Financial Data Schedule

           Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

 *         Filed herewith.

 (b)       Reports on Form 8-K

           Tyler did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TYLER CORPORATION

         Date: March 26, 1999      By: /s/ John M. Yeaman
                                       -----------------------------------------
                                           John M. Yeaman
                                           President and Chief Executive Officer
                                           (principal executive officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  March 26, 1999     By: /s/ Louis A. Waters
                                       -----------------------------------------
                                           Louis A. Waters
                                           Chairman of the Board




         Date:  March 26, 1999     By: /s/ John M. Yeaman
                                       -----------------------------------------
                                           John M. Yeaman
                                           President and Chief Executive Officer
                                           (principal executive officer)



         Date: March 26, 1999      By: /s/ Theodore L. Bathurst
                                       -----------------------------------------
                                           Theodore L. Bathurst
                                           Vice President and Chief
                                           Financial Officer
                                           (principal financial officer)



         Date: March 26, 1999      By: /s/ Brian K. Miller
                                       -----------------------------------------
                                           Brian K. Miller
                                           Vice President and Chief Accounting
                                           Officer and Treasurer
                                           (principal accounting officer)

         Date: March 26, 1999      By: /s/ Ernest H. Lorch
                                       -----------------------------------------
                                           Ernest H. Lorch
                                           Director



         Date: March 26, 1999      By: /s/ F. R. Meyer
                                       -----------------------------------------
                                           F. R. Meyer
                                           Director



         Date: March 26, 1999      By: /s/ William D. Oates
                                       -----------------------------------------
                                           William D. Oates
                                           Director



         Date: March 26, 1999      By: /s/ C.A. Rundell, Jr.
                                       -----------------------------------------
                                           C.A. Rundell, Jr.
                                           Director

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Tyler Corporation

         We have audited the accompanying consolidated balance sheets of Tyler Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tyler Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        Ernst & Young LLP


Dallas, Texas
March 19, 1999, except for the second paragraph of Note 3, as to which the date is March 26, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
In thousands, except per share amounts

                                                                       1998         1997         1996
                                                                     --------     --------     --------
Revenues ........................................................    $ 50,549     $     --     $     --
Cost of revenues ................................................      24,749           --           --
                                                                     --------     --------     --------

     Gross profit ...............................................      25,800           --           --

Selling, general and administrative expense .....................      14,461        2,959        6,858
Costs of a certain acquisition opportunity ......................       3,146           --           --
Amortization of intangibles .....................................       3,173           --           --
                                                                     --------     --------     --------

     Operating income (loss) ....................................       5,020       (2,959)      (6,858)

Interest expense ................................................       2,009           85          183
Interest income .................................................        (178)        (907)        (487)
                                                                     --------     --------     --------

Income (loss) from continuing operations,
    before income tax ...........................................       3,189       (2,137)      (6,554)

Income tax provision (benefit)
    Current .....................................................       1,837        1,280          (83)
    Deferred ....................................................         196       (2,198)      (1,490)
                                                                     --------     --------     --------
                                                                        2,033         (918)      (1,573)
                                                                     --------     --------     --------

Income (loss) from continuing operations ........................       1,156       (1,219)      (4,981)

Discontinued operations:
    Income (loss) from operations, after income tax (benefit) ...      (1,378)         339      (56,349)
    Loss on disposal, after income tax benefit ..................      (8,138)      (2,468)          --
                                                                     --------     --------     --------
    Loss from discontinued operations ...........................      (9,516)      (2,129)     (56,349)
                                                                     --------     --------     --------

Net loss ........................................................    $ (8,360)    $ (3,348)    $(61,330)
                                                                     ========     ========     ========

Basic earnings (loss) per common share:
   Continuing operations ........................................    $    .04     $   (.06)    $   (.25)
   Discontinued operations ......................................        (.30)        (.10)       (2.84)
                                                                     --------     --------     --------
     Net loss per common share ..................................    $   (.26)    $   (.16)    $  (3.09)
                                                                     ========     ========     ========

Diluted earnings (loss) per common share:
   Continuing operations ........................................    $    .03     $   (.06)    $   (.25)
   Discontinued operations ......................................        (.27)        (.10)       (2.84)
                                                                     --------     --------     --------
     Net loss per common share ..................................    $   (.24)    $   (.16)    $  (3.09)
                                                                     ========     ========     ========

Weighted average outstanding common shares:
   Basic ........................................................      32,612       20,498       19,876
   Diluted ......................................................      34,400       20,498       19,876

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
December 31
In thousands, except par value and number of shares

                                                                                  1998         1997
                                                                               ---------     --------
ASSETS
Current assets:
   Cash and cash equivalents ..............................................    $   1,558     $  8,364
   Accounts receivable (less allowance for losses of $531 in 1998) ........       14,429           17
   Note receivable from I.F.S. Acquisition Corporation ....................           --        2,628
   Income tax receivable ..................................................        1,308          516
   Prepaid expenses and other current assets ..............................        1,445          346
   Deferred income taxes ..................................................        1,061          814
   Net assets of discontinued operations ..................................       12,752       16,272
                                                                               ---------     --------
      Total current assets ................................................       32,553       28,957

Net assets of discontinued operations .....................................        2,848        6,524

Property and equipment, net ...............................................       14,147          110

Other assets:
   Goodwill and other intangibles, net ....................................       95,996           --
   Sundry .................................................................          938        1,404
   Note receivable from Business Resources Corporation ....................           --        5,700
   Other receivables ......................................................        3,612        4,455
                                                                               ---------     --------
                                                                               $ 150,094     $ 47,150
                                                                               =========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................    $   1,190     $     11
   Accrued wages and commissions ..........................................        1,903          236
   Other accrued liabilities ..............................................        3,249        4,218
   Current portion of long-term debt ......................................        1,876           --
   Deferred revenue .......................................................       10,148           --
                                                                               ---------     --------
      Total current liabilities ...........................................       18,366        4,465

Long-term debt, less current portion ......................................       37,189           --
Deferred income taxes .....................................................       10,920        2,745
Other liabilities .........................................................        7,273        8,537

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $10.00 par value; 1,000,000 shares authorized,
     none issued ..........................................................           --           --
   Common stock, $.01 par value, 100,000,000 and 50,000,000 shares authorized in 1998 and 1997, respectively; 35,913,313 shares issued in
    1998; 23,309,277 shares issued in 1997 ................................          359          233
   Capital surplus ........................................................      103,985       51,216
   Accumulated deficit ....................................................      (21,791)     (13,431)
                                                                               ---------     --------
                                                                                  82,553       38,018
   Less 1,423,482 treasury shares in 1998 and 1,552,965 treasury
      shares in 1997, at cost .............................................        6,207        6,615
                                                                               ---------     --------
         Total shareholders' equity .......................................       76,346       31,403
                                                                               ---------     --------
                                                                               $ 150,094     $ 47,150
                                                                               =========     ========

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 1998, 1997 and 1996
In thousands, except number of shares

                                                 Common Stock                    Retained           Treasury Stock
                                              -------------------                Earnings      ----------------------
                                                                     Capital   (Accumulated
                                                Shares     Amount    Surplus      Deficit)       Shares       Amount
                                              ----------   ------   ---------  ------------    ----------     -------
Balance at December 31, 1995 .............    21,309,277    $213    $  48,538     $ 51,247     (1,433,783)    $(6,636)
   Net sale of treasury shares to
      employee benefit plan ..............            --      --          (18)          --          4,955          27
   Net loss/Aggregate comprehensive
      loss ...............................            --      --           --      (61,330)            --          --
                                              ----------    ----    ---------     --------     ----------     -------
Balance at December 31, 1996 .............    21,309,277     213       48,520      (10,083)    (1,428,828)     (6,609)

   Issuance of treasury shares upon
      exercise of stock options ..........            --      --         (309)          --        198,472         682

   Issuance of treasury shares for
      employee stock grants ..............            --      --         (442)          --        150,000         942
   Sale of common stock and warrant ......     2,000,000      20        3,480           --             --          --
   Redemption of rights ..................            --      --         (220)          --             --          --
   Purchase of treasury shares ...........            --      --           --           --       (472,609)     (1,630)
   Federal income tax benefit related
      to exercise of stock options .......            --      --          187           --             --          --
   Net loss/Aggregate comprehensive
      loss ...............................            --      --           --       (3,348)            --          --
                                              ----------    ----    ---------     --------     ----------     -------
Balance at December 31, 1997 .............    23,309,277     233       51,216      (13,431)    (1,552,965)     (6,615)

   Issuance of treasury shares upon
      exercise of stock options ..........            --      --         (259)          --        135,483         468
   Shares issued for acquisitions ........    12,604,036     126       52,880           --         (6,000)        (60)
   Federal income tax benefit related
      to exercise of stock options .......            --      --          148           --             --          --
   Net loss/Aggregate comprehensive
      loss ...............................            --      --           --       (8,360)            --          --
                                              ----------    ----    ---------     --------     ----------     -------
Balance at December 31, 1998 .............    35,913,313    $359    $ 103,985     $(21,791)    (1,423,482)    $(6,207)
                                              ==========    ====    =========     ========     ==========     =======

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
In thousands

                                                                          1998         1997         1996
                                                                        --------     --------     --------
Cash flows from operating activities
   Net loss ........................................................    $ (8,360)    $ (3,348)    $(61,330)

   Adjustments to reconcile net loss from operations
     to net cash provided (used) by operations:
      Depreciation and amortization ................................       5,503          116          101
      Other noncash charges ........................................          --           --        7,748
      Deferred income tax (benefit) ................................         242       (2,477)      (2,071)
      Discontinued operations - noncash charges and changes
        in operating assets and liabilities ........................       9,266        2,794       62,217
      Changes in operating assets and liabilities,
        exclusive of effects of acquired companies
        and discontinued operations:
          Accounts receivable ......................................      (7,504)         (15)         197
          Prepaid expenses and other current assets ................        (189)        (150)        (489)
          Income tax receivable ....................................         231          510        3,272
          Other receivables ........................................         882           --           --
          Accounts payable .........................................        (533)        (135)           4
          Accrued liabilities ......................................        (463)      (3,071)      (3,004)
          Deferred revenue .........................................       4,316           --           --
          Other liabilities ........................................      (1,303)         (53)        (161)
                                                                        --------     --------     --------
              Net cash provided (used) by operating activities .....       2,088       (5,829)       6,484
                                                                        --------     --------     --------

Cash flows from investing activities
   Additions to property and equipment .............................      (2,658)        (139)          --
   Cost of acquisitions, net of cash acquired ......................     (34,741)          --           --
   Proceeds from disposal of property and  equipment ...............          21           --           --
   Capital expenditures of discontinued operations .................      (2,070)      (1,290)      (3,567)
   Note receivable from Business Resources Corporation .............          --       (5,700)          --
   Proceeds from disposal of discontinued operations ...............       2,628        5,847        7,599
      Other ........................................................          33         (738)       2,107
                                                                        --------     --------     --------
         Net cash provided (used) by investing activities ..........     (36,787)      (2,020)       6,139
                                                                        --------     --------     --------
Cash flows from financing activities
   Net borrowings on revolving credit facility .....................      30,810           --           --
   Payments on notes payable .......................................      (2,042)          --           --
   Issuance of common stock ........................................          --        3,500           --
   Net sale of treasury shares to employee benefit  plans ..........         209          645            9
    Purchase of treasury shares ....................................          --       (1,630)          --
   Payments of principal on capital lease obligations ..............        (551)          --           --
   Redemption of rights ............................................        (220)          --           --
   Debt issuance costs .............................................        (313)          --           --
                                                                        --------     --------     --------
         Net cash provided by financing activities .................      27,893        2,515            9
                                                                        --------     --------     --------
Net increase (decrease) in cash and cash equivalents ...............      (6,806)      (5,334)      12,632
Cash and cash equivalents at beginning of year .....................       8,364       13,698        1,066
                                                                        --------     --------     --------
Cash and cash equivalents at end of year ...........................    $  1,558     $  8,364     $ 13,698
                                                                        ========     ========     ========


See accompanying notes.

                   Notes to Consolidated Financial Statements
                  (Tables in thousands, except per share data)

                           December 31, 1998 and 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Tyler Corporation (the "Company") currently provides information management services and products through four major operating subsidiaries, Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG"), Interactive Computer Designs, Inc. ("INCODE") and Computer Management Services, Inc. ("CMS").

         The Company operates in two business segments: the information and property records services segment and the information software systems and services segment.

         Resources, which represents the information services and property records segment, provides a wide range of information management outsourcing services, primarily to county governments as well as some commercial users. These outsourcing services currently include records management and micrographic reproduction, computerized indexing, and imaging of real property records maintained by county clerks and recorders, as well as information management outsourcing and professional services required by other county government units and agencies. This segment also provides title plant copies and title plant update services to title companies.

         TSG, INCODE and CMS comprise the information software systems and services segment. These companies provide county, local and municipal governments with software, systems and services to serve their information technology and automation needs. These companies integrate their own products with computer equipment from hardware vendors, third-party database management applications and office automation software. They assist local and county governments with all aspects of software and hardware selection, network design and management, installation and training and on-going support and related services.

         The Company discontinued operations of Institutional Financing Services Inc. ("IFS") in 1997 and Forest City Auto Parts Company ("Forest City") in 1998. See Note 3 for further discussion.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. Prior year's financial statements have been restated to reflect the dispositions of IFS and Forest City as discontinued operations.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with original maturities of three months or less, which includes overnight repurchase agreements, to be cash equivalents.

MERCHANDISE INVENTORIES

         Merchandise inventories of Forest City, a discontinued operation, are valued at the lower of cost or market, cost being determined utilizing the first-in, first-out method. Cost of sales includes product cost, net of earned vendor rebates, discounts and allowances based on the terms of the underlying agreements. All operating and administrative costs are expensed as incurred and are not capitalized in inventories.

REVENUE RECOGNITION

         The Company's information software systems and services segment derives revenue from software licenses, postcontract customer support ("PCS"), and services. PCS includes telephone support, bug fixes, and rights to upgrade on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence.

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition which supersedes SOP 91-1. The Company was required to adopt SOP 97-2 for software transactions entered into beginning January 1, 1998.

         The Company recognizes revenue in accordance with SOP 97-2 as follows:

         Software Licenses - The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery and installation of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement.

         A majority of the Company's software arrangements involve off-the-shelf software and the other elements are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, training has commenced, customer acceptance is reasonably assured, the license fee is substantially billable and remaining services other than training are considered nominal.

         Software Services - When software services are considered essential, revenue under the entire arrangement is recognized as the services are performed using the percentage-of-completion contract accounting method. When software services are not considered essential, the fee allocable to the service element is recognized as revenue as the services are performed.

         Computer Hardware Equipment - Revenue allocable to equipment based on vendor specific evidence of fair value is recognized when the equipment is delivered and collection is probable.

         Postcontract Customer Support - PCS agreements are generally entered into in connection with initial license sales and subsequent renewals. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred.

         Contract Accounting - For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred.

         Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software and hardware installation, support and maintenance contracts.

          Through its information and property records services segment, the Company provides computerized indexing and imaging of real property records, records management and micrographic reproduction, as well as information management outsourcing and professional services required by county and local government units and agencies and provides title plant update services to title companies. The Company recognizes service revenue when services are performed and equipment sales when the products are shipped.

         The Company also receives royalty revenue relating to the current activities of two former subsidiaries of Resources. Royalty revenue is recognized as earned upon receipt of royalty payments.

         Substantially all revenue from the discontinued operations is recognized when products are delivered to customers. Estimated sales returns and allowances are recorded as of the date of sale.

USE OF ESTIMATES

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

PROPERTY AND EQUIPMENT

         Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes utilizing primarily the straight-line method over the estimated useful lives of the related assets, or for leasehold improvements and capital leases, the base lease term or estimated useful life, if shorter. For income tax purposes accelerated depreciation methods are primarily used with the establishment of deferred income tax liabilities for the resulting temporary differences.

         Maintenance and repairs are charged to expense as incurred. Costs of renewals and betterments are capitalized. The cost and accumulated depreciation and amortization applicable to assets sold or otherwise disposed of are removed from the asset accounts, and any net gain or loss is included in the statement of operations.

INTERNAL SOFTWARE DEVELOPMENT COSTS

         In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use. The SOP, which was adopted by the Company on January 1, 1998, requires capitalization of certain external direct costs of materials and services, internal payroll and payroll related costs and other qualifying costs incurred in connection with developing or obtaining internal use software.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets, including goodwill, to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

         Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses all research and development costs as incurred and such amounts were not material in any of the periods presented.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK COMPENSATION

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards as of the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 15 for additional information.

COMPREHENSIVE INCOME (LOSS)

         On January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

         Comprehensive income (loss) for each year in the three year period ended December 31, 1998 is the same as the Company's reported net income (loss) for this period and there is no accumulated balance of other comprehensive income as of December 31, 1998, 1997 or 1996.

EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, which was adopted by the Company in the fourth quarter of 1997. Amounts previously reported have been restated.
See Note 7.

SOFTWARE DEVELOPMENT COSTS

         SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized approximately $267,000 of software development costs, which primarily includes personnel costs, in 1998 only.

         Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. Amortization of software development costs in 1998 was not significant.

GOODWILL AND OTHER INTANGIBLE ASSETS

         The cost of acquired companies is allocated first to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined principally by underlying contract terms or independent appraisals. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the useful life. The useful life is determined based on the individual characteristics of the acquired entity and ranges from ten to forty years.

         The Company periodically evaluates the carrying amounts of goodwill, as well as the related amortization periods, to determine whether adjustments to these amounts or useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the acquired operation over the remaining useful lives of the related goodwill. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related goodwill, the underlying assets are written down by charges to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. The assessment of recoverability of goodwill will be affected if estimated future operating cash flows are not achieved.

 Title plants consist of title records relating to a particular region and are generally stated at cost. Expenses associated with current maintenance, such as salaries and supplies, are charged to expense in the year incurred. The costs of acquired title plants and costs of building new title plants, prior to the time that a plant is put into operation, are capitalized. Properly maintained title plants are not amortized as permitted by SFAS No. 61, Accounting for Title Plant, because there is no indication of diminution in their value.

         Costs incurred after a title plant is operational to convert the information from one storage and retrieval system to another have not been capitalized as title plant. Those costs have been capitalized separately and will be amortized over an estimated useful life of ten years.

         The Company capitalizes qualifying costs to internally construct a national data repository ("Database"). Such capitalized costs include certain payroll-related programming costs as well as the costs to purchase data from external sources to initially populate the Database. Costs to subsequently update the Database will be expensed as incurred. Upon its completion, the Database will include among other items, a wide range of public information such as real property tax and assessment data, chain of title property records and images.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents, trade accounts receivables, other current assets, other assets, notes payable to banks, trade accounts payables, and accrued expenses (nonderivatives): The carrying amounts approximate fair value because of the short maturity of these instruments.

         Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's banks.

         Based upon the borrowing rates available to the Company for bank loans with similar terms and average maturities, the estimated fair value of the notes payable is approximately $39,176,000 at December 31, 1998. The corresponding carrying value is approximately $39,065,000 at December 31, 1998. The Company had no such indebtedness at December 31, 1997.

         The Company has no involvement with derivative financial instruments, including those for speculative or trading purposes.

CONCENTRATIONS OF CREDIT RISK

         Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 1998, the Company does not consider itself to have any significant concentrations of credit risk.

COMMITMENTS AND CONTINGENCIES

         In October 1996, the AICPA issued SOP 96-1, Environment Remediation Liabilities. SOP 96-1 was adopted by the Company on January 1, 1997 and required, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, Accounting for Contingencies, have been met. The guidance provided by the SOP is consistent with the Company's current method of accounting for environmental remediation costs and, therefore, adoption of this SOP did not have a material impact on the Company's consolidated financial statements.

         The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Such costs include the incremental direct costs of the remediation effort, including fees estimated to be paid to outside law firms and certain internal employee compensation and benefits directly related to the remediation effort. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and have been included in noncurrent other receivables at December 31, 1998 and 1997.

         Legal costs to defend nonenvironmental litigation matters are expensed as incurred.

RECLASSIFICATIONS

         Certain amounts for previous years have been reclassified to conform to the 1998 presentation.

(2) ACQUISITIONS

         On February 19, 1998, the Company completed the purchases of Resources, TSG and INCODE. These acquisitions represent the implementation of Tyler's previously announced strategy to build a nationally integrated information management services, system and outsourcing company servicing county, local and municipal governments and other entities. Resources provides a wide range of information management outsourcing services, primarily to county governments as well as to some commercial users. TSG and INCODE provide county, local and municipal governments with software, systems and services to serve their information technology and automation needs.

         On June 5, 1998, the Company acquired a line of document management software and related customer installations and service contracts from the Business Imaging Systems division of Eastman Kodak Company. Kofile, Inc. ("Kofile"), a newly formed subsidiary in the Company's Resources unit, is based in Rochester, New York and its business consists of the development, support and marketing of the document management software and related maintenance and support to governmental and commercial users.

         On July 1, 1998, the Company completed the purchases of CompactData Solutions, Inc. ("CompactData") and Ram Quest Software, Inc. ("Ram Quest"). CompactData specializes in building and marketing large-scale databases comprised of public record information, such as property appraisals and motor vehicle registrations. Ram Quest is a producer of advanced software for title companies, which provides automated solutions for the closing, title plant management and imaging needs of its customers. Ram Quest currently operates as a subsidiary of the Company's Resources unit.

         Effective August 1, 1998, the Company completed the purchase of CMS. CMS provides integrated information management systems and services to county and municipal governmental agencies throughout Iowa, Minnesota, Missouri, South Dakota, Illinois, Wisconsin and other states, primarily in the upper Midwest.

         During 1998, the Company also made other acquisitions which are immaterial.

         The Company accounted for all of the aforementioned acquisitions using the purchase method of accounting for business combinations. Results of operations of the acquired entities are included in the Company's consolidated financial statements from their respective dates of acquisition. The excess purchase price over the fair value of the net identifiable assets of the acquired companies (goodwill) is amortized using the straight-line method of amortization over their respective useful life.

         Following is a summary of the Company's 1998 acquisitions:


                               SHARES OF                    ASSUMED                 GOODWILL
                                COMMON       VALUE OF     NON-CURRENT              USEFUL LIFE
COMPANY            CASH         STOCK      COMMON STOCK      DEBT        GOODWILL    (YEARS)
                  -------      ---------   ------------   -----------    -------    -----------
Resources         $15,250       10,000       $40,125       $12,790       $45,921       40
TSG                12,000        2,000         8,025            --        14,066       20
INCODE              1,250          225         1,220            --         2,509       20
Kofile              3,600           --            --         1,900         5,550       20
Ram Quest             625           61           625            --         1,314       10
CompactData           101           84           852           240           815       10
CMS                 1,205          228         2,099            --         1,059       20
Other                 800           --            --            --           714      10-20
                  -------       ------       -------       -------       -------      -----
TOTAL             $34,831       12,598       $52,946       $14,930       $71,948       --
                  =======       ======       =======       =======       =======      =====

         Cash paid for acquisitions does not reflect cash paid for transaction costs related to the execution of the acquisitions, such as legal, accounting and consulting fees, of approximately $2,488,000 and acquired cash balances of approximately $2,578,000.

         The purchase price for Resources does not include certain potential additional consideration up to an aggregate amount of $4,500,000 in cash if certain contingencies relating to the acquisition of certain businesses are achieved on or before December 31, 1999. The contingencies regarding such additional consideration are not presently determinable beyond a reasonable doubt.

         The following unaudited pro forma information presents the consolidated results of operations as if all of the Company's acquisitions and dispositions of Forest City and IFS (Note 3) occurred as of the beginning of 1998 and 1997, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects and reflecting only the loss on the respective disposals of the discontinued operations in the year reflected in the historical consolidated financial statements. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                                    1998          1997
                                                  --------      --------
Revenues ....................................     $ 62,708      $ 48,074

Income from continuing operations ...........        2,395         1,870

Net loss ....................................       (7,121)         (259)

Net loss per diluted share ..................     $   (.20)     $   (.01)

         The Company has an active acquisition program. In accordance with generally accepted accounting principles for business combinations, costs incurred by the Company for acquisitions to be accounted for under the pooling-of-interest method are charged to expense as incurred. For acquisitions to be accounted for by the purchase method of accounting, direct out-of-pocket or incremental costs incurred are initially deferred. Such direct costs in connection with unsuccessful attempts to acquire an enterprise are charged to expense in the period in which the plans to acquire are abandoned.

         On July 31, 1998, the Company entered into a letter of intent with a Fortune 500 company to acquire certain businesses of the company in a transaction to be accounted for as a purchase business combination. These businesses had estimated annual revenues of over $500 million and represented a business opportunity which was aligned with the Company's strategy in the information management business. Direct and incremental costs associated with the proposed combination, primarily consisting of fees paid to outside legal and accounting advisors for due diligence, were incurred by the Company and would have been considered as a cost of the acquisition upon the successful closing of the transaction. Subsequent to September 30, 1998, the potential seller elected not to sell any of the businesses. Accordingly, all costs associated with this opportunity have been expensed in the accompanying 1998 consolidated financial statements and included in "costs of a certain acquisition opportunity."

         In connection with the 1991 acquisition of Forest City, the Company was obligated to make payments up to a specified amount on or before March 31, 1996, if certain profit objectives were met, some of which were to be paid as bonuses to certain executives of Forest City. As a result, the Company made a final payment of $1,320,000 in the first quarter of 1996 to former shareholders and certain other executives of Forest City. The total amount paid since the acquisition was $3,300,000. Of the total amount paid, $2,160,000 was paid to former shareholders and considered additional purchase price with additional goodwill recorded. The remaining $1,140,000 was considered special incentive bonuses to certain executives of Forest City as designated by the former shareholders and provided for in the sales agreement. These bonus amounts were expensed as earned.

(3) DISCONTINUED OPERATIONS

         In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts retailer, Forest City. Accordingly, this segment has been accounted for as a discontinued operation in compliance with APB Opinion No. 30.

         On March 26, 1999, the Company sold all of the outstanding common stock of Forest City to, HalArt L.L.C. for approximately $24,500,000. Proceeds consisted of $12,020,000 in cash, $3,825,000 in a short-term secured promissory note, $3,155,000 in senior secured subordinated notes and $5,500,000 in preferred stock. The short-term secured promissory note bears interest at 8 1/2%, becomes due in July 1999, is secured by a first lien on certain real estate and is subject to mandatory prepayment in certain conditions. In July 1999, the unpaid balance, if any, of the short-term secured promissory note will be converted to a senior subordinated note due in March 2002. The senior secured subordinated notes will carry interest rates ranging between 6% to 8%, become due in March 2002, and will be secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable March 2006. Both the subordinated notes and the preferred stock will be subject to partial or whole redemption upon the occurrences of specified events.

The estimated loss on the disposal of Forest City is $8,939,000 (net of taxes of $695,000), consisting of an estimated loss on disposal of the business of $8,517,000 and a provision of $422,000, after taxes, for anticipated operating losses from the measurement date to the date of disposal. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations. In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. Also, because the redemption of the preferred stock is highly dependent upon future successful operations of the buyer and due to its extended repayment terms, the Company is unable to estimate the degree of recoverability. Accordingly, the Company will record the value of the preferred stock as cash is received. Included in the costs and expenses directly associated with the decision to dispose are, among other items, amounts due to the chairman of the board of Forest City and the former President of the Company in connection with the acceleration of his compensation package directly associated with completion of the sale.

         The condensed components of net assets of discontinued Forest City operations included in the consolidated balance sheets as of December 31 are as follows:

                                                                    1998           1997
                                                                  --------      --------
         Cash and cash equivalents ..........................     $    789      $    513
         Merchandise inventory ..............................       24,289        22,901
         Property and equipment, net ........................        6,375            --
         Other current assets ...............................          493           232
         Accounts payable and other accrued liabilities .....       (7,521)       (7,322)
         Deferred taxes .....................................         (345)          (52)
                                                                  --------      --------
                                                                    24,080        16,272
         Less reserve for estimated loss on disposition,
           including post balance sheet operating losses
           and transaction costs, net of income taxes .......       (8,480)           --
         Reclassification of long-term assets on
           disposition ......................................       (2,848)           --
                                                                  --------      --------
           Net current assets ...............................       12,752        16,272
                                                                  --------      --------

         Property and equipment, net ........................           --         5,470
         Sundry assets ......................................           --         1,477
         Deferred taxes .....................................           --          (423)
         Reclassification of net long-term assets on
           disposition ......................................        2,848            --
                                                                  --------      --------
           Net noncurrent assets ............................        2,848         6,524
                                                                  --------      --------
              Net assets ....................................     $ 15,600      $ 22,796
                                                                  ========      ========


         The condensed statements of operations relating to the discontinued Forest City operations for the years ended December 31 are presented below:

                                                   1998          1997         1996
                                                 --------      -------     --------
         Revenues ..........................     $ 76,484      $76,429     $ 85,074
         Costs and expenses ................       78,715       72,924       86,075
         Goodwill impairment charge ........           --           --       14,789
                                                 --------      -------     --------
         Income (loss) before income
           tax (benefit) ...................       (2,231)       3,505      (15,790)
         Income tax provision (benefit) ....         (853)       1,115       (1,464)
                                                 --------      -------     --------
         Net income (loss) .................     $ (1,378)     $ 2,390     $(14,326)
                                                 ========      =======     ========

         Included in Forest City's results of operations in 1996 are $1,345,000 of restructuring and other charges in connection with a restructuring plan to reduce costs and increase future operating efficiency by reducing the work force, closing and relocating its stores and reducing its corporate office space requirements. Also in 1996, Forest City recorded charges of $2,289,000 which included obligations relating to the termination of former employees, vendor restocking charges for on-hand inventory items and the noncash write-off of certain fixed assets and software which Forest City decided it would no longer utilize in its business. The total restructuring and other charges recorded in 1996 were $3,634,000. In 1996 Forest City also recognized a goodwill and other intangibles impairment charge of $14,789,000 related to the Company's 1991 acquisition of Forest City.

         The Company has estimated a $4,596,000 capital loss for tax purposes on the sale of Forest City. No tax benefit has been recorded for this capital loss since realization of the capital loss is not assured.

         Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary IFS, which provided products for fund-raising programs, to I.F.S. Acquisition Corporation for approximately $8,400,000, resulting in a loss on disposal of approximately $2,500,000. Proceeds consisted of approximately $5,800,000 in cash received at closing and $2,628,000 received in January 1998. This estimated loss on disposal included estimates regarding the value of certain assets that were subject to change. In 1998, the Company made final adjustments to those assets, which resulted in a reduction of the previously estimated loss on disposal of $801,000. Management does not expect any further adjustments to the loss on disposal.

         Included in IFS's results of operations in 1996 is a goodwill impairment charge of $37,316,000 related to the 1994 acquisition of IFS by the Company. In addition, IFS also recorded $198,000 of restructuring and other charges in 1996, in connection with a restructuring plan to discontinue a small product line and $2,449,000 provision for uncollectible accounts receivable and the write-down of excess inventory remaining after a fourth-quarter sales decline.

         In 1996 results of discontinued operations include a pretax charge of $2,000,000 for litigation claims involving Tyler Pipe Industries, Inc., a previously owned subsidiary. See Note 13 for further discussion.

         Operating results of all discontinued operations are as follows for the years ended December 31:

                                               1998          1997         1996
                                             --------      -------     ---------
Revenues ...............................     $ 76,484      $98,342     $ 128,373

Income (loss) before income
   tax (benefit) .......................       (2,231)         374       (59,783)
Income tax (benefit) provision .........         (853)          35        (3,434)
                                             --------      -------     ---------
Net income (loss) from discontinued
   operations ..........................     $ (1,378)     $   339     $ (56,349)
                                             ========      =======     =========

         Interest has been charged to discontinued operations based on the net assets of Forest City. External interest expense, which totaled $374,000, was allocated to discontinued operations in 1998 only. Income tax (benefit) has been charged (credited) to discontinued operations based on the income tax (benefit) resulting from inclusion of the discontinued segments in the Company's consolidated federal income tax return.

         The income tax (benefit) differs from the amount which would be provided by applying the statutory income tax rate to income (loss) before income tax (benefit) due to permanent difference items consisting primarily of non-deductible goodwill and state income taxes.

(4) RELATED PARTY TRANSACTIONS

         During 1998, Resources executed four promissory notes totaling $335,000, all of which remained outstanding at December 31, 1998, to three of its employees. Three of the notes are non-interest bearing. There is no significant difference between the face value and the present value of the notes. The four notes mature in 2003.

         On October 8, 1997, the Company entered into an agreement to acquire Resources and received shareholder approval for the transaction on February 19, 1998 (see Note 2). In connection with this transaction, the Company loaned Resources $5,700,000 on December 29, 1997 for working capital purposes. The unsecured loan bore interest at a rate of 8.5% and had an original maturity date of September 30, 1999. Subsequent to the acquisition, the loan eliminates in consolidation.

         In connection with two of the 1998 acquisitions, the Company entered into two office building lease agreements with shareholders of the Company. Total rental expense for the year ended December 31, 1998 was $83,000. Both lease agreements provide for monthly payments of $12,000 and expire in fiscal 2003.

(5) LONG-TERM DEBT

         Long-term debt consists of the following as of December 31, 1998. The Company had no long-term debt as of December 31, 1997:

Revolving senior credit facility .........................................     $ 30,810
8% promissory note payable, payable in quarterly installments
     through September 2000, collateralized by certain assets ............          160
8% promissory note payable, payable in quarterly installments
     through September 2005, collateralized by certain assets ............        1,002
Installment notes, interest at the prime rate plus .5% (8.25% at
     December 31, 1998) due 1996-2000, collateralized by certain
     assets ..............................................................          133
6.1% unsecured installment notes payable, payable in annual
     installments through August 2002 ....................................          173
10%  unsecured installment notes payable, payable in monthly
     installments through May 2004 .......................................          250
9%   promissory note payable, payable in monthly installments through February
     2001, collateralized by certain assets and the capital stock of Title
     Records Corporation and Government
     Records Services, Inc., wholly-owned subsidiaries of Resources ......        4,632
Long-term obligations under various capital leases .......................        1,826
Other ....................................................................           79
                                                                               --------
     Total debt ..........................................................       39,065
Less current portion .....................................................       (1,876)
                                                                               --------
     Total long-term debt ................................................     $ 37,189
                                                                               ========

         The aggregate maturities of long-term debt for each of the years subsequent to December 31, 1998, assuming the revolving credit facility is not renewed, are as follows: 1999 - $1,876,000; 2000 - $2,170,000; 2001-
$33,732,000; 2002 - $723,000; 2003 - $226,000; thereafter - $338,000.

         Interest paid in 1998, 1997 and 1996 was $1,818,000, $5,000 and
$65,000, respectively.

         In February 1998, the Company entered into a three-year bank credit agreement in an amount not to exceed $50,000,000, including a $5,000,000 sublimit for the issuance of standby and commercial letters of credit (the "Senior Credit Facility"). At December 31, 1998, the Company had $19,210,000 available borrowing capacity under the Senior Credit Facility. The proceeds of the Senior Credit Facility are used to fund acquisitions, capital expenditures and to meet short-term working capital needs which may arise from time to time. Borrowings under the Senior Credit Facility, as amended, bear interest at either the bank's prime rate plus a margin of zero to .75% or the London Interbank Offered Rate plus a margin of 1.5% to 2.5% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The interest rate at December 31, 1998 was 7.6%. The Senior Credit Facility is secured by a pledge of the common stock of all present and future operating subsidiaries and is guaranteed by all such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from incurring certain additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. During 1998 borrowings under the credit agreement were at an average rate of approximately 7.5%. The Company pays commitment fees of 0.5% on the unused portion of the Senior Credit Facility.

         All interest costs incurred in conjunction with the aforementioned indebtedness has been expensed in the accompanying consolidated financial statements.

(6) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                      USEFUL
                                                   LIVES (YEARS)    1998       1997
                                                   -------------  -------     ------
Land ............................................         --      $ 2,450     $   --
Transportation equipment ........................       4-10          334         --
Computer equipment and purchased software .......       3-10        5,650         65
Furniture and fixtures ..........................       3-10        2,842        431
Building and leasehold improvements .............       7-30        3,529        510
Computer equipment under capital lease ..........          5        1,874         --
                                                                  -------     ------
                                                                   16,679      1,006
Accumulated depreciation and amortization .......                   2,532        896
                                                                  -------     ------
  Property and equipment, net ...................                 $14,147     $  110
                                                                  =======     ======


         Depreciation expense totaled $2,146,000, $29,000 and $101,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

(7) EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED

         In February 1997, the Financial Accounting Standards Board issued SFAS No.128, Earnings per Share. SFAS No. 128 revised the previous calculation methods and presentations of earnings per share under APB Opinion No. 15 and requires that all prior-period earnings (loss) per share data be restated. The Company adopted SFAS No. 128 in the fourth quarter of 1997 as required. In accordance with SFAS No. 128, the Company has presented basic income (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted income (loss) per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year. All prior period income
(loss) per share amounts have been restated in accordance with SFAS No. 128.

         The Company incurred losses from continuing operations in 1997 and 1996. As a result, the denominator was not adjusted for dilutive securities in 1997 or 1996 as the effect would have been antidilutive.

         Options to purchase 110,000 shares of common stock at prices ranging from $9.63 to $10.94 were outstanding at December 1998, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              Years ended December 31,
                                                        ------------------------------------
                                                           1998         1997          1996
                                                        ---------    ---------     ---------
Numerator for basic and diluted earnings per share:
  Income (loss) from continuing operations ............ $   1,156    $  (1,219)    $  (4,981)
                                                        =========    =========     =========



Denominator:
  Denominator for basic earnings per share -
  Weighted average shares .............................    32,612       20,498        19,876

  Effect of dilutive securities:
  Employee stock options ..............................       340         --            --
  Employee stock grant ................................        67         --            --
  Warrant .............................................     1,381         --            --
                                                        ---------    ---------     ---------


Dilutive potential common shares ......................     1,788         --            --
                                                        ---------    ---------     ---------
Denominator for diluted earnings per share-
      Adjusted weighted-average shares and
       assumed conversion .............................    34,400       20,498        19,876
                                                        =========    =========     =========

Basic earnings (loss) per share from
       continuing operations .......................... $     .04    $    (.06)    $    (.25)
                                                        =========    =========     =========

Diluted earnings (loss) per share from
       continuing operations .......................... $     .03    $    (.06)    $    (.25)
                                                        =========    =========     =========

         The Company issued approximately 12,600,000 shares of common stock in 1998 in connection with acquisitions (see Note 2).


(8) GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill, other intangible assets and related accumulated amortization as of December 31, 1998 are as follows. There was no goodwill and other intangible assets as of December 31, 1997:

                                                 USEFUL
                                                 LIVES (YEARS)
                                                 --------------------------

Goodwill ....................................          10-40     $   71,948

Title plants ................................            --          13,100
Customer lists ..............................             20          5,035

Software ....................................              5          5,519
Workforce ...................................           5-10          3,301
Database ....................................             10            266
                                                                 ----------
                                                                     99,169

Accumulated amortization                                              3,173
                                                                 ----------

    Goodwill and other intangibles, net .....                    $   95,996
                                                                 ==========

         Amortization expense totaled $3,173,000 for the year ended December 31, 1998. For 1997 and 1996, there was no goodwill amortization expense.

(9) INCOME TAX

         The provision (benefit) included in continuing operations for income tax consists of the following:

                                            Years ended December 31,
                                   ---------------------------------------
                                      1998           1997           1996
                                   ---------      ---------      ---------
Current:
   Federal ...................     $   1,483      $   1,280      $     (83)
   State .....................           354           --             --
                                   ---------      ---------      ---------
                                       1,837          1,280            (83)

Deferred .....................           196         (2,198)        (1,490)
                                   =========      =========      =========
                                   $   2,033      $    (918)     $  (1,573)
                                   =========      =========      =========

         The income tax provision (benefit) differs from amounts computed by applying the statutory tax rate to income (loss) from continuing operations as follows:

                                                        Years ended December 31,
                                                  ---------------------------------------
                                                     1998           1997           1996
                                                  ---------      ---------      ---------

Income tax (benefit) at statutory rate ......     $   1,116      $    (748)     $  (2,294)
State income tax, net of federal
   income tax benefit .......................           230           --             --
Life insurance ..............................          --             --              534
Non-deductible amortization .................           652             13             15
Utilization of capital loss .................          --             (188)          --
Other, net ..................................            35              5            172
                                                  ---------      ---------      ---------
                                                  $   2,033      $    (918)     $  (1,573)
                                                  =========      =========      =========


         Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                                   1998           1997
                                                                 ---------      ---------
Deferred income tax assets:
   Insurance reserves ......................................     $      98      $      98
   Operating expenses not currently deductible .............         1,611            652
   Employee benefit plans ..................................           149             74
   Net operating loss ......................................          --            1,763
   Capital loss ............................................        12,514         11,723
   Other ...................................................           408            155
                                                                 ---------      ---------
      Total deferred income tax assets .....................     $  14,780      $  14,465
                                                                 ---------      ---------

Deferred income tax liabilities:
   Tax-benefit transfer lease ..............................        (3,475)        (4,512)
   Property and equipment ..................................        (3,782)          --
   Intangible assets .......................................        (4,738)          --



    Other ..................................................          (130)          (161)
                                                                 ---------      ---------
      Total deferred income tax liabilities ................       (12,125)        (4,673)
                                                                 ---------      ---------
   Net deferred income tax assets before valuation
     allowance .............................................         2,655          9,792
   Less valuation allowance ................................        12,514         11,723
                                                                 ---------      ---------
Net deferred income tax liabilities ........................     $  (9,859)     $  (1,931)
                                                                 =========      =========

         The Company paid income taxes, net of refunds received, of $1,478,000 in 1998. In 1997 and 1996, the Company received refunds of prior years' income taxes of $95,000 and $4,693,000, respectively.

         Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized except for those relating to capital loss carryforwards. Accordingly, the Company believes that no valuation allowance is required for the remaining deferred tax assets.

         The Company's capital loss carryforwards expire beginning in 2003.

(10) LEASES

         The Company leases certain offices, transportation, computer and other equipment used in its operations under noncancellable operating lease agreements expiring at various dates through 2008. Most leases contain renewal options and some contain purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

         Rent expense was approximately $903,000 in 1998, $191,000 in 1997 and $351,000 in 1996.

         The Company has capital leases for certain equipment, which is included in "Property and equipment, net." The present value of future minimum lease payments relating to these assets are capitalized based on contract provisions. Capitalized amounts are depreciated over the lesser of the term of the lease or the normal depreciable lives of the assets.

         Future minimum lease payments at December 31, 1998 are as follows:

                                                                 Operating       Capital
Fiscal Year                                                        Leases         Leases
-----------------------------------------------------------------------------------------
1999 .......................................................     $     652      $     607
2000 .......................................................           323            558
2001 .......................................................           282            501
2002 .......................................................           204            482
2003 .......................................................            78           --
2004 and thereafter ........................................            38           --
                                                                 ---------      ---------
  Total future minimum lease payments ......................     $   1,577          2,148
                                                                 =========
    Less interest ..........................................                         (322)
                                                                                ---------
  Present value of future minimum lease
    payments ...............................................                        1,826
  Current portion of obligations under capital
    leases .................................................                         (463)
                                                                                ---------
  Long-term obligations under capital leases ...............                    $   1,363
                                                                                =========

(11) EMPLOYEE BENEFIT PLANS

         The Company maintains various defined contribution profit sharing plans, primarily 401(k) retirement plans (the "Plans"), at each of its operating subsidiaries. The Plans cover substantially all eligible employees of the Company that meet age and length of service requirements. Employee contributions are by salary reduction and are at the employees' discretion within the limits imposed by the Plans' provisions and the Internal Revenue Code. Employer contributions are at the discretion of each operating company's board of directors and can be up to 4% of the total employee compensation. In 1998, total employer contributions to the Plans were approximately $106,000. Excluding discontinued operations, the Company did not make any contributions to employee benefit plans for the years 1997 and 1996.

         In 1996, the Company terminated a defined benefit pension plan (the "Plan") in connection with the sale of substantially all the assets and liabilities of Tyler Pipe Industries Inc., ("TPI") in 1995. The terms of the sale required the Company to transfer the asset and obligation relating to the employees of TPI to the buyers' pension plan. Subsequent to the asset and obligation transfer to the buyers' plan, the Company terminated the Plan on June 30, 1996 and determined that the remaining Plan assets exceeded the obligation relating to the remaining participants. As a result, the Plan was amended to provide a "pro rata benefit increase" as described in section 4980(d)(3) of the Internal Revenue Code of 1986. This amendment allows the excise tax associated with the excess asset reversion to be 20% rather than 50%. The Company received a favorable determination letter from the IRS in November 1996 relating to the termination of the Plan including the terms of the pro rata benefit increase. As a result of the amendment and termination of the Plan, the Company received cash and recorded income from reversion of excess assets from a defined benefit pension plan of approximately $2,300,000 and accrued an excise tax liability of approximately $465,000 in December 1996. In addition, the Company also recorded a non-cash settlement loss of approximately $3,700,000 and reduced the related prepaid pension asset in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits. These two events, the income reversion and the settlement of the Plan, resulted in a net charge of $1,865,000. Final distributions were paid to all remaining participants in the form of lump-sum settlements. No assets or liabilities of the Plan remained at December 31, 1996. In addition, no pension cost was recorded in 1996.

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

(12) RESTRUCTURING AND OTHER CHARGES

         In 1996, the Company recorded $1,751,000 of restructuring and other charges in connection with a restructuring plan to reduce costs and increase future operating efficiency by reducing the work force and reducing corporate office space requirements. In addition, the Company terminated its defined benefit pension plan in December 1996 resulting in a net charge of approximately $1,865,000 (see Note 11). The total restructuring and other charges recorded in 1996 were $3,616,000 which is included in selling, general and administrative expenses. Substantially all reserves were paid as of December 31, 1998.

(13) COMMITMENTS AND CONTINGENCIES

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of Tyler Pipe Industries, Inc. (a wholly-owned subsidiary of the Company known as TPI of Texas, Inc. ("TPI")), Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. NJDEPE agreed for TPI to conduct a feasibility study to assess remediation options and propose a remedy for the site and the impacted areas. This study will be completed and submitted to the NJDEPE in early 1999. TPI has not agreed to commit to further action at this time. TPI never held title to the site and denies liability.

         In connection with the sale of the assets of TPI to Ransom Industries, Inc. (formerly known as Union Acquisition Corporation) (the "Buyer"), an affiliate of McWane, Inc., on December 1, 1995, pursuant to an acquisition agreement among the Company, TPI and the Buyer (the "Acquisition Agreement"), the Buyer agreed to manage and direct the prosecution or defense of these matters on behalf of TPI. In addition, the Buyer agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3,000,000. Under any circumstances, however, the maximum amount that the Buyer agreed to reimburse TPI in connection with this matter is $6,500,000. As of December 31, 1996, management estimated total cost to investigate or remediate the New Jersey site to be $7,000,000. In accordance with the above-mentioned provisions of the Acquisition Agreement, the Company recorded a $5,000,000 receivable due from the Buyer for its portion of the estimated costs as of December 31, 1996. As of December 31, 1998, approximately $1,700,000 of expenses in connection with the investigation of the New Jersey site, have been paid by TPI and as provided for in the Acquisition Agreement, the Buyer has reimbursed this amount to TPI. Accordingly, management currently estimates the total cost remaining in connection with the investigation or remediation of the New Jersey site to be approximately $5,300,000 and the related receivable from the Buyer to be approximately $3,300,000 which is included as other receivables in the accompanying consolidated balance sheets. The Buyer, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance. Although the insurance carriers have initially denied coverage, TPI is in negotiations with the major carrier. Recoveries from predecessor companies and insurance companies are shared by TPI and the Buyer.

         Pursuant to the Acquisition Agreement, the Buyer agreed to manage and direct the prosecution or defense of certain other matters on behalf of TPI and to reimburse related costs and expenses. The Buyer agreed to reimburse TPI the first $750,000 of all costs and expenses incurred in connection with each such matter and one-half of such expenses in excess of $750,000. The maximum amount that the Buyer agreed to reimburse TPI in connection with all of these matters, excluding Jersey-Tyler, is $8,000,000. The Buyer did not agree to reimburse TPI for, among other things, (a) liabilities relating to the use, handling, manufacture or sale of products containing asbestos or silica, (b) claims of individuals for health problems such as (but not limited to) silicosis, or (c) offsite environmental liabilities. Although it is impossible to predict the outcome of legal or regulatory proceedings, the Company believes that substantially all of the costs, expenses and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by the Buyer pursuant to the Acquisition Agreement or have been adequately provided for in the consolidated financial statements.

         Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation for which it will not be reimbursed by the Buyer. Since February 1997, approximately three hundred former employees of TPI have filed a series of separate personal injury lawsuits which allege that they were exposed to silica, asbestos and/or other industrial dusts during their employment at TPI. Named as defendants with TPI and Swan Transportation Company ("Swan"), another wholly-owned subsidiary of the Company, are major suppliers of asbestos, sand and industrial respirator devices. These co-defendants have been sued under product liability theories of recovery and various theories to try to avoid workers compensation bars to recovery. The plaintiffs seek to recover money damages for the personal injuries they allegedly suffered as a result of their occupational exposure to silica, asbestos and other industrial dusts. Little discovery has taken place, and it is not possible to predict the outcome at this time. The Company plans to defend this litigation vigorously, but the ultimate outcome is uncertain. In light of the current litigation, and based on a preliminary assessment of claims and contingent claims that may result in future litigation involving TPI, a pretax charge from discontinued operations of $2,000,000 was recorded in 1996 for such matters. This amount is included in other liabilities in the accompanying consolidated balance sheets at December 31, 1998 and 1997. It is reasonably possible that the amounts recorded as liabilities for TPI related matters could change in the near term by amounts that would be material to the consolidated financial statements.

         Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject. In the opinion of management, the ultimate liability, if any, resulting from these ordinary course, routine contingencies will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

(14) SHAREHOLDERS' EQUITY

         The Company has authorized 1,000,000 shares of $10 par value voting preferred stock. The board of directors had designated 250,000 shares as Series A Junior Participating Preferred Stock which were reserved for issuance upon exercise of the Company's stock purchase rights. In December 1997, the board of directors authorized the redemption of the preferred stock purchase rights in connection with the contemplated acquisitions of Resources, TSG and INCODE. The rights were redeemed in January 1998 at $.01 per share. Prior to this redemption, each share of the Company's common stock included a stock purchase right. These rights, which did not have voting rights, could be exercised only after public announcement that a person or group had acquired 20% or more of the Company's common stock or public announcement of an offer for 30% or more of the Company's common stock. The Company had the right to redeem the rights at a price of $.01 per right at any time prior to 15 days (or such longer period as the board of directors may have determined) after the acquisition of 20% of the Company's common stock. Upon exercise each right could have been used to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $21. Each share of Series A Junior Participating Preferred Stock would have had a minimum preferential quarterly dividend of 100 times the dividend declared on common stock, minimum liquidation preference of $100 per share and other preferential common stock conversion features in connection with mergers or other business combinations.

         As of December 31, 1998, the Company had a warrant outstanding to purchase 2,000,000 shares of the Company's common stock at $2.50 per share. The warrant expires in September 2007.

(15) STOCK OPTION PLAN

         The Tyler Corporation Stock Option Plan provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees of the Company and its subsidiaries for up to 3,300,000 shares of the Company's common stock at prices which represent fair market value at dates of grant. All options granted have ten year terms and generally vest over, and become fully exercisable at the end of, four to five years of continued employment.

         The following table summarizes the transactions of the Company's stock option plan for the three-year period ended December 31, 1998:

                                                            Number of   Weighted-Average
                                                             Shares     Exercise Prices
                                                            ---------   ----------------

Options outstanding at January 1, 1996 ................           120      $ 2.10

     Granted ..........................................           225        1.85
     Canceled .........................................           (15)       3.23
                                                            ---------

Options outstanding at December 31, 1996 ..............           330        1.88

     Granted ..........................................         1,517        2.36
     Canceled .........................................          (953)       1.80
     Exercised ........................................          (198)       1.87
                                                            ---------


Options outstanding at December 31, 1997 ..............           696        3.04

     Granted ..........................................         1,371        7.10
     Canceled .........................................           (14)       5.92
     Exercised ........................................          (135)       1.53
                                                            ---------
Options outstanding at December 31, 1998 ..............         1,918      $ 6.03
                                                            =========

Reserved for future options at December 31, 1998 ......           848
                                                            ---------

Exercisable options
     December 31, 1996 ................................           151      $ 1.98
     December 31, 1997 ................................           145      $ 2.71
     December 31, 1998 ................................           239      $ 3.03

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:


                               WEIGHTED                      WEIGHTED                       WEIGHTED
                               AVERAGE                       AVERAGE                     AVERAGE PRICE
                              REMAINING     NUMBER OF        PRICE OF     NUMBER OF            OF
       RANGE OF EXERCISE     CONTRACTUAL    OUTSTANDING    OUTSTANDING    EXERCISABLE     EXERCISABLE
            PRICES               LIFE         OPTIONS         OPTIONS      OPTIONS          OPTIONS
      -------------------    -----------    -----------    -----------    -----------    -------------
      $ 2.125 - $ 3.6875      8.5 years         502           $ 3.22           225          $  2.90
      $ 4.875 - $ 7.875       9.4 years       1,306           $ 6.74            14          $  5.15
      $ 9.625 - $ 10.938      9.4 years         110           $10.42            --               --



         SFAS No. 123, Accounting for Stock-Based Compensation, became effective for the Company in 1996. As allowed by SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

         As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.16%, 6.49% and 6.32%; dividend yield of 0%; expected common stock market price volatility factor of .68, .39 and .37; and a weighted-average expected life of the options of seven years. The weighted-average fair value of options granted in 1998, 1997 and 1996 was $4.93, $1.24 and $.94 per share, respectively.

         Had compensation expense been recorded based on the fair values of the stock option grants, the Company's 1998 and 1997 pro forma income (loss) from continuing operations would have been $162,000 and ($1,639,000), or $.00 and ($.08) per diluted share, respectively. The pro forma effect of these options on net earnings and earnings per diluted share in 1996 was not material. These pro forma calculations only include the effects of grants since 1995. Accordingly, the impacts are not necessarily indicative of the effects on reported net income of future years.

(16) SEGMENT AND RELATED INFORMATION

         As of January 1, 1998, the Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which requires segment information to be reported using a management approach. This management approach is based on reporting segment information the way management organizes segments within the enterprise for making operating decisions and assessing performance.

         The Company has two reportable segments: information and property records services and information software systems and services. The largest component of the information and property records services business is the computerized indexing and imaging of real property records maintained by county clerks and recorders, in addition to providing other information management outsourcing services, records management, micrographic reproduction and title plant update services and sales of copies of title plants to title companies. The information software systems and services segment provides municipal and county governments with software systems and services to meet their information technology and automation needs.

         Divested activities include the historical operating results and assets of the automotive parts and supplies segment, which was discontinued in 1998 and the products for fund raising segment, which was discontinued in 1997. See Note 3 for further discussion. In addition, corporate activities are included as "Other".

         The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The Company defines segment operating income as income before noncash amortization of intangible assets associated with their acquisition by Tyler, interest expense, non-recurring items and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1.

         There were no intersegment transactions, thus no eliminations are necessary.

         The Company's reportable segments are strategic business units that offer different products and services. They are separately managed as each business requires different marketing and distribution strategies.

         The Company derives a majority of its revenue from external domestic customers. The information and property records services segment conducts minor operations in Germany, which are not significant and are not subsequently disclosed.

         Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered:


As of and year ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------
                               Information
                               & Property   Information
                                 Records      Software                     Continuing        Divested
                                 Services      Systems           Other     Operations       Activities      Totals
-------------------------------------------------------------------------------------------------------------------

Revenues.................   $    28,441    $    22,108     $        --    $    50,549    $    76,484     $  127,033

Other amortization
  expense................            --             --             184            184            822          1,006

Depreciation expense.....         1,880            217              49          2,146          1,066          3,212

Segment profit (loss)....         9,249          4,863          (2,773)        11,339           (845)        10,494

Capital expenditures.....         2,076            432             150          2,658          2,070          4,728

Segment assets...........        93,698         33,432           7,364        134,494         15,600        150,094

-------------------------------------------------------------------------------------------------------------------

As of and year ended December 31, 1997
-------------------------------------------------------------------------------------------------------------------
                            Information
                            & Property      Information
                              Records         Software                     Continuing        Divested
                              Services        Systems          Other       Operations       Activities       Totals
-------------------------------------------------------------------------------------------------------------------

Revenues.................   $        --    $        --     $        --    $        --    $    98,342     $   98,342

Other amortization
  expense................            --             --              87             87            749            836

Depreciation expense.....            --             --              29             29          1,817          1,846

Segment profit (loss)....            --             --          (2,959)        (2,959)         1,106         (1,853)

Capital expenditures.....            --             --             139            139          1,290          1,429

Segment assets...........            --             --          24,354         24,354         22,796         47,150

-------------------------------------------------------------------------------------------------------------------

As of and year ended December 31, 1996
-------------------------------------------------------------------------------------------------------------------
                             Information
                             & Property     Information
                               Records        Software                     Continuing        Divested
                               Services        Systems           Other     Operations       Activities       Totals
-------------------------------------------------------------------------------------------------------------------

Revenues.................   $        --    $        --     $        --    $        --    $   128,373     $  128,373

Depreciation expense.....            --             --             101            101          2,205          2,306

Segment profit (loss)....            --             --          (3,242)        (3,242)           777         (2,465)

Capital expenditures.....            --             --              --             --          3,567          3,567

Segment assets...........            --             --          20,890         20,890         31,594         52,484

-------------------------------------------------------------------------------------------------------------------



                                                                    Years ended December 31,
                                                            ---------------------------------------
Reconciliation of reportable segment operating
profit (loss) to the Company's consolidated totals ....       1998           1997           1996
                                                            ---------      ---------      ---------
Total profit or loss for continuing reportable
   segments ...........................................     $  11,339      $  (2,959)     $  (3,242)

Interest expense ......................................        (2,009)           (85)          (183)

Interest income .......................................           178            907            487

Costs of a certain acquisition opportunity ............        (3,146)          --             --

Goodwill and intangibles associated with
   acquisition amortization ...........................        (3,173)          --             --

Restructuring and other charges (Note 12)..............          --             --           (3,616)
                                                            ---------      ---------      ---------

Income (loss) from
   continuing operations before income tax ............     $   3,189      $  (2,137)     $  (6,554)
                                                            =========      =========      =========



(17) SUBSEQUENT EVENTS

         Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle") for approximately 1,100,000 shares of Tyler Corporation common stock and $5,000,000 cash. Eagle is based in Eagle, Colorado, and provides integrated information management systems and services to counties and states located primarily in the western United States. Eagle was founded in 1978 and employs approximately 50 people.

                                TYLER CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                   Years ended December 31, 1998, 1997 and 1996




ALLOWANCE FOR DOUBTFUL ACCOUNTS
-------------------------------
Year ended December 31, 1996:
Balance at beginning of year .....................     $    --
Additions charged to costs and expenses ..........          --
Deductions for accounts charged off ..............          --
Other changes (A) ................................          --
                                                       ---------

    Balance at end of year .......................     $    --
                                                       =========

Year ended December 31, 1997:
Balance at beginning of year .....................     $    --
Additions charged to costs and expenses ..........          --
Deductions for accounts charged off ..............          --
Other changes (A) ................................          --
                                                       ---------

    Balance at end of year .......................     $    --
                                                       =========

Year ended December 31, 1998:
Balance at beginning of year .....................     $    --
Additions charged to costs and expenses ..........           179
Deductions for accounts charged off ..............           (56)
Other changes (A) ................................           408
                                                       ---------

    Balance at end of year .......................     $     531
                                                       =========

(A) Purchase of subsidiaries

                              INDEX TO EXHIBITS

Exhibit
Number     Description
------     -----------
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

    3.3    Amended and Restated By-Laws of Tyler Corporation, dated November 4,
           1997 (filed as Exhibit 3.3 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein).

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

    4.3    Credit agreement among Tyler Corporation and NationsBank of Texas,
           N.A., dated February 13, 1998 (filed as Exhibit 4.3 to the Company's
           Form 10-K for the year ended December 31, 1997, and incorporated herein).

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

  10.16    Employment agreement between the Company and Brian K. Miller, dated
           December 1, 1997. (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein).

  10.18 Employment agreement between the Company and Theodore L. Bathurst, dated October 7, 1998, filed as Exhibit 10.18 to the Company's Form
           10-Q for the quarter ended September 30, 1998, and incorporated herein).

 *10.19    Employment agreement between the Company and C.A. Rundell, Jr., dated
           December 9, 1998.

 *21       Subsidiaries of Tyler

 *23       Consent of Ernst & Young LLP

 *27       Financial Data Schedule
           Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.


 *         Filed herewith.

 (b)       Reports on Form 8-K

           Tyler did not file any Current Reports on Form 8-K during the fourth quarter of 1998.