Form 10-Q
period 1999-03-31
TYLER CORP /NEW/
filed 1999-05-17
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

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


                           2800 WEST MOCKINGBIRD LANE
                               DALLAS, TEXAS 75235
                    (Address of principal executive offices)
                                   (Zip code)


                                 (214) 902-5086
              (Registrant's telephone number, including area code)


                             2121 SAN JACINTO STREET
                         SUITE 2900, DALLAS, TEXAS 75201
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Number of shares of common stock of registrant outstanding at May 13, 1999:
39,301,211

                       TYLER CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                            Page No.
                                                                                            --------
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets .................................         3

                  Condensed Consolidated Statements of Income ... .......................         5

                  Condensed Consolidated Statements of Cash Flows .......................         6

                  Notes to Condensed Consolidated Financial Statements ..................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and

                  Results of Operations .................................................         15

Part II - Other Information

         Item 1.  Legal Proceedings .....................................................         21

         Item 6.  Exhibits and Reports on Form 8-K ......................................         21

Signatures ..............................................................................         21

Exhibit 27        Financial Data Schedule (for SEC information only)

                         PART I.   FINANCIAL INFORMATION


Item 1.     Financial Statements

                       TYLER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)



                                                                    March 31,            December 31,
                                                                      1999                   1998
                                                                 -------------         ----------------
                                                                  (Unaudited)
ASSETS

Current assets
    Cash and cash equivalents                                    $       1,821         $          1,558
    Accounts receivable (less allowance
         for losses of $762 and $531
         at 3/31/99 and 12/31/98, respectively)                         15,536                   14,500
    Income tax receivable                                                   --                    1,308
    Prepaid expenses and other current assets                            2,763                    1,374
    Current notes receivable                                             5,788                       --
    Deferred income taxes                                                1,028                    1,061
    Net assets of discontinued operations                                   --                   12,752
                                                                 -------------         ----------------
         Total current assets                                           26,936                   32,553

Net assets of discontinued operations                                       --                    2,848

Property and equipment, net                                             14,691                   14,147

Other assets
   Goodwill and other intangibles, net                                 107,653                   95,996
   Non-current notes receivable                                          5,171                       --
   Other receivables                                                     3,612                    3,612
   Sundry                                                                  886                      938
                                                                 -------------         ----------------
                                                                 $     158,949         $        150,094
                                                                 =============         ================


See accompanying notes.

                       TYLER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
              (In thousands, except par value and number of shares)


                                                                   March 31,            December 31,
                                                                     1999                  1998
                                                                 -------------         --------------
                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $       1,898         $        1,190
  Accrued liabilities                                                    7,243                  5,152
  Current portion of long-term debt                                      1,957                  1,876
  Deferred revenue                                                      10,073                 10,148
  Income tax payable                                                       254                     --
                                                                 -------------         --------------
      Total current liabilities                                         21,425                 18,366

Long-term debt, less current portion                                    36,633                 37,189
Other liabilities                                                        6,792                  7,273
Deferred income taxes                                                   10,434                 10,920

Commitments and contingencies

Shareholders' equity
   Preferred stock, $10.00 par value; 1,000,000
     shares authorized , none issued                                        --                     --
   Common stock ($.01 par value, 100,000,000
     shares authorized; 36,965,946 and 35,913,313
     shares issued at 3/31/99 and 12/31/98, respectively)                  369                    359
   Capital surplus                                                     110,185                103,985
   Accumulated deficit                                                 (20,682)               (21,791)
                                                                 -------------         --------------
                                                                        89,872                 82,553
   Less treasury shares, at cost:
     (1,423,482 shares at 3/31/99 and 12/31/98)                          6,207                  6,207
                                                                 -------------         --------------
     Total shareholders' equity                                         83,665                 76,346
                                                                 -------------         --------------

                                                                 $     158,949         $      150,094
                                                                 =============         ==============

See accompanying notes.

                       TYLER CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                   1999                     1998
                                                                                -----------              -----------
Revenues                                                                        $    20,433              $     4,808
Cost of revenues                                                                      9,827                    2,508
                                                                                -----------              -----------

      Gross profit                                                                   10,606                    2,300

Selling, general and administrative                                                   5,468                    1,554
Amortization of intangibles                                                           1,096                      350
                                                                                -----------              -----------

      Operating income                                                                4,042                      396

Interest expense                                                                        826                      252
Interest income                                                                          (9)                    (124)
                                                                                -----------              -----------

Income from continuing operations,
    before income taxes                                                               3,225                      268

Income tax expense                                                                    1,551                      125
                                                                                -----------              -----------

Income from continuing operations                                                     1,674                      143

Income from operations of discontinued operations, after income taxes                    --                       12
Loss on disposal of discontinued operations                                            (565)                      --
                                                                                -----------              -----------

Net income                                                                      $     1,109              $       155
                                                                                ===========              ===========

Basic earnings (loss) per common share:
   Continuing operations                                                        $       .05              $       .01
   Discontinued operations                                                             (.02)                      --
                                                                                -----------              -----------
     Net earnings per common share                                              $       .03              $       .01
                                                                                ===========              ===========

Diluted earnings (loss) per common share:
   Continuing operations                                                        $       .05              $       .01
   Discontinued operations                                                             (.02)                      --
                                                                                -----------              -----------
     Net earnings per common share                                              $       .03              $       .01
                                                                                ===========              ===========

Weighted average outstanding common shares:
   Basic                                                                             34,771                   27,327
   Diluted                                                                           35,962                   28,823


See accompanying notes.

                       TYLER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                For the three months ended March 31,
                                                                                ------------------------------------
                                                                                   1999                     1998
                                                                                -----------              -----------
Cash flows from operating activities
    Net income                                                                  $     1,109              $       155
    Adjustments to reconcile net income
    to net cash used by operations:
         Depreciation and amortization                                                1,812                      581
         Deferred income tax benefit                                                   (141)                    (209)
         Discontinued operations-noncash charges and changes in
          operating assets and liabilities                                             (665)                  (2,727)
         Changes in operating assets and liabilities, net of
          effects of acquired companies and discontinued operations:
              Accounts receivable                                                      (596)                    (923)
              Income taxes payable                                                    1,190                      676
              Other current assets                                                     (502)                      46
              Other receivables                                                      (1,872)                     603
              Accounts payable                                                          347                     (870)
              Accrued liabilities                                                      (299)                  (1,510)
              Deferred revenue                                                         (630)                   1,558
              Other liabilities                                                        (481)                    (571)
                                                                                -----------              -----------
             Net cash used by operations                                               (728)                  (3,191)
                                                                                -----------              -----------

Cash flows from investing activities
    Additions to property, plant and equipment                                         (850)                    (396)
    Cost of acquisitions, net of cash acquired                                       (5,781)                 (27,483)
    Investment in database and other assets                                          (1,035)                      --
    Investing activities of discontinued operations                                    (534)                    (338)
    Proceeds from disposal of discontinued operations after expenses                 11,291                    2,628
    Issuance of notes receivable                                                     (1,000)                      --
    Other                                                                                88                       (5)
                                                                                -----------              -----------
         Net cash provided (used) by investing activities                             2,179                  (25,594)
                                                                                -----------              -----------

Cash flows from financing activities
    Net (payments) borrowings on revolving credit facility                              (50)                  22,426
    Payments on notes payable                                                        (1,041)                      --
    Sale of treasury shares to employee benefit plan                                     --                      202
    Payments of principal on capital lease obligations                                  (97)                    (195)
                                                                                -----------              -----------
         Net cash (used) provided by financing activities                            (1,188)                  22,433
                                                                                -----------              -----------

Net increase (decrease) in cash and cash equivalents                                    263                   (6,352)

Cash and cash equivalents at beginning of period                                      1,558                    8,364
                                                                                -----------              -----------

Cash and cash equivalents at end of period                                      $     1,821             $      2,012
                                                                                ===========             ============


See accompanying notes.

                       Tyler Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)



(1)          Basis of  Presentation

             The accompanying unaudited information for Tyler Corporation ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at March 31, 1999, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

             Certain prior year amounts have been reclassified to conform to the current year presentation.

             The Company discontinued the operations of Forest City Auto Parts Company ("Forest City") in 1998. Accordingly, the prior year's financial statements have been restated to reflect the disposition of Forest City.

(2)          Acquisitions

             The Company acquired the entities described below in transactions which were accounted for by the purchase method of accounting and financed the cash portion of the consideration utilizing funds available under its bank credit agreement. Results of operations of the acquired entities are included in the Company's condensed consolidated financial statements from their respective dates of acquisition.

             On February 19, 1998, the Company completed the purchases of Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG") and Interactive Computer Designs, Inc. ("INCODE"). These acquisitions represent the implementation of Tyler's previously announced strategy to build a nationally integrated information management services, system, database and outsourcing company initially serving local and municipal governments. Resources, TSG and INCODE provide information management solutions to approximately 200 county governments and 225 cities, principally located in the Southwestern United States. The purchase price for each acquired company consisted of the following: (i) Resources -
             10.0 million shares of Tyler common stock and approximately $28.0 million of cash and assumed debt; (ii) TSG - 2.0 million shares of Tyler common stock and approximately $12.0 million of cash; and
             (iii) INCODE - 225,000 shares of Tyler common stock and approximately $1.3 million of cash. The purchase price has been allocated to the assets (including identifiable intangible assets such as title plant, workforce, customer lists and software) and liabilities of each company based on their respective fair values. The purchase price exceeded the fair value of each company's respective net identifiable assets by approximately $45.9 million, $14.1 million and $2.5 million for Resources, TSG and INCODE, respectively and the excess has been assigned to goodwill. The purchase price for Resources does not include certain potential additional consideration, as the contingencies regarding such additional consideration are not presently determinable beyond reasonable doubt.

             On June 5, 1998, the Company acquired a line of document management software and related customer installations and service contracts from the Business Imaging Systems division of Eastman Kodak Company for $3.6 million in cash and $1.9 million in assumed liabilities. Kofile, Inc. ("Kofile"), a newly formed subsidiary in the Company's Resources unit, is based in Rochester, New York and its business consists of the development, support and marketing of the document management software and related customer installations and service contracts. The excess purchase price over the fair values of the net identifiable assets acquired was approximately $5.6 million and has been recorded as goodwill.

             On July 1, 1998, the Company completed the purchases of CompactData Solutions, Inc. ("CompactData") and Ram Quest Software, Inc. ("Ram Quest"). CompactData specializes in building and marketing large-scale databases comprised of public record information, such as property appraisals, motor vehicle registrations, drivers licenses and criminal and civil court case records. Ram Quest is a producer of advanced software for title companies, which provides automation solutions for the closing, title plant management and imaging needs of its customers. Ram Quest currently has installed software systems with over 75 customers throughout Texas. Ram Quest and CompactData operate as subsidiaries of the Company's Resources unit. The purchase price for CompactData and Ram Quest totaled approximately $2.3 million, comprised of approximately $1.0 million in cash and assumed debt and 145,000 shares of Tyler common stock. The excess purchase price over the fair values of the net identifiable assets acquired was $2.1 million and has been recorded as goodwill.

             Effective August 1, 1998, the Company completed the purchase of Computer Management Services, Inc. ("CMS") for approximately $1.2 million in cash and 228,000 shares of Tyler common stock. CMS provides integrated information management systems and services to over 500 cities and 100 counties throughout Iowa, Minnesota, Missouri, South Dakota, Illinois, Wisconsin and other states, primarily in the upper Midwest. The excess purchase price over the fair value of the net assets acquired was approximately $1.1 million and has been recorded as goodwill.

             Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle"), of Eagle, Colorado, for approximately 1.1 million shares of Tyler common stock and $5.0 million in cash. The excess purchase price over the estimated fair value of net identifiable assets acquired was approximately $10.8 million and has been recorded as goodwill. Eagle is a leading supplier of networked computing solutions for over 120 county governments in 14 states, primarily in the western United States. In addition, Eagle provides hardware, data conversion, site planning, training and ongoing support to its customers.

             During 1999 and 1998, the Company also made other acquisitions which are immaterial.

             The following unaudited pro forma information presents the consolidated results of operations as if all of the Company's acquisitions occurred on January 1, 1998, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.


                                                                           Three months ended March 31,
                                                                       ------------------------------------
                                                                          1999                     1998
                                                                       -----------              -----------
             Revenues...........................................       $    21,045              $    14,113

             Income from continuing operations..................             1,534                      256

             Net income.........................................               969                      294

             Net income per diluted share.......................       $       .03              $       .01

(3)          Commitments and Contingencies

             As discussed in Note 13 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company, through certain of its subsidiaries, is involved in various environmental claims and claims for work-related injuries and physical conditions arising from a formerly-owned subsidiary that was sold in December 1995.

             Since February 1997, approximately 300 former employees of TPI of Texas, Inc. ("TPI") have filed a series of separate personal injury lawsuits which allege that they were exposed to silica, asbestos and/or other industrial dusts during their employment at TPI.
             Named as defendants with TPI and Swan Transportation Company ("Swan"), another wholly-owned subsidiary of the Company, are major suppliers of asbestos, sand and industrial respirator devices. Three co-defendants have been sued under product liability theories of recovery and various theories to try to avoid workers compensation bars to recovery. The plaintiffs seek to recover money damages for the personal injuries they allegedly suffered as a result of their occupational exposure to silica, asbestos and other industrial dusts. While the Company plans to defend this litigation vigorously, it is reasonably possible that the amounts recorded as liabilities for TPI related matters could change in the near term by amounts that would be material to the consolidated financial statements.

             As discussed in Note 13 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of Tyler Pipe Industries, Inc. (a wholly-owned subsidiary of the Company known as TPI of Texas, Inc. ("TPI")), Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. NJDEPE agreed for TPI to conduct a feasibility study to assess remediation options and propose a remedy for the site and the impacted areas. This study was completed and submitted to the NJDEPE in March 1999. TPI has not agreed to commit to further action at this time. TPI never held title to the site and denies liability.

             Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

(4)          Revenue Recognition

             The Company's information software systems and services segment derives revenue from software licenses, postcontract customer support ("PCS"), and services. PCS includes telephone support, bug fixes, and rights to upgrade on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables as determined based on vendor-specific objective evidence.

             In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company was required to adopt SOP 97-2 for software transactions entered into beginning January 1, 1998.

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

             Title Plants - Sales of copies of title plants are usually made under long-term installment contracts. The contract with the customer is generally bundled with a long-term title plant update service arrangement. The contractual amount ascribed to the sale aspect of the arrangement is based on vendor specific evidence of fair value. The revenue resulting from the sale of copies of title plants is recognized currently by discounting future payments to reflect present values. Such amounts have been recognized currently because legal ownership has passed, delivery has occurred, no significant continuing obligations remain, and collection is considered probable.

             The Company also receives royalty revenue relating to the current activities of two former subsidiaries of Resources. Royalty revenue is recognized as earned upon receipt of royalty payments.

(5)          Discontinued Operations

             On March 26, 1999, the Company sold all of the outstanding common stock of Forest City to HalArt, L.L.C. for approximately $24.5 million. Proceeds consisted of $12.0 million in cash, $3.8 million in a short-term secured promissory note, $3.2 million in senior secured subordinated notes and $5.5 million in preferred stock. The short-term secured promissory note bears interest at 8.5%, becomes due in July 1999, is secured by a first lien on certain real estate and is subject to mandatory prepayment in certain conditions. In July 1999, the unpaid balance, if any, of the short-term secured promissory note will be converted to a senior subordinated note due in March 2002 and will be secured by a second lien on Forest City inventory and real estate. The senior secured subordinated notes carry interest rates ranging between 6% to 8%, become due in March 2002, and are secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable March 2006. Both the subordinated notes and the preferred stock are subject to partial or whole redemption upon the occurrences of specified events.

             In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. Also, because the redemption of the preferred stock is highly dependent upon future successful operations of the buyer and due to its extended repayment terms, the Company is unable to estimate the degree of recoverability. Accordingly, the Company will record the value of the preferred stock as cash is received. The Company estimated the loss on the disposal of Forest City to be $8.9 million which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the three months ended March 31, 1999 of $565,000 (net of taxes of $364,000) to reflect adjusted estimated transaction costs and funded operating losses.

             The purchase agreement provides for an adjustment to the purchase price depending upon the ultimate balance of net assets transferred to the buyer and for the settlement in cash for levels of cash and cash equivalents above or below a prescribed level, as of the closing date. In the preparation of the unaudited condensed financial statements at March 31, 1999, the Company estimated such amounts based upon preliminary estimates which are subject to approval by the buyer. The ultimate amount of the settlements, if any, may vary materially from the amounts reflected in the accompanying condensed financial statements.

             The net assets of discontinued operations at December 31, 1998 consisted principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities), property and equipment of Forest City. Net sales of discontinued operations for the three months ended March 31, 1998 were $18.6 million. Results of discontinued operations include external interest expense on debt associated with discontinued operations of $43,000 for the three months ended March 31, 1998.

             Income tax benefit of $13,000 has been provided on discontinued operations in the first quarter of 1998 based on the income tax resulting from inclusion of the discontinued segment in the Company's consolidated federal income tax return.

             The Company has estimated a $4.6 million capital loss for tax purposes on the sale of Forest City. No tax benefit has been recorded for this capital loss since realization of the capital loss is not assured.

(6)          Sale of Copies of Title Plants

             During the quarter ended March 31, 1999, the Company entered into a series of title services agreements with certain of its customers. Each of the contracts included the sale of copies of title plants in a three county area combined with a ten year title plant update service arrangement for the provision of title plant indices and document retrieval services. Revenue recognized in connection with the sales of copies of the title plants for the quarter ended March 31, 1999 amounted to approximately $1.7 million which has been classified in the accompanying condensed consolidated balance sheet at March 31, 1999, as non-current installment receivables at their discounted present values.

   (7)       Earnings Per Share

             Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of Tyler common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and a warrant that would have had a dilutive effect on earnings per share. In the three months ended March 31, 1999, options to purchase 1,530,421 shares of common stock at exercise prices ranging from $5.44 to $10.94 were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:


                                                                                Three months ended
                                                                                     March 31,
                                                                                -------------------
                                                                                 1999        1998
                                                                                -------     -------
             Numerators for basic and diluted earnings per share:
               Income from continuing operations .....................          $ 1,674     $   143
                                                                                =======     =======

             Denominator:
               Denominator for basic earnings per share-
               Weighted-average outstanding common shares ............           34,771      27,327

               Effect of dilutive securities:
               Employee stock options ................................              142         240
               Warrant ...............................................            1,049       1,256
                                                                                -------     -------
             Dilutive potential common shares ........................            1,191       1,496
                                                                                -------     -------
             Denominator for diluted earnings per share-
                 Adjusted weighted-average outstanding
                  common shares and assumed conversion ...............           35,962      28,823
                                                                                =======     =======

             Basic earnings per share from continuing
                  operations .........................................          $   .05     $   .01
                                                                                =======     =======

             Diluted earnings per share from continuing
                  Operations .........................................          $   .05     $   .01
                                                                                =======     =======



   (8)       Comprehensive Income (Loss)

             In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued and was adopted by the Company in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Comprehensive income and net income for the three months ended March 31, 1999 and 1998 was $1.1 million and $155,000, respectively.

   (9)       Segment and Related Information

             As of January 1, 1998, the Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires segment information to be reported using a management approach. This management approach is based on reporting segment information the way management organizes segments within the enterprise for making operating decisions and assessing performance.

             The Company has two reportable segments: information and property records services and information software systems and services. The largest component of the information and property records services business is the computerized indexing and imaging of real property records maintained by county clerks and recorders, in addition to the provision of other information management outsourcing services, records management, micrographic reproduction and title plant update services and sales of copies of title plants to title companies. The information software systems and services segment provides municipal and county governments with software systems and related services to meet their information technology and automation needs.

             Divested activities include the historical operating results and assets of the automotive parts and supplies segment, which was discontinued in 1998. See Note 5 for further discussion. In addition, corporate activities are included as "Other".

             The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The Company defines segment operating income as income before noncash amortization of intangible assets associated with their acquisition by Tyler, interest expense, non-recurring items and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10K for the year ended December 31, 1998.

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

             Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered:


             For the three months ended March 31, 1999
             -------------------------------------------------------------------

                                      Information
                                      & Property   Information
                                        Records      Software                     Continuing     Divested
                                        Services      Systems        Other        Operations    Activities         Totals
                                      -----------  -----------    -----------    -----------    -----------      ----------
             Revenues...............  $    10,142  $    10,291    $        --    $    20,433    $        --      $   20,433

             Segment profit (loss)..        4,122        2,497         (1,481)         5,138             --           5,138



             For the three months ended March 31, 1998
             -------------------------------------------------------------------

                                      Information
                                      & Property   Information
                                        Records      Software                     Continuing     Divested
                                        Services      Systems        Other        Operations    Activities         Totals
                                      -----------  -----------    -----------    -----------    -----------      ----------
             Revenues...............  $     2,399  $     2,409    $        --    $     4,808    $    18,566      $   23,374

             Segment profit (loss)..          667          741           (662)           746             40             786

                                                                          Three months ended March 31,
                                                                         ------------------------------
             Reconciliation of reportable segment operating
             profit to the Company's consolidated totals                     1999              1998
             -------------------------------------------------           ------------       -----------
             Total segment operating profit for
                reportable segments...........................           $      5,138       $       746

             Interest expense.................................                   (826)             (252)

             Interest income..................................                      9               124

             Goodwill and intangibles amortization............                 (1,096)             (350)
                                                                         ------------       -----------
             Income from continuing operations
                before income tax.............................           $      3,225       $       268
                                                                         ============       ===========


   (10)      Subsequent Events

             On April 6, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance, ("FundBalance") of Ann Arbor, Michigan, a company which develops and markets fund accounting software and other applications for state and local governments, not-for-profit organizations and cemeteries. Tyler acquired all of the outstanding capital stock of FundBalance by means of a merger transaction pursuant to which all the shares of FundBalance capital stock were converted into the right to receive shares of Tyler common stock based upon an agreed-upon exchange ratio.

             Effective May 1, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software ("MUNIS") of Falmouth, Maine, which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations. MUNIS provides software solutions to more than 600 customers, primarily located throughout the northeast and southeast United States.

             Effective May 1, 1999, the Company acquired Gemini Systems, Inc. ("Gemini") of Falmouth, Maine, which develops and markets software products for municipal governments and utilities which are installed at over 500 locations in 34 states, with over 300 of those installations in New England.

   (11)      New Accounting Standards

             In June 1998, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for financial statements for all fiscal quarters of all fiscal years beginning after June 5, 1999, although early adoption is allowed. The Company has not determined if it will adopt the provisions of this SFAS prior to its effective date. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

             On January 1, 1999, the Company adopted the provisions of SOP 98-5, Reporting on the Costs of Start-up Activities. This SOP provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. Adoption of SOP 98-5 did not have a material impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             FORWARD - LOOKING STATEMENTS

             This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, changes in product demand, the availability of products, changes in competition, economic conditions, risks associated with Year 2000 issues, changes in tax risks, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

             GENERAL

             Through March 26, 1999, Tyler operated two distinct businesses, the integrated information management services, systems and outsourcing business and the automotive parts and supplies business. In March 1999, Tyler sold Forest City Auto Parts Company ("Forest City") to HalArt, L.L.C. As a result of the sale of Forest City, Tyler no longer engages in the automotive parts and supplies business, and its business is solely focused on the integrated information management services, systems, and outsourcing business. Therefore, historical financial information attributable to the automotive parts and supply business has been reported as discontinued operations and all prior year financial information included herein has been restated to reflect this disposition. Continuing operations are comprised of the results of operations of its newly acquired information management businesses from their respective dates of acquisition.

             RECENT DEVELOPMENTS

             On April 6, 1999, Tyler acquired Micro Arizala Systems, Inc. d/b/a FundBalance, Inc. ("FundBalance"), a developer of fund accounting software and other applications for state and local governments, not-for-profit organizations and cemeteries. FundBalance products are installed at over 1,150 locations in 42 states and Canada.

             Effective May 1, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software ("MUNIS"), a developer of integrated financial and land management information systems for counties, cities, schools and not-for profit organizations. MUNIS provides software solutions to more than 600 customers, primarily located throughout the northeast and southeast United States.

             Effective May 1, 1999, the Company acquired Gemini Systems, Inc. ("Gemini"), a provider of software products for municipal governments and utilities which are installed at over 500 locations in 34 states, with over 300 of those installations in New England.

             ANALYSIS OF RESULTS OF OPERATIONS

             REVENUES

             For the three months ended March 31, 1999, Tyler had revenues of $20.4 million compared to $4.8 million from continuing operations in the prior year period. On a pro forma basis, revenues increased $6.9 million, or 49%, for the three months ended March 31, 1999 from $14.1 million in the comparable prior year period. During the three months ended March 31, 1999, the Company recognized as revenue approximately $1.7 million in connection with the sales of copies of title plants to a group of seven title companies. Under the terms of contracts with these seven title companies, Tyler will deliver database information covering three Texas counties and provide data update and document image retrieval services over the ten-year term of the contracts. Tyler will also provide these customers with its fully integrated on-line data indexing and imaging system. The total estimated value of these contracts over the ten-year period is $24.5 million. Additionally, in 1998, The Software Group was awarded significant contracts with the counties of El Paso, and Gregg, both located in Texas, and Multnomah County (Portland) in Oregon for combined expected revenues of approximately $8.0 million. Installation of these contracts began in the fall of 1998 and is expected to be significantly complete by the end of 1999. Revenues in the first quarter of 1999 include approximately $2.3 million associated with these three contracts. Microfilm and imaging services and title company software installations provided approximately $500,000 of the revenue increase due to the completion of several large projects. Annual maintenance services, document management software, recreation services and optical imaging services provided other sources of revenue increases.

             COST OF REVENUES

             For the three months ended March 31, 1999, Tyler had cost of revenues of $9.8 million compared to $2.5 million from continuing operations in the prior year period. On a pro forma basis, total cost of revenues increased approximately $2.2 million or 28% for the three months ended March 31, 1999, compared to $7.9 million from continuing operations in the comparable prior year period. The gross margin was significantly higher at 51.8%, compared to the prior year period of 44% on a pro forma basis. The improvement in margin is mainly attributable to changes in product mix, primarily sales of copies of title plants and related services to title companies and increased sales volume related to several large contracts.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             For the three months ended March 31, 1999, Tyler had selling, general and administrative expenses of $5.5 million compared to $1.6 million from continuing operations in the comparable prior year period. On a pro forma basis, selling, general and administrative expenses were $6.1 million compared to $3.9 million in the first quarter of 1998. On a pro forma basis, selling, general and administrative expense as a percent of revenues increased to 28.9% for the three months ended March 31, 1999, from 27.6% from continuing operations in the first quarter of 1998 primarily due to increased costs associated with hiring management personnel to accommodate present and planned future growth. This increase was offset somewhat by higher sales volume.

             AMORTIZATION OF INTANGIBLES

             The Company accounted for all 1998 and first quarter 1999 acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the fair value of net identifiable assets of the acquired companies ("goodwill") and intangibles associated with acquisition are amortized using the straight-line method of amortization over their respective useful lives.

             NET INTEREST EXPENSE

             Net interest expense was higher for the first quarter of 1999 compared to the same period of 1998 as a result of the debt incurred on February 19, 1998 to finance acquisitions and their related transaction costs. Prior to February 19, 1998, the Company had no debt. The average interest rate in the first quarter of 1999 was 7.1% compared to 7.3% in the comparable prior year period.

             INCOME TAX PROVISION

             The effective tax rate increased to 48% from 46.6% primarily due to the non-deductibility of goodwill amortization relating to acquisitions which occurred beginning in the first quarter of 1998.

             DISCONTINUED OPERATIONS

             Subsequent to entering into a letter of intent in December of 1998, the Company sold all of the outstanding common stock of its non-core automotive parts and supplies business, Forest City, on March 26, 1999, for approximately $24.5 million. Proceeds consisted of $12.0 million in cash, $3.8 million in a short-term secured promissory note, $3.2 million in senior secured subordinated notes and $5.5 million in preferred stock. The short-term secured promissory note bears interest at 8.5%, becomes due in July 1999, is secured by a first lien on certain real estate and is subject to mandatory prepayment in certain conditions. In July 1999, the unpaid balance, if any, of the short-term secured promissory note will be converted to a senior subordinated note due in March 2002, and will be secured by a second lien on Forest City inventory and real estate. The senior secured subordinated notes carry interest rates ranging between 6% to 8%, become due in March 2002, and are secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable March 2006. Both the subordinated notes and the preferred stock are subject to partial or whole redemption upon the occurrences of specified events.

             The Company estimated the loss on the disposal of Forest City to be $8.9 million which was recorded in its 1998 Form 10-K. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the three months ended March 31, 1999 of $565,000 (net of taxes of $364,000) to reflect adjusted estimated transaction costs and funded operating losses.

             The purchase agreement provides for an adjustment to the purchase price depending upon the ultimate balance of net assets transferred to the buyer and for the settlement in cash for levels of cash and cash equivalents above or below a prescribed level, as of the closing date. In the preparation of the unaudited condensed financial statements at March 31, 1999, the Company estimated such amounts based upon preliminary estimates which are subject to approval by the buyer. The ultimate amount of the settlements, if any, may vary materially from the amounts reflected in the accompanying condensed financial statements.

             NET INCOME AND OTHER MEASURES
             Net income was $1.1 million for the three months ended March 31, 1999 compared to $155,000 in the first quarter of 1998. Income from continuing operations was $1.7 million and $143,000 for the three months ended March 31, 1999 and 1998, respectively. Diluted earnings per share from continuing operations was $.05 and $.01 for the three months ended March 31, 1999 and 1998, respectively.

             Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three months ended March 31, 1999 was $5.9 million compared to $1.0 million for the comparable prior year period. EBITDA consists of income from continuing operations before interest, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

             FINANCIAL CONDITION AND LIQUIDITY

             In February 1998, the Company entered into a three-year bank credit agreement in an amount not to exceed $50 million, including a $5 million sublimit for the issuance of standby and commercial letters of credit. At March 31, 1999, the Company had outstanding borrowings of $30.8 million under the bank credit agreement. The effective average interest rate for the borrowings under the bank credit agreement was approximately 7.1% for the three months ended March 31, 1999. The Company's capitalization at March 31, 1999 consisted of $38.6 million in long-term debt and capital lease obligation (including current portion) and $83.7 million in stockholders' equity. The total debt-to-capital ratio was approximately 32% at March 31, 1999.

             The Company is engaged in discussions with its primary lending bank regarding increasing its credit line. Although there can be no assurances that the credit line can be increased on terms acceptable to the Company, the Company expects to have an expanded credit facility available by early third quarter 1999.

             For the three months ended March 31, 1999, the Company incurred capital expenditures of $850,000. These expenditures include costs of computer equipment and software required for internal growth and some modest building expansion.

             The Company incurred software development costs of approximately $800,000 in the first quarter of 1999 primarily relating to the construction of a national data repository ("Database"). Such costs include certain payroll related programming costs as well as the costs to purchase data from external sources to initially populate the Database. Upon completion, the Database will include, among other items, a wide range of public information such as real property tax and assessment data; chain of title property records and images. Additionally, further expenditures will be necessary subsequent to 1999 to update and expand the Database.

             Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle") for 1.1 million shares of Tyler common stock and $5.0 million cash in a business combination accounted for as a purchase.

             In March 1999, the Company entered into a merger agreement pursuant to which it will acquire all of the outstanding common stock of CPS Systems, Inc. ("CPS"). This transaction, which is expected to be accounted for as a pooling-of-interests, is subject to the approval of CPS shareholders and to certain other customary conditions, including completion of due diligence by Tyler. In connection with this proposed transaction Tyler provided CPS with bridge financing of $1.0 million in the form of a note secured by a lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property. The note bears interest at 2% over the prime rate and is due in September 1999.

             Subsequent to March 31, 1999, the Company paid approximately $16.8 million in cash and issued 3.8 million shares of Tyler common stock to acquire FundBalance, MUNIS and Gemini.

             The Company from time to time engages in discussions with respect to selected acquisitions and expects to continue to assess these and other acquisition opportunities as they arise. The Company may also require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company. Absent any acquisitions, the Company anticipates that cash flows from operations, working capital and unused borrowing capacity under its existing bank credit agreement will provide sufficient funds to meet its needs for at least next year.

             YEAR 2000 COMPLIANCE

             Status of Progress

             The Company has established a Program Office to centralize and coordinate its efforts and to further define, evaluate and conduct audits of the Company and its progress toward Year 2000 ("Y2K") compliance. The Program Office is chaired by the Chief Financial Officer and reports periodically to the Executive Committee of the Board of Directors. The Program Office has established a Y2K Task Force, comprised of representatives from each of the Company's principal operating units, which is charged with evaluating and implementing the Company's Y2K effort and reporting the results thereof to the Program Office. The Executive Committee of the Board of Directors is charged with evaluating the progress reported by the Program Office and addressing any issues as they arise.

             At the request of the Program Office, each of the Company's operating units has independently developed a Y2K plan. Pursuant to these plans, each operating unit has conducted an inventory and assessment of its internal and external technology, all of its computer-based systems, imbedded microchips and other processing capabilities to identify the computer systems that could be affected by the Y2K issue. The operating units have also substantially completed testing of their products for Y2K compliance, and some have completed testing of their delivery systems. Certain customers currently have Y2K compliant versions of the Company's products. The Company's Y2K plan calls for a majority of customers to have compliant versions installed by July 1999 and the remainder by December 1999. Each operating unit is at a different stage in the implementation of their Y2K plan. Overall, however, as of March 31, 1999, the Company was approximately 60% complete.

             The Company primarily uses third party software for its internal computer systems. A majority of the installed systems are purported to be Y2K compliant. The Company has purchased, and is now installing at one of its principal operating units, an enhanced accounting application from Platinum Technologies that is Y2K compliant to replace the current system. Installation is expected to be completed by the fourth quarter of 1999.

             The Company cooperates with many third party vendors and suppliers to provide products and services to its customers and to the Company itself. The Company has circulated requests for and has received written confirmations regarding their Y2K compliance from a selected number of such parties and is expecting responses from the remainder. All responses will be evaluated to determine if additional action is required.

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

             The costs incurred to date are estimated to be approximately $2.9 million, and the estimated costs to complete will comprise an additional $1.1 million. A significant amount of the estimated costs to complete will be capitalized because such costs represent hardware and software packages. Some of the prior costs were incurred by the Company's operating units before they were acquired by the Company. The new accounting application was purchased primarily to accommodate expansion and anticipated future acquisitions and secondarily to obtain Y2K compliance. However, the total cost for the accounting application is included in the aforementioned amount. The total cost estimate of the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, acquisitions, or recommendations by business partners. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

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

             Summary

             There can be no assurance that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy all Y2K compliance issues that are discovered; however, the Company is working to identify all issues. To the extent that the Company is unable to resolve its Y2K issues prior to January 1, 2000, operating results could be materially and adversely affected. In addition, the Company could be adversely affected if other entities (i.e., vendors or customers) not affiliated with the Company do not appropriately address their own Y2K compliance issues in advance of their occurrence.

             Part II.    OTHER INFORMATION

Item 1.      Legal Proceedings

             For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 8 of this document.

Item 6.      Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  Exhibit
                  Number     Exhibit
                  -------    -------

                  27         Financial Data Schedule (for SEC information only)

             (b) There were no reports filed on Form 8-K during the first quarter of 1999.

Item 3 of Part I and Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TYLER CORPORATION


                              By:    /s/Theodore L. Bathurst
                                     -------------------------------------------
                                     Theodore L. Bathurst
                                     Vice President and Chief Financial Officer
                                     (principal financial officer and an
                                        authorized signatory)



                              By:    /s/Brian K. Miller
                                     -------------------------------------------
                                     Brian K. Miller
                                     Vice President and Chief Accounting Officer
                                     (principal accounting officer and an
                                        authorized signatory)



Date:     May 14, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  27         Financial Data Schedule (for SEC information only)