Form 10-Q
period 1999-06-30
TYLER TECHNOLOGIES INC
filed 1999-08-13
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 1-10485


                            TYLER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        75-2303920
         (State or other jurisdiction of                      ( I.R.S. employer
         incorporation or organization)                      identification no.)


                           2800 WEST MOCKINGBIRD LANE
                               DALLAS, TEXAS 75235
                    (Address of principal executive offices)
                                   (Zip code)


                                 (214) 902-5086
              (Registrant's telephone number, including area code)


                                TYLER CORPORATION
             (Former name, former address and former fiscal year, if
                          changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Number of shares of common stock of registrant outstanding at August 10, 1999: 39,481,211

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                      Page No.
                                                                                                      --------
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets .........................................         3

                  Condensed Consolidated Statements of Income ...................................         5

                  Condensed Consolidated Statements of Cash Flows................................         6

                  Notes to Condensed Consolidated Financial Statements ..........................         7

         Item 2.  Management's Discussion and Analysis of Financial Condition and

                  Results of Operations .........................................................         16

Part II - Other Information

         Item 1.  Legal Proceedings .............................................................         23

         Item 4.  Submission of Matters to a Vote of Security Holders............................         23

         Item 6.  Exhibits and Reports on Form 8-K...............................................         24

Signatures ......................................................................................         24

Exhibit 27        Financial Data Schedule (for SEC information only)

PART I   FINANCIAL INFORMATION


Item 1   Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)

                                                     June 30,          December 31,
                                                       1999                1998
                                                   --------------     --------------
                                                    (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                      $          885     $        1,558
    Accounts receivable (less allowance
        for losses of $836 and $531
        at 6/30/99 and 12/31/98, respectively)             26,664             14,500
    Income taxes receivable                                  --                1,308
    Prepaid expenses and other current assets               3,530              1,374
    Current notes receivable                                6,004               --
    Deferred income taxes                                   1,195              1,061
    Net assets of discontinued operations                    --               12,752
                                                   --------------     --------------
      Total current assets                                 38,278             32,553

Net assets of discontinued operations                        --                2,848

Property and equipment, net                                16,166             14,147

Other assets
  Goodwill and other intangibles, net                     143,801             95,996
  Non-current notes receivable                              6,744               --
  Other receivables                                         2,969              3,612
  Sundry                                                    1,076                938
                                                   --------------     --------------
                                                   $      209,034     $      150,094
                                                   ==============     ==============


See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
              (In thousands, except par value and number of shares)

                                                                    June 30,        December 31,
                                                                      1999              1998
                                                                  ------------      ------------
                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities
      Accounts payable                                            $      3,457      $      1,190
      Accrued liabilities                                                9,207             5,152
      Current portion of long-term debt                                  4,017             1,876
      Deferred revenue                                                  17,153            10,148
      Income taxes payable                                                 854              --
                                                                  ------------      ------------
          Total current liabilities                                     34,688            18,366

    Long-term debt, less current portion                                52,562            37,189
    Other liabilities                                                    6,593             7,273
    Deferred income taxes                                               10,125            10,920

    Commitments and contingencies

    Shareholders' equity
      Preferred stock, $10.00 par value, 1,000,000
         shares authorized, none issued                                   --                --
      Common stock ($.01 par value, 100,000,000
         shares authorized; 40,724,693 and 35,913,313
         shares issued at 6/30/99 and 12/31/98, respectively)              406               359
      Capital surplus                                                  130,386           103,985
      Accumulated deficit                                              (19,569)          (21,791)
                                                                  ------------      ------------
                                                                       111,223            82,553

      Less treasury shares, at cost:
        (1,418,482 and 1,423,482 shares at 6/30/99
         and 12/31/98, respectively)                                     6,157             6,207
                                                                  ------------      ------------
      Total shareholders' equity                                       105,066            76,346
                                                                  ------------      ------------

                                                                  $    209,034      $    150,094
                                                                  ============      ============



See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three months ended                Six months ended
                                                        June 30,                          June 30,
                                                --------------------------      --------------------------
                                                  1999            1998            1999            1998
                                                ----------      ----------      ----------      ----------
Net revenues                                    $   28,674      $   11,993      $   49,107      $   16,801
Cost of revenues                                    12,651           5,672          22,478           8,180
                                                ----------      ----------      ----------      ----------

      Gross profit                                  16,023           6,321          26,629           8,621

Selling, general and administrative                  9,649           3,174          15,117           4,728
Amortization of intangibles                          1,552             772           2,648           1,122
                                                ----------      ----------      ----------      ----------

      Operating income                               4,822           2,375           8,864           2,771

Interest expense                                     1,113             545           1,939             797
Interest income                                       (272)            (12)          (281)           (136)
                                                ----------      ----------      ----------      ----------

Income before provision for income taxes             3,981           1,842           7,206           2,110

Provision for income taxes                           2,088             845           3,639             970
                                                ----------      ----------      ----------      ----------

Income from continuing operations                    1,893             997           3,567           1,140

Discontinued operations:
  Loss from operations of discontinued
    operations, after income taxes                    (780)            (81)           (780)            (69)
  Gain (loss) on disposals of discontinued
    operations                                        --               375            (565)            375
                                                ----------      ----------      ----------      ----------

Net income                                      $    1,113      $    1,291      $    2,222      $    1,446
                                                ==========      ==========      ==========      ==========

Basic earnings (loss) per common share:
  Continuing operations                         $     0.05      $     0.03      $     0.10      $     0.04
  Discontinued operations                            (0.02)           0.01           (0.04)           0.01
                                                ----------      ----------      ----------      ----------
      Net earnings per common share             $     0.03      $     0.04      $     0.06      $     0.05
                                                ==========      ==========      ==========      ==========


Diluted earnings (loss) per common share:
  Continuing operations                         $     0.05      $     0.03      $     0.09      $     0.04
  Discontinued operations                            (0.02)           0.01           (0.04)           0.00
                                                ----------      ----------      ----------      ----------
      Net earnings per common share             $     0.03      $     0.04      $     0.05      $     0.04
                                                ==========      ==========      ==========      ==========

Weighted average outstanding common shares:
  Basic                                             38,539          34,117          36,648          30,741
  Diluted                                           39,944          36,089          37,946          32,475





See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                  1999            1998
                                                                                ----------      ----------
Cash flows from operating activities
Net income                                                                      $    2,222      $    1,446
Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                      4,298           1,822
  Deferred income taxes                                                               (455)             25
  Discontinued operations - non-cash charges and changes in
    operating assets and liabilities                                                  (665)           (814)
  Changes in operating assets and liabilities, net of effects of acquired
    companies and discontinued operations                                           (4,915)         (1,231)
                                                                                ----------      ----------
      Net cash provided by operations                                                  485           1,248
                                                                                ----------      ----------

Cash flows from investing activities
  Additions to property, plant and equipment                                        (2,123)         (1,250)
  Cost of acquisitions, net of cash acquired                                       (22,412)        (31,638)
  Investment in database and other assets                                           (1,997)           --
  Investing activities of discontinued operations                                     (534)           (806)
  Net proceeds from disposal of discontinued operations                             11,291           2,628
  Issuance of notes receivable                                                      (1,000)           --
  Other                                                                                (94)            (58)
                                                                                ----------      ----------
      Net cash used by investing activities                                        (16,869)        (31,124)
                                                                                ----------      ----------


Cash flows from financing activities
  Net borrowings on revolving credit facilities                                     16,703          23,248
  Payments on notes payable                                                         (1,354)           --
  Proceeds from notes receivable                                                       643            --
  Sale of treasury shares to employee benefit plan                                      20             209
  Payments of principal on capital lease obligations                                  (201)           (213)
  Debt issuance cost                                                                  (100)           (313)
                                                                                ----------      ----------
      Net cash provided by financing activities                                     15,711          22,931
                                                                                ----------      ----------


Net decrease in cash and cash equivalents                                             (673)         (6,945)

Cash and cash equivalents at beginning of period                                     1,558           8,364
                                                                                ----------      ----------

Cash and cash equivalents at end of period                                      $      885      $    1,419
                                                                                ==========      ==========




See accompanying notes.

                   Tyler Technologies, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)

(1)      Basis of  Presentation

         On May 19, 1999, the shareholders of the Company voted to approve the change of the Company's name from Tyler Corporation to Tyler Technologies, Inc.

         The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at June 30, 1999, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         On February 19, 1998, the Company completed the purchases of Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG") and Interactive Computer Designs, Inc. ("INCODE"). These acquisitions represent the implementation of Tyler's previously announced strategy to build a nationally integrated information management services, system, database and outsourcing company initially serving local and municipal governments. Resources, TSG and INCODE provide information management solutions to county governments and cities, principally located in the Southwestern United States. The purchase price for each acquired company consisted of the following: (i) Resources - 10.0 million shares of Tyler common stock and approximately $28.0 million of cash and assumed debt; (ii) TSG - 2.0 million shares of Tyler common stock and approximately $12.0 million of cash; and (iii) INCODE - 225,000 shares of Tyler common stock and approximately $1.3 million of cash. The purchase price has been allocated to the assets (including identifiable intangible assets such as title plant, workforce, customer lists and software) and liabilities of each company based on their respective fair values. The purchase price exceeded the estimated fair value of each company's respective net identifiable assets by approximately $45.9 million, $14.1 million and $2.5 million for Resources, TSG and INCODE, respectively, and the excess has been assigned to goodwill. The purchase price for Resources does not include certain potential additional consideration, as the contingencies regarding such additional consideration are not presently determinable beyond reasonable doubt.

         On June 5, 1998, the Company acquired a line of document management software and related customer installations and service contracts from the Business Imaging Systems division of Eastman Kodak Company for $3.6 million in cash and $1.9 million in assumed liabilities. The excess purchase price over the estimated fair values of the net identifiable assets acquired was approximately $5.6 million and has been recorded as goodwill.

         On July 1, 1998, the Company completed the purchases of CompactData Solutions, Inc. ("CompactData") and Ram Quest Software, Inc. ("Ram Quest"). CompactData specializes in building and marketing large-scale databases comprised of public record information, such as property appraisals, motor vehicle registrations, drivers licenses and criminal and civil court case records. Ram Quest is a producer of advanced software for title companies, which provides automation solutions for the closing, title plant management and imaging needs of its customers. Ram Quest has installed software systems with customers throughout Texas. Ram Quest and CompactData operate as units of the Company's Resources subsidiary. The purchase price for CompactData and Ram Quest totaled approximately $2.3 million, comprised of approximately $1.0 million in cash and assumed debt and 145,000 shares of Tyler common stock. The excess purchase price over the estimated fair values of the net identifiable assets acquired was $2.1 million and has been recorded as goodwill.

         Effective August 1, 1998, the Company completed the purchase of Computer Management Services, Inc. ("CMS") for approximately $1.2 million in cash and 228,000 shares of Tyler common stock. CMS provides integrated information management systems and services to cities and counties throughout Iowa, Minnesota, Missouri, South Dakota, Illinois, Wisconsin and other states, primarily in the upper Midwest. The excess purchase price over the estimated fair value of the net identifiable assets acquired was approximately $1.1 million and has been recorded as goodwill.

         Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle"), for approximately 1.1 million shares of Tyler common stock and $5.0 million in cash. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was approximately $10.8 million and has been recorded as goodwill. Eagle is a leading supplier of networked computing solutions for county governments in 14 states, primarily in the western United States. In addition, Eagle provides hardware, data conversion, site planning, training and ongoing support to its customers.

         Effective April 1, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance ("FundBalance") a company which develops and markets fund accounting software and other applications for state and local governments, not-for-profit organizations and cemeteries. The Company acquired all of the outstanding capital stock of FundBalance for approximately 356,000 shares of Tyler common stock. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was approximately $1.7 million and has been recorded as goodwill.

         On April 19, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software ("MUNIS"), which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations. MUNIS provides software solutions to customers primarily located throughout the northeast and southeast United States. The purchase price was approximately $16.3 million in cash and 2.7 million shares of Tyler common stock. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was $29.2 million and has been recorded as goodwill.

         Effective May 1, 1999, the Company acquired Gemini Systems, Inc. ("Gemini"), for a combination of approximately $1.2 million in cash and promissory notes and 700,000 shares of Tyler common stock. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was approximately $5.8 million and has been recorded as goodwill. Gemini develops and markets software products for municipal governments and utilities which are installed at locations in 34 states, with a majority of those installations in New England.

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

                  (Dollars in thousands, except per share data)

                                                          Six months ended June 30,
                                                           1999           1998
                                                         ----------     ----------
         Revenues ..................................     $   57,837     $   37,975

         Income (loss) from continuing operations ..          3,221           (482)

         Net income (loss) .........................          1,876            (63)

         Earnings per diluted common share .........     $      .05     $     --

         In connection with the acquisitions of Eagle, FundBalance, MUNIS and Gemini, the purchase price has been allocated to the net assets acquired based primarily on information furnished by management of the acquired companies. The final allocation of the respective purchase prices will be determined in a reasonable time and will be based on a complete evaluation of the assets acquired and liabilities assumed. Accordingly, the information presented herein may differ from the final purchase price allocation.

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

         Between 1968 and December 1995, TPI owned and operated foundries. TPI is, and expects to continue to be, involved in different types of litigation related to such ownership and operation. Since February 1997, approximately three hundred former employees of TPI have filed a series of separate personal injury lawsuits which allege that they were exposed to silica, asbestos and/or other industrial dusts during their employment at TPI. Named as defendants with TPI are Swan Transportation Company ("Swan"), another wholly-owned subsidiary of the Company, as well as major suppliers of asbestos, sand, and industrial respirator devices. These co-defendants have been sued under product liability theories of recovery and various theories to try to avoid workers compensation bars to recovery. The plaintiffs seek to recover money damages for the personal injuries they allegedly suffered as a result of their occupational exposure to silica, asbestos, and other industrial dusts. Because of the unique factors inherent in each case and the fact that most are in the preliminary stages and little discovery has taken place, the Company lacks sufficient information upon which judgments can be made as to their validity and ultimate disposition.

         The Company plans to defend this litigation vigorously, but the ultimate outcome is uncertain. The Company initially provides for the estimated claim settlement costs when minimum levels can be reasonably estimated. If the best estimate of claim costs can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. In light of the current litigation, and based on a preliminary assessment of claims and contingent claims that may result in future litigation involving TPI, a liability for the minimum amount of $2.0 million for claim settlements was recorded in 1996. In addition, legal and related professional services costs to defend litigation of this nature are expensed as incurred. During the three months ended June 30, 1999, the Company charged discontinued operations for approximately $.8 million (net of income tax benefit of approximately $ .4 million) primarily for legal and related professional services costs incurred in connection with preparing its defense for anticipated trials.

         While the Company plans to defend the above mentioned litigation vigorously, it is reasonably possible that the amounts recorded as liabilities for TPI related matters could change in the near term by amounts that would be material to the consolidated financial statements.

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

         A majority of the Company's software arrangements involve off-the-shelf software and the other elements that are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, training has commenced, customer acceptance is reasonably assured, the license fee is substantially billable and remaining services are considered nominal.

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

    (5)  Discontinued Operations

         On March 26, 1999, the Company sold all of the outstanding common stock of Forest City to HalArt, L.L.C. ("HalArt") for approximately $24.5 million. Proceeds consisted of $12.0 million in cash, $3.8 million in a short-term secured promissory note, $3.2 million in senior secured subordinated notes and $5.5 million in preferred stock. The short-term secured promissory note was fully paid in July 1999. The senior secured subordinated notes carry interest rates ranging between 6% to 8%, become due in March 2002, and are secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable March 2006. Both the subordinated notes and the preferred stock are subject to partial or whole redemption upon the occurrences of specified events.

         In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. Also, because the redemption of the preferred stock is highly dependent upon future operations of the buyer and due to its extended repayment terms, the Company is unable to estimate the degree of recoverability. Accordingly, the Company will record the value of the preferred stock as cash is received. The Company estimated the loss on the disposal of Forest City to be $8.9 million which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the three months ended March 31, 1999 of $565,000 (net of taxes of $364,000) to reflect adjusted estimated transaction costs and funded operating losses.

         The purchase agreement provides for an adjustment to the purchase price depending upon the ultimate balance of net assets transferred to the buyer and for the settlement in cash for levels of cash and cash equivalents above or below a prescribed level, as of the closing date. Subsequent to the closing, the Company submitted its computation of the purchase price adjustment receivable from HalArt and such amount has neither been approved nor paid by HalArt. At June 30, 1999, the estimate of this adjustment has been included in current notes receivable in the accompanying condensed consolidated balance sheet. The ultimate amount of the settlement, if any, may vary materially from the amount reflected in the accompanying condensed consolidated financial statements.

         The net assets of discontinued operations at December 31, 1998 consisted principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities), property and equipment of Forest City. Net sales of discontinued operations for the three months and six months ended June 30, 1998 were $ 21.2 million and $ 39.8 million, respectively. Results of discontinued operations include external interest expense on debt associated with discontinued operations for the three months and six months ended June 30, 1998, of $92,000 and $135,000, respectively.

         Income tax benefit of $45,000 and $58,000 has been provided on discontinued operations in the three and six months ended June 30, 1998, respectively, based on the income tax resulting from inclusion of the discontinued segment in the Company's consolidated federal income tax return.

         The Company has estimated a $4.6 million capital loss for tax purposes on the sale of Forest City. No tax benefit has been recorded for this capital loss since realization of the capital loss is not assured.

   (6)   Sale of Copies of Title Plants

         During the three and six months ended June 30, 1999, the Company has entered into a series of title services agreements with certain of its customers. Each of the contracts included the sale of copies of title plants in a three county area combined with five and ten year title plant update service arrangements for the provision of title plant indices and document retrieval services. Revenue recognized in connection with the sales of copies of the title plants for the three and six months ended June 30, 1999 was $1.9 million and $3.6 million, respectively. Approximately $3.4 million has been classified in the accompanying condensed consolidated balance sheet at June 30, 1999 as non-current notes receivable at their discounted present values.

   (7)   CPS Systems, Inc. Note Receivable

         In March 1999, the Company entered into a merger agreement pursuant to which the Company contemplated that it would acquire all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, Tyler provided CPS with bridge financing of $1.0 million in the form of a note secured by a second lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property. The note bears interest at 2% over the prime rate and is due in October 1999. In June 1999, Tyler provided notice to CPS that it was exercising its right to terminate the merger agreement. Although the original agreement has been terminated, Tyler and CPS have continued negotiations to find an alternative structure for the transaction and such negotiations are continuing. At June 30, 1999, the note receivable of $1.0 million has been classified as current notes receivable in the accompanying condensed consolidated balance sheet.

   (8)   Earnings Per Share

         Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of Tyler common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and a warrant that would have had a dilutive effect on earnings per share. Options to purchase 1,273,297 shares of common stock at exercise prices ranging from $5.81 to $10.94 in 1999 and options to purchase 90,000 shares of common stock at exercise prices ranging from $10.19 to

         $10.94 in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:

                                                                         Three months ended            Six months ended
                                                                                June 30,                    June 30
                                                                        -----------------------     -----------------------
                                                                          1999          1998          1999          1998
                                                                        ---------     ---------     ---------     ---------
             Numerators for basic and diluted earnings per share:
              Income from continuing operations ...................     $   1,893     $     997     $   3,567     $   1,140
                                                                        =========     =========     =========     =========

             Denominator:
              Denominator for basic earnings per share-
              Weighted-average outstanding common shares ..........        38,539        34,117        36,648        30,741

              Effect of dilutive securities:
               Employee stock options .............................           313           470           228           355
               Warrant ............................................         1,092         1,502         1,070         1,379
                                                                        ---------     ---------     ---------     ---------
             Dilutive potential common shares ....................          1,405         1,972         1,298         1,734
                                                                        ---------     ---------     ---------     ---------

             Denominator for diluted earnings per share-
               Adjusted weighted-average outstanding
                 common shares and assumed conversion .............        39,944        36,089        37,946        32,475
                                                                        =========     =========     =========     =========

             Basic earnings per share from continuing
               operations .........................................     $     .05     $     .03     $     .10        $ . 04
                                                                        =========     =========     =========     =========

             Diluted earnings per share from continuing
               operations .........................................     $     .05     $     .03     $     .09     $     .04
                                                                        =========     =========     =========     =========

   (9)   Comprehensive Income

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued and was adopted by the Company in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Comprehensive income and net income was the same for all periods presented.

   (10)  Segment and Related Information

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

         The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The Company defines segment operating income as income before noncash amortization of intangible assets associated with their acquisition by Tyler, interest expense, non-recurring items and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered:

1999
-------------------------------------------------------------------------------------------
                                 Information
                                 & Property       Information
                                   Records         Software                     Continuing
                                   Services        Systems        Other         Operations
-------------------------------------------------------------------------------------------
Assets as of June 30 .........    $   97,024     $   97,449     $   14,561      $  209,034

Revenues for the periods ended June 30:

  Three months ...............    $   11,274     $   17,400     $     --        $   28,674

  Six months .................    $   21,416     $   27,691     $     --        $   49,107

Segment profit (loss) for the periods ended June 30:

  Three months ...............    $    4,294     $    4,108     $   (2,028)     $    6,374

  Six months .................    $    8,416     $    6,605     $   (3,509)     $   11,512
-------------------------------------------------------------------------------------------

1998
-------------------------------------------------------------------------------------------
                                 Information
                                 & Property     Information
                                   Records       Software                     Continuing
                                   Services      Systems        Other         Operations
-------------------------------------------------------------------------------------------
Assets as of June 30 ......     $   83,393     $   27,585     $    5,891      $  116,869

Revenues for the periods ended June 30:

  Three months ............     $    7,300     $    4,693     $     --        $   11,993

  Six months ..............     $    9,699     $    7,102     $     --        $   16,801

Segment profit (loss) for the periods ended June 30:

  Three months ............     $    2,711     $    1,158     $     (722)     $    3,147

  Six months ..............     $    3,378     $    1,899     $   (1,384)     $    3,893
-------------------------------------------------------------------------------------------

                                                                For the periods ended June 30
                                                              Three months            Six months
                                                         ---------------------------------------------
Reconciliation of reportable segment operating
profit  to the Company's consolidated totals .........     1999        1998         1999        1998
                                                         --------    --------     --------    --------
Total segment operating profit for
reportable segments ..................................   $  6,374    $  3,147     $ 11,512    $  3,893

Interest expense .....................................     (1,113)       (545)      (1,939)       (797)

Interest income ......................................        272          12          281         136

Goodwill and intangibles amortization ................     (1,552)       (772)      (2,648)     (1,122)
                                                         --------    --------     --------    --------

Income from continuing operations before income tax ..   $  3,981    $  1,842     $  7,206    $  2,110
                                                         ========    ========     ========    ========

   (11)  New Accounting Standards

         In June 1998, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, was issued and deferred with the issuance of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS No. 137, are effective for financial statements for all fiscal quarters of all fiscal years beginning after June 5, 2000, although early adoption is allowed. The Company has not determined if it will adopt the provisions of this SFAS prior to its effective date. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

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

         RECENT DEVELOPMENTS

         In July 1999, Tyler acquired Pacific Data Technologies, Inc. ("Pacific Data") of Aliso Viejo, California. Pacific Data develops software and systems to automate and manage real estate records for Internet delivery. Pacific Data will be operated as a division of NationsData.com, a wholly owned subsidiary of

         Tyler that is engaged in the development of a national data repository containing public information such as real property tax and assessment data.

         ANALYSIS OF RESULTS OF OPERATIONS

         REVENUES

         Total revenues of $28.7 million for the three months ended June 30, 1999, increased 139% in comparison to $12.0 million from continuing operations in the prior year period. For the six months ended June 30, 1999, revenues of $49.1 million increased 192% compared to revenues from continuing operations for the six months ended June 30, 1998 of $16.8 million.

         On a pro forma basis, revenues from continuing operations increased $9.3 million or 44% for the three months ended June 30, 1999 from $20.9 million in the prior year period. For the six months ended June 30, 1999, pro forma revenues from continuing operations increased $19.9 million or 52% from $38.0 in the comparable prior year period. Information software systems and services provided for approximately 60% of the sales growth for the three and six months ended June 30, 1999. In 1998 The Software Group was awarded significant contracts with the counties of El Paso and Gregg, both located in Texas, and Multnomah County (Portland) in Oregon for combined expected revenues of approximately $8.0 million. Installations of these contracts began in the fall of 1998 and are substantially complete as of June 30, 1999. Revenues relating to these three contracts included in the three and six months ended June 30, 1999 were approximately $2.1 million and $4.4 million, respectively. In addition, sales from financial and land management information applications for local governments and school districts contributed revenue increases of approximately $2.1 million and $4.7 million for the three and six months ended June 30, 1999, respectively. This increase is due to expanded sales territory and add-on sales of additional products to existing customers. Several of the operating units are benefiting from prior year expansions into new territories, installations resulting from customers Year 2000 issues and a slight increase in average contract size.

         Additional sources of pro forma revenue increases were provided by sales of copies of title plants and certain contracts which were acquired in June of 1998 for document management services. In the three and six months ended June 30, 1999, the Company recognized $1.9 million and $3.6 million, respectively in connection with the sale of copies of title plants to several different title companies, compared to none in the prior year periods. Under the terms of these contracts, Tyler will deliver database information covering three Texas counties and provide data update and document image retrieval services over the five or ten-year terms of these contracts. Tyler will also provide these customers with its fully integrated on-line data indexing and imaging system. The total estimated value of these contracts over the five and ten-year periods is $27.7 million.

         COST OF REVENUES

         Total cost of revenues from continuing operations of $12.7 million for the three months ended June 30, 1999, increased 123% in comparison to $5.7 million in the prior year period. For the six months ended June 30, 1999, cost of revenues from continuing operations of $22.5 million increased 175% compared to cost of revenues for the six months ended June 30, 1998 of $8.2 million.

         On a pro forma basis, cost of revenues increased $3.5 million or 36% for the three months ended June 30, 1999 from $9.7 million from continuing operations in the prior year period. For the six months ended June 30, 1999, pro forma cost of revenues increased $6.8 million or 36% from $19.1 from continuing operations in the comparable prior year period. The increase in cost of revenue is mainly attributable to increased sales volume. For the three months ended June 30, 1999 pro forma gross margin was 56% compared to 54% in the comparable prior year period. Pro forma gross margin for the six months ended June 30, 1999 was 55% compared to 50% in the prior year period. The gross margin improved primarily due to increased sales volume and somewhat higher fees for maintenance and support services. The gross margin improvement was offset somewhat by increased salaries and other costs associated with retaining quality employees.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended June 30, 1999, Tyler had selling, general and administrative expenses of $9.6 million compared to $3.2 million from continuing operations in the comparable prior year period. Selling, general and administrative expenses for the six months ended June 30, 1999 were $15.1 million compared to $4.7 million for the six months ended June 30, 1998. The increase in selling, general and administrative expenses is mainly the result of a series of acquisitions since June 1998. Pro forma selling, general and administrative expenses as a percent of revenues for the three months and six months ended June 30, 1999 were approximately 34% and 33%, respectively, compared to 35% for both periods in the prior year. The slight decline of selling, general and administrative expense as a percent of sales is primarily due to increased sales volume offset somewhat by costs associated with hiring management and support personnel to accommodate present and planned future growth.

         AMORTIZATION OF INTANGIBLES

         The Company accounted for all 1998 and 1999 acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the fair value of net identifiable assets of the acquired companies ("goodwill") and intangibles associated with acquisitions are amortized using the straight-line method of amortization over their respective useful lives.

         NET INTEREST EXPENSE

         Net interest expense for the three months and six months ended June 30, 1999 has increased substantially from the comparable prior year periods mainly due to acquisition activity beginning in February 1998 which has been primarily financed with debt. Prior to February 1998, the Company had no debt. The average interest rate for the three months and six months ended June 30, 1999 was approximately 7%.

         INCOME TAX PROVISION

         The effective tax rate for the six months ended June 30, 1999 has increased to 51% from 46% in the comparable prior year period primarily due to the non-deductibility of goodwill amortization relating to acquisitions which occurred beginning in the first quarter of 1998.

         DISCONTINUED OPERATIONS

         The Company recorded net losses from discontinued operations of $.8 million and $1.3 million for the three and six months ended June 30, 1999, respectively. Discontinued operations consist of Forest City, which was disposed of in March 1999, Swan Transportation Company ("Swan") whose operations were discontinued in 1995, and TPI of Texas, Inc. ("TPI"), which sold substantially all of its assets and liabilities in 1995. In the three months ended June 30, 1999, TPI and Swan together recorded a net charge of $.8 million for legal and professional fees related to a series of personal injury lawsuits filed by former employees.

         The Company sold all of the outstanding common stock of its non-core automotive parts and supplies business, Forest City, on March 26, 1999, for approximately $24.5 million. The Company estimated the loss on the disposal of Forest City to be $8.9 million, which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the three months ended March 31, 1999 of $565,000 (net of taxes of $364,000) to reflect adjusted estimated transaction costs and funded operating losses.

         The purchase agreement provides for an adjustment to the purchase price depending upon the ultimate balance of net assets transferred to the buyer and for the settlement in cash for levels of cash and cash equivalents above or below a prescribed level, as of the closing date. Subsequent to the closing, the Company submitted its computation of the purchase price adjustment receivable from HalArt and such amount has neither been approved nor paid by HalArt. At June 30, 1999, the estimate of this adjustment has been included in current notes receivable in the accompanying condensed consolidated balance sheet. The ultimate amount of the settlement, if any, may vary materially from the amount reflected in the accompanying condensed consolidated financial statements.

         NET INCOME AND OTHER MEASURES

         Net income for the three and six months ended June 30, 1999 was $1.1 million and $2.2 million, respectively, compared to $1.3 million and $1.4 million for the three and six months ended June 30, 1998, respectively. Income from continuing operations for the three and six months ended June 30, 1999 was $1.9 million and $3.6 million, respectively compared to $1.0 million and $1.1 million for the three months ended June 30, 1998, respectively. Diluted earnings per share from continuing operations for the three and six months ended June 30, 1999 was $.05 and $.09, respectively compared to $.03 and $.04 for the three months ended June 30, 1998, respectively.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three months ended June 30, 1999 was $7.3 million, compared to $3.6 million for the comparable prior year period. EBITDA from continuing operations for the six months ended June 30, 1999 was $13.2 million, compared to $4.6 million for the comparable prior year period. EBITDA consists of income from continuing operations before interest, income taxes, depreciation and amortization. Although EBITDA is not a calculation in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

         FINANCIAL CONDITION AND LIQUIDITY

         In February 1998, the Company entered into a three-year revolving bank credit agreement in an amount not to exceed $50 million, including a $5 million sublimit for the issuance of standby and commercial letters of credit (the "Senior Credit Facility"). At June 30, 1999, the Company had outstanding borrowings and letters of credit under the Senior Credit Facility of $46.5 million and available borrowing capacity of $3.5 million. The effective average interest rate for the borrowings under the bank credit agreement was approximately 7% for the three and six months ended June 30, 1999. The Company and its lender under the Senior Credit Facility have begun the process of increasing the Senior Credit Facility on a syndicated basis. Although the Company currently expects to have an expanded revolving line of credit facility in place by the end of the third quarter of 1999, there can be no assurance that the credit facility can be increased on terms acceptable to the Company.

         At June 30, 1999 the Company had approximately $1.4 million of current debt outstanding assumed in the MUNIS and Gemini acquisitions under various additional credit lines with total available debt capacities of approximately $1.8 million.

         The Company's capitalization at June 30, 1999 consisted of $56.6 million in long-term debt and capital lease obligations (including current portion) and $105.1 million in stockholders' equity. The total debt-to-capital ratio was approximately 35% at June 30, 1999.

         For the six months ended June 30, 1999, the Company made capital expenditures of $2.1 million. These expenditures include costs of computer equipment and software required for internal growth and some modest building expansion.

         The Company incurred software development costs of approximately $2.0 million in the first six months of 1999, primarily relating to the construction of a national data repository ("Database"). Such costs include certain payroll related programming costs as well as the costs to purchase data from external sources to initially populate the Database. Upon completion, the Database will include, among other items, a wide range of public information such as real property tax and assessment data; chain of title property records and images. Additionally, further expenditures will be necessary subsequent to 1999 to update and expand the Database.

         In March 1999, the Company entered into a merger agreement pursuant to which the Company contemplated that it would acquire all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, Tyler provided CPS with bridge financing of $1.0 million in the form of a note secured by a second lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property. The note bears interest at 2% over the prime rate and is due in October 1999. In June 1999, Tyler served notice to CPS that it was exercising its right to terminate the merger agreement. Although the original agreement has been terminated, Tyler and CPS have continued negotiations to find an alternative structure for the transaction and such negotiations are continuing. At June 30, 1999, the note receivable of $1.0 million has been classified as current notes receivable in the accompanying condensed consolidated balance sheet.

         In the first six months of 1999, the Company paid approximately $21.9 million in cash and issued 4.8 million shares of Tyler common stock to acquire Eagle, FundBalance, MUNIS and Gemini in business combinations accounted for as purchases. Cash paid for acquisitions does not include cash paid for transaction costs related to the execution of the acquisitions, such as legal, accounting and consulting fees, or acquired cash balances.

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

         YEAR 2000 COMPLIANCE

         Status of Progress

         The Company has established a Program Office to centralize and coordinate its efforts and to further define, evaluate and conduct audits of the Company and its progress toward year 2000 ("Y2K") compliance. The Program Office is chaired by the Chief Financial Officer and reports periodically to the Executive Committee of the Board of Directors. The Program Office has established a Y2K Task Force, comprised of representatives from each of the Company's principal operating units, which is charged with evaluating and implementing the Company's Y2K effort and reporting the results thereof to the Program Office. The Company's Y2K Task Force mission is to identify and resolve year 2000 issues associated with the Company's internal information technology ("IT") systems, internal non-IT systems, material third party relationships, and includes: corporate awareness, adoption of year 2000 standards, inventory, assessment, remediation, validation testing, and contingency planning. The Executive Committee of the Board of Directors is charged with evaluating the progress reported by the Program Office and addressing any issues as they arise.

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

         Most of the Company's core products have completed remediation. A few secondary products are still being remediated and should be completed by early in the fourth quarter of 1999. The Company has been and is still communicating with its customers the status of the Company's products relating to year 2000. The Company continues to complete the updates to most of these products, and has made the updates available to customers as they become available. The Company's Y2K plan calls for a majority of customers to have compliant versions installed by July 1999 and the remainder no later than December 1999. Some of the Company's customers are using product versions that the Company will not support for year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are year 2000 ready. Also, in certain client outsourcing and services contracts, the Company is evaluating year 2000 issues for its clients' computing environments and implementing year 2000 related remediations. Some of this client remediation effort was completed in 1998 with the remainder of the client remediation effort planned throughout 1999.

         Each operating unit is at a different stage in the implementation of their Y2K plan. Overall, however, as of June 30, 1999, the Company was approximately 75% complete.

         The Company primarily uses third party software for its internal computer systems. A majority of the installed systems are believed to be Y2K compliant. The Company has purchased, and is now installing at one of its principal operating units, an enhanced accounting application from Platinum Technologies that is Y2K compliant to replace the current non-compliant system. Installation is expected to be completed by the fourth quarter of 1999.

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

         Risks

         The Y2K issue creates risk for the Company from unforeseen problems in its own computer, telephone and security systems and from third parties upon which the Company relies. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired software, or from which it may acquire software, that the software will correctly process all date information at all times. The Company exerts no control over such third parties' efforts to become Y2K compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Y2K issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.

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

         Contingency

         The Company's Y2K compliance activities are being monitored and evaluated by the Program Office and ultimately by the Executive Committee. The Company is currently in the process of developing contingency plans to deal with issues which may arise in 1999 and 2000. The focus of this effort is to identify the potential risks associated with mission critical functions and then to develop appropriate contingency plans. Such planning is complicated by the risk of multiple year 2000 problems and the fact that many of the Company's risks reside with outside parties who may not successfully address their own risks. The areas of planning include: expected increases in customer upgrade and support activities, problems caused by customer delays in implementing Company or third-party upgrades, possible disruptions in the Company's external support systems and internal systems, employee matters, identification of manual "work-arounds" for software and hardware failures, substitution of hardware and software systems, and test exercises of contingency planning elements. The Company expects to complete its year 2000 contingency plans by September 1999. Additional steps are being taken to further minimize the risks associated with the Y2K issue. For example, all of the Company's operating units are developing plans to allow for additional customer support after January 1, 2000 in anticipation of questions they may receive from their customers, even if the questions do not relate directly to their products or services.

         Summary

         There can be no assurance that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy all Y2K compliance issues that are discovered; however, the Company is working to identify all issues. The Company believes that necessary modifications to its products will be made on a timely basis. However, there can be no guarantee that one or more of the Company's current products do not contain year 2000 date issues that may result in material costs to the Company. Additionally, where the Company is evaluating year 2000 issues for client outsourcing and services contracts, there can be no assurances that all year 2000 issues will be identified and remediated and it is possible that the Company may experience increased expenses in addressing these issues. The most reasonably likely worst case scenarios would include: issues originating from clients who do not migrate to current product releases or who experience other year 2000 related problems, corruption of data contained in the Company's internal IT systems, and failure of infrastructure services provided by government agencies and other third parties (electricity, banking services, phone services, water systems, internet services, etc.). It is possible that any such issue could have a material adverse impact on the Company's operations and financial results. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

         Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements Commitments and Contingencies" on page 9 of this document.

         Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 19, 1999. The following are the results of certain matters voted upon at the meeting:

         (a) With respect to the election of new directors and directors whose terms expired on May 19,1999 shares were voted as follows:

                                                        Number of               Number of
                  Nominee                               Votes for             Votes Withheld
                  -------                               ---------             --------------
                  Ernest H. Lorch                       30,013,018               850,469
                  Frederick R. Meyer                    30,009,706               853,781
                  William D. Oates                      30,017,721               845,766
                  C. A. Rundell, Jr.                    29,962,121               901,366
                  Louis A. Waters                       30,017,721               845,766
                  John M. Yeaman                        30,017,721               845,766

         (b) With respect to the amendment to the Company's Restated Certificate of Incorporation to change the name of the Company to "Tyler Technologies, Inc," the number of votes cast for, against, and the number of abstentions were 30,795,027, 45,242 and 23,218, respectively.

         (c) With respect to the amendments to the Company's Stock Option Plan ("the Plan") to increase the number of shares of the Company's Stock which may be issued under the Plan from 3,300,00 shares to 4,300,000 shares. The number of votes cast for, against and the number of abstentions were 27,042,443, 3,366,975, and 454,069, respectively.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number              Exhibit
         ------              -------

           27                Financial Data Schedule (for SEC information only)

(b)      Reports on Form 8-K

         Form 8-K dated April 8, 1999, Item 2. Disposition of Assets relating to the disposition of Forest City Auto Parts Company which incorporated by reference the Company's Form 10-K for the year ended December 31, 1998.

         Form 8-K dated May 4, 1999, Item 2. Acquisition of Assets relating to the acquisition of Process, Incorporated d/b/a Computer Center Software ("MUNIS"). The Form 8-K was amended on June 30, 1999 to include the following financial statements: MUNIS balance sheets at September 30, 1998 and March 31, 1999; statements of operations for the year ended September 30, 1998 and the six months ended March 31, 1998 and March 31, 1999; statements of stockholders' equity for the year ended September 30, 1998 and the six months ended March 31, 1999; and statements of cash flows for the year ended September 30, 1998 and the six months ended March 31, 1998 and March 31, 1999.

Item 3 of Part I and Items 2, 3 and 5 of Part II were not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          TYLER TECHNOLOGIES, INC.


                          By:  /s/Theodore L. Bathurst
                               ----------------------------------------------
                               Theodore L. Bathurst
                               Vice President and Chief Financial Officer
                               (principal financial officer and an authorized
                                signatory)


                          By:  /s/Terri L. Alford
                               ----------------------------------------------
                               Terri L. Alford
                               Controller
                               (principal accounting officer and an authorized
                                signatory)








Date: August 13, 1999

                               INDEX TO EXHIBITS

         Exhibit
         Number              Exhibit
         ------              -------
           27                Financial Data Schedule (for SEC information only)