Form 10-Q
period 1999-09-30
TYLER TECHNOLOGIES INC
filed 1999-11-12
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             (x)   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

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
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

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

Number of shares of common stock of registrant outstanding at November 10, 1999:
42,806,211

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                                    Page No.
                                                                                                    --------
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets .........................................      3

                  Condensed Consolidated Statements of Income ...................................      5

                  Condensed Consolidated Statements of Cash Flows................................      6

                  Notes to Condensed Consolidated Financial Statements ..........................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................     17

Part II - Other Information

         Item 1.  Legal Proceedings .............................................................     25

         Item 6.  Exhibits and Reports on Form 8-K...............................................     25

Signatures ......................................................................................     25

Exhibits ........................................................................................     26

PART I   FINANCIAL INFORMATION

Item 1            Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)

                                                     September 30,  December 31,
                                                         1999           1998
                                                     ------------   ------------
                                                     (Unaudited)

ASSETS

Current assets
    Cash and cash equivalents                        $      1,678   $      1,558
    Accounts receivable (less allowance
        for losses of $968 and $531
        at 9/30/99 and 12/31/98, respectively)             30,515         14,500
    Income taxes receivable                                    --          1,308
    Prepaid expenses and other current assets               3,976          1,374
    Current notes receivable                                1,377             --
    Deferred income taxes                                   1,434          1,061
    Net assets of discontinued operations                      --         12,752
                                                     ------------   ------------
      Total current assets                                 38,980         32,553

Net assets of discontinued operations                          --          2,848

Property and equipment, net                                17,485         14,147

Other assets
  Goodwill and other intangibles, net                     145,948         95,996
  Investment in affiliate, at equity                       13,630             --
  Non-current notes receivable                              9,808             --
  Other receivables                                         2,844          3,612
  Sundry                                                      950            938
                                                     ------------   ------------
                                                     $    229,645   $    150,094
                                                     ============   ============


See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
              (In thousands, except par value and number of shares)

                                                                     September 30,      December 31,
                                                                          1999              1998
                                                                    ---------------    ---------------
                                                                      (Unaudited)


     LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities
      Accounts payable                                              $         3,562    $         1,190
      Accrued liabilities                                                     9,431              5,152
      Current portion of long-term debt                                       3,551              1,876
      Deferred revenue                                                       19,941             10,148
      Income taxes payable                                                    1,262                 --
                                                                    ---------------    ---------------
          Total current liabilities                                          37,747             18,366

    Long-term debt, less current portion                                     54,381             37,189
    Other liabilities                                                         5,392              7,273
    Deferred income taxes                                                    11,467             10,920

    Commitments and contingencies

    Shareholders' equity
      Preferred stock, $10.00 par value, 1,000,000
         shares authorized, none issued                                          --                 --
      Common stock ($.01 par value, 100,000,000
         shares authorized; 43,224,693 and 35,913,313
         shares issued at 9/30/99 and 12/31/98, respectively)                   431                359
      Capital surplus                                                       145,403            103,985
      Accumulated deficit                                                   (19,019)           (21,791)
                                                                    ---------------    ---------------
                                                                            126,815             82,553

      Less treasury shares, at cost:
        (1,418,482 and 1,423,482 shares at 9/30/99
         and 12/31/98, respectively)                                          6,157              6,207
                                                                    ---------------    ---------------
      Total shareholders' equity                                            120,658             76,346
                                                                    ---------------    ---------------
                                                                    $       229,645    $       150,094
                                                                    ===============    ===============



See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                      Three months ended             Nine months ended
                                                         September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------

Net revenues                                    $     29,502    $     16,035    $     78,609    $     32,836
Cost of revenues                                      13,614           7,751          36,092          15,931
                                                ------------    ------------    ------------    ------------

      Gross profit                                    15,888           8,284          42,517          16,905

Selling, general and administrative                    9,824           4,705          24,941           9,433
Amortization of intangibles                            2,419             861           5,067           1,983
                                                ------------    ------------    ------------    ------------

      Operating income                                 3,645           2,718          12,509           5,489

Interest expense                                       1,148             592           3,087           1,389
Interest income                                         (192)            (10)           (473)           (146)
                                                ------------    ------------    ------------    ------------

Income before equity in loss                           2,689           2,136           9,895           4,246

Equity in net loss of affiliate                         (378)             --            (378)             --
                                                ------------    ------------    ------------    ------------

Income before provision for income taxes               2,311           2,136           9,517           4,246

Provision for income taxes                             1,159           1,049           4,798           2,019
                                                ------------    ------------    ------------    ------------

Income from continuing operations                      1,152           1,087           4,719           2,227

Discontinued operations:
  Loss from operations of discontinued
    operations, after income taxes                      (602)           (178)         (1,382)           (247)
  Gain (loss) on disposals of discontinued
    operations                                            --              --            (565)            375
                                                ------------    ------------    ------------    ------------

Net income                                      $        550    $        909    $      2,772    $      2,355
                                                ============    ============    ============    ============

Basic earnings (loss) per common share:
     Continuing operations                      $       0.03    $       0.03    $       0.12    $       0.07
     Discontinued operations                           (0.02)             --           (0.05)             --
                                                ------------    ------------    ------------    ------------
       Net earnings per common share            $       0.01    $       0.03    $       0.07    $       0.07
                                                ============    ============    ============    ============



Diluted earnings (loss) per common share:
     Continuing operations                      $       0.03    $       0.03    $       0.12    $       0.07
     Discontinued operations                           (0.02)             --           (0.05)             --
                                                ------------    ------------    ------------    ------------

       Net earnings per common share            $       0.01    $       0.03    $       0.07    $       0.07
                                                ------------    ------------    ------------    ------------


Weighted average outstanding common shares:
   Basic                                              40,541          34,413          37,960          31,979
   Diluted                                            42,074          36,226          39,336          33,739




See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                      1999               1998
                                                                                  ------------       ------------
Cash flows from operating activities
Net income                                                                        $      2,772       $      2,355
Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in net loss of affiliate                                                       378                 --
     Depreciation and amortization                                                       7,599              3,257
     Deferred income taxes                                                                (973)              (777)
     Discontinued operations - non-cash charges and changes in
     operating assets and liabilities                                                   (1,778)            (1,024)
     Changes in operating assets and liabilities, net of effects of acquired
       companies and discontinued operations                                            (6,748)            (1,965)
                                                                                  ------------       ------------
     Net cash provided by operating activities                                           1,250              1,846
                                                                                  ------------       ------------

Cash flows from investing activities
  Additions to property and equipment                                                   (2,518)            (1,995)
  Cost of acquisitions, net of cash acquired                                           (22,491)           (34,218)
  Investment in database and other software development costs                           (3,791)                --
  Investing activities of discontinued operations                                         (534)            (1,092)
  Net proceeds from disposal of discontinued operations                                 15,116              2,628
  Issuance of notes receivable                                                          (1,200)                --
  Other                                                                                   (189)              (869)
                                                                                  ------------       ------------
     Net cash used by investing activities                                             (15,607)           (35,546)
                                                                                  ------------       ------------


Cash flows from financing activities
  Net borrowings on revolving credit facilities                                         17,314             30,810
  Payments on notes payable                                                             (1,892)            (4,111)
  Sale of treasury shares to employee benefit plan                                          19                209
  Payments of principal on capital lease obligations                                      (864)              (235)
  Debt issuance costs                                                                     (100)              (313)
                                                                                  ------------       ------------
    Net cash provided by financing activities                                           14,477             26,360
                                                                                  ------------       ------------


Net increase(decrease) in cash and cash equivalents                                        120             (7,340)

Cash and cash equivalents at beginning of period                                         1,558              8,364
                                                                                  ------------       ------------

Cash and cash equivalents at end of period                                        $      1,678       $      1,024
                                                                                  ============       ============




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

         The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at September 30, 1999, and the condensed consolidated results of operations and statement of cash flows for the periods presented. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         The Company sold Forest City Auto Parts Company ("Forest City") in March 1999. Accordingly, the prior year's financial statements have been restated to reflect Forest City as discontinued operations.

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

         On February 19, 1998, the Company completed the purchases of Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG") and Interactive Computer Designs, Inc. ("INCODE"). These acquisitions represent the implementation of Tyler's previously announced strategy to build a nationally integrated information management services, systems, database and outsourcing company initially serving local and municipal governments. Resources, TSG and INCODE provide information management solutions to county governments and cities, principally located in the Southwestern United States. The purchase price for each acquired company consisted of the following: (i) Resources - 10.0 million shares of Tyler common stock and approximately $28.0 million of cash and assumed debt; (ii) TSG - 2.0 million shares of Tyler common stock and approximately $12.0 million of cash; and (iii) INCODE - 225,000 shares of Tyler common stock and approximately $1.3 million of cash. The purchase price has been allocated to the assets (including identifiable intangible assets such as title plant, workforce, customer lists and software) and liabilities of each company based on their respective fair values. The purchase price exceeded the estimated fair value of each company's respective net identifiable assets by approximately $45.9 million, $14.1 million and $2.5 million for Resources, TSG and INCODE, respectively, and the excess has been assigned to goodwill. The purchase price for Resources does not include certain potential additional consideration, as the contingencies regarding such additional consideration are not presently determinable beyond reasonable doubt.

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

         Effective April 1, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance ("FundBalance") a company which develops and markets fund accounting software and other applications for state and local governments, not-for-profit organizations and cemeteries. The Company acquired all of the outstanding common stock of FundBalance for approximately 356,000 shares of Tyler common stock. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was approximately $1.7 million and has been recorded as goodwill.

         On April 19, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software ("MUNIS") which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations. MUNIS provides software solutions to customers primarily located throughout the northeast and southeast United States. The purchase price was approximately $16.3 million in cash and 2.7 million shares of Tyler common stock. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was $29.2 million and has been recorded as goodwill.

         Effective May 1, 1999, the Company acquired Gemini Systems, Inc. ("Gemini") for a combination of approximately $1.2 million in cash and promissory notes and 700,000 shares of Tyler common stock. Gemini develops and markets software products for municipal governments and utilities which are installed at locations in 34 states, with a majority of those installations in New England. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was approximately $5.8 million and has been recorded as goodwill.

         On July 16, 1999, the Company acquired Pacific Data Technologies, Inc. ("Pacific Data") for 175,000 shares of Tyler common stock. Pacific Data is a developer of software and systems that automate and manage real estate records for Internet delivery. The excess purchase price over the preliminary estimated fair value of net identifiable assets acquired was approximately $1.0 million and has been recorded as goodwill.

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

                                                    Nine months ended September 30,
                                                    -------------------------------
                                                         1999              1998
                                                    ------------       ------------

Revenues .........................................  $     87,339       $     62,234

Income from continuing operations ................         5,039                779

Net income .......................................         3,092              1,050

Earnings per diluted common share ................  $        .08       $        .03

         In connection with the acquisitions of Eagle, FundBalance, MUNIS, Gemini and Pacific Data, the purchase price has been allocated to the net assets acquired based primarily on information furnished by management of the acquired companies. The final allocation of the respective purchase prices will be determined in a reasonable time and will be based on a complete evaluation of the assets acquired and liabilities assumed. Accordingly, the information presented herein may differ from the final purchase price allocation.

(3)      Investment in H.T.E., Inc.

         On August 17, 1999, Tyler and two shareholders of H.T.E., Inc. ("HTE") entered into an agreement in which Tyler would exchange its shares of common stock for shares of common stock of HTE. The agreement provides for the exchange of approximately 4.7 million unregistered shares of HTE for approximately 2.3 million unregistered shares of Tyler. In addition, the agreement provides both the buyer and the seller with put options and call options in which either party can require the other party to exchange an additional 968,952 unregistered shares of HTE for 484,476 unregistered shares of Tyler common stock. On August 19, 1999, the initial exchange of shares occurred and the investment was recorded at approximately $14.0 million. This exchange resulted in Tyler owning approximately 27% of the outstanding common stock of HTE. As of September 30, 1999 the options for additional shares have not been exercised by either party. The quoted market price of HTE was $2.06 per share on September 30, 1999.

         Florida state corporation law restricts the voting rights of "control shares" acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. Management of Tyler believes it currently has the right to vote all shares it owns up to at least 20% of the outstanding shares.

         The Company accounts for its investment in HTE using the equity method of accounting. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor's share of earnings or losses after the date of acquisition. The Company's investment in HTE includes unamortized excess of the Company's investment over its equity in the net assets of HTE. This excess is being amortized on a straight-line basis over the estimated economic useful life. In addition, any loss in value of an investment which is other than a temporary decline would also be charged to earnings. HTE reported a net loss of approximately $5.5 million for the three months ended September 30, 1999, which includes approximately $3.2 million, net of tax, related to write-offs of software development costs, certain accounts receivables and employee-termination benefits that were recorded by HTE as a result of a recent change in management. These costs were considered pre-acquisition costs by Tyler in determining its share of HTE's loss from the date of acquisition. Accordingly, the Company recorded its equity in loss of affiliate of $378,000, net of income tax effect, since the date of acquisition of its investment in HTE for the three months ended September 30, 1999.

(4)      Commitments and Contingencies

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

         Between 1968 and December 1995, TPI owned and operated a foundry in Swan, Texas. Since February 1997, more than 300 former employees of TPI have filed a series of lawsuits against TPI, Swan Transportation Company ("Swan"), another wholly-owned subsidiary of the Company, and, in some instances, Tyler as the parent corporation of Swan and/or TPI. The plaintiffs allege that they were exposed to silica, asbestos and/or other industrial dusts during their employment at TPI and seek to recover money damages for personal injuries they allegedly suffered as a result. Although TPI is a defendant in some of these cases, applicable workers' compensation laws bar recovery against TPI by almost all of the plaintiffs. Swan and Tyler have been sued under various theories to try to avoid these workers compensation bars to recovery against TPI, including causes of action against Swan and Tyler based upon "good samaritan" theories, i.e., that they exercised control over the safety programs of TPI and negligently performed those responsibilities. The major suppliers of asbestos, sand, and industrial respirator devices also have been sued as co-defendants in most of these cases under product liability theories of recovery.

         The Company has undertaken vigorous defense of these claims. The ultimate outcome of this litigation is uncertain and depends primarily upon a successful defense by Swan and Tyler that neither of them undertook "good samaritan" responsibility for the safety programs of TPI and, if "good samaritan" responsibility were undertaken, they were not negligent in their performance of those responsibilities. In addition, TPI, Swan and Tyler intend to contest the nature of and severity of the injuries alleged and the causal relationship with their employment by TPI. Since little discovery has taken place with respect to the individual plaintiffs' alleged injuries, the Company lacks sufficient information upon which judgments can be made as to the validity and ultimate disposition of the individual claims if the defenses to the "good samaritan" causes of action against Swan and Tyler are unsuccessful and the workers' compensation bars to recovery are not enforced, or the extent to which judgments, if any, in favor of plaintiffs would be covered by insurance.

         The Company initially provides for estimated claim settlement costs when minimum levels can be reasonably estimated. If the best estimate of claim costs can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. Based on an assessment of claims and contingent claims that may result in future litigation involving TPI, a reserve for the minimum amount of $2.0 million for claim settlements was recorded in 1996. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred. During 1999, the Company has paid a total of approximately $2.6 million in claim settlements and in legal and related defense costs on these cases, of which a total of approximately $1.6 million was paid during the three months ended September 30, 1999. The remaining reserve for settlements was approximately $1.0 million at September 30, 1999. While the Company plans to defend the above mentioned litigation vigorously, it is reasonably possible that the amounts recorded as liabilities for TPI related matters could change in the near term by amounts that would be material to the consolidated financial statements. The Company currently estimates that the ultimate liability for these claims, excluding the legal and other costs incurred to defend against the claims, may range as low as $1.0 million if it is successful in the defense of the "good samaritan" causes of action, to as high as $6.0 million if that defense is unsuccessful, in each case net of insurance recoveries.

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

(5)      Revenue Recognition

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

         The Company recognizes revenue in accordance with SOP 97-2, as amended, as follows:

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

         A majority of the Company's software arrangements involve off-the-shelf software and the other elements that are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, customer acceptance is reasonably assured and the license fee is substantially billable.

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

(6)      Discontinued Operations

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

         In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. As discussed in Note 11, the $3.2 million in senior secured subordinated notes were assigned without recourse to Day & Zimmermann L.L.C. on November 4, 1999 in connection with an acquisition.

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

         The purchase agreement provides for an adjustment to the purchase price depending upon the ultimate balance of net assets transferred to the buyer and for the settlement in cash for levels of cash and cash equivalents above or below a prescribed level, as of the closing date. Subsequent to the closing, the Company submitted its computation of the purchase price adjustment receivable from HalArt and such amount has neither been approved nor paid by HalArt. At September 30, 1999, the estimate of this adjustment has been included in current notes receivable in the accompanying condensed consolidated balance sheet. The ultimate amount of the settlement, if any, may vary materially from the amount reflected in the accompanying condensed consolidated financial statements.

         The net assets of discontinued operations at December 31, 1998 consisted principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities), property and equipment of Forest City. Net sales of discontinued operations for the three months and nine months ended September 30, 1998 were $19.7 million and $ 59.5 million, respectively. Results of discontinued operations include external interest expense on debt associated with discontinued operations for the three months and nine months ended September 30, 1998, of $104,000 and $239,000, respectively.

         Income tax benefit of $134,000 and $192,000 has been provided on discontinued operations in the three and nine months ended September 30, 1998, respectively, based on the income tax resulting from inclusion of the discontinued segment in the Company's consolidated federal income tax return.

         The Company has estimated a $4.6 million capital loss for tax purposes on the sale of Forest City. No tax benefit has been recorded for this capital loss since realization of the capital loss is not assured.

(7)      Sale of Copies of Title Plants

         During the three and nine months ended September 30, 1999, the Company entered into a series of title services agreements with certain of its customers. Each of the contracts included the sale of copies of title plants in a three county area combined with five and ten year title plant update service arrangements for the provision of title plant indices and document retrieval services. Revenue recognized in connection with the sales of copies of the title plants for the three and nine months ended September 30, 1999 was $2.1 million and $5.7 million, respectively. Approximately $5.1 million has been classified in the accompanying condensed consolidated balance sheet at September 30, 1999 as non-current notes receivable at their discounted present values.

(8)      CPS Systems, Inc. Note Receivable

         In March 1999, the Company entered into a merger agreement pursuant to which the Company contemplated the acquisition of all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, Tyler provided CPS with bridge financing of $1.0 million in the form of a note secured by a second lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property. The note bears interest at 2% over the prime rate and was due on October 30, 1999. In June 1999, Tyler provided notice to CPS that it was exercising its right to terminate the merger agreement. Although the original agreement was terminated, Tyler and CPS announced that negotiations would continue to find an alternative structure for the transaction. In August 1999, Tyler provided an additional $200,000 of bridge financing, due October 31, 1999, on terms similar to the original note. At September 30, 1999, Tyler had notes of approximately $1.2 million which had not been paid as of their respective due dates.

         Management of Tyler continues to negotiate with management of CPS regarding certain matters, including the repayment of amounts due under the note agreements as well as the acquisition of assets of CPS. There can be no assurance that Tyler will be able to successfully acquire the assets of CPS and on terms favorable to Tyler, or that the Board of Directors, creditors, and shareholders of CPS and other regulatory bodies will agree to any such acquisition and the related terms. Accordingly, since management of Tyler is continuing its negotiations to acquire CPS and for the amounts due under the notes to consist of partial consideration for such acquisition, management believes there is no impairment of the notes but has classified the notes as long-term assets in the accompanying condensed consolidated balance sheet at September 30, 1999.

(9)      Earnings Per Share

         Basic earnings per share of common stock is computed by dividing net income by the weighted-average number of Tyler common shares outstanding during the period. Diluted earnings per share is calculated in the same manner as basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and a warrant to purchase common stock that would have had a dilutive effect on earnings per share. Options to purchase 1,626,797 shares of common stock at exercise prices ranging from $5.81 to $10.94 in 1999 and options to purchase 100,000 shares of common stock at exercise prices ranging from $10.19 to $10.94 in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive. The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings per share for each of the periods presented:


                                                                             Three months ended            Nine months ended
                                                                                September 30,                September 30,
                                                                         ---------------------------   ---------------------------
                                                                             1999           1998           1999           1998
                                                                         ------------   ------------   ------------   ------------
             Numerators for basic and diluted earnings per share:
               Income from continuing operations .....................   $      1,152   $      1,087   $      4,719   $      2,227
                                                                         ============   ============   ============   ============

             Denominator:
               Denominator for basic earnings per share-
               Weighted-average outstanding common shares ............         40,541         34,413         37,960         31,979

               Effect of dilutive securities:
               Employee stock options ................................            390            380            282            363
               Warrant ...............................................          1,143          1,433          1,094          1,397
                                                                         ------------   ------------   ------------   ------------
             Dilutive potential common shares ........................          1,533          1,813          1,376          1,760
                                                                         ------------   ------------   ------------   ------------

             Denominator for diluted earnings per share-
               Adjusted weighted-average outstanding
               common shares and assumed conversion ..................         42,074         36,226         39,336         33,739
                                                                         ============   ============   ============   ============

             Basic earnings per share from continuing
               operations ............................................   $        .03   $        .03   $        .12   $       . 07
                                                                         ============   ============   ============   ============

             Diluted earnings per share from continuing
               operations ............................................   $        .03   $        .03   $        .12   $        .07
                                                                         ============   ============   ============   ============

(10)     Comprehensive Income

         In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued and was adopted by the Company in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Comprehensive income and net income was the same for all periods presented and there were no additional components of comprehensive income requiring separate display in the statement of financial position.

(11)     Subsequent events

         On November 4, 1999, the Company acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company, a division of Day & Zimmermann L.L.C., in an asset purchase agreement with an effective date of October 29, 1999. The Company paid $3.0 million in cash, issued
         1.0 million
         restricted shares of Tyler common stock, assigned without recourse certain senior subordinated secured promissory notes due March 26, 2002 of Forest City Auto Parts Company with an aggregate face amount of $3.2 million, and issued a price protection on the sale of the Company's common stock which expires no later than November 4, 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.50 on a per share basis, but is limited to $3.0 million and can be reduced under certain circumstances subject to certain post-closing adjustments. In addition, the Company is obligated to purchase any billed receivables not collected within 90 days of closing, and the Company can receive or pay certain amounts on a post-closing basis based upon the balance of billed receivables and net liabilities assumed at closing.

         In October 1999, the Company entered into a three-year revolving credit agreement with a group of banks ("Senior Credit Facility") in an amount not to exceed $80 million. Borrowings under the Senior Credit Facility bear interest at either the bank's prime rate plus a margin of .25% to 1.25% or the London Interbank Offered Rate plus a margin of 2.25% to 3.25%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Senior Credit Facility replaced the Company's previous $50 million revolving credit facility ("Prior Facility"). As of October 6, 1999 (the date of funding), the Company had outstanding borrowings and letters of credit of $52.0 million and available borrowing capacity of $28.0 million under the Senior Credit Facility. The effective average interest rate for the borrowings under the Prior Facility was approximately 7.6% and 7.3% for the three and nine months ended September 30, 1999, respectively. The Senior Credit Facility is secured by substantially all of the Company's real and personal property and a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. Under the terms of the Senior Credit Facility the Company has the ability to increase the facility to $100 million subject to the participation of additional new lenders.

(12)     Segment and Related Information

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

         Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered:

         1999
         ----------------------------------------------------------------------------------------------
                                               Information
                                               & Property     Information
                                                 Records        Software                     Continuing
                                                Services        Systems          Other       Operations
         ----------------------------------------------------------------------------------------------

             Assets as of September 30 ...   $    102,103   $    102,563   $     24,979    $    229,645

             Revenues for the periods ended September 30:

               Three months ..............   $     10,923   $     18,579   $         --    $     29,502

               Nine months ...............   $     32,339   $     46,270   $         --    $     78,609

             Segment profit (loss) for the periods ended September 30:

               Three months ..............   $      4,036   $      3,648   $     (1,620)   $      6,064

               Nine months ...............   $     12,452   $     10,253   $     (5,129)   $     17,576

         ----------------------------------------------------------------------------------------------


         1998
         ----------------------------------------------------------------------------------------------
                                               Information
                                               & Property     Information
                                                 Records        Software                     Continuing
                                                Services        Systems          Other       Operations
         ----------------------------------------------------------------------------------------------

             Assets as of September 30 ...   $     90,483   $     31,757   $      7,464    $    129,704

             Revenues for the periods ended September 30:

               Three months ..............   $      9,115   $      6,920   $         --    $     16,035

               Nine months ...............   $     18,814   $     14,022   $         --    $     32,836

             Segment profit (loss) for the periods ended September 30:

               Three months ..............   $      2,891   $      1,444   $       (756)   $      3,579

               Nine months ...............   $      6,269   $      3,343   $     (2,140)   $      7,472

         ----------------------------------------------------------------------------------------------


                                                                  For the periods ended September 30
                                                                 Three months            Nine months
         ----------------------------------------------------------------------------------------------
         Reconciliation of reportable segment operating
         profit  to the Company's consolidated totals          1999       1998       1999       1998
         ----------------------------------------------      --------   --------   --------   --------

         Total segment operating profit for
         reportable segments .............................   $  6,064   $  3,579   $ 17,576   $  7,472

         Interest expense ................................     (1,148)      (592)    (3,087)    (1,389)

         Interest income .................................        192         10        473        146

         Goodwill and intangibles amortization ...........     (2,419)      (861)    (5,067)    (1,983)
                                                             --------   --------   --------   --------
         Income from continuing operations before equity
         in affiliate and provision for income tax .......   $  2,689   $  2,136   $  9,895   $  4,246
                                                             ========   ========   ========   ========

(13)     New Accounting Standards

         In June 1998, SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, was issued and deferred with the issuance of SFAS No. 137. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133, as amended by SFAS No. 137, are effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000, although early adoption is allowed. The Company has not determined if it will adopt the provisions of this SFAS prior to its effective date. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

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

         FORWARD-LOOKING STATEMENTS

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

         RECENT DEVELOPMENTS

         Effective October 29, 1999, Tyler acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company, ("CLT") a division of Day & Zimmermann L.L.C., in an asset purchase agreement. The Company paid $3.0 million in cash, issued 1.0 million restricted shares of Tyler common stock, assigned without recourse certain senior subordinated secured promissory notes due March 26, 2002 of Forest City Auto Parts Company with an aggregate face amount of $3.2 million, and issued a price protection on the sale of the Company's common stock which expires no later than November 4, 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.50 on a per share basis, but is limited to $3.0 million and can be reduced under certain circumstances subject to certain post-closing adjustments. In addition, the Company is obligated to purchase any billed receivables not collected within 90 days of closing, and the Company can receive or pay certain amounts on a post-closing basis based upon the balance of billed receivables and net liabilities assumed at closing.


         ANALYSIS OF RESULTS OF OPERATIONS

         REVENUES

         Total revenues of $29.5 million for the three months ended September 30, 1999, increased 84% in comparison to $16.0 million from continuing operations in the prior year period. For the nine months ended September 30, 1999, revenues of $78.6 million increased 139% compared to revenues from continuing operations for the nine months ended September 30, 1998 of $32.8 million.

         On a pro forma basis, revenues from continuing operations increased $5.2 million or 22% for the three months ended September 30, 1999 from $24.3 million in the prior year period. For the nine months ended September 30, 1999, pro forma revenues from continuing operations increased $25.1 million or 40% from $62.2 million in the comparable prior year period. Information software systems and services provided for approximately 60% of the sales growth for both the three and nine months ended September 30, 1999. In 1998, an operating company was awarded significant contracts with the counties of El Paso and Gregg, both located in Texas, and Multnomah County (Portland) in Oregon for combined expected revenues of approximately $8.0 million. Installations of these contracts began in the fall of 1998 and were substantially complete as of June 30, 1999. Revenues relating to these three contracts included in the three and nine months ended September 30, 1999 were approximately $400,000 and $4.8 million, respectively. In addition, sales from financial and land management information applications for local governments and school districts contributed revenue increases of approximately $800,000 and $5.4 million for the three and nine months ended September 30, 1999, respectively. This increase is due to expanded sales territory and add-on sales of additional products to existing customers. Several of the operating units are benefiting from prior year expansions into new territories, installations resulting from customers' Year 2000 issues and a slight increase in average contract size.

         Additional sources of pro forma revenue increases were provided by sales of copies of title plants and certain contracts for document management services, which were acquired in June of 1998. For the three and nine months ended September 30, 1999, the document management services contracts contributed to revenue approximately $300,000 and $4.5 million, respectively. In the three and nine months ended September 30, 1999, the Company recognized $2.1 million and $5.7 million, respectively, in connection with the sale of copies of title plants to several different title companies, compared to none in the prior year periods. Under the terms of these contracts, Tyler will deliver database information covering three Texas counties and provide data update and document image retrieval services over the five or ten-year terms of these contracts. Tyler will also provide these customers with its fully integrated on-line data indexing and imaging system. The total estimated value of these title plant contracts over the five and ten-year periods is $31.9 million.

         COST OF REVENUES

         Total cost of revenues from continuing operations of $13.6 million for the three months ended September 30, 1999, increased 76% in comparison to $7.8 million in the prior year period. For the nine months ended September 30, 1999, cost of revenues from continuing operations of $36.1 million increased 127% compared to cost of revenues for the nine months ended September 30, 1998 of $15.9 million.

         On a pro forma basis, cost of revenues increased $1.7 million, or 15%. for the three months ended September 30, 1999 from $11.9 million from continuing operations in the prior year period. For the nine months ended September 30, 1999, pro forma cost of revenues from continuing operations increased $8.4 million, or 27%, from $31.0 million in the comparable prior year period.

         For the three months ended September 30, 1999, pro forma gross margin was 53.9% compared to 51.0% in the comparable prior year period. Pro forma gross margin for the nine months ended September 30, 1999 was 54.9% compared to 50.3% in the prior year period. The gross margin improved primarily due to increased sales volume, changes in product mix and somewhat higher fees for maintenance and support services. For the three months and nine months ended September 1999, sales of copies of title plants, which have a significantly higher gross margin than other products and services, increased as a percent of total revenue compared to the same periods in the prior year on a pro forma basis. The gross margin improvement was offset somewhat by increased salaries and other costs associated with retaining quality employees.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         For the three months ended September 30, 1999, Tyler had selling, general and administrative expenses of $9.8 million compared to $4.7 million from continuing operations in the comparable prior year period. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $24.9 million compared to $9.4 million for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses is mainly the result of a series of acquisitions since early 1998. Pro forma selling, general and administrative expenses as a percent of revenues for the three months and nine months ended September 30, 1999 were approximately 33% compared to 32% and 34% for the three months and nine months ended September 30, 1998, respectively. Although sales volume has increased significantly compared to the prior year periods, selling, general and administrative expenses as a percent of revenues has remained relatively flat due to increased costs associated with hiring management and support personnel to accommodate present and planned future growth.

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

         NET INTEREST EXPENSE

         Net interest expense for the three months and nine months ended September 30, 1999 has increased substantially from the comparable prior year periods mainly due to acquisition activity beginning in February 1998 which has been primarily financed with debt. Prior to February 1998, the Company had no debt. The average interest rate for the three months and nine months ended September 30, 1999 was approximately 7.6% and 7.3%, respectively.

         INCOME TAX PROVISION

         The effective tax rate for the nine months ended September 30, 1999 has increased to 48.5% from 47.6% in the comparable prior year period primarily due to the non-deductibility of certain goodwill amortization relating to acquisitions which occurred in 1999.

         DISCONTINUED OPERATIONS

         The Company recorded net losses from discontinued operations of $602,000 and $1.9 million for the three and nine months ended September 30, 1999, respectively. Discontinued operations consist of Forest City, which was disposed of in March 1999, Swan Transportation Company ("Swan") whose operations were discontinued in 1995, and TPI of Texas, Inc. ("TPI"), which sold substantially all of its assets and liabilities in 1995. For the three and nine months ended September 30, 1999, TPI and Swan together recorded net charges of $602,000 and $1.4 million, respectively, primarily for legal and professional fees related to a series of personal injury lawsuits filed by former employees.

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

         The purchase agreement provides for an adjustment to the purchase price depending upon the ultimate balance of net assets transferred to the buyer and for the settlement in cash for levels of cash and cash equivalents above or below a prescribed level, as of the closing date. Subsequent to the closing, the Company submitted its computation of the purchase price adjustment receivable from HalArt and such amount has neither been approved nor paid by HalArt. At September 30, 1999, the estimate of this adjustment has been included in current notes receivable in the accompanying condensed consolidated balance sheet. The ultimate amount of the settlement, if any, may vary materially from the amount reflected in the accompanying condensed consolidated financial statements.

         NET INCOME AND OTHER MEASURES

         Net income for the three and nine months ended September 30, 1999 was $550,000 and $2.8 million, respectively, compared to $909,000 and $2.4 million for the three and nine months ended September 30, 1998, respectively. Income from continuing operations for the three and nine months ended September 30, 1999 was $1.2 million and $4.7 million, respectively, compared to $1.1 million and $2.2 million for the three and nine months ended September 30, 1998, respectively. Diluted earnings per share from continuing operations for the three and nine months ended September 30, 1999 was $.03 and $.12, respectively, compared to $.03 and $.07 for the three and nine months ended September 30, 1998, respectively. For the three months ended September 30, 1999, income from continuing operations included a loss from investment in an affiliate of $378,000, net of tax effect. Excluding the loss from investment in affiliate (HTE), earnings per share from continuing operations for the three months and nine months ended September 30, 1999 was $.04 and $.13, respectively.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three months ended September 30, 1999 was $6.9 million, compared to $4.2 million for the comparable prior year period. EBITDA from continuing operations for the nine months ended September 30, 1999 was $20.1 million, compared to $8.7 million for the comparable prior year period. EBITDA consists of income from continuing operations before interest, income taxes, equity in loss from affiliate, depreciation and amortization. Although EBITDA is not a calculation in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

         FINANCIAL CONDITION AND LIQUIDITY

         In October 1999, the Company entered into a three-year revolving credit agreement with a group of banks ("Senior Credit Facility") in an amount not to exceed $80 million. Borrowings under the Senior Credit Facility bear interest at either the bank's prime rate plus a margin of .25% to 1.25% or the London Interbank Offered Rate plus a margin of 2.25% to 3.25% depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Senior Credit Facility replaced the Company's previous $50 million revolving credit facility ("Prior Facility"). As of October 6, 1999 (the date of funding), the Company had outstanding borrowings and letters of credit of $52.0 million and available borrowing capacity of $28.0 million under the Senior Credit Facility. The effective average interest rate for the borrowings under the Prior Facility was approximately 7.6% and 7.3% for the three and nine months ended September 30, 1999, respectively. The Senior Credit Facility is secured by substantially all of the Company's real and personal property and a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. Under the terms of the Senior Credit Facility the Company has the ability to increase the facility to $100 million, subject to the participation of additional new lenders.

         The Company's capitalization at September 30, 1999 consisted of $57.9 million in long-term debt and capital lease obligations (including current portion) and $120.7 million in stockholders' equity. The total debt-to-capital ratio was approximately 32% at September 30, 1999.

         For the nine months ended September 30, 1999, the Company made capital expenditures of $2.5 million. These expenditures include costs of computer equipment and software required for internal growth and some modest building expansion.

         During the nine months ended September 30, 1999, the Company received net proceeds of $15.1 million in connection with the sale of Forest City including the collection of a $3.8 million short-term secured promissory note.

         The Company incurred software development costs of approximately $3.8 million in the first nine months of 1999, of which approximately $2.8 million relates to the construction of a national data repository ("Database"). Such costs include certain payroll related programming costs as well as the costs to purchase data from external sources to initially populate the Database. Upon completion, the Database will include, among other items, a wide range of public information such as real property tax and assessment data; chain of title property records and images. Additionally, further expenditures will be necessary subsequent to 1999 to update and expand the Database.

         During 1999, the Company paid approximately $2.6 million in claim settlements and in legal and related defense costs, of which a total of approximately $1.6 million was paid during the three months ended September 30, 1999. These payments relate to a series of lawsuits by 300 former employees of TPI, against TPI, Swan and in some instances, Tyler, as the parent company of TPI and/or Swan. The remaining reserve for claim settlements was approximately $1.0 million at September 30, 1999. While the Company plans to defend the above mentioned litigation vigorously, it is reasonably possible that the amounts recorded as liabilities for TPI related matters could change in the near term by amounts that would be material to the consolidated financial statements. The Company currently estimates that the ultimate liability for these claims, excluding the legal and other costs incurred to defend against the claims, may range as low as $1.0 million, to as high as $6.0 million, in each case net of insurance recoveries.

         In March 1999, the Company entered into a merger agreement to acquire all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, Tyler provided CPS with bridge financing of $1.0 million in the form of a secured note. In June 1999, Tyler provided notice to CPS that it was exercising its right to terminate the merger agreement, although negotiations would continue to find an alternative structure for the transaction. In August 1999, Tyler provided an additional $200,000 of bridge financing on terms similar to the original note. The notes have not been paid as of their respective due dates. Management of Tyler continues to negotiate with management of CPS regarding certain matters, including the repayment of amounts due under the note agreements as well as the acquisition of assets of the company. There can be no assurance, however, that any such acquisition will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company.

         In July 1999, Tyler acquired Pacific Data Technologies, Inc. ("Pacific Data"). The Company acquired all of the outstanding stock of Pacific Data for approximately 175,000 shares of Tyler common stock. Pacific Data develops software and systems to automate and manage real estate records for Internet delivery. Pacific Data will be operated as a division of NationsData.com, a wholly owned subsidiary of Tyler that is engaged in the development of a national data repository containing public information such as real property tax and assessment data.

         On August 17, 1999, Tyler and two shareholders of H.T.E., Inc. ("HTE") entered into an agreement in which Tyler would exchange its shares of common stock for shares of common stock of HTE. The agreement provides for the exchange of approximately 4.7 million unregistered shares of HTE for approximately 2.3 million unregistered shares of Tyler. In addition, the agreement provides both the buyer and the seller with put options and call options in which either party can require the other party to exchange an additional 968,952 unregistered shares of HTE common stock for 484,476 unregistered shares of Tyler common stock. On August 19, 1999, the initial exchange of shares occurred and the investment was recorded at approximately $14.0 million. This exchange resulted in Tyler owning approximately 27% of the outstanding common stock of HTE. As of September 30, 1999 the option for additional shares have not been exercised by either party.

         In the first nine months of 1999, the Company paid in the aggregate, approximately $21.9 million in cash and issued 5.0 million shares of Tyler common stock to acquire Eagle, FundBalance, MUNIS, Gemini and Pacific Data in business combinations accounted for as purchases. Cash paid for acquisitions does not include cash paid for transaction costs related to the execution of the acquisitions, such as legal, accounting and consulting fees, or acquired cash balances.

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

         YEAR 2000 COMPLIANCE

         Status of Progress

         The Company has established a Program Office to centralize and coordinate its efforts and to further define, evaluate and conduct audits of the Company and its progress toward Year 2000 ("Y2K") compliance. The Program Office is chaired by the Chief Financial Officer and reports periodically to the Executive Committee of the Board of Directors. The Program Office has established a Y2K Task Force, comprised of representatives from each of the Company's principal operating units, which is charged with evaluating and implementing the Company's Y2K effort and reporting the results thereof to the Program Office. The Company's Y2K Task Force mission is to identify and resolve Y2K issues associated with the Company's internal information technology (IT) systems, internal non-IT systems, material third party relationships, and includes: corporate awareness, adoption of Y2K standards, inventory, assessment, remediation, validation testing, and contingency planning. The Executive Committee of the Board of Directors is charged with evaluating the progress reported by the Program Office and addressing any issues as they arise.

         At the request of the Program Office, each of the Company's operating units has independently developed a Y2K plan. Pursuant to these plans, each operating unit has conducted an inventory and assessment of its internal and external technology, its computer-based systems, imbedded microchips and other processing capabilities to identify the computer systems that could be affected by the Y2K issue.

         The Company's core products have completed remediation. The Company has been and is still communicating with its customers the status of the Company's products relating to year 2000. The Company continues to make the updates available to customers.

         A majority of the Company's customers had compliant versions of our products installed as of September 30, 1999. The remaining few will have them by December 1999. Some of the Company's customers are using product versions that the Company will not support for Y2K issues; the Company is encouraging these customers to migrate to current product versions that are Y2K ready. Also, in certain client outsourcing and services contracts, the Company is evaluating Y2K issues for its clients' computing environments and implementing Y2K related remediations. Most of the client remediation efforts were completed as of September 30, 1999. All remaining remediation efforts will be completed by December 31, 1999.

         Each operating unit is nearing completion of their Y2K plan. Overall, however, as of September 30, 1999, the Company was approximately 90% complete.

         The Company primarily uses third party software for its internal computer systems. A majority of the installed systems are purported to be Y2K compliant. The Company has purchased, and is now installing at one of its principal operating units, an enhanced accounting application from Platinum Technologies that is Y2K compliant to replace the current system. The installation to date has been on plan and is expected to be completed by December 1, 1999.

         The Company cooperates with many third party vendors and suppliers to provide products and services to its customers and to the Company itself. The Company has circulated requests for and has received written confirmations regarding their Y2K compliance from a selected number of such parties and is expecting responses from the remainder. All responses to date have indicated that the Company will not experience disruptions from third parties. Future responses will be evaluated to determine if additional action is required.

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

         The costs incurred to date are estimated to be approximately $3.8 million, and the estimated costs to complete will comprise an additional $.6 million. A significant amount of the estimated costs to complete will be capitalized because such costs represent hardware and software packages. Some of the prior costs were incurred by the Company's operating units before they were acquired by the Company. The new accounting application was purchased primarily to accommodate expansion and anticipated future acquisitions and secondarily to obtain Y2K compliance. However, the total cost for the accounting application is included in the aforementioned amount. The total cost estimate of the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, acquisitions, or recommendations by business partners. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

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

         Contingency

         The Company's Y2K compliance activities are being monitored and evaluated by the Program Office and ultimately by the Executive Committee. The Company has significantly developed contingency plans to deal with issues which may arise in 1999 and 2000. The focus of this effort is to identify the potential risks associated with mission critical functions and then to develop appropriate contingency plans. Such planning is complicated by the risk of multiple year 2000 problems and the fact that many of the Company's risks reside with outside parties who may not successfully address their own risks. The areas of planning include: expected increases in customer upgrade and support activities, problems caused by customer delays in implementing Company or third-party upgrades, possible disruptions in the Company's external support systems and internal systems, employee matters, identification of manual "work-arounds" for software and hardware failures, substitution of hardware and software systems, and test exercises of contingency planning elements. The Company has completed its year 2000 contingency plans. Additional steps are being taken to further minimize the risks associated with the Y2K issue. For example, all of the Company's operating units are developing plans to allow for additional customer support after January 1, 2000 in anticipation of questions they may receive from their customers, even if the questions do not relate directly to their products or services.

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

         Item 6. Exhibits and Reports on Form 8-K

         None

            (a)   Exhibits

                  Exhibit
                  Number            Exhibit
                  -------           -------
                  4.3               Credit agreement among Tyler Technologies,
                                    Inc., Bank of America, N.A., Chase Bank of
                                    Texas, N.A., Bank One, Texas, N.A. and Banc of America Securities LLC

                  27 Financial Data Schedule (for SEC information only)

            (b) There were no reports filed on Form 8-K during the third quarter of 1999.

         Item 3 of Part I and Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TYLER TECHNOLOGIES, INC.


                            By: /s/ Theodore L. Bathurst
                                -----------------------------------------------
                                Theodore L. Bathurst
                                Vice President and Chief Financial Officer
                                (principal financial officer and an authorized signatory)



                            By: /s/ Terri L. Alford
                                -----------------------------------------------
                                Terri L. Alford
                                Controller
                                (principal accounting officer and an authorized signatory)



Date:     November 12, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

 4.3                    Credit agreement among Tyler Technologies, Inc., Bank of
                        America, N.A., Chase Bank of Texas, N.A., Bank One,
                        Texas, N.A. and Banc of America Securities LLC

 27                     Financial Data Schedule (for SEC information only)
