Form 10-K405
period 1999-12-31
TYLER TECHNOLOGIES INC
filed 2000-04-07
CIK 860731

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 -------------

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

                                 -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
     -------------------                                 -------------------

COMMON STOCK, $0.01 PAR VALUE                           NEW YORK STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                                 -------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES X NO
               ---    ---

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 30, 2000 WAS $182,863,000.

     THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 30, 2000 WAS 43,290,687.

                       DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 28, 2000.

================================================================================

                            TYLER TECHNOLOGIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
                                     PART I

Item 1.  Business.........................................................................................         1

Item 2.  Properties.......................................................................................        12

Item 3.  Legal Proceedings................................................................................        12

Item 4.  Submission of Matters to a Vote of Security Holders..............................................        14

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters............................        15

Item 6.  Selected Financial Data..........................................................................        16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............        18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................................        32

Item 8.  Financial Statements and Supplementary Data......................................................        32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............        32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............................................        33

Item 11. Executive Compensation...........................................................................        33

Item 12. Security Ownership of Certain Beneficial Owners and Management...................................        33

Item 13. Certain Relationships and Related Transactions...................................................        33

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K...................................        34


Signatures................................................................................................        37

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Tyler Technologies, Inc. ("Tyler" or the "Company") is a premier provider of technology, software, data warehousing, web hosting services, electronic document management systems, information management outsourcing services, title plant and property record database information, and real estate appraisal services for local governments. Tyler's objective is to become the premier provider of end-to-end e-government solutions. Tyler's e-government products and services add content to a local government's e-portal offering by seamlessly integrating its suite of e-commerce products to back office systems. Our strategy is to rapidly grow the e-government segment of our business by leveraging our nationally installed client base, our strong long-term partnerships with local governments, and our expertise and experience in the marketplace with solutions and offerings in the areas of:


     o    Nationwide branded application solutions

     o    Improved state-of-the-art technologies

     o    Internet accessibility for the public

     o    Electronic commerce solutions

     o    Application service provider ("ASP") hosting and data center services

     o    Outsourcing capabilities

     o    Public records information portal

     In mid 1997, Tyler embarked on a multi-phase strategy and growth plan focused on the specialized information management needs of local government. Since that time, Tyler has experienced significant growth both internally and as a result of a number of strategic acquisitions.

     By the close of 1999, Tyler had established itself as a leading provider of information management solutions in the local government marketplace - with a huge breadth of products spanning virtually every area of city and county government operations from law enforcements, to courts, financial systems, appraisal and taxation, records management, and utility billing. Tyler's installed base expanded to over 5,000 local government offices in 49 states and Puerto Rico and Canada. Tyler has deployed Internet accessible solutions for real-time public access via the Internet to a variety of public information, including:

     o    Criminal and civil court records

     o    Jail booking and release information

     o    Bond and bondsmen information

     o    Court calendars and dockets

     o Property appraisal information

     o Tax billing and collection information

     o Utility billing records and history

     In addition, Tyler has under development for deployment in 2000 a series of e-commerce / e-government solutions for accepting Internet payments for the following:

     o Traffic and parking tickets

     o Utility bill payments

     o Current and delinquent tax payments

     With Tyler's proprietary information management systems already processing tickets for over 500 courts, generating utility bills in over 1,300 municipalities, and collecting taxes for several thousand taxing jurisdictions, Tyler is well positioned to capture a large share of the millions of payment transactions per month which occur in these local government agencies. Additionally, Tyler's control of the back office automation systems allows its Internet based e-government solutions to seamlessly post and update back office systems in real-time.

     In addition, Tyler has launched its national data portal - NationsData.com. Tyler currently has tax data on over 65 million parcels of real property nationwide. The national data portal augments Tyler's existing efforts to expand its service offerings outside the local government marketplace. Additional Internet accessible business-to-business solutions for the financial services marketplace will be added during the year. Both the national data portal and the Internet accessible business-to-business solutions are a natural outgrowth of Tyler's automation of real property records for county recorders' and county clerks' offices.

     According to leading research reports from Gartner Research and others, the ASP marketplace is slated to grow at a compound annual growth rate in excess of 100% per year. Tyler is moving into the ASP marketplace with a variety of Internet deployable solutions coupled with a full range of outsourcing services.

     The ASP architecture is generally defined as consisting of the following four layers:


     1. Network infrastructure

     2. Platform/hosting center

     3. Application solutions

     4. Operations and services

         Tyler's strategy is to leverage the existing network infrastructure provided by large telecommunications companies (which is nearly a commodity item), and focus primarily on providing platform hosting, application solutions and operations and services. Tyler believes the application solution is the most industry-specific portion of the ASP architecture, is the area in which Tyler has the most experience, and has the greatest barrier to entry for competitors. Tyler will deploy both existing legacy application solutions utilizing ASP hosting software as well as newly developed Tyler national branded products.

         Tyler has several significant research and development initiatives underway developing Internet/Intranet deployable products during 2000 in the areas of: financial management, payroll, human resources, utility billing, criminal and civil court case management, and police law enforcement and records management. These offerings are all built on state-of-the-art "n"-tier architecture, SQL compliant databases, thin client, browser compatible, component based technology.

         In summary, the next phase of Tyler's growth strategy is focused on:

         Partnering with our clients...

         To make local government...

          More accessible to the public,
          More responsive to the needs of the citizens, and More efficient...

         Through the migration to an integrated e-government environment.

MARKET OVERVIEW

         The state, local, and municipal government market is one of the largest and most decentralized information technology markets in the United States, consisting of all 50 states with over 40,000 municipalities and agencies and 3,200 counties. This market is also comprised of hundreds of various governmental agencies, each with specialized, delegated responsibilities and unique information management requirements.

         Traditionally, local governmental bodies and agencies performed state-mandated duties, including property assessment, record keeping (i.e., property and vital statistics), road maintenance, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting local government, each of which demands a service response. These areas include solid waste disposal, clean air and water, transportation, criminal justice and corrections, administration and finance, public safety, health and human services, and public works. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these governmental units. As a result, these governmental bodies and agencies recognize the increasing value of information management services and systems to, for example, improve revenue collection, provide increased access to information, and streamline delivery of government services to their constituents. Local governmental bodies are now recognizing that `e-government' is an additional responsibility for community development. From integrated tax systems to integrated criminal justice information systems, many counties and municipal governments have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies to share data and provide a more comprehensive approach to information management. Many of the county and municipal government agencies also have individual information management requirements, which must be tailored to the specific services being provided.

         In 1998, G2Research estimated the annual expenditures by state, local, and municipal governmental bodies and agencies for information technology products and services at approximately $37 billion. G2Research estimates this market will grow to over $52 billion by 2003. The external services and software segments of the market, in which Tyler has significant offerings, are expected to be the most rapidly growing areas of the local government information technology market.

CORE SERVICES

         The Company was founded in 1966, and until 1998 it provided products and services to customers in a variety of industries through ownership of various diversified operating companies, all of which have been sold or discontinued. In February 1998, the Company narrowed its focus to the specialized information management needs of local government and now classifies its businesses into two fundamental areas based on the nature of the products and services offered:

o    Software Systems and Services

o    Information and Property Records Services

         Comparative segment revenues, profits, and related financial information for 1999, 1998 and 1997 are provided in Note 18 in Notes to Consolidated Financial Statements.

SOFTWARE SYSTEMS AND SERVICES SEGMENT

GENERAL

         The software systems and services segment provides county, local, and municipal governments with software, systems, and services to serve their diverse information technology and automation needs as well as real estate mass appraisal services. This segment assists local and county governments with all aspects of software and hardware selection, network design and management, installation and training, and on-going support and related services. In connection with these services, the Company integrates its own products with computer equipment from hardware vendors, third-party database management applications, and office automation software. Certain software products include Internet accessible solutions for real-time public access to a variety of public information. This segment also provides mass appraisal services to taxing jurisdictions, including physical inspection of all properties in the assessing jurisdiction, data collection and processing, computer analysis for property valuation and preparation of tax rolls.

PRODUCTS AND SERVICES

         The software systems and services segment offers the following products and services:

o Criminal Justice Systems. The Company offers a suite of products designed to integrate with law enforcement applications to track and manage the judicial systems process from incidents initiated in computer aided dispatch/emergency E-911 systems through an arrest, court appearances and final disposition to probation. While each of these products may be installed on a stand-alone basis, most of the products are generally installed in the different government offices located in and around a county to take full advantage of the benefits of an integrated system of products, which eliminates the need for duplicate input and record keeping and helps increase the efficiency of the offices. Added courtroom technologies allow judges to review cases, calendars, scanned documents and mug shots within a web browser. Additionally, document-imaging options include the ability to scan, store, retrieve and archive a variety of criminal and civil case-related documents.

         Other court related applications include products designed to track and manage the information involved in criminal and civil cases, including applications that are designed to track cases, process fines, fees and delinquent fees, generate judgment and sentencing paperwork in conjunction with criminal cases, generate citations, notices and forms required in a civil case, and generally track the status of each criminal and civil case in the court system.

         A suite of Internet/Intranet judicial database search products are designed for public access to criminal and civil case records and court dockets.

o Law Enforcement Systems. The Company's systems automate law enforcement agency functions from dispatch and police records management to booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to the latest arrest and incarceration data. The system also provides warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, as well as a variety of statistical and regional state reporting. A computer aided dispatch/emergency E-911 system tracks calls and the status of emergency response vehicles, interfaces with local and state searches, and generally assists dispatchers in processing emergency situations. The law enforcement and jail management systems are fully integrated with the suite of court related products that track and manage the judicial process.

          The law enforcement and jail management systems include web enabled search capabilities for data searches of jail records. The web enabled search is available to the general public and offers significant benefits to the legal community and bondsman.

o Other Judicial Information Products. Other Tyler judicial information products include jury selection, worthless document/hot check processing, and adult and juvenile probation processing applications.

o Utility Billing and Customer Information Systems. The Company offers systems that support the billing and collection of multiple metered and non-metered services as well as multiple billing cycles. Comprehensive applications calculate and generate bills for one or more cycles and generate penalties and late notices for each billing cycle.

         The Company's utility billing solutions are web enabled to offer information services, by which, customers can access property information such as average consumption, flood plain information and transaction history. In addition, the utility billing solutions give customers the ability to make secured Internet payments via credit cards and checks.

o Property Appraisal and Tax Systems. The Company provides systems that automate the appraisal and assessment of real and personal property, including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing, and electronic state level reporting. These systems are image- and video-enabled for the storage of the many property related documents involved as well as for the on-line storage of electronic photographs of properties for use in defending values in protest situations. Other related applications are available for tax billing and collection agencies, including counties and cities, school tax offices, as well as special collection agencies. These systems support billing, collections, lock box operations, mortgage company electronic payments, and provide various reporting requirements.

o Finance and Accounting Systems. The Company offers complete accounting systems that include modules for budgetary accounting (general ledger), bank manager, accounts payable, payroll/personnel, purchasing, project/grant accounting, fixed assets, revenues, and human resources, all of which conform to government auditing and financial reporting requirements and generally accepted accounting principles.

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

o Specialized County Products. The Company offers specialized products that allow government offices in and around a courthouse to further integrate and automate their operations, including child support tracking, voter registration and election result tabulations, motor vehicle registration, and an indexing application for all official public records such as deeds, and birth and death certificates.

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

o Mass Appraisal Services. These services include: (1) the physical inspection of all properties in the assessing jurisdiction, (2) data collection and processing, (3) computer analysis for property valuation,
     (4) preparation of tax rolls, (5) community education on the assessment process and (6) arbitration between taxpayers and the assessing jurisdiction.

o Internet Web Development. The Company offers specialized application database interfaces that allow the public records portion of information contained in various Company systems to be made available to the public via the Internet. The services include building, maintaining, and hosting a community's e-portal presence on the Internet.

SALES, MARKETING, AND CUSTOMERS

         The software systems and services segment markets its products and services through direct sales and marketing personnel located throughout the United States. Other in-house staff focus on add-on sales, forms, supplies, and professional services.

         Sales of new systems are typically generated from referrals from different governmental offices or departments within a county or municipality, referrals from adjoining counties and local governments, relationships established between sales representatives and county or local officials, contacts at trade shows, direct mailings, and direct contact from prospects already familiar with the Company. The

Company is active in multiple state, county, and local government associations, and participates in annual meetings, trade shows, and educational events.

         Customers consist primarily of county, municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff's office, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxes, municipal court, and police. No single customer accounted for more than 10% of the segment's total revenues for 1999. Contracts for products and services are generally implemented over periods of six months to one year, with annually renewing service and software update agreements thereafter. Although these agreements can be terminated by either the Company or the customer, historically most support and maintenance agreements are automatically renewed annually. Contracts for appraisal services are generally one to three years in duration. During 1999, approximately 27% of this segment's revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

         The Company competes with numerous local, regional, and national firms that provide or offer some or all of the products and services provided by the software systems and services segment. The Company also occasionally competes with internal, centralized information service departments of county or local governments, which requires the Company to persuade the end-user department to discontinue service by its own personnel and outsource the service to the Company. The Company competes on a variety of factors, including price, service, name recognition, confidence in the supplier, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. The Company's ability to offer an integrated system of applications for several offices/departments is often a factor in its favor. County and local governmental units often are required to put their contracts up for competitive bid. Competition may be increased if a customer seeks bids on only one aspect of its system (such as only motor vehicle registration) rather than bidding all of the services as an integrated whole, because single function bidding generally results in more bidders and more intense price competition.

SUPPLIERS

         All computers, peripherals, printers, scanners, operating system software, office automation software, and other equipment necessary for the implementation and provision of software systems and services are presently available from several third-party sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. The Company has not experienced any significant supply problems.

BACKLOG

         At December 31, 1999, the estimated sales backlog for the software systems and services segment was approximately $67.1 million, compared to $69.4 million at December 31, 1998, on a pro forma basis. Backlog decreased primarily due to installations in 1999 relating to year 2000 compliance issues. The backlog represents contracts that have been signed but not delivered as of year-end. Approximately $49.1 million of the backlog is expected to be installed or services are expected to be performed within the next six to twelve months. Of the remainder, approximately $11.0 million is expected to be earned in 2001 and $7.0 million thereafter.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES

         The Company regards certain features of its internal operations, software, and documentation as confidential and proprietary and relies on a combination of contractual restrictions, trade secret laws, and other measures to protect its proprietary intellectual property. The Company does not rely on patents. The Company believes that, due to the rapid rate of technological change in the computer software industry, trade secrets and copyright protection are less significant than factors such as knowledge, ability and experience of the Company's employees, frequent product enhancements, and timeliness and quality of support services. The Company typically licenses its software products under exclusive license agreements, which are generally non-transferable and have a perpetual term.

INFORMATION AND PROPERTY RECORDS SERVICES SEGMENT

GENERAL

         The information and property records services segment provides a wide range of information management outsourcing services, primarily related to the real property records of county governments as well as to some commercial users. These outsourcing services currently include records management and micrographic reproduction, data warehousing, computerized indexing, and imaging of real property records maintained by county clerks and recorders, as well as information management outsourcing and professional services required by other county government units and agencies. This segment also provides title plant data and property records database information, copies of title plants and update services to title companies or other firms that need title search capabilities.

PRODUCTS AND SERVICES

         The information and property records services segment offers the following products and services:

o Property Records Software and Services. The Company offers products that record and index real property transactions, maintain archival copies of the filed documents, and make those records available for public inspection and copying. The Company also provides a wide range of software products that provide document access and storage on various computer platforms to commercial users and governmental agencies. These products provide indexing and retrieval software for digitized documents and microfilm documents.

o Re-creation Services. The Company provides image-enhanced, archival-quality reprints of old property records, including photostatic prints, with microfilm backup copies for improved security in case of loss by fire, water damage, or other catastrophe.

o Title Plant Services. The Company provides a variety of title plant data and update services (the information needed to perform title searches in order to underwrite title insurance policies), and sells copies of these title plants to title companies or other firms that need title search capabilities. The Company also provides software to facilitate and automate much of the work performed by title companies, including storing all information necessary for a closing, tracking the progress of a closing, producing all necessary closing documents, and other closing-related services.

o Document Management and Imaging Solutions Software Products. The Company's products and services are used for image storage and retrieval in a wide range of document-intensive applications that are designed to deliver a total document management solution for many work group and departmental applications, particularly where hybrid media support is a requirement.

o National Data Repository. The Company is in the process of constructing a national data repository ("Database") with an initial target market of the financial services and mortgage industry. The Database currently has web-enabled property tax information for over 65 million parcels of real property nationwide. The Company plans to add, among other items, a wide range of other public information such as real property assessment data, chain of title property records and images and UCC filing data.

SALES, MARKETING, AND CUSTOMERS

         The information and property records services segment markets its products and services through its direct sales and marketing personnel. This segment targets long-term contracts with larger governmental units and title companies. Although many of its customers are small and do not have long-term contracts, they have long-term, continuing relationships with the Company and its sales and marketing personnel. Many of the county government customers and title plant customers have been served by the information and property records services segment and its predecessors for more than 20 years, with some customers dating back to 1962. Customer turnover is considered by management to be extremely low.

         No single customer accounted for 10% or more of the segment's total revenues in 1999. The eight largest customers of this segment accounted for approximately 23% of the segment's total revenues in 1999. All but one of these customers have annually renewing contracts and most are long-term customers.

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

BACKLOG

         At December 31, 1999, the estimated sales backlog for the information and property records services segment was approximately $39.1 million, compared to $17.0 million at December 31, 1998. The backlog for this segment consists of sales of copies of title plants and associated updates, maintenance, royalties, and other services. Approximately $15.2 million of the backlog relates to sales of copies of title plants and associated updates of which approximately $1.7 million is expected to be earned in 2000 with the remainder expected to be earned over the terms of the contracts which range from five to ten years. Beginning in February 1999 the Company, entered into a series of contracts with several customers to provide copies of title plants and update services for contract terms from five to ten years. Contracts with a ten-year term allow for early termination in the fifth year of the contract by providing 180-days notice and paying a termination fee equal to 50% of the then remaining obligation due under the contract. It is the Company's belief that any exercise of the early termination provision in any of these contracts is highly unlikely due to the unfavorable economic impact on the customer. The remaining backlog, excluding sales of copies of title plants is approximately $23.9 million of which approximately $17.0 million is expected to the installed or provided over the next twelve months and $6.9 million in 2001.

EMPLOYEES

         At December 31, 1999, the Company had 1,370 employees, of whom 989 were employed in the software systems and services segment, 343 were employed in the information and property records services segment and 38 were employed in the corporate office. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreement. Management considers its relations with its employees to be positive.

ITEM 2.   PROPERTIES.

         The Company occupies approximately 332,000 square feet of office and warehouse space. Approximately 206,000 square feet (179,000 leased/27,000 owned) is attributable to the software and services segment while approximately 126,000 square feet (43,000 leased/83,000 owned) relates to the information and property records services segment. With its principal executive office located in Dallas, Texas, the Company leases other offices and facilities for its operating companies in Lubbock, Plano, San Antonio, McKinney and Houston, all located in Texas; Ames, Iowa; Falmouth, Maine; Dayton, Ohio; Ann Arbor, Michigan; Eagle, Colorado; Driggs, Idaho; Aliso Viejo and Paradise, both located in California; Raleigh, North Carolina; and Rochester, New York. The Company's owned property has been pledged as security under its senior credit facility.

ITEM 3.   LEGAL PROCEEDINGS.

         Two of the Company's non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995.

         Between 1968 and 1995, TPI of Texas, Inc. ("TPI") owned and operated a foundry in Swan, Texas. Since 1997, more than 300 former employees of TPI have filed a series of lawsuits against TPI, Swan Transportation Company, the parent corporation of TPI ("Swan"), and in some instances, the Company, alleging various personal injuries resulting from exposure to silica, asbestos, and/or other related industrial dusts during their employment at TPI. As non-operating subsidiaries, Swan and TPI's assets consist principally of various insurance policies issued during the relevant time periods. In December 1999, the Company instituted litigation against Swan and TPI's former insurance carriers in Harris County, Texas demanding that such carriers undertake the defense of these claims, fulfill all indemnity obligations with respect to these claims, and reimburse the Company for past defense and settlement costs paid by the Company.

         In March 2000, the Company entered into a Standstill Agreement with all known plaintiffs asserting injuries described above, including all known plaintiffs who have alleged injury but have not yet filed suit against Swan and/or TPI (collectively, the "Plaintiffs"). Under the Standstill Agreement, the

Plaintiffs agreed to dismiss all pending claims against the Company and agreed to not sue the Company for a minimum period of at least two years and thereafter only in certain circumstances. Under the Standstill Agreement, the Company agreed to seek to withdraw its outside counsel as counsel of record in the pending lawsuits, re-tender the defense and indemnity obligations related to these claims to the insurance carriers of Swan and TPI, and continue to prosecute its insurance coverage suit in Harris County, Texas, in which the plaintiffs if and when they receive a judgment may intervene in such litigation and prosecute their claims directly against the insurance carriers. Further, the Standstill Agreement provides that any Plaintiff that settles or receives a judgment on any of its claims, and such settlement or judgment is fully paid or compromised by the insurance carriers, then such Plaintiff will execute a release in favor of the Company, its subsidiaries and affiliates from such claims. In March 2000, The Hartford, one of Swan and TPI's primary and excess coverage insurance carriers, has agreed to assume the ongoing and future defense of these claims, subject to a reservation of rights.

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of TPI, Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. In 1995, NJDEPE and TPI agreed for TPI to conduct a feasibility study to assess remediation options and propose a remedy for the site and the impacted areas. This study was completed and submitted to the NJDEPE in the first quarter of 1999. TPI continues to negotiate with the NJDEPE regarding the results of this study. TPI has not agreed to commit to further action at this time. TPI never held title to the site and denies liability.

         In connection with the sale of the assets of TPI to Ransom Industries, Inc. (formerly known as Union Acquisition Corporation) (the "Buyer"), an affiliate of McWane, Inc., on December 1, 1995, pursuant to an acquisition agreement among the Company, TPI and the Buyer (the "Acquisition Agreement"), the Buyer agreed to manage and direct the prosecution or defense of these environmental related matters on behalf of TPI. In addition, the Buyer agreed to reimburse TPI the first $3.0 million of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3.0 million with a maximum reimbursement to TPI of $6.5 million. As of December 31, 1999, the Buyer has reimbursed TPI approximately $2.5 million, which represents principally all the expenses to-date associated with the investigation of the site and the related litigation described below. The Buyer, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance. TPI is currently in negotiations with the major carrier and predecessor owners and operators of the site.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Tyler common stock is traded on the New York Stock Exchange. At December 31, 1999, Tyler had approximately 3,200 stockholders of record. A number of the Company's stockholders hold their shares in street name; therefore, there are substantially more than 3,200 beneficial owners of its common stock.

         The following table sets forth for the calendar periods indicated the high and low sales price per share of Tyler common stock as reported on the New York Stock Exchange.

                                                                High            Low
                                                                ----            ---
1998:      First Quarter..................................   $   8 3/4        $ 5 5/16

           Second Quarter.................................      11 3/8          7 1/2

           Third Quarter..................................      10 1/2          6 1/2

           Fourth Quarter.................................       8 7/16         5

1999:      First Quarter..................................   $   6 7/16       $ 4

           Second Quarter.................................       6 7/8          3 1/2

           Third Quarter..................................       6 1/2          4 3/8

           Fourth Quarter.................................       6 5/8          3 3/8

2000:      First Quarter .................................   $   6 1/4          3 7/8

         No cash dividends were paid in 1999 or 1998. The Company made a rights redemption payment of $0.01 per share in 1998. The Company intends to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate declaring a cash dividend in the foreseeable future. Pursuant to the Company's Senior Credit Facility, the Company is restricted from paying cash dividends to stockholders.

ITEM 6.   SELECTED FINANCIAL DATA.

                                                   AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------
                                       (DOLLARS AND AVERAGE SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          1999         1998        1997         1996            1995
                                       ---------    ---------   ---------    ---------       ---------
STATEMENT OF OPERATIONS DATA: (1)
Revenues ...........................   $ 108,401    $  50,549   $      --    $      --       $      --
Costs and expenses:
   Cost of revenues (2) ............      54,413       24,749          --           --              --
   Selling, general and
     administrative expense (2) ....      37,909       14,461       2,959        6,858(3)        4,126
   Costs of certain acquisition
    opportunities ..................       1,851        3,146          --           --              --
   Amortization of intangibles .....       7,315        3,173          --           --              --
   Interest (income) expense, net ..       4,573        1,831        (822)        (304)          1,003
                                       ---------    ---------   ---------    ---------       ---------
Income (loss) from continuing
   operations  before taxes ........       2,340        3,189      (2,137)      (6,554)         (5,129)
Income tax provision (benefit) .....       2,404        2,033        (918)      (1,573)         (1,753)
                                       ---------    ---------   ---------    ---------       ---------
Income (loss) from continuing
   operations ......................   $     (64)   $   1,156   $  (1,219)   $  (4,981)      $  (3,376)
                                       =========    =========   =========    =========       =========
Income (loss) from
   continuing operations
   per common share-diluted ........   $   (0.00)   $    0.03   $   (0.06)   $   (0.25)      $   (0.17)
                                       =========    =========   =========    =========       =========

Average number of diluted shares ...      39,105       34,400      20,498       19,876          19,869
OTHER DATA:
     EBITDA (4) ....................   $  20,025    $  13,669   $  (2,843)   $  (6,757)      $  (3,864)

                                                              AS OF DECEMBER 31,
                                       ------------------------------------------------------------
                                          1999         1998         1997         1996        1995
                                       ---------    ---------    ---------    ---------   ---------
BALANCE SHEET DATA: (1)
Total assets .......................   $ 272,535    $ 150,094    $  47,150    $  52,484   $ 109,559
Long-term obligations, excluding
  current portion ..................      67,446       37,189           --           --          --
Shareholders' equity ...............     138,904       76,346       31,403       32,041      93,362

STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities   $     654    $   2,088    $  (5,829)   $   6,484   $  13,514
Cash flows from investing activities     (24,743)     (36,787)      (2,020)       6,139      49,187
Cash flows from financing activities      24,955       27,893        2,515            9     (62,663)


(1) 1999 and 1998 includes the results of operations from the software systems and services segment and information and property records services segment from the acquired companies respective dates of acquisition and excludes the results of operations from the discontinued automotive parts and supplies business. Prior years' selected financial data has been restated to reflect discontinuation of the automotive parts and supply business in 1998 and discontinuation of the fund-raising segment in 1997 and for years prior to 1998, selling, general and administrative expense includes only data relating to the holding company. See Notes 2 and 3 in Notes to Consolidated Financial Statements.

(2) Depreciation and amortization included in cost of revenues and selling, general and administrative expenses for 1999, 1998, 1997, 1996 and 1995 was $3,946, $2,330, $116, $101 and $262, respectively.

(3) 1996 selling, general and administrative expenses include pretax restructuring and other charges of $3,616.

(4) EBITDA consists of income from continuing operations before interest, costs of certain acquisition opportunities, income taxes, depreciation, and amortization. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA does not take into account the Company's debt service requirements and other commitments and accordingly EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

FORWARD - LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the ability of the Company to successfully integrate the operations of acquired companies, technological risks associated with the development of new products and the enhancement of existing products, changes in the budgets and regulating environments of the Company's government customers, the ability to attract and retain qualified personnel, changes in product demand, the availability of products, changes in competition, changes in economic conditions, risks associated with Year 2000 and similar issues, changes in tax risks and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

         When used in this Annual Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should," "projects," "forecasts," "might," "could," or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

         In October 1997, the Company sold Institutional Financing Services, Inc. ("IFS") which provided products for fund-raising programs. In March 1999, the Company sold Forest City Auto Parts Company ("Forest City"), which was an automotive parts and supplies business. With the disposal of Forest City, the Company has focused solely on the software systems and services segment and the information and property records services segment. Therefore, historical financial information attributable to the automotive parts and supply business has been reported as discontinued operations in 1999, 1998 and 1997, together with the results of operations associated with the products for fund raising business and all prior year financial information included herein has been restated to reflect these dispositions. In 1997, continuing operations includes only corporate expense and interest income mainly attributable to proceeds from disposals of prior operating companies. Continuing operations in 1999 and 1998 are comprised of the results of operations from the information management businesses from their respective dates of acquisition.

         As discussed in Note 16 in the Notes to Consolidated Financial Statements, the Company adopted in the fourth quarter of 1999 a change in its accounting for the sales of copies of title plants which only occurred during the year ended December 31, 1999. The following discussion takes into consideration the effects of this accounting change.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Following is a summary of significant acquisitions consummated in 1998 and 1999:

         On February 19, 1998, the Company acquired The Software Group ("TSG") and Interactive Computer Designs, Inc. ("INCODE"), which provide county, local and municipal governments with software, systems and services to serve their information technology and automation needs. Their customer base is mainly located in Texas, Georgia and Oregon.

         On February 19, 1998, the Company also acquired Business Resources Corporation ("Resources"), a major provider of a wide range of information management outsourcing services, primarily to county governments, as well as to some commercial users. These outsourcing services currently include records management and micrographic reproduction, computerized indexing, and imaging of real property records maintained by county clerks and recorders, as well as information management outsourcing and professional services required by other county government units and agencies. Resources also provides title plant data and property records database information and title plant copies and title plant update services.

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

         Effective August 1, 1998, the Company completed the purchase of Computer Management Services ("CMS"). CMS provides integrated information management systems and services to county and municipal governments throughout Iowa, Minnesota, Missouri, South Dakota, Illinois, Wisconsin and other states, primarily in the upper Midwest.

         Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle"). Eagle supplies networked computing solutions and services for county governments, primarily in the western United States.

         Effective April 1, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance ("FundBalance"), a company which develops and markets fund accounting software and other applications for state and local governments, not-for-profit organizations and cemeteries.

         On April 21, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software ("MUNIS"), which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations primarily located in the northeastern and southeastern United States.

         On July 16, 1999, the Company acquired Pacific Data Technologies, Inc. ("Pacific Data"). Pacific Data is the primary developer of the Company's database, which consists of software and systems that automate and manage public information records for Internet delivery.

         On November 4, 1999, the Company acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company, ("CLT"), a division of a privately held company. CLT provides appraisal software and services to governments.

         During 1998 and 1999, the Company also made other acquisitions, which were immaterial. All of the Company's acquisitions have been accounted for using the purchase method for business combinations, and the results of operations of the acquired entities are included in the Company's historical consolidated financial statements from their respective dates of acquisition. Because of the significance of these acquisitions, in the following analysis of results of operations the Company has provided pro forma amounts as if all of the Company's acquisitions had occurred as of the beginning of 1998. In comparing 1998 to 1997, the pro forma amounts include only completed acquisitions as of December 31, 1998 as if they had occurred as of the beginning of 1997.

REVENUES

         For the year ended December 31, 1999, Tyler had revenues from continuing operations of $108.4 million, $70.0 million of which were attributable to the software systems and services segment and $38.4 million of which were derived from the information and property records and services segment. On a pro forma basis, total revenues in 1999 were $144.4 million compared to $114.6 million in 1998.

Software Systems and Services Segment

         On a pro forma basis, total revenues from the software systems and services segment increased $23.6 million, or 29% to $106.0 million, for the twelve months ended December 31, 1999 compared to $82.4 million in the comparable prior year period. Pro forma software license revenue in 1999 increased approximately 31% compared to 1998. Software license revenue benefited from the installation of several large contracts in 1999 for judicial information management and court systems and property appraisal and tax systems and increased sales volume from utilities applications. As a percentage of total revenues on a pro forma basis, software license revenue was approximately 23% in both 1999 and 1998.

         Professional service revenue on a pro forma basis increased approximately 37% in 1999 compared to 1998. Approximately two-thirds of this increase is primarily due to customization and modifications of software products required in several large contracts installed in 1999. The remaining one-third of the increase is due to increased volume in mass appraisal services. Professional service revenue was approximately 40% of total revenues for this segment in 1999 compared to approximately 38% in 1998, on a pro forma basis.

         Pro forma maintenance revenue increased $7.0 million due to an increase in the Company's base of installed software and systems products. Maintenance revenue was approximately 26% of total revenue for this segment in 1999 compared to approximately 25% in 1998, on a pro forma basis.

         Hardware revenues on a pro forma basis decreased approximately 8% in 1999 compared to 1998 as a result of the Company focusing its sales effort on higher margin products and services. This decrease was offset slightly by an increase in customer upgrades due to Year 2000 compliance requirements.

         The Company anticipates revenues may be down slightly in 2000 in comparison to 1999 as revenues generated from Year 2000 compliance decline.

Information and Property Records Services Segment

         On a pro forma basis, total revenues from the information and property records services segment increased $6.2 million or 19% to $38.4 million, for the twelve months ended December 31, 1999 compared to $32.2 million in the comparable prior year period. Sales of document management services contracts and recording and imaging products provided the majority of the increase. In July 1999, the Company was awarded a $4.5 million contract with the Cook County, Illinois, Recorder of Deeds in Chicago. Under the contract, Tyler will convert to digitized images documents recorded and stored on microfilm from 1985 to 1997. Those images will be accessed through Tyler's automated document management system. In the fourth quarter of 1999, revenues recognized relating to this contract were approximately $1.8 million and the remainder of the contract is expected to be completed by the third quarter of 2000. The revenue increase relating to this contract was offset by $3.6 million of revenue recorded in 1998 relating to a previous completed contract with Cook County to design and install an electronic document management and imaging system. Other sources of revenue increases were provided by optical imaging services, title company software and title plant update services.

COST OF REVENUES

         For the year ended December 31, 1999, the Company had cost of revenues from continuing operations of $54.4 million, $32.7 million of which were attributable to the software systems and services segment and $21.7 million of which were derived from the information and property records and services segment. On a pro forma basis, cost of revenues were $77.5 million in 1999 compared to $62.2 million in 1998.

Software Systems and Services Segment

         On a pro forma basis, total cost of revenues from the software systems and services segment increased $10.8 million, or 24%, for the twelve months ended December 31, 1999 compared to $45.0 million in the comparable prior year period. The software systems and services gross margin increased to 47% in 1999 compared to 45% for same period in the prior year, on a pro forma basis. The gross margin benefited from a product mix in 1999, which included less hardware and third party software than the prior year on a pro forma basis. Hardware and third party software have a lower margin than proprietary software license products and services. The gross margin increase was offset slightly by higher costs associated with third party services utilized in connection with the installation of two large mass appraisal contracts in 1999.

Information and Property Records Services Segment

         On a pro forma basis, total cost of revenues from the information and property records services segment increased $4.5 million, or 26%, for the twelve months ended December 31, 1999 compared to $17.2 million in the comparable prior year period. The gross margin from information and property records services was lower at 44%, compared to the prior year period amount of 47%, on a pro forma basis. This margin decline is mainly attributable to changes in product mix caused by an increase in document management services, which have a lower gross margin than other services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses were $37.9 million in 1999, compared to $14.5 million in 1998. The current year includes a full year of selling, general and administrative expenses associated with 1998 acquired companies and partial year expenses for 1999 acquired companies. On a pro forma basis, selling, general and administrative expenses as a percent of revenues was approximately 32% for both 1999 and 1998.

COSTS OF CERTAIN ACQUISITION OPPORTUNITIES

         In March 1999, the Company entered into a merger agreement pursuant to which the Company contemplated the acquisition of all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, the Company provided CPS with bridge financing in the form of notes secured by a second lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property.

         In January 2000, CPS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On March 24, 2000, the bankruptcy court conducted a public auction of the assets of CPS.

The Company submitted a cash only bid of $100,000 for the California Visual Basic/Oracle Tax and CAMA software assets of CPS.

         The Company closed on the transaction on March 30, 2000, and anticipates minimal to no recovery of amounts due under its secured notes. Accordingly, the aggregate bridge financings and related accrued interest receivable and other costs amounting to $1.9 million were expensed in the 1999 consolidated financial statements.

         On July 31, 1998, the Company entered into a letter of intent with a Fortune 500 company to acquire certain businesses of the company in a transaction to be accounted for as a purchase business combination. These businesses had estimated annual revenues in excess of $500 million and represented a business opportunity which was aligned with the Company's strategy in the information management business. Direct and incremental costs totaling $3.1 million associated with the combination, primarily consisting of fees paid to outside legal and accounting advisors for due diligence, were incurred by the Company and would have been considered as a cost of the acquisition upon the successful closing of the transaction. Subsequent to September 30, 1998, the potential seller elected not to sell any of the businesses. Accordingly, all costs associated with this opportunity were expensed in the 1998 consolidated financial statements.

AMORTIZATION OF INTANGIBLES

         The Company accounted for all 1999 and 1998 acquisitions using the purchase method of accounting for business combinations. The excess of the purchase price over the net identifiable assets of the acquired companies ("goodwill") is amortized using the straight-line method of amortization over their respective estimated useful lives.

         At December 31, 1999 and 1998, the Company had $160.7 million and $96.0 million, respectively, of goodwill and other intangible assets, net of accumulated amortization. Such intangibles amounted to 59% and 64% of total assets and 116% and 126% of shareholders' equity at December 31, 1999 and 1998, respectively. Goodwill prior to any amortization, at December 31, 1999 and 1998 was $108.0 million and $71.9 million, respectively.

         The Company considers a variety of factors in estimating the useful lives of goodwill and other intangible assets to be recorded as a result of its acquisitions. Determining the appropriate useful life of goodwill and other intangible assets is a matter of judgment. In making its determination, the Company considered a number of factors, including the following:

     o position of the acquired enterprise in the market and the extent of barriers to entry for competitors;

     o age, historical operating performance, and quality of earnings of the acquired enterprise, including the extent of operating history and the presence or lack of stable earnings history;

     o   experience of the acquired enterprise's management;

     o the future viability of products and services, including the impact of technological changes and advances and the level of continued investment necessary to maintain the acquired enterprise's technological position;

     o   competition; and

     o   industry practice.

         In addition, the Company periodically retains the services of an outside appraisal firm to assist in determining the value assigned to newly acquired identifiable intangible assets and the estimated useful lives. At December 31, 1999 and 1998, management of the Company believes such assets are recoverable and the estimated useful lives are reasonable.

NET INTEREST EXPENSE

         As a result of the debt incurred to finance acquisitions and their related transaction costs in 1998 and 1999, the Company recorded net interest expense of $4.6 million in 1999 compared to $1.8 million in 1998.

INCOME TAX PROVISION

         In 1999, the Company had pre-tax income from continuing operations of $2.3 million and an income tax provision of $2.4 million, resulting in an effective tax rate of 103%. The comparable 1998 effective income tax rate was 64%. The high effective income tax rate is due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings.

DISCONTINUED OPERATIONS

Forest City Divestiture

         In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts and supplies business, Forest City. Accordingly, this segment has been accounted for as a discontinued operation in compliance with Accounting Principles Board Opinion No. 30.

         On March 26, 1999, the Company sold all of the outstanding common stock of Forest City, to HalArt, L.L.C. for $24.5 million. Proceeds consisted of $12.0 million in cash, $3.8 million in a short-term secured promissory note, $3.2 million in senior secured subordinated notes and $5.5 million in preferred stock. The short-term secured promissory note was fully paid in July 1999. The senior secured subordinated notes carry interest rates ranging between 6% to 8%, become due in March 2002, and are secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable March 2006. Both the subordinated notes and the preferred stock will be subject to partial or whole redemption upon the occurrences of specified events.

         In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. As discussed in
Note 2 in the Notes to Consolidated Financial Statements, the

$3.2 million in senior secured subordinated notes were subsequently assigned without recourse to another party in connection with an acquisition. Because redemption of the preferred stock is highly dependent upon future successful operations of the buyer and due to the extended repayment terms, the Company is unable to estimate the degree of recoverability. Accordingly, the Company will record the value of the preferred stock as cash is received. The Company originally estimated the loss on the disposal of Forest City to be $8.9 million, which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. In 1999, the Company recorded additional losses of $907,000 (including taxes of $183,000) to reflect adjusted estimated transaction costs, funded operating losses which were higher than originally estimated, income tax benefit adjustment and a write down of a receivable in connection with a dispute.

         Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995. During 1999, the Company expensed approximately $1.9 million (net of taxes of $877,000) for trial costs and settlements in excess of the amounts accrued associated with these claims. See Note 17 in Notes to Consolidated Financial Statements.

IFS Divestiture

         Effective October 15, 1997, the Company sold all of the capital stock of its subsidiary, IFS, which provided products for fund-raising programs, to I.F.S. Acquisition Corporation for $8.4 million. This sale resulted in a loss on disposal of $2.5 million. The estimated loss on disposal included estimates regarding the value of certain assets that were subject to change. In 1998, the Company made final adjustments to these assets, which resulted in a reduction of the previously estimated loss on disposal by $801,000. Management does not expect any further adjustments to the loss on disposal. Proceeds consisted of $5.8 million in cash received at closing and $2.6 million received in January 1998.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         Pursuant to an agreement with two major shareholders of H.T.E., Inc. ("HTE"), the Company acquired approximately 32% of HTE's common stock in two separate transactions in 1999. On August 17, 1999, the Company exchanged 2.3 million shares of its common stock for 4.7 million shares of HTE common stock. This initial investment was recorded at $14.0 million. The second transaction occurred on December 21, 1999, in which the Company exchanged 484,476 shares of its common stock for 968,952 shares of HTE common stock and this investment was recorded at $1.8 million.

         Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. The Florida "control share" statute has not been interpreted by the courts. HTE has taken the position that, under the Florida statute, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE.

         Because the Company currently does not have the ability to exercise significant influence, the Company accounts for its investment in HTE pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

         At December 31, 1999, the cost, fair value and gross unrealized holding gains of the investments available-for-sale amounted to $15.8 million, $33.7 million, and $17.9 million, respectively, based on a quoted market price of $6.00 per share. Because of the Company's existing capital loss carryforwards, any tax expense related to the unrealized gain is offset by a reduction in the Company's valuation allowance. At March 31, 2000, the fair value was $18.1 million based on a quoted market price of $3.22 per share.

NET INCOME AND OTHER MEASURES

         Net loss was $2.8 million in 1999 compared to $8.4 million in 1998. Diluted loss per share was $0.07 and $0.24 for 1999 and 1998, respectively. Net loss from continuing operations was $64,000, or $0.00 per diluted share, in 1999 compared to net earnings of $1.2 million, or $0.03 per diluted share in 1998. Excluding the effect of the costs of certain acquisition opportunities in 1999 and 1998, income from continuing operations would have been $1.1 million and $3.2 million, respectively, and diluted earnings per share would have been $0.03 and $0.09 per dilutive share, respectively.

         Earnings before interest, taxes, depreciation, amortization and costs of certain acquisition opportunities ("EBITDA") for the year ended December 31, 1999, was $20.0 million compared to $13.7 million in 1998. EBITDA consists of income from continuing operations before interest, costs of certain acquisition opportunities, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, because all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

         Because of the recent acquisitions in 1999 and 1998, the Company records a significant level of charges for its amortization of intangibles, a majority of which are not deductible for income tax purposes. The effect of these amortization charges and the related tax effect was to decrease income from continuing operations during the years ended December 31, 1999 and 1998 by $5.8 million and $2.7 million and related diluted earnings per share by $0.15 and $0.08, respectively.

1998 COMPARED TO 1997

REVENUES

         For the year ended December 31, 1998, Tyler had revenues from continuing operations of $50.5 million, $22.1 million of which were attributable to the software systems and services segment and $28.4 million of which were derived from the information and property records and services segment. On a pro forma basis for acquired companies as of December 31, 1998 only, total revenues were $62.7 million compared to $48.1 million in 1997.

Software Systems and Services Segment

         On a pro forma basis, total revenues from the software systems and services segment increased $8.5 million, or 43% to $28.4 million, for the twelve months ended December 31, 1998 compared to $19.9 million in the comparable prior year period. Results benefited from an overall movement by county and local governments to upgrade their current computer systems. The movement has been driven in part by customers' need to solve their Year 2000 issues. Maintenance revenue for this segment in 1998 was approximately 25% of total revenue for this segment. In 1998, the Company was awarded significant contracts with the counties of El Paso and Gregg, both located in Texas, and Multnomah County (Portland) in Oregon for combined expected revenues of approximately $8.0 million. Installation of these contracts began in the fall of 1998 and was expected to be significantly complete by the end of 1999. Revenues in 1998 include approximately $2.5 million associated with these three contracts. Additional revenue growth was derived from product upgrades and expansion into new markets in Georgia, Washington, Minnesota, Wisconsin and Illinois.

Information and Property Records Services Segment

         On a pro forma basis, total revenues from the information and property records services segment increased $6.2 million or 22% to $34.4 million, for the twelve months ended December 31, 1998 compared to $28.2 million in the comparable prior year period. A large portion of this increase is the result of revenue earned from a contract for the Cook County Recorder of Deeds in Chicago, Illinois to design and install an electronic document management and imaging system. Implementation of the system began in the second quarter and was completed in the fourth quarter of 1998. Although the installation of the Cook County contract was completed in 1998, maintenance and support activities will continue through 2003. Other sources of revenue increases were optical imaging services, title plant update services, title company software, customized programming associated with document management software and royalty income. Royalty income is derived from the sale of property tax information for real estate transactions. These increases were somewhat offset by lower re-creation revenue compared to last year. Re-creation services provide image-enhanced, archival-quality reprints of old and deteriorating records, including photostatic prints, with microfilm backup copies for improved security in case of fire, theft, water damage, or other catastrophe. Re-creation revenue is generally dependent on available county funds, which may result in uneven revenue streams from year to year.

COST OF REVENUES

         For the year ended December 31, 1998, Tyler had cost of revenues from continuing operations of $24.7 million, $10.2 million of which were attributable to the software systems and services segment and $14.5 million of which were derived from the information and property records services segment. On a pro forma basis, for acquired companies as of December 31, 1998 only, cost of revenues were $32.1 million compared to $24.6 million in 1997.

Software Systems and Services Segment

         On a pro forma basis, total cost of revenues from the software systems and services segment increased $3.9 million, or 38%, for the twelve months ended December 31, 1998 compared to $10.1 million in the comparable prior year period. The gross margin for software systems and services in 1998 of 51% was up slightly from 49% for same period in the prior year, on a pro forma basis, primarily due to increased sales volume related to several large contracts in the fourth quarter of 1998. The gross margin increase was offset somewhat by a strong competitive market for computer professionals which resulted in increased salaries and other costs associated with attracting and retaining quality employees.

Information and Property Records Services Segment

         On a pro forma basis, total cost of revenues from the information and property records services segment increased $3.6 million, or 25%, for the twelve months ended December 31, 1998 compared to $14.5 million in the comparable prior year period. The gross margin from information and property records services was slightly lower at 47%, compared to the prior year period amount of 49%, on a pro forma basis. This decline in margin is mainly attributable to changes in product mix, primarily re-creation revenue, which was unusually high in 1997 and has a higher gross margin than other services.

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

AMORTIZATION OF INTANGIBLES

         The Company accounted for all 1998 acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the net identifiable assets of the acquired companies is amortized using the straight-line method of amortization over their respective useful lives.

NET INTEREST EXPENSE

         As a result of the debt incurred to finance acquisitions and their related transaction costs in 1998, the Company recorded net interest expense of $1.8 million compared to net interest income of $822,000 in 1997.

INCOME TAX PROVISION

         The effective tax rate increased to 64% from a 43% benefit rate in the prior year mainly due to the non-deductibility of goodwill amortization relating to the 1998 acquisitions.

NET INCOME AND OTHER MEASURES

         Net loss was $8.4 million in 1998 compared to $3.3 million in 1997. Diluted loss per share was $0.24 and $0.16 for 1998 and 1997, respectively. Net earnings from continuing operations was $1.2 million, or $0.03 per diluted share, in 1998 compared to a net loss of $1.2 million, or $0.06 per diluted share in 1997. Excluding the effect of the costs of certain acquisition opportunities, income from continuing operations and diluted earnings per share in 1998 would have been $3.2 million and $0.09, respectively.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

         In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" was issued by the Financial Accounting Standards Board ("FASB"). The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal years beginning after June 15, 2000. FASB statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.

LIQUIDITY

         In October 1999, the Company entered into a three-year $80 million revolving credit agreement ("Senior Credit Facility") with a group of banks. Borrowings under the Senior Credit Facility, as amended, bear interest at either the lead bank's prime rate plus a margin of .25% to 1.50% or the London Interbank Offered Rate plus a margin of 2.25% to 3.50%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Senior Credit Facility replaced the Company's previous $50 million revolving credit facility. At December 31, 1999, the Company had outstanding borrowings and letters of credit of $61.0 million and available borrowing capacity of $19.0 million under the Senior Credit Facility. The effective average interest rate for the borrowings was approximately 7.7% and 7.5% in 1999 and 1998, respectively. The Senior Credit Facility is secured by substantially all of the Company's real and personal property and a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. Under the terms of the Senior Credit Facility the Company has the ability to increase the facility to $100 million subject to the participation of additional new lenders.

         In addition, at December 31, 1999, the Company had several promissory notes payable, capital lease obligations and other installment notes totaling $6.5 million (excluding current portion of $3.7 million). Fixed interest rates on the promissory and installment notes ranged from 6% to 10%. The Company made principal payments of $3.2 million on these notes and $668,000 on capital lease obligations in 1999.

         In 1999, the Company made capital expenditures of $15.2 million for continuing operations, of which approximately $2.5 million were financed through capital lease obligations and a note payable. These expenditures included $6.7 million relating to the construction of the national data repository and development of software. The remaining expenditures were primarily for computer equipment and building expansions.

         The Company entered into a tax-benefit transfer lease in 1983 pursuant to which it is obligated to make income tax payments totaling $2.2 million over the next two years beginning in 2000. This obligation is included in deferred taxes at December 31, 1999.

         In 1999, the Company paid in the aggregate, $25.6 million in cash and issued 6.0 million shares of Tyler common stock for acquisitions accounted for as purchases. Cash paid for acquisitions does not include transaction costs related to the execution of the acquisitions, such as legal, accounting and consulting fees, or acquired cash balances.

         Excluding acquisitions, Tyler anticipates that 2000 capital spending will be approximately $10.0 million, which is expected to be funded from internal operations and/or bank financing. Included in these expenditures is approximately $4.0 million relating to construction of the Database. Such costs include certain payroll related programming costs as well as the costs to purchase data from external sources to initially populate the Database. Upon completion, the Database will include, among other items, a wide range of public information such as real property tax and assessment data, chain of title property records and images. The Company does not anticipate Database revenues to be significant in 2000. Additionally, further expenditures will be necessary subsequent to 2000 to update and expand the Database.

         The Company is from time to time engaged in discussions with respect to selected acquisitions and expects to continue to assess these and other acquisition opportunities as they arise. The Company may also require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company. Absent any acquisitions, the Company anticipates that cash flows from operations, working capital and unused borrowing capacity under its Senior Credit Facility will provide sufficient funds to meet its needs for at least the next year.

         The Company was a defendant in a lawsuit in which a favorable ruling was rendered in the first quarter of 2000. From late 1999 through the first quarter of 2000, the Company incurred legal fees in connection with the defense of this matter estimated to range from $800,000 to $1.0 million, a majority of which will be paid in the second quarter of 2000.

         On January 3, 2000, the Company acquired the stock of Capital Commerce Reporter, Inc. ("CCR") for approximately $3.0 million in cash, $1.2 million in assumed debt and a $2.8 million five-year 10% subordinated note in a business combination accounted for as a purchase. CCR is based in Austin, Texas and provides public records research, document retrieval, filing and information services. CCR has an active client base of approximately 1,800 financial institutions, legal firms and title companies.

CAPITALIZATION

         The Company's capitalization at December 31, 1999, consisted of $71.2 million in long-term obligations (including current portion) and $138.9 million in shareholders' equity. The total debt-to-capital ratio was 34% at December 31, 1999.

YEAR 2000

         In the prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any significant Year 2000 issues that have affected its business. The number of Year 2000-related inquiries from customers into the Company's customer-care centers has been minimal. While the Company does not anticipate any future problems, it is possible that the Company's systems could be affected in the future by the Year 2000 issue. The Company's systems interface with many third parties, which, if they have not adequately addressed their Year 2000 issues, might result in system failures that could cause a significant disruption to the Company's operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates due to the variable borrowing rates on its Senior Credit Facility. The Company's Senior Credit Facility represents approximately 90% of its total long-term obligations at December 31, 1999. If interest rates average 25 basis points more in 2000 than they did during 1999, the Company's interest expense would be increased by approximately $153,000. These amounts are determined by considering the impact of the hypothetical interest rate on the Company's Senior Credit Facility balance at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company, together with the report of independent auditors and financial statement schedule, are included herein and listed under the heading "(a)(1) The consolidated financial statements of the Company of Part IV, Item 14." Financial statement schedules other than the schedule included have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information required by Items 10 through 13 of Part III is incorporated herein by reference from the indicated sections of Tyler's definitive proxy statement for its annual meeting of stockholders to be held on June 28, 2000 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report or the Stock Performance Graphs, included in the Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION.                                                     "Executive Compensation"

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                       "Security Ownership of Directors
         AND MANAGEMENT.                                                              and Executive Officers"

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                              "Certain Transactions"

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.


(a)        (1)      The consolidated financial statements of the Company
                    are filed as part of this report.
                                                                                                            PAGE
                    Report of Independent Auditors.........................................................  F-1

                    Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997..........................................................................  F-2

                    Consolidated Balance Sheets as of December 31, 1999 and 1998...........................  F-3

                    Consolidated Statements of Shareholders' Equity for the years ended December 31,
                         1999, 1998 and 1997...............................................................  F-4

                    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..........................................................................  F-5

                    Notes to Consolidated Financial Statements.............................................  F-6

           (2) The following financial statement schedule is filed as part of this report.

                    Schedule II--Valuation and Qualifying Accounts for the years ended December 31,
                         1999, 1998 and 1997..............................................................  F-40

           (3)    Exhibits

           Certain of the exhibits to this report are hereby incorporated by reference, as specified:

EXHIBIT
NUMBER                                  DESCRIPTION

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

    4.3 Credit agreement among Tyler Technologies, Inc., Bank of America, N.A., Chase Bank of Texas, N.A., BankOne, Texas, N.A. and Bank of America Securities LLC, dated October 1, 1999 (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1999, and incorporated herein).

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

    10.18 Employment agreement between the Company and Theodore L. Bathurst, dated October 7, 1998, (filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 30, 1998, and incorporated herein).

    10.19 Purchase agreement dated March 26, 1999 between Tyler Corporation and HalArt, L.L.C. (filed as Exhibit 10.1 to the Company's Form 8K, dated April 8, 1999, and incorporated herein).

    10.20 Agreement and Plan of Merger dated April 20, 1999, between Tyler Corporation ("Parent") and Computer Center Software Inc., a Delaware corporation and wholly-owned subsidiary of Parent, Process, Incorporated d/b/a Computer Center Software (filed as exhibit 10.1 to the Company's Form 8K, dated May 4, 1999 and incorporated herein).

 *21       Subsidiaries of Tyler

 *23       Consent of Ernst & Young LLP

 *27       Financial Data Schedule

           Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*          Filed herewith.

(b)        Reports on Form 8-K

                   Form 8-K             Item
                 Reported Date        Reported       Exhibits Filed
               ------------------    ------------    ------------------------------------------------------
                   11/18/99               2          Asset Purchase Agreement dated November 3, 1999
                                                     among Tyler Technologies, Inc., Cole-Layer-Trumble
                                                     Company and Day & Zimmerman, L.L.C.

                    1/18/00             7(b)         Pro forma condensed consolidated financial
                                                     statements for the year ended December 31, 1998 and
                                                     the nine months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TYLER TECHNOLOGIES, INC.

    Date: April 5, 2000           By: /s/ John M. Yeaman
                                      ------------------------------------------
                                          John M. Yeaman
                                          President
                                          Director
                                          (principal executive officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date: April 5, 2000           By: /s/ Louis A. Waters
                                      ------------------------------------------
                                          Louis A. Waters
                                          Chairman of the Board




    Date: April 5, 2000           By: /s/ John M. Yeaman
                                      ------------------------------------------
                                          John M. Yeaman
                                          President
                                          Director
                                          (principal executive officer)



    Date: April 5, 2000           By: /s/ Theodore L. Bathurst
                                      ------------------------------------------
                                          Theodore L. Bathurst
                                          Vice President and Chief
                                          Financial Officer
                                          (principal financial officer)



    Date: April 5, 2000           By: /s/ Brian K. Miller
                                      ------------------------------------------
                                          Brian K. Miller
                                          Vice President - Finance and Treasurer



    Date: April 5, 2000           By: /s/ Terri L. Alford
                                      ------------------------------------------
                                          Terri L. Alford
                                          Controller
                                          (principal accounting officer)

    Date: April 5, 2000           By: /s/ Ernest H. Lorch
                                      ------------------------------------------
                                          Ernest H. Lorch
                                          Director



    Date: April 5, 2000           By: /s/ F. R. Meyer
                                      ------------------------------------------
                                          F. R. Meyer
                                          Director



    Date: April 5, 2000           By: /s/ William D. Oates
                                      ------------------------------------------
                                          William D. Oates
                                          Director



    Date: April 5, 2000           By: /s/ C.A. Rundell, Jr.
                                      ------------------------------------------
                                          C.A. Rundell, Jr.
                                          Director

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Tyler Technologies, Inc.

         We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP



Dallas, Texas
March 30, 2000

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
In thousands, except per share amounts

                                                          1999         1998         1997
                                                       ---------    ---------    ---------
Revenues:
  Software licenses                                    $  23,576    $  10,761    $      --
  Professional services                                   46,629       24,311           --
  Maintenance                                             25,579        6,139           --
  Hardware and other                                      12,617        9,338           --
                                                       ---------    ---------    ---------
          Total revenues                                 108,401       50,549           --

Cost of revenues:
  Software licenses                                        3,227        1,041           --
  Professional services and maintenance                   42,505       17,710           --
  Hardware and other                                       8,681        5,998           --
                                                       ---------    ---------    ---------
          Total cost of revenues                          54,413       24,749           --
                                                       ---------    ---------    ---------

     Gross margin                                         53,988       25,800           --

Selling, general and administrative expense               37,909       14,461        2,959
Costs of  certain acquisition opportunities                1,851        3,146           --
Amortization of intangibles                                7,315        3,173           --
                                                       ---------    ---------    ---------

     Operating income (loss)                               6,913        5,020       (2,959)

Interest expense                                          (4,893)      (2,009)         (85)
Interest income                                              320          178          907
                                                       ---------    ---------    ---------

Income (loss) from continuing operations before
   income taxes                                            2,340        3,189       (2,137)
Income tax provision (benefit)                             2,404        2,033         (918)
                                                       ---------    ---------    ---------
Income (loss) from continuing operations                     (64)       1,156       (1,219)

Discontinued operations:
   Income (loss) from operations, after income tax            --       (1,378)         339
   Loss on disposal, after income taxes                   (2,760)      (8,138)      (2,468)
                                                       ---------    ---------    ---------
   Loss from discontinued operations                      (2,760)      (9,516)      (2,129)
                                                       ---------    ---------    ---------
Net loss                                               $  (2,824)   $  (8,360)   $  (3,348)
                                                       =========    =========    =========

Basic earnings (loss) per common share:
   Continuing operations                               $   (0.00)   $    0.04    $   (0.06)
   Discontinued operations                                 (0.07)       (0.30)       (0.10)
                                                       ---------    ---------    ---------
      Net loss per common share                        $   (0.07)   $   (0.26)   $   (0.16)
                                                       =========    =========    =========

Diluted earnings (loss) per common share:
   Continuing operations                               $   (0.00)   $    0.03    $   (0.06)
   Discontinued operations                                 (0.07)       (0.27)       (0.10)
                                                       ---------    ---------    ---------
      Net loss per common share                        $   (0.07)   $   (0.24)   $   (0.16)
                                                       =========    =========    =========

Weighted average common shares outstanding:
   Basic                                                  39,105       32,612       20,498
   Diluted                                                39,105       34,400       20,498

See accompanying notes

CONSOLIDATED BALANCE SHEETS
December 31
In thousands, except par value and number of shares

                                                                           1999         1998
                                                                        ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                                          $   2,424    $   1,558
     Accounts receivable (less allowance for losses of $1,257 in 1999
       and $531 in 1998)                                                   39,464       14,429
     Income tax receivable                                                  3,392        1,308
     Prepaid expenses and other current assets                              3,301        1,445
     Deferred income taxes                                                  2,438        1,061
     Net current assets of discontinued operations                             --       12,752
                                                                        ---------    ---------
        Total current assets                                               51,019       32,553

Net assets of discontinued operations                                          --        2,848

Property and equipment, net                                                21,789       14,147

Other assets:
     Investment securities available - for - sale                          33,713           --
     Goodwill and other intangibles, net                                  160,665       95,996
     Sundry                                                                 1,991          938
     Other receivables                                                      3,358        3,612
                                                                        ---------    ---------
                                                                        $ 272,535    $ 150,094
                                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $   5,163    $   1,190
     Accrued wages and commissions                                          7,262        1,903
     Other accrued liabilities                                              6,524        3,249
     Current portion of long-term obligations                               3,747        1,876
     Deferred revenue                                                      24,303       10,148
                                                                        ---------    ---------
        Total current liabilities                                          46,999       18,366

Long-term obligations, less current portion                                67,446       37,189
Deferred income taxes                                                      13,869       10,920
Other liabilities                                                           5,317        7,273

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000 shares authorized,
       none issued                                                             --           --
     Common stock, $.01 par value, 100,000,000 shares authorized;
       44,709,169 and 35,913,313 shares issued in 1999 and
       1998, respectively                                                     447          359
     Additional paid-in capital                                           151,298      103,985
     Accumulated deficit                                                  (24,615)     (21,791)
     Accumulated other comprehensive income                                17,931           --
     Treasury stock, at cost, 1,418,482 shares in 1999 and 1,423,482
       shares in 1998                                                      (6,157)      (6,207)
                                                                        ---------    ---------
          Total shareholders' equity                                      138,904       76,346
                                                                        ---------    ---------
                                                                        $ 272,535    $ 150,094
                                                                        =========    =========

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 1999, 1998 and 1997
In thousands

                                                                                          Accumulated
                                                       Common Stock        Additional       Other
                                                    --------------------    Paid-in      Comprehensive   Accumulated
                                                    Shares      Amount      Capital         Income         Deficit
                                                   ---------   ---------   ----------    -------------   -----------

Balance at December 31, 1996                          21,309   $     213   $   48,520    $          --   $   (10,083)
  Net loss/Total comprehensive loss                       --          --           --               --        (3,348)
  Issuance of treasury shares upon
    exercise of stock options                             --          --         (309)              --            --
  Issuance of treasury shares for
    employee stock grants                                 --          --         (442)              --            --
  Sale of common stock and warrant                     2,000          20        3,480               --            --
  Redemption of rights                                    --          --         (220)              --            --
  Purchase of treasury shares                             --          --           --               --            --
  Federal income tax benefit related
    to exercise of stock options                          --          --          187               --            --
                                                   ---------   ---------   ----------    -------------   -----------
Balance at December 31, 1997                          23,309         233       51,216               --       (13,431)
  Net loss/Total comprehensive loss                       --          --           --               --        (8,360)
  Issuance of treasury shares upon
    exercise of stock options                             --          --         (259)              --            --
  Shares issued for acquisitions                      12,604         126       52,880               --            --
  Federal income tax benefit related
    to exercise of stock options                          --          --          148               --            --
                                                   ---------   ---------   ----------    -------------   -----------
Balance at December 31, 1998                          35,913         359      103,985               --       (21,791)
  Comprehensive Income:
    Net loss                                              --          --           --               --        (2,824)
    Unrealized gain on securities classified
      as available-for-sale, net of tax                   --          --           --           17,931            --

  Total comprehensive income
  Issuance of treasury shares upon
    exercise of stock options                             --          --          (31)              --            --
  Investment securities available-for-sale             2,810          28       15,754               --            --
  Shares issued for acquisitions                       5,986          60       31,728               --            --
  Revision of federal income tax benefit related
    to exercise of stock options                          --          --         (138)              --            --
                                                   ---------   ---------   ----------    -------------   -----------
Balance at December 31, 1999                          44,709   $     447   $  151,298    $      17,931   $   (24,615)
                                                   =========   =========   ==========    =============   ===========

See accompanying notes.




                                                       Treasury Stock           Total
                                                   ----------------------    Shareholders'
                                                    Shares       Amount         Equity
                                                   ---------    ---------    -------------

Balance at December 31, 1996                          (1,429)   $  (6,609)   $      32,041
  Net loss/Total comprehensive loss                       --           --           (3,348)
  Issuance of treasury shares upon
    exercise of stock options                            198          682              373
  Issuance of treasury shares for
    employee stock grants                                150          942              500
  Sale of common stock and warrant                        --           --            3,500
  Redemption of rights                                    --           --             (220)
  Purchase of treasury shares                           (472)      (1,630)          (1,630)
  Federal income tax benefit related
    to exercise of stock options                          --           --              187
                                                   ---------    ---------    -------------
Balance at December 31, 1997                          (1,553)      (6,615)          31,403
  Net loss/Total comprehensive loss                       --           --           (8,360)
  Issuance of treasury shares upon
    exercise of stock options                            136          468              209
  Shares issued for acquisitions                          (6)         (60)          52,946
  Federal income tax benefit related
    to exercise of stock options                          --           --              148
                                                   ---------    ---------    -------------
Balance at December 31, 1998                          (1,423)      (6,207)          76,346
  Comprehensive Income:
    Net loss                                              --           --           (2,824)
    Unrealized gain on securities classified
      as available-for-sale, net of tax                   --           --           17,931
                                                                             -------------
  Total comprehensive income                                                        15,107
                                                                             -------------
  Issuance of treasury shares upon
    exercise of stock options                              5           50               19
  Investment securities available-for-sale                --           --           15,782
  Shares issued for acquisitions                          --           --           31,788
  Revision of federal income tax benefit related
    to exercise of stock options                          --           --             (138)
                                                   ---------    ---------    -------------
Balance at December 31, 1999                          (1,418)   $  (6,157)   $     138,904
                                                   =========    =========    =============

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
In thousands

                                                                         1999        1998        1997
                                                                       --------    --------    --------
Cash flows from operating activities:
    Net loss                                                           $ (2,824)   $ (8,360)   $ (3,348)
    Adjustments to reconcile net loss from operations
      to net cash provided (used) by operations:
        Depreciation and amortization                                    11,261       5,503         116
        Impairment of notes receivable                                    1,851          --          --
        Provision for doubtful accounts                                     702         179          --
        Deferred income tax (benefit)                                       546         242      (2,477)
        Discontinued operations - noncash charges and
          changes in operating assets and liabilities                    (1,543)      9,266       2,794
        Changes in operating assets and liabilities, exclusive of
          effects of acquired companies and discontinued operations:
           Accounts receivable                                          (13,674)     (7,683)        (15)
           Income tax receivable                                         (2,214)        231         510
           Prepaid expenses and other current assets                        257        (189)       (150)
           Other receivables                                                594         882          --
           Accounts payable                                               1,097        (533)       (135)
           Accrued liabilities                                            2,817        (463)     (3,071)
           Deferred revenue                                               1,784       4,316          --
           Other liabilities                                                 --      (1,303)        (53)
                                                                       --------    --------    --------
                Net cash provided (used) by operating activities            654       2,088      (5,829)
                                                                       --------    --------    --------

Cash flows from investing activities:
    Additions to property and equipment                                  (6,011)     (2,391)       (139)
    Investment in database and other software development costs          (6,680)       (267)         --
    Cost of acquisitions, net of cash acquired                          (25,949)    (34,741)         --
    Capital expenditures of discontinued operations                        (534)     (2,070)     (1,290)
    Proceeds from disposal of discontinued operations,
        net of transaction costs                                         15,114       2,628       5,847
    Issuance of notes receivable                                         (1,335)         --      (5,700)
    Proceeds from disposal of property and equipment                        144          21          --
    Other                                                                   508          33        (738)
                                                                       --------    --------    --------
                Net cash used by investing activities                   (24,743)    (36,787)     (2,020)
                                                                       --------    --------    --------

Cash flows from financing activities:
    Net borrowings on revolving credit facility                          30,190      30,810          --
    Payments on notes payable                                            (3,248)     (2,042)         --
    Issuance of common stock                                                 --          --       3,500
    Net sale of treasury shares to employee benefit plans                    19         209         645
    Purchase of treasury shares                                              --          --      (1,630)
    Payments of principal on capital lease obligations                     (668)       (551)         --
    Redemption of rights                                                     --        (220)         --
    Debt issuance costs                                                  (1,338)       (313)         --
                                                                       --------    --------    --------
                Net cash provided by financing activities                24,955      27,893       2,515
                                                                       --------    --------    --------

Net increase (decrease) in cash and cash equivalents                        866      (6,806)     (5,334)
Cash and cash equivalents at beginning of year                            1,558       8,364      13,698
                                                                       --------    --------    --------

Cash and cash equivalents at end of year                               $  2,424    $  1,558    $  8,364
                                                                       ========    ========    ========

See accompanying notes.

                   Notes to Consolidated Financial Statements
                  (Tables in thousands, except per share data)

                           December 31, 1999 and 1998


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Tyler Technologies, Inc. (the "Company") provides information management services and products through two business segments: the software systems and services segment and the information and property records services segment.

         The software systems and services segment provides county, local and municipal governments with software, systems and services to serve their information technology and automation needs, as well as real estate appraisal services. This segment integrates its software products with computer equipment from hardware vendors, third-party database management applications and office automation software. In addition, this segment also assists local and county governments with all aspects of software and hardware selection, network design and management, installation and training and on-going support and related services. This segment also provides mass appraisal services to taxing jurisdictions, including physical inspection of all properties in the assessing jurisdiction, data collection and processing, computer analysis for property valuation and preparation of tax rolls.

         The information services and property records segment, provides a wide range of information management outsourcing services, primarily to county governments as well as to some commercial users. These services currently include records management and micrographic reproduction, data warehousing, computerized indexing, and imaging of real property records maintained by county clerks and recorders, as well as information management outsourcing and professional services required by other county government units and agencies. This segment also provides title plant copies and title plant update services as well as property records database information.

         The Company discontinued operations of Institutional Financing Services, Inc. ("IFS") and Forest City Auto Parts Company ("Forest City"). See
Note 3 for discussion of discontinued businesses.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Prior years' financial statements have been restated to reflect discontinued businesses.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments purchased with original maturities of three months or less, which includes overnight repurchase agreements, to be cash equivalents.

REVENUE RECOGNITION

         The Company's software systems and services segment derives revenue from software licenses, postcontract customer support ("PCS"), and services. PCS includes telephone support, bug fixes, and rights to upgrade on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence.

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which supersedes SOP 91-1. The Company was required to adopt SOP 97-2 for software transactions entered into beginning January 1, 1998.

         The Company recognizes revenue in accordance with SOP 97-2 as amended, as follows:

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

         A majority of the Company's software arrangements involve "off-the-shelf" software and the other elements are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, training has commenced, customer acceptance is reasonably assured, the fee is billable and probable of collection and the remaining services other than training are considered nominal.

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

         Contract Accounting - For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate mass appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements are recognized on a percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed.

         Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software and hardware installation, support and maintenance contracts.

         Through its information and property records services segment, the Company provides computerized indexing and imaging of real property records, records management and micrographic reproduction, as well as information management outsourcing and professional services required by county and local government units and agencies. The Company also provides title plant update services to title companies and sales of copies of title plants. The Company recognizes service revenue when services are performed and equipment sales when the products are shipped.

         Title Plants - Sales of copies of title plants are usually made under long-term installment contracts. The contract with the customer is generally bundled with a long-term title plant update service arrangement. The bundled fees are payable on a monthly basis over the respective contract period and revenue is recognized on an as-billable basis over the terms of the arrangement.

         The Company also receives royalty revenue relating to the current activities of two operating companies. Royalty revenue is recognized as earned upon receipt of royalty payments.

USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

         Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes primarily utilizing the straight-line method over the estimated useful lives of the related assets, or for leasehold improvements and capital leases, the shorter of the base lease term or estimated useful life. For income tax purposes accelerated depreciation methods are primarily used with the establishment of deferred income tax liabilities for the resulting temporary differences.

         Maintenance and repairs are charged to expense as incurred. Costs of renewals and betterments are capitalized. The cost and accumulated depreciation and amortization applicable to assets sold or otherwise disposed of are removed from the asset accounts, and any net gain or loss is included in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for its long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets, including goodwill, to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

         Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

RESEARCH AND DEVELOPMENT COSTS

         The Company expenses all research and development costs as incurred. In 1999, the Company expensed $1,765,000 of research and development costs. Research and development costs in 1998 and 1997 were insignificant.

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

STOCK COMPENSATION

         The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards as of the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 12 for additional information.

COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income", requires reporting and displaying comprehensive income and its components, the accumulated balance of other comprehensive income displayed separately from retained earnings and capital surplus in the equity section of the statement of financial position.

         As of and for the year ended December 31, 1999, the Company had other comprehensive income and accumulated comprehensive income of $17,931,000 (no tax effect due to the change in the valuation allowance related to the existing capital loss carryforwards) associated with unrealized gains on securities classified as available-for-sale. Total comprehensive income (loss) for 1998 and 1997 was the same as the Company's reported net income (loss) for those periods and there was no accumulated balance of comprehensive income as of December 31, 1998 or 1997.

GOODWILL AND OTHER INTANGIBLE ASSETS

         The cost of acquired companies is allocated first to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined principally by underlying contract terms or independent appraisals. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated useful life. The useful life is determined based on the individual characteristics of the acquired entity and ranges from five to forty years.

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

         Title plants consist of title records relating to a particular region and are generally stated at cost. Expenses associated with current maintenance, such as salaries and supplies, are charged to expense in the year incurred. The costs of acquired title plants and costs of building new title plants, prior to the time that a plant is put into operation, are capitalized. In accordance with SFAS No. 61, "Accounting for Title Plant," properly maintained title plants are not amortized because there is no indication of diminution in their value.

         Costs incurred after a title plant is operational to convert the information from one storage and retrieval system to another have not been capitalized as title plant. Those costs have been capitalized separately and are being amortized over an estimated useful life of twenty years.

COSTS OF COMPUTER SOFTWARE

         SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. In 1999, the Company capitalized approximately $2,312,000 of software development costs, which primarily include personnel costs. No such costs were capitalized in 1998. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. Amortization of software development costs in 1999 was approximately $122,000.

         In accordance with the AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", certain external direct costs of materials and services, internal payroll and payroll related costs and other qualifying costs incurred in connection with developing or obtaining internal use software are capitalized. The Company capitalizes qualifying costs to internally construct a national data repository ("Database"). Such capitalized costs include certain payroll-related and contracted programming costs as well as the costs to purchase data from external sources to initially populate the Database. Costs to subsequently update the Database are expensed as incurred. Upon its completion, the Database will include among other items, a wide range of public information for delivery via the Internet, such as real property tax and assessment data, and a chain of title property records and images. During 1999 and 1998, $4,368,000 and $266,000, respectively, of such costs were capitalized as Database software and related costs. As of December 31, 1999, there has been no amortization of these costs since the Database is not yet ready for its intended use. Additionally at December 31, 1999, $3,426,000 of related equipment has been capitalized in connection with construction of the Database. To date, there have been no significant customer contracts signed since the Database is not yet ready for its intended use. Although management currently believes these costs are fully recoverable based on its projections of future sales, it is reasonably possible that those estimates of anticipated future gross revenues could be reduced in the near term due to the uncertainty inherent in such an investment, and the carrying amount may be correspondingly reduced in the near term.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash and cash equivalents, trade accounts receivables, other current assets, other assets, notes payable to banks, trade accounts payables, and accrued expenses (nonderivatives): The carrying amounts approximate fair value because of the short maturity of these instruments. The Company's available-for-sale investments are carried at fair value.

         Long-term obligations: The fair value of the Company's long-term obligations is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's banks. Based upon the borrowing rates available to the Company for bank loans with similar terms and average maturities, the estimated fair value of the notes payable approximates carrying value at December 31, 1999 and 1998.

         The Company has no involvement with derivative financial instruments, including those for speculative or trading purposes.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

         Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 1999, the Company does not consider itself to have any significant concentrations of credit risk.

         The Company's real estate mass appraisal service contracts can range up to three years in duration. In connection with these percentage of completion contracts and for certain software service contracts, the Company may perform the work prior to when the services are billable pursuant to the contract. The Company has recorded unbilled receivables (costs and estimated profit in excess of billings) which amounted to approximately $6,931,000 at December 31, 1999 in connection with such contracts. Retentions included in trade accounts receivable and current assets that are expected to be collected in excess of one year amounted to approximately $669,000 at December 31, 1999.

COMMITMENTS AND CONTINGENCIES

         The Company accounts for certain environmental matters in accordance with SOP 96-1, "Environment Remediation Liabilities". The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable.

Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Such costs include the incremental direct costs of the remediation effort, including fees estimated to be paid to outside law firms and certain internal employee compensation and benefits directly related to the remediation effort. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and have been included in noncurrent other receivables at December 31, 1999 and 1998.

         Legal costs to defend nonenvironmental litigation matters are expensed as incurred.

RECLASSIFICATIONS

         Certain amounts for previous years have been reclassified to conform to the 1999 presentation.

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

         On June 5, 1998, the Company acquired a line of document management software and related customer installations and service contracts from the Business Imaging Systems division of Eastman Kodak Company. Kofile, Inc. ("Kofile"), a newly formed subsidiary in the Company's Resources unit consists of the development, support and marketing of the document management software and related maintenance and support services to governmental and commercial users.

         Effective August 1, 1998, the Company completed the purchase of Computer Management Services, Inc. ("CMS"). CMS provides integrated information management systems and services to county and municipal governmental agencies throughout Iowa, Minnesota, Missouri, South Dakota, Illinois, Wisconsin and other states, primarily in the upper Midwest.

         Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle"). Eagle is a leading supplier of networked computing solutions for county governments, primarily in the western United States. In addition, Eagle provides hardware, data conversion, site planning, training and ongoing support to its customers.

         Effective April 1, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance ("FundBalance") a company which develops and markets fund accounting software and other applications for state and local governments, not-for-profit organizations and cemeteries.

         On April 21, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software ("MUNIS") which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations. MUNIS provides software solutions to customers primarily located throughout the northeastern and southeastern United States.

         Effective May 1, 1999, the Company acquired Gemini Systems, Inc. ("Gemini"). Gemini develops and markets software products for municipal governments and utilities which are primarily installed in the New England area.

         On July 16, 1999, the Company acquired Pacific Data Technologies, Inc. ("Pacific Data"). Pacific Data is the primary developer of the Company's Database which consists of software and systems that automate and manage public information records for Internet delivery.

         On November 4, 1999, the Company acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company, ("CLT") a division of a privately held company ("Seller"), in an asset purchase agreement with an effective date of October 29, 1999. CLT provides appraisal software and services to governments. At closing, consideration consisted of cash, restricted shares of Tyler common stock, certain senior subordinated secured promissory notes due March 26, 2002 of Forest City Auto Parts Company with an aggregate face amount of $3,155,000, assigned without recourse, and included a price protection on the sale of the Company's common stock which expires no later than November 4, 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2,750,000. The subsequent payment, if any, of the contingent consideration will not change the recorded cost of the acquisition. In addition, at December 31, 1999, the Company has recorded a receivable from the Seller of approximately $1,200,000, resulting from post closing adjustments primarily related to the balance of net assets at closing. Also, the Company is obligated to purchase any billed receivables not collected within 90 days of closing.

         During 1999 and 1998, the Company also made other acquisitions which were immaterial.

         The Company accounted for all of the aforementioned acquisitions using the purchase method of accounting for business combinations. Results of operations of the acquired entities are included in the Company's consolidated financial statements from their respective dates of acquisition. The excess purchase price over the fair value of the net identifiable assets of the acquired companies (goodwill) is amortized using the straight-line method of amortization over their respective estimated useful lives.

         Following is a summary of the Company's 1999 and 1998 acquisitions:

               ---------------------------------------------------------------------------------------------
                                                                  ASSUMED                        GOODWILL
                                  SHARES OF       VALUE OF      NON-CURRENT                     USEFUL LIFE
COMPANY            CASH         COMMON STOCK    COMMON STOCK       DEBT          GOODWILL         (YEARS)
               -------------   -------------   -------------   -------------   -------------   -------------
1999
Eagle          $       5,000   $       1,053   $       6,211   $          --   $       8,150              20
MUNIS                 16,250           2,703          14,561              --          17,623              20
CLT                    3,000           1,000           4,275              --           9,185              20
Pacific Data              --             175           1,034              --             521               5
Other                  1,364           1,055           5,707              --           4,617              20
               -------------   -------------   -------------   -------------   -------------

TOTAL          $      25,614           5,986   $      31,788   $          --   $      40,096
               =============   =============   =============   =============   =============


1998
Resources      $      15,250          10,000   $      40,125   $      12,790   $      45,921              40
TSG                   12,000           2,000           8,025              --          14,066              20
INCODE                 1,250             225           1,220              --           2,509              20
Kofile                 3,600              --              --           1,900           5,550              20
CMS                    1,205             228           2,099              --           1,059              20
Other                  1,526             145           1,477             240           2,843           10-20
               -------------   -------------   -------------   -------------   -------------
TOTAL          $      34,831          12,598   $      52,946   $      14,930   $      71,948
               =============   =============   =============   =============   =============

         In addition to consideration paid in cash and common stock for the 1999 acquisitions, the Company provided other consideration which totaled approximately $3,900,000. The other consideration consisted of the issuance of a series of notes to the sellers and the assignment of notes obtained in conjunction with the Forest City disposition (see Note 3).

         Cash paid for acquisitions does not reflect cash paid for transaction costs related to the execution of the acquisitions, such as legal, accounting and consulting fees, of approximately $673,000 and $2,488,000 in 1999 and 1998, respectively and excludes acquired cash balances of approximately $338,000 and $2,578,000 in 1999 and 1998, respectively.

         The following unaudited pro forma information presents the consolidated results of operations as if all of the Company's acquisitions and dispositions of Forest City and IFS

(Note 3) occurred as of the beginning of 1999 and 1998, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects and reflecting only the loss on the respective disposals of the discontinued operations in the year reflected in the historical consolidated financial statements. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                                   Years ended December 31,
                                                -----------------------------
                                                   1999                1998
                                                -----------------------------
                                                          Unaudited
Revenues ...............................        $ 144,381           $ 114,611

Income from continuing operations, net              3,397               1,377

Net income (loss) ......................              637              (8,139)

Net income (loss) per diluted share ....        $    0.02           $   (0.19)

(3) DISCONTINUED OPERATIONS

         In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts retailer, Forest City. Accordingly, this segment has been accounted for as a discontinued operation with prior years' financial statements restated to report separately their operations in compliance with APB Opinion No. 30.

         On March 26, 1999, the Company sold all of the outstanding common stock of Forest City to HalArt, L.L.C. ("HalArt") for approximately $24,500,000. Proceeds consisted of $12,020,000 in cash, $3,825,000 in a short-term secured promissory note, $3,155,000 in senior secured subordinated notes and $5,500,000 in preferred stock. The short-term secured promissory note was fully paid in July 1999. The senior secured subordinated notes carry interest rates ranging between 6% to 8%, become due in March 2002, and are secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable in March 2006. Both the subordinated notes and the preferred stock are subject to partial or whole redemption upon the occurrences of specified events.

         In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. As discussed in
Note 2, the $3,155,000 in senior secured subordinated notes were subsequently assigned without recourse to the seller on November 4, 1999 in connection with an acquisition.

         Because the redemption of the preferred stock is highly dependent upon future operations of the buyer and due to its extended repayment terms, the Company is unable to estimate the degree of recoverability. Accordingly, the Company will record the value of the preferred stock as cash is received. The Company originally estimated the loss on the disposal of Forest City to be $8,939,000, which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. In 1999, the Company recorded additional losses of $907,000 (including taxes of $183,000) to reflect adjusted estimated transaction costs, funded operating losses which were higher than originally estimated, adjustments to amounts previously provided for income taxes in connection with the sale and to write down to estimated net realizable value a post-closing receivable in connection with a dispute with the purchaser.

         The net assets of discontinued operations at December 31, 1998 consisted principally of working capital (including accounts receivable, inventories, accounts payable and accrued liabilities), property and equipment of Forest City.

         The Company has determined a capital loss of $12,720,000 for tax purposes on the sale of Forest City. No tax benefit has been recorded for this capital loss since realization of the capital loss is not assured.

         The condensed components of net assets of discontinued Forest City operations included in the consolidated balance sheets as of December 31, 1998 are as follows:

         Merchandise inventory................................        $24,289
         Other assets.........................................          7,657
         Liabilities..........................................         (7,866)
                                                                      -------
                                                                       24,080
         Less reserve for estimated loss on disposition,
           including post balance sheet operating losses
           and transaction costs, net of income taxes.........         (8,480)
                                                                      -------
         Net assets...........................................         15,600
         Reclassification of long-term assets on
           disposition........................................         (2,848)
                                                                      -------
           Net current assets.................................        $12,752
                                                                      =======

         Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995. During 1999, the Company expensed approximately $1,853,000 (net of taxes of $877,000) for trial costs and settlements in excess of the amounts accrued associated with these claims (See Note 17).

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

         Operating results of all discontinued operations are as follows for the years ended December 31, prior to their disposition:

                                                                             1998         1997
                                                                            -------      -------
Revenues...............................................................     $76,484      $98,342

Income (loss) before income tax (benefit)..............................      (2,231)         374
Income tax (benefit) provision.........................................        (853)          35
                                                                            -------      -------
Net income (loss) from discontinued operations.........................     $(1,378)     $   339
                                                                            =======      =======

         Interest has been charged to discontinued operations based on the net assets of Forest City. External interest expense of $374,000, was allocated to discontinued operations in 1998 only. Income tax (benefit) has been charged (credited) to discontinued operations based on the income tax (benefit) resulting from inclusion of the discontinued segments in the Company's consolidated federal income tax return.

         The income tax provision (benefit) differs from the amount which would be provided by applying the statutory income tax rate to income (loss) before income tax (benefit) due to permanent difference items consisting primarily of non-deductible goodwill and state income taxes.

(4) RELATED PARTY TRANSACTIONS

         From time to time, the Company charters aircraft from businesses in which either a director and/or member of management of the Company is an owner or part owner. For the year ended December 31, 1999, the Company recorded charter rental expense of approximately $249,000, in connection with this activity.

         The Company has several notes receivable from employees totaling $443,000 and $335,000 at December 31, 1999 and 1998, respectively. All of the notes are non-interest bearing and are due between 2000 and 2004. There is no significant difference between the face value and the present value of the notes.

         On October 8, 1997, the Company entered into an agreement to acquire Resources and received shareholder approval for the transaction on February 19, 1998 (see Note 2). In connection with this transaction, the Company loaned Resources $5,700,000 on December 29, 1997 for working capital purposes. The unsecured loan bore interest at a rate of 8.5% and had an original maturity date of September 30, 1999. Subsequent to the acquisition, the loan is eliminated in consolidation.

         The Company has five office building lease agreements with various shareholders of the Company. Total rental expense related to such leases for the years ended December 31, 1999 and 1998 was $525,000 and $83,000, respectively.

         Total future minimum rental under noncancelable related party operating leases as of December 31, 1999, are as follows:

                           2000............................  $    831
                           2001............................     1,025
                           2002............................     1,091
                           2003............................     1,065
                           2004............................     1,084
                           Thereafter......................     6,038

(5) PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                Useful
                                                Lives
                                               (years)    1999        1998
                                              --------  --------    --------
Land ....................................         --    $  2,556    $  2,450
Transportation equipment ................         5          484         334
Computer equipment and purchased software        3-7      11,433       5,650
Furniture and fixtures ..................        3-10      4,198       2,842
Building and leasehold improvements .....        3-35      4,518       3,529
Computer equipment under capital lease ..         3        4,622       1,874
                                                        --------    --------
                                                          27,811      16,679
Accumulated depreciation and amortization                 (6,022)     (2,532)
                                                        --------    --------
  Property and equipment, net ...........               $ 21,789    $ 14,147
                                                        ========    ========

Depreciation expense and capital lease related amortization expense totaled $3,820,000, $2,146,000 and $29,000 during the years ended December 31, 1999,
1998 and 1997, respectively. The Company entered into capital leases for equipment of approximately $2,040,000 and $338,000 during 1999 and 1998, respectively. Additionally the Company acquired a building for $652,000, of which $476,000 was financed through a term note with a bank.

(6) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     Pursuant to an agreement with two major shareholders of H.T.E., Inc. ("HTE"), the Company acquired approximately 32% of HTE's common stock in two separate transactions in 1999. On August 17, 1999, the Company exchanged 2,325,000 shares of its common stock for 4,650,000 shares of HTE common stock. This initial investment was recorded at $14,008,000. The second transaction occurred on December 21, 1999, in which the Company exchanged 484,476 shares of its common stock for 968,952 shares of HTE common stock and this investment was recorded at $1,774,000. This investment is classified as a non-current asset since it was made for a continuing business purpose.

     Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. The Florida "control share" statute has not been interpreted by the courts. HTE has taken the position that, under the Florida statute, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE.

     Under generally accepted accounting principles, an investment of 20% or more of the voting stock of an investee should lead to a presumption that in absence of evidence to the contrary, an investor has the ability to exercise significant influence over the operating and financial policies of an investee. Management of the Company has concluded that it currently does not have such influence as evidenced by the following key factors:

     o Inability to resolve the different interpretations regarding the ability to vote the shares

     o Inability to obtain additional financial information not otherwise available to other shareholders

     o Inability to obtain certain confirmations and consents from the investee's independent auditors

     Accordingly, the Company accounts for its investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities (none in each of the three years ended December 31, 1999) are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

     At December 31, 1999, the cost, fair value and gross unrealized holding gains of the investment securities available-for-sale amounted to $15,782,000, $33,713,000, and $17,931,000, respectively, based on a quoted market price of $6.00 per share. Because of the Company's existing capital loss carryforwards (see Note 10), any tax expense related to the unrealized gain is offset by a reduction in the Company's valuation allowance. At March 31, 2000, the fair value of the investment securities available-for-sale was $18,093,000 based on a quoted market price of $3.22 per share.

     If the uncertainty regarding the voting shares is resolved in the Company's favor, the Company will retroactively adopt the equity method of accounting for this investment. Therefore, the Company's results of operations and retained earnings for periods beginning with the 1999 acquisition will be retroactively restated to reflect the Company's investment in HTE for all periods in which it held an investment in the voting stock of HTE. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor's share of earnings or losses after the respective dates of acquisition. The Company's investment in HTE would include the unamortized excess of the Company's investment over its equity in the net assets of HTE. This excess would be amortized on a straight-line basis over the estimated economic useful life of ten years. In addition, any loss in value of an investment which is other than a temporary decline would also be charged to earnings.

     Because of the effects of such a future change, the following information has been provided or derived from publicly filed financial information which has not been independently confirmed to the Company and is considered unaudited. HTE reported a net loss of $14,866,000 for the year ended December 31, 1999. Subsequent to the Company's initial acquisition of HTE's shares in August 1999, HTE recorded charges of approximately $7,900,000, net of tax, related to write-offs of software development costs, certain accounts receivables and employee-termination benefits that were recorded by HTE as a result of changes in management and charges for litigation settlements. These costs would be considered pre-acquisition costs by the Company in determining its share of HTE's loss from the respective dates of acquisition. Had the Company's investment in HTE been accounted for under the equity method, the Company would have recorded equity in losses of HTE of $1,352,000 for the year ended December 31, 1999. Also, during the three months ended September 30, 1999, the Company recorded equity in loss of HTE of $378,000 ($0.01 per diluted share). This charge has been retroactively restated and eliminated in the accompanying consolidated financial statements for the year ended December 31, 1999 to reflect the aforementioned factors.

(7) COSTS OF CERTAIN ACQUISITION OPPORTUNITIES

CPS Systems Notes Receivable

         In March 1999, the Company entered into a merger agreement pursuant to which the Company contemplated the acquisition of all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, the Company provided CPS with bridge financing of $1,000,000 in the form of a note secured by a second lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property. The note bears interest at 2% over the prime rate and was initially due on October 30, 1999. In June 1999, Tyler provided notice to CPS that it was exercising its right to terminate the merger agreement. Although the original agreement was terminated, the Company and CPS continued to negotiate to find an alternative structure for the transaction. In August 1999, Tyler provided an additional $200,000 of bridge financing, on terms similar to the original note and continued to provide additional bridge financings on terms similar to the other notes.

         In January 2000, CPS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On March 24, 2000, the bankruptcy court conducted a public auction of the assets and the Company submitted a cash only bid of $100,000 for the California Visual Basic/Oracle Tax and CAMA software assets of CPS.

         The Company closed on the transaction on March 30, 2000, and anticipates minimal to no recovery of amounts due under its secured notes. Accordingly, the aggregate bridge financings and related accrued interest receivable and other costs amounting to $1,851,000 was charged to 1999 operations.

Other

         On July 31, 1998, the Company entered into a letter of intent with a Fortune 500 company to acquire certain businesses of the company in a transaction to be accounted for as a purchase business combination. These businesses had estimated annual revenues of over $500 million and represented a business opportunity which was aligned with the Company's strategy in the information management business. Direct and incremental costs associated with the proposed combination, primarily consisting of fees paid to outside legal and accounting advisors for due diligence, were incurred by the Company and would have been considered as a cost of the acquisition upon the successful closing of the transaction. Subsequent to September 30, 1998, the potential seller elected not to sell any of the businesses. Accordingly, all costs associated with this opportunity have been expensed in the accompanying 1998 consolidated financial statements and included in "costs of certain acquisition opportunities."


(8) GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill, other intangible assets and related accumulated amortization are as follows:

                                                        Useful
                                                         Lives
                                                        (years)        1999         1998
                                                       ---------    ---------    ---------
Goodwill ...........................................     5-40       $ 108,009    $  71,948
Title plants .......................................      --           13,100       13,100
Title plant modification ...........................      20              547          357
Customer lists .....................................    20-35          16,832        5,035
Software acquired ..................................      5            14,715        5,020
Software development costs .........................      3             6,995          142
Workforce ..........................................     5-10           6,970        3,301
Database under development .........................     10             4,634          266
                                                                    ---------    ---------
                                                                      171,802       99,169
Accumulated amortization ...........................                  (11,137)      (3,173)
                                                                    ---------    ---------
   Goodwill and other intangibles, net .............                $ 160,665    $  95,996
                                                                    =========    =========

(9) LONG-TERM OBLIGATIONS

         Long-term obligations consists of the following as of December 31:

                                                                                   1999      1998
                                                                                 -------   -------
Revolving senior credit facility .............................................   $61,000   $30,810
8.75% promissory note payable, payable in quarterly installments
      through October 2004, collateralized by a building......................       476        --
8% promissory note payable, payable in quarterly installments through
      September 2005, collateralized by certain assets .......................       885     1,002
7% promissory notes payable due May 2000 .....................................       500        --
6.1% unsecured installment notes payable, payable in annual
      installments through August 2002 .......................................       134       173
10% unsecured installment notes payable, payable in monthly
      installments through May 2004 ..........................................       214       250
9% promissory note payable, payable in monthly installments through
      February 2001, collateralized by certain assets and the capital stock of
      Title Records Corporation and Government Records Services, Inc.,
      wholly-owned subsidiaries of Resources..................................     3,649     4,632
Long-term obligations under various capital leases ...........................     3,730     1,826
Other ........................................................................       605       372
                                                                                 -------   -------
     Total obligations .......................................................    71,193    39,065
Less current portion .........................................................     3,747     1,876
                                                                                 -------   -------
     Total long-term obligations .............................................   $67,446   $37,189
                                                                                 =======   =======

         The aggregate maturities of long-term obligations for each of the years subsequent to December 31, 1999, assuming the revolving credit facility is not renewed, are as follows: 2000 - $3,747,000; 2001 - $4,049,000; 2002-
$62,410,000; 2003 - $247,000; 2004 - $600,000; thereafter - $140,000.

         Interest paid in 1999, 1998 and 1997 was $4,053,000, $1,818,000 and
$5,000, respectively.

         In October 1999, the Company entered into a three-year revolving credit agreement with a group of banks ("Senior Credit Facility") in an amount not to exceed $80,000,000. Borrowings under the Senior Credit Facility, as amended, bear interest at either the lead bank's prime rate plus a margin of .25% to 1.50% or the London Interbank Offered Rate plus a margin of 2.25% to 3.50%, depending on the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization. The Senior Credit Facility replaced the Company's previous $50,000,000 revolving credit facility ("Prior Facility"). At December 31, 1999, the Company had outstanding borrowings and letters of credit of $61,000,000 and available borrowing capacity of $19,000,000 under the Senior Credit Facility. The interest rate at December 31, 1999 was 8.2%.

         The effective average interest rates for borrowings during 1999 and 1998 were 7.7% and 7.5%, respectively. The Senior Credit Facility is secured by substantially all of the Company's real and personal property and a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. The Company is in compliance with its various covenants under the Senior Credit Facility, as amended. Under the terms of the Senior Credit Facility, the Company has the ability to increase the facility to $100,000,000 subject to the participation of additional new lenders.

(10) INCOME TAX

         The provision (benefit) included in continuing operations for income tax consists of the following:

                                    Years ended December 31,
                                 -----------------------------
                                    1999       1998       1997
                                 -------    -------    -------
Current:
   Federal ...................   $ 1,775    $ 1,483    $ 1,280
   State .....................       742        354         --
                                 -------    -------    -------
                                   2,517      1,837      1,280

Deferred .....................      (113)       196     (2,198)
                                 -------    -------    -------
                                 $ 2,404    $ 2,033    $  (918)
                                 =======    =======    =======

         The income tax provision (benefit) differs from amounts computed by applying the federal statutory tax rate of 35% to income (loss) from continuing operations as follows:

                                                    Years ended December 31,
                                                  ----------------------------
                                                     1999      1998       1997
                                                  -------   -------    -------
Income tax (benefit) at statutory rate .........  $   819   $ 1,116    $  (748)
State income tax, net of federal income tax
   benefit .....................................      483       230         --
Non-deductible amortization ....................    1,054       652         13
Utilization of capital loss ....................       --        --       (188)
Other, net .....................................       48        35          5
                                                  -------   -------    -------
                                                  $ 2,404   $ 2,033    $  (918)
                                                  =======   =======    =======

         Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                                       1999        1998
                                                                     --------    --------
Deferred income tax assets:
   Insurance reserves.............................................   $     98    $     98
   Operating expenses not currently deductible ...................      1,582       1,611
   Employee benefit plans ........................................        260         149
   Net operating loss ............................................         34          --
   Capital loss carryforward .....................................     17,139      12,514
   Research tax credits ..........................................         78          --
   Other .........................................................      1,166         408
                                                                     --------    --------
      Total deferred income tax assets............................   $ 20,357    $ 14,780
                                                                     --------    --------


Deferred income tax liabilities:
   Basis difference on investments available-for-sale.............   $ (6,276)   $     --
   Tax-benefit transfer lease ....................................     (2,224)     (3,475)
   Property and equipment ........................................       (719)     (2,174)
   Intangible assets .............................................    (11,689)     (6,346)
   Other .........................................................        (17)       (130)
                                                                     --------    --------
      Total deferred income tax liabilities ......................    (20,925)    (12,125)
                                                                     --------    --------
   Net deferred income tax assets before valuation
     allowance ...................................................       (568)      2,655
   Less valuation allowance ......................................     10,863      12,514
                                                                     --------    --------
Net deferred income tax liabilities...............................   $(11,431)   $ (9,859)
                                                                     ========    ========

         The Company has research tax credit carryforwards of $78,000 at December 31, 1999. The Company has net operating loss carryforwards of $98,000 which are subject to an annual IRC Section 382 limitation. The research tax credit and net operating carryforwards will expire between 2016 and 2017.

         Income taxes paid, net of refunds received, in 1999 and 1998 were $2,841,000 and $1,478,000, respectively. In 1997, the Company received a refund of prior year income taxes of $95,000.

         Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized except for those relating to the capital loss carryforwards other than those offset by the basis difference on investments available-for-sale. Accordingly, the Company believes that no valuation allowance is required for the remaining deferred tax assets. The Company's capital loss carryforwards expire beginning in 2003.

(11) Shareholders' Equity

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

         As of December 31, 1999, the Company had a warrant outstanding to purchase 2,000,000 shares of the Company's common stock at $2.50 per share. The warrant expires in September 2007.

(12) STOCK OPTION PLAN

         The Company's stock option plan provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees of the Company and its subsidiaries of up to 4,300,000 shares of the Company's common stock at prices which represent fair market value at dates of grant. All options granted have ten year terms and generally vest over, and become fully exercisable at the end of, three to five years of continued employment.

         The following table summarizes the transactions of the Company's stock option plan for the three-year period ended December 31, 1999:

                                                              Number of     Weighted-Average
                                                               Shares       Exercise Prices
                                                             ----------     ---------------
Options outstanding at December 31, 1996 .......                    330       $   1.88

      Granted ..................................                  1,517           2.36
      Canceled .................................                   (953)          1.80
      Exercised ................................                   (198)          1.87
                                                             ----------
Options outstanding at December 31, 1997 .......                    696           3.04

     Granted ...................................                  1,371           7.10
     Canceled ..................................                    (14)          5.92
     Exercised .................................                   (135)          1.53
                                                             ----------
Options outstanding at December 31, 1998 .......                  1,918           6.03

     Granted ...................................                  1,583           4.87
     Canceled ..................................                    (78)          3.67
     Exercised .................................                     (5)          4.29
                                                             ----------
Options outstanding at December 31, 1999 .......                  3,418       $   5.55
                                                             ==========

Reserved for future options at December 31, 1999                    340
                                                             ==========

Exercisable options:
     December 31, 1997 .........................                    145       $   2.71
     December 31, 1998 .........................                    239       $   3.03
     December 31, 1999 .........................                    706       $   4.94

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                   WEIGHTED                           WEIGHTED                       WEIGHTED
                                   AVERAGE                            AVERAGE                      AVERAGE PRICE
                                  REMAINING        NUMBER OF          PRICE OF      NUMBER OF           OF
        RANGE OF EXERCISE        CONTRACTUAL      OUTSTANDING       OUTSTANDING    EXERCISABLE      EXERCISABLE
             PRICES                 LIFE            OPTIONS           OPTIONS        OPTIONS          OPTIONS
       -------------------     --------------   --------------    --------------   ------------   ---------------
        $ 0.00  -  $2.13           7.0 years            100          $    2.12            100         $    2.12
        $ 2.75  -  $4.38           8.9 years          1,052          $    3.87            281         $    3.74
        $ 5.00  -  $7.88           8.8 years          2,156          $    6.27            303         $    6.58
        $ 9.62  -  $10.94          8.4 years            110          $   10.42             22         $   10.42

         SFAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company in 1996. As allowed by SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

         As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.56%, 5.16% and 6.49%; dividend yield of 0%; expected common stock market price volatility factor of .70, .68 and .39; and a weighted-average expected life of the options of seven years. The weighted-average fair value of options granted in 1999, 1998 and 1997 was $3.47, $4.93 and $1.24 per share, respectively.

         Had compensation expense been recorded based on the fair values of the stock option grants, the Company's 1999, 1998, and 1997 pro forma income (loss) from continuing operations would have been $(1,868,000), $162,000, and $(1,639,000), or $(0.05), $0.00, and $(0.08) per diluted share, respectively.
These pro forma calculations only include the effects of grants since 1995. Accordingly, the impacts are not necessarily indicative of the effects on reported net income of future years.

(13) EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED

         In accordance with SFAS No. 128 "Earnings per Share", the Company has presented basic income (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted income
(loss) per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year.

         The Company incurred a loss from continuing operations in 1999 and 1997. As a result, the denominator was not adjusted for dilutive securities in 1999 or 1997 as the effect would have been antidilutive.

         For the years ended December 31, the following options were not included in the computation of diluted earnings per share because the effect would have been antidilutive:

                                                    Options               Price Range
                                                    -------              -------------
                        1999...............           3,418              $2.13 - 10.94
                        1998...............             110               9.63 - 10.94
                        1997...............             696              $1.50 -  5.25

         Additionally, the warrant to purchase 2,000,000 shares of the Company's common stock was not included in the computation of diluted earnings per share for the years ended December 31, 1999 and 1997 because the effect would have been antidilutive.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                          Years ended December 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------   --------
Numerator for basic and diluted earnings per share:
  Income (loss) from continuing operations ........   $    (64)   $  1,156   $ (1,219)
                                                      ========    ========   ========

Denominator:
  Denominator for basic earnings per share -
  Weighted average shares .........................     39,105      32,612     20,498

  Effect of dilutive securities:
  Employee stock options ..........................         --         340         --
  Employee stock grant ............................         --          67         --
  Warrant .........................................         --       1,381         --
                                                      --------    --------   --------
Dilutive potential common shares ..................         --       1,788         --
                                                      --------    --------   --------
Denominator for diluted earnings per share-
      Adjusted weighted-average shares and
       assumed conversion .........................     39,105      34,400     20,498
                                                      ========    ========   ========

Basic earnings (loss) per share from
       continuing operations ......................   $  (0.00)   $   0.04   $  (0.06)
                                                      ========    ========   ========

Diluted earnings (loss) per share from
       continuing operations ......................   $  (0.00)   $   0.03   $  (0.06)
                                                      ========    ========   ========

(14) LEASES

         The Company leases certain offices, transportation, computer and other equipment used in its operations under noncancellable operating lease agreements expiring at various dates through 2010. Most leases contain renewal options and some contain purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

         Rent expense was approximately $1,515,000 in 1999, $903,000 in 1998 and $191,000 in 1997.

         The Company has capital leases for certain equipment, which is included in "Property and equipment, net." The present value of future minimum lease payments relating to these assets are capitalized based on contract provisions. Capitalized amounts are depreciated over the lesser of the term of the lease or the normal depreciable lives of the assets.

         Future minimum lease payments under noncancellable leases at December 31, 1999 are as follows:

                                                               Operating  Capital
 Fiscal Year                                                     Leases    Leases
-----------------------------------------------------------    ---------  -------
2000 ......................................................     $ 2,146   $ 1,628
2001 ......................................................       2,087     1,482
2002 ......................................................       1,977     1,184
2003 ......................................................       1,663        --
2004 ......................................................       1,483        --
2005 and thereafter .......................................       6,425        --
                                                                -------   -------
Total future minimum lease payments .......................     $15,781     4,294
                                                                =======
Less interest .............................................                   564
                                                                          -------
Present value of future minimum lease payments ............                 3,730
Current portion of obligations under capital leases .......                (1,302)
                                                                          -------
Long-term obligations under capital leases ................               $ 2,428
                                                                          =======

(15) EMPLOYEE BENEFIT PLANS

         The Company maintains various defined contribution profit sharing plans, primarily 401(k) retirement plans (the "Plans"), at each of its operating subsidiaries. The Plans cover substantially all eligible employees of the Company that meet age and length of service requirements. Employee contributions are by salary reduction and are at the employees' discretion within the limits imposed by the Plans' provisions and the Internal Revenue Code. Employer contributions are determined by each operating company's board of directors. In 1999 and 1998, total employer contributions to the Plans were approximately $400,000 and $106,000, respectively.

(16) FOURTH QUARTER CHANGES

         During the nine months ended September 30, 1999, the Company previously reported and recognized $5,723,000 of revenue and $180,000 of interest income in connection with its sales of copies of title plants. In connection with each sale, the Company contractually agreed to provide maintenance services for periods ranging from 5 to 10 years to update the title plants on a monthly basis with the same customers. The bundled fees are payable on a monthly basis over the respective contract period pursuant to a non-cancellable agreement, and the contract contains significant financial and legal exposure for either party who terminates the arrangement prior to its early buy out expiration date. The Company priced the arrangements based upon respective published price lists for the sale of the copies of the title plants and the monthly updates. Prior to ownership privileges being transferred, the Company sold the monthly updates to these same customers, but at the request of certain of its customers and due to competitive conditions, the Company elected to also sell ownership privileges. Also, the Company continues to sell the updates separately to customers who have not purchased the copies of the title plants. Therefore, the Company concluded that it had vendor specific objective evidence of fair value and that the incremental billing amount could be ascribed to the sale of the ownership privilege. The title plants were fully functional upon delivery at which time the fee allocated to the sale of the delivered title plant copies was recognized in accordance with FASB No. 61 "Accounting for Title Plants". Such accounting is permitted for certain software licenses arrangements which contain a bundled post-contract customer support/ maintenance arrangement if the maintenance is sold separately even though the vendor does not sell the software licenses separately.

         On December 3, 1999, Staff Accounting Bulletin No. 101 entitled "Revenue Recognition in Financial Statements", ("SAB 101") was issued by the Securities and Exchange Commission ("SEC"). Such bulletins represent interpretations and practices followed by certain offices and divisions of the SEC. Pursuant to the interpretations, the SEC staff believes that the terms, conditions, and amounts of certain arrangements are typically negotiated in conjunction with the pricing of all of the elements. The bulletin continues by stating that the customer would ascribe a significantly lower, and perhaps no, value to elements ostensibly associated with the initial product delivery in the absence of the registrant's performance of the other contract elements, especially in those situations in which the initial product delivery is not sold separately without the registrant's continuing involvement. The bulletin concludes that those arrangements that contain product delivery and continuing performance obligations related to future services to be provided be assessed as an integrated package and for the bundled revenue to be recognized over the term of the arrangement.

         In the fourth quarter of 1999, the Company elected to adopt the provisions of SAB 101 and to change its accounting principles to more closely conform to the SEC interpretation. The election was made since the Company historically has not separately entered into arrangements to sell copies of the title plants without future monthly update services. Accordingly, the Company has changed its accounting such that sales of the copies of the title plants are no longer recognized upon delivery but are bundled with the update fee and recognized ratably over the service period. The implementation of this change was accounted for as a change in accounting principle which is applied cumulatively as if the change occurred at the beginning of this fiscal year and as if it was recorded in the first quarter of 1999. The implementation of SAB 101 had no effect on 1998 and prior periods as no sales of copies of title plants occurred in those periods. However, the Company will restate its previously reported 1999 quarterly results as required for such changes. The approximate effect of the accounting change for each quarter of 1999 was to reduce net income and diluted earnings per share as follows:

                 Effect on Net Income
                 --------------------
                 Total      Per Share
                 -----      ---------
First Quarter    $1,061       $0.03
Second Quarter    1,191        0.03
Third Quarter     1,333        0.03


         A summary of the impact of these changes and the change in accounting for the Company's investment in HTE in the third quarter (See Note 6) is as follows.



                        Quarter Ended             Quarter Ended             Quarter Ended
                        March 31, 1999            June 30, 1999           September 30, 1999
                   -----------------------   -----------------------    -----------------------
                   Previously       As       Previously       As        Previously       As
                    Reported     Restated     Reported     Restated      Reported     Restated
                   ----------   ----------   ----------   ----------    ----------   ----------
                                                                        < >
Revenue ........   $   20,433   $   18,813   $   28,674   $   26,927    $   29,502   $   27,533
Income (loss)
   from
   continuing
   operations ..        1,674          613        1,893          702         1,152          197
Net income
   (loss) ......        1,109           48        1,113          (78)          550         (405)
Diluted earnings
 (loss) per
 share .........         0.03         0.00         0.03         0.00          0.01        (0.01)


(17) COMMITMENTS AND CONTINGENCIES

         Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995.

         Between 1968 and 1995, TPI of Texas, Inc. ("TPI") owned and operated a foundry in Swan, Texas. Since 1997, more than 300 former employees of TPI have filed a series of lawsuits against TPI, Swan Transportation Company, the parent corporation of TPI ("Swan"), and in some instances, the Company, alleging various personal injuries resulting from exposure to silica, asbestos, and/or other related industrial dusts during their employment at TPI. As non-operating subsidiaries, Swan and TPI's assets consist primarily of various insurance policies issued during the relevant time periods. In December 1999, the Company instituted litigation against Swan and TPI's former insurance carriers in Harris County, Texas, demanding that such carriers undertake the defense of these claims, fulfill all indemnity obligations with respect to these claims, and reimburse the Company for past defense and settlement costs paid by the Company.

         In March 2000, the Company entered into a Standstill Agreement with all known plaintiffs asserting injuries described above, including all known plaintiffs who have alleged injury but have not yet filed suit against Swan and/or TPI (collectively, the "Plaintiffs"). Under the Standstill Agreement, the Plaintiffs agreed to dismiss all pending claims against the Company and agreed to not sue the Company for a minimum period of at least two years and thereafter only in certain circumstances. Under the Standstill Agreement, the Company agreed to seek to withdraw its outside counsel as counsel of record in the pending lawsuits, re-tender the defense and indemnity obligations related to these claims to the insurance carriers of Swan and TPI, and continue to prosecute its insurance coverage suit in Harris County, Texas, in which the plaintiffs if and when they receive a judgment may intervene in such litigation and prosecute their claims directly against the insurance carriers. Further, the Standstill Agreement provides that any Plaintiff that settles or receives a judgment on any of its claims, and such settlement or judgment is fully paid or compromised by the insurance carriers, then such Plaintiff will execute a release in favor of the Company, its subsidiaries and affiliates from such claims. In March 2000, The Hartford, one of Swan and TPI's primary and excess coverage insurance carriers, has agreed to assume the ongoing and future defense of these claims, subject to a reservation of rights.

         The Company initially provides for estimated claim settlement costs when minimum levels can be reasonably estimated. If the best estimate of claim costs can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. Based on an initial assessment of claims and contingent claims that may result in future litigation involving TPI, a reserve for the minimum amount of $2,000,000 for claim settlements was recorded in 1996. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred. During 1999, the Company has paid a total of approximately $2,500,000 in claim settlements and in legal and related defense costs on these cases. The remaining liability was approximately $1,000,000 at December 31, 1999. Because of the inherent uncertainty regarding litigation of this nature, it is reasonably possible that the amounts recorded as liabilities for TPI related matters could change in the near term by amounts that would be material to the consolidated financial statements.

         The New Jersey Department of Environmental Protection and Energy ("NJDEPE") has alleged that a site where a former affiliate of TPI, Jersey-Tyler Foundry Company ("Jersey-Tyler"), once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. The site was used for foundry operations from the early part of this century to 1969 when it was acquired by Jersey-Tyler. Jersey-Tyler operated the foundry from 1969 to 1976, at which time the foundry was closed. In 1976, Jersey-Tyler sold the property to other persons who have operated a salvage yard on the site. In 1995, NJDEPE and TPI agreed for TPI to conduct a feasibility study to assess remediation options and propose a remedy for the site and the impacted areas. This study was completed and submitted to the NJDEPE in the first quarter of 1999. TPI continues to negotiate with the NJDEPE regarding the results of this study. TPI has not agreed to commit to further action at this time. TPI never held title to the site and denies liability.

         In connection with the sale of the assets of TPI to Ransom Industries, Inc. (formerly known as Union Acquisition Corporation) (the "Buyer"), an affiliate of McWane, Inc., on December 1, 1995, pursuant to an acquisition agreement among the Company, TPI and the Buyer (the "Acquisition Agreement"), the Buyer agreed to manage and direct the prosecution or defense of these environmental related matters on behalf of TPI. In addition, the Buyer agreed to reimburse TPI the first $3,000,000 of certain costs and expenses incurred in connection with the investigation or remediation of the site, and one-half of such expenses in excess of $3,000,000 with a maximum reimbursement to TPI of $6,500,000. As of December 31, 1996, management estimated total cost to investigate or remediate the New Jersey site to be $7,000,000. In accordance with the above-mentioned provisions of the Acquisition Agreement, the Company recorded a $5,000,000 receivable due from the Buyer for its portion of the estimated costs as of December 31, 1996. As of December 31, 1999, approximately $2,500,000 of expenses in connection with the investigation of the New Jersey site, have been paid by TPI and as provided for in the Acquisition Agreement, the Buyer has reimbursed this amount to TPI. Accordingly, management currently estimates the cost remaining in connection with the investigation or remediation of the New Jersey site to be approximately $4,300,000 and the related receivable from the Buyer to be approximately $2,500,000 which is included as other receivables in the accompanying December 31, 1999 consolidated balance sheet. The Buyer, on behalf of TPI, is proceeding against predecessor owners and operators of the site, as well as others, to bear their share of the cost of the investigation and any other costs, including any remediation costs incurred by TPI. Some costs may also be covered by insurance. TPI is currently in negotiations with the major insurance carrier and predecessor owners and operators of the site. Recoveries from predecessor companies and insurance companies are shared by TPI and the Buyer. Although it is impossible to predict the outcome of legal or regulatory proceedings, the Company believes that substantially all of the costs, expenses, and damages, if any, resulting from the legal proceedings and environmental matters described above will be reimbursed by the Buyer pursuant to the Acquisition Agreement or have been adequately provided for in the financial statements.

         Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.


(18) SEGMENT AND RELATED INFORMATION

         As of January 1, 1998, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which requires segment information to be reported using a management approach. This management approach is based on reporting segment information the way management organizes segments within the enterprise for making operating decisions and assessing performance.

         The Company has two reportable segments: software systems and services segment and information and property records services segment. The software systems and services segment provides municipal and county governments with software systems and services to meet their information technology and automation needs including real estate appraisal services. The largest component of the information and property records services business is the computerized indexing and imaging of real property records maintained by county clerks and recorders, in addition to providing other information management outsourcing services, records management, micrographic reproduction and title plant update services and sales of copies of title plants to title companies.

         Divested activities include the historical operating results and assets of the automotive parts and supplies segment, which was discontinued in 1998 and the products for fund raising segment, which was discontinued in 1997. See Note 3 for further discussion. In addition, corporate activities are included as "Other".

         The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating profit. The Company defines segment operating income as income before noncash amortization of intangible assets associated with their acquisition by the Company, interest expense, non-recurring items and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1.

         There were no intersegment transactions, thus no eliminations are necessary.

         The Company's reportable segments are strategic business units that offer different products and services. They are separately managed as each business requires different marketing and distribution strategies.

         The Company derives a majority of its revenue from external domestic customers. The information and property records services segment conducts minor operations in Germany, which are not significant and are not disclosed.

         Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered:

As of and year ended December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
                                           Information &
                             Software        Property
                             Systems &       Records                         Continuing       Divested
                             Services        Services          Other         Operations       Activities       Totals
------------------------   -------------   -------------   -------------    -------------   -------------   -------------
Revenues ...............   $      69,991   $      38,410   $          --    $     108,401   $          --   $     108,401

Other amortization
  expense ..............              47              79              --              126              --             126

Depreciation expense ...             808           2,826             186            3,820             178           3,998

Segment operating profit
   (loss) ..............          13,545          10,191          (7,657)          16,079              --          16,079

Capital expenditures,
   including software
   development costs ...           2,597          12,030             581           15,208             534          15,742

Segment assets .........         122,065         103,376          47,094          272,535              --         272,535
-------------------------------------------------------------------------------------------------------------------------

As of and year ended December 31, 1998
--------------------------------------------------------------------------------------------------------------------------
                                            Information &
                              Software        Property
                              Systems &       Records                         Continuing       Divested
                              Services        Services          Other         Operations       Activities       Totals
------------------------   -------------   -------------   -------------    -------------   -------------   --------------
Revenues ...............   $      22,108   $      28,441   $          --    $      50,549   $      76,484    $     127,033

Other amortization
  expense ..............              --              --             184              184             822            1,006

Depreciation expense....             217           1,880              49            2,146           1,066            3,212

Segment operating
  profit (loss) ........           4,863           9,249          (2,773)          11,339            (845)          10,494

Capital expenditures,
   including software
   development costs....             432           2,076             150            2,658           2,070            4,728

Segment assets .........          33,432          93,698           7,364          134,494          15,600          150,094
--------------------------------------------------------------------------------------------------------------------------


As of and year ended December 31, 1997
---------------------------------------------------------------------------------------------------------------------------
                                            Information &
                              Software        Property
                              Systems &       Records                         Continuing       Divested
                              Services        Services          Other         Operations       Activities       Totals
------------------------   -------------   -------------   -------------    -------------    -------------  --------------
Revenues ...............   $          --   $          --   $          --    $          --    $      98,342   $      98,342

Other amortization
  expense ..............              --              --              87               87              749             836

Depreciation expense....              --              --              29               29            1,817           1,846

Segment operating
  profit (loss) ........              --              --          (2,959)          (2,959)           1,106          (1,853)

Capital expenditures                  --              --             139              139            1,290           1,429

Segment assets .........              --              --          24,354           24,354           22,796          47,150
---------------------------------------------------------------------------------------------------------------------------

                                                                      Years ended December 31,
                                                                 =================================
Reconciliation of reportable segment operating profit              1999         1998        1997
(loss) to the Company's consolidated totals                      --------     --------    --------

Total profit or loss for continuing reportable segments .....     $ 16,079    $ 11,339    $ (2,959)
Interest expense ............................................       (4,893)     (2,009)        (85)
Interest income .............................................          320         178         907
Costs of certain acquisition opportunities ..................       (1,851)     (3,146)         --
Goodwill and intangibles amortization associated with
    acquisitions ............................................       (7,315)     (3,173)         --
                                                                  --------    --------    --------
Income (loss) from continuing operations before income tax...     $  2,340    $  3,189    $ (2,137)
                                                                  ========    ========    ========


(19) SUBSEQUENT EVENTS

         On January 3, 2000, the Company acquired the stock of Capitol Commerce Reporter, Inc. ("CCR") of Austin, Texas for approximately $3,000,000 in cash, $1,200,000 in assumed debt and a $2,800,000 five-year, 10% subordinated note. CCR provides public records research, document retrieval, filing and information services.

                            TYLER TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  Years ended December 31, 1999, 1998 and 1997



                                                Year ended December 31,
                                             ------------------------------
                                               1999       1998       1997
                                             -------    -------    -------
   Allowance For Doubtful Accounts
   -------------------------------

Balance at beginning of year .............   $   531    $    --    $    --

Additions charged to costs and expenses...       702        179         --

Deductions for accounts charged off ......      (500)       (56)        --

Other changes (A) ........................       524        408         --
                                             -------    -------    -------
         Balance at end of year ..........   $ 1,257    $   531    $    --
                                             =======    =======    =======





(A) Purchase of subsidiaries

                                 EXHIBIT INDEX
                                 -------------

   EXHIBIT
   NUMBER                               DESCRIPTION
   -------                              -----------

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

    4.3    Credit agreement among Tyler Technologies, Inc., Bank of America,
           N.A., Chase Bank of Texas, N.A., BankOne, Texas, N.A. and Bank of
           America Securities LLC, dated October 1, 1999 (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1999, and incorporated herein).

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

    10.18 Employment agreement between the Company and Theodore L. Bathurst, dated October 7, 1998, (filed as Exhibit 10.18 to the Company's Form
           10-Q for the quarter ended September 30, 1998, and incorporated herein).

    10.19  Purchase agreement dated March 26, 1999 between Tyler Corporation and
           HalArt, L.L.C. (filed as Exhibit 10.1 to the Company's Form 8K, dated
           April 8, 1999, and incorporated herein).

    10.20  Agreement and Plan of Merger dated April 20, 1999, between Tyler
           Corporation ("Parent") and Computer Center Software Inc., a Delaware corporation and wholly-owned subsidiary of Parent, Process, Incorporated d/b/a Computer Center Software (filed as exhibit 10.1 to the Company's Form 8K, dated May 4, 1999 and incorporated herein).

 *21       Subsidiaries of Tyler

 *23       Consent of Ernst & Young LLP

 *27       Financial Data Schedule

           Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*          Filed herewith.