Form 10-K405/A
period 1999-12-31
TYLER TECHNOLOGIES INC
filed 2000-04-26
CIK 860731

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                 ---------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                                 (214) 902-5086
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                ON WHICH REGISTERED
      -----------------------------          -----------------------
      Common Stock, $0.01 Par Value          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]      No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

            Yes [X]      No [ ]

      The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on April 14, 2000 was approximately $183,645,000.

      The number of shares outstanding of the Registrant's Common Stock, as of April 14, 2000 was: 43,340,687 shares of Common Stock, $0.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                            TYLER TECHNOLOGIES, INC.

                                   Form 10-K/A
                                 Amendment No. 1

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................1

ITEM 11 - EXECUTIVE COMPENSATION.......................................................................3

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................6

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................7

SIGNATURES.............................................................................................8

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a brief description of the directors and executive officers of Tyler Technologies, Inc. ("Tyler" or the "Company"). Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Executive officers are elected by the Tyler Board at its annual meeting and hold office until its next annual meeting or until their successors are elected and qualified.

Directors and Executive Officers of Tyler

Name / Age                          Present Position                                        Served Since
----------                          ----------------                                        ------------

Louis A. Waters, 61                 Co-Chief Executive Officer                                      2000
                                    Chairman of the Board                                           1997
John M. Yeaman, 59                  Co-Chief Executive Officer                                      2000
                                    President                                                       1998
                                    Director                                                        1999
Theodore L. Bathurst, 50            Vice President and Chief Financial Officer                      1998
Brian B. Berry, 44                  Vice President - Corporate Development                          1998
Brian K. Miller, 41                 Vice President - Finance                                        1999
                                    Treasurer                                                       1997
John D. Woolf, 55                   Senior Vice President - Administration                          1999
William D. Oates, 59                Chairman of the Executive Committee and Director                1998
C.A. Rundell, Jr., 68               Director                                                        1966
Ernest H. Lorch, 67                 Director                                                        1993
Frederick R. Meyer, 72              Director                                                        1967

Business Experience of Directors and Executive Officers

     Louis A. Waters has been Chairman of the Board of the Company since October 1997, after being elected director of the Company in August 1997. In March 2000, Mr. Waters was also elected Co-Chief Executive Officer of the Company. Mr. Waters is a member of the Executive Committee and the Compensation Committee of the Tyler Board. Mr. Waters was the founding Chairman of the Board and Chief Executive Officer of Browning-Ferris Industries, Inc. ("BFI"). He recently directed BFI's international activities, serving as Chairman and Chief Executive Officer of BFI International, Inc. from 1991 to March 1997, at which time he retired from full-time employment with BFI. From 1988 to March 1997, Mr. Waters was Chairman of the BFI Finance Committee, and from 1980 through 1988, he was Chairman of the BFI Executive Committee. Mr. Waters also served as Chairman of the Board and Chief Executive Officer of BFI from 1969 through 1980. Mr. Waters is also a director of Team, Inc.

     John M. Yeaman is President and Co-Chief Executive Officer of the Company, a position he has held since March 2000. From December 1998 until March 2000, Mr. Yeaman was President and Chief Executive Officer of the Company. Since September 1998 Mr. Yeaman has also served as President and Chief Executive Officer of Business Resources Corporation, a subsidiary of the Company ("Resources"). Mr. Yeaman was elected to the Tyler Board in February 1999. Mr. Yeaman was previously employed by Electronic Data Systems Corporation ("EDS"), where he served as the director of a worldwide Strategic Support Unit managing $2 billion in real estate assets. Prior to that position, Mr. Yeaman had been associated with EDS as a service provider since 1980. Mr. Yeaman began his career with Eastman Kodak Company. Mr. Yeaman also serves on the Board of Directors of Eagle National Bank in Dallas.

     Theodore L. Bathurst has been Vice President and Chief Financial Officer of the Company since October 1998. Mr. Bathurst was previously an audit partner in the Dallas office of KPMG Peat Marwick LLP ("KPMG"), where he served as engagement partner on the accounts of a variety of information, communications, and high technology companies. Mr. Bathurst was also designated by KPMG as a

Securities and Exchange Commission ("SEC") partner responsible for the review of filings made by public companies with the SEC. Mr. Bathurst, a certified public accountant, serves as a board member of the Texas Society of CPAs.

     Brian B. Berry has been Vice President-Corporate Development of the Company since August 1998. Mr. Berry is one of the founders of The Software Group, a subsidiary of the Company ("TSG"), and has served as an officer and director of TSG with various responsibilities since its inception in 1981, most recently as Vice President.

     Brian K. Miller has been Vice President - Finance and Treasurer of the Company since May 1999 and was Vice President - Chief Accounting Officer and Treasurer of the Company from December 1997 to April 1999. From June 1986 through December 1997, Mr. Miller held various senior financial management positions at Metro Airlines, Inc. ("Metro"), a regional airline holding company. Mr. Miller was Chief Financial Officer of Metro from May 1991 to December 1997 and also held the office of President of Metro from January 1993 to December 1997. From March 1994 to November 1995, Mr. Miller also held the position of Vice President and Chief Financial Officer of Lone Star Airlines, a regional airline. Mr. Miller is a certified public accountant.

     John D. Woolf has been Senior Vice President - Administration of the Company since December 1999. Mr. Woolf has also served as Executive Vice President and Chief Financial Officer of Resources since November 1994. Mr. Woolf is a certified public accountant.

     William D. Oates has been Chairman of the Board of Resources since its inception in 1993 and was President of Resources from 1993 until September 1998. Mr. Oates was appointed director of the Company in February 1998 following the Company's acquisition of Resources and is Chairman of the Executive Committee of the Tyler Board. From 1987 through 1994, Mr. Oates acquired or formed and served as President or a principal executive officer of American Title Company of Dallas, Austin Title Company, Commercial Abstract and Title Company, and other title insurance agencies in Texas, as well as a title insurance underwriting company. Mr. Oates held these companies through American Title Company of Dallas, of which he was the principal owner and President until his sale of the company in November 1994.

     C. A. Rundell, Jr. has been a director of the Company since 1966 and is a member of the Executive Committee of the Tyler Board. Mr. Rundell served as President and Chief Executive Officer of the Company from October 1997 to December 1998, as Chairman of the Board from October 1996 to October 1997, and Interim Chief Executive Officer of the Company from October 1996 to March 1997. Mr. Rundell has been Chairman of the Board of NCI Building Systems, Inc. since April 1989 and Chairman of the Board of Integrated Security Systems, Inc. since March 1999. He is also a director of Dain Rauscher Corporation, Tandy Brands Accessories, Inc., Renaissance US Growth and Income Trust PLC, and Renaissance Capital Growth and Income Fund III, Inc.

     Ernest H. Lorch is counsel to the law firm of Whitman Breed Abbott & Morgan LLP, a position he has held since December 1992. Mr. Lorch retired as Chairman of the Board and Chief Executive Officer of Dyson-Kissner-Moran Corporation ("DKM"), a private investment company, in December 1992, a position he held since January 1990. Mr. Lorch was President and Chief Operating Officer of DKM from June 1984 to January 1990. He was also Senior Chairman of the Board of Varlen Corporation until 1999 when Varlen was acquired by a third party. Mr. Lorch was elected to the Tyler Board in October 1993, and he serves as a member of the Compensation Committee and the Audit Committee of the Tyler Board.

     Frederick R. Meyer has been Chairman of the Board of Aladdin Industries, Inc., a diversified company principally engaged in the manufacture of thermosware and related products since July 1985. Mr. Meyer has also been President and Chief Executive Officer of Aladdin Industries, Inc. from October 1995 to present and from May 1987 to September 1994. Mr. Meyer served as President of Tyler from August 1983 through December 1986. Mr. Meyer has been a director of the Company since 1967 and is a member of the Compensation Committee and the Audit Committee of the Tyler Board. He is also a director of Palm Harbor Homes, Inc., and Southwest Securities Group, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid for all services rendered to the Company and its subsidiaries in all capacities during fiscal years 1999, 1998, and 1997 by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus earned during fiscal year 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                              ANNUAL COMPENSATION                 LONG-TERM COMPENSATION AWARDS
                                      ----------------------------------------    -----------------------------
                                                                      OTHER                         SECURITIES
                                                                      ANNUAL      RESTRICTED        UNDERLYING
NAME AND PRINCIPAL                                                    COMPEN-       STOCK            OPTIONS/       ALL OTHER
     POSITION                YEAR      SALARY          BONUS         SATION(1)      AWARDS             SARs      COMPENSATION(2)
------------------           ----     --------        --------       ---------    ----------        ----------   ---------------
John M. Yeaman               1999     $225,000        $200,000              --           --            25,000           --
  President and              1998       76,302(3)      100,000              --           --           250,000           --
  Co-Chief Executive
  Officer of the
  Company
Theodore L. Bathurst         1999      252,400         125,000              --           --            15,000           --
    Vice President and       1998       57,841(4)       40,000              --           --           250,000           --
    Chief Financial
    Officer of the
    Company
Brian B. Berry               1999      202,000         253,200(5)           --           --                --     $  3,200
    Vice                     1998      172,945(6)      100,000              --           --                --        1,631
    President of
    Corporate
    Development of
    the Company and
    Vice President of
     TSG
William D. Oates             1999      180,000         188,000              --           --                --           --
     Chairman of the         1998      157,083(7)           --              --           --                --           --
     Executive
     Committee of the
     Company and of
     Resources
John D. Woolf                1999      129,000         145,000(5)           --           --            25,000           --
    Senior Vice              1998      103,890(7)       50,000              --           --                --           --
    President -
    Administration of
    the Company and
    Executive Vice
    President and
    Chief Financial
    Officer of
    Resources

--------------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary. The aggregate amount of the personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total annual salary for the named executive officer and therefore has been omitted.

(2)  Employer contributions to a Profit Sharing Plan.

(3)  Employment commenced in September 1998.

(4)  Employment commenced in October 1998.

(5) Bonus compensation relates to services provided to the Company as well as certain operating subsidiaries.

(6)  Salary since the acquisition of TSG on February 19, 1998.

(7)  Salary since the acquisition of Resources on February 19, 1998.




                            OPTION/SAR GRANTS IN 1999

The following table shows stock option grants during 1999 to the Named Executive
Officers:

                                   NUMBER OF   PERCENT OF TOTAL
                                  SECURITIES     OPTIONS/SARS
                                  UNDERLYING      GRANTED TO     EXERCISE                  GRANT DATE
                                  OPTION/SARs    EMPLOYEES IN    PRICE PER   EXPIRATION      PRESENT
           NAME                     GRANTED       FISCAL YEAR      SHARE        DATE        VALUE $(1)
------------------------------    -----------  ----------------  ---------   ----------    -----------
John M. Yeaman(2) ............       25,000           2%           3.875      4/14/09      $ 68,750
Theodore L. Bathurst(3) ......       15,000           1%           3.875      4/14/09      $ 41,250
Brian B. Berry ...............         --             --            --           --            --
William D. Oates .............         --             --            --           --            --
John D. Woolf ................       25,000           2%           3.875      4/14/09      $ 68,750

----------------------

(1) The present value was determined using the Black-Scholes option-pricing model, assuming an expected life of seven years and a dividend yield of $0. In addition, expected volatility and risk-free interest rate, were assumed to be .70 and 5.3%, respectively.

(2) Includes 3 options granted as incentive stock options and 24,997 options granted as non-qualified stock options.

(3) Includes 3 options granted as incentive stock options and 14,997 options granted as non-qualified stock options.

         OPTION/SAR EXERCISES DURING 1999 AND YEAR-END OPTION/SAR VALUES

     The following table shows stock option exercises during 1999 by each of the named executive officers and the value of unexercised options at December 31, 1999:


                                                                                                 Value of Unexercised
                                                                    Number of                         In-the-Money
                                  Number                    Unexercised Options/SARs at             Options/SARs at
                                    of                          December 31, 1999(1)              December 31, 1999(2)
                                  Shares       Value        ---------------------------        -------------------------
            Name                 Exercised    Realized       Exercisable/Unexercisable         Exercisable/Unexercisable
----------------------------     ---------    ---------     ---------------------------        -------------------------

John M. Yeaman..............                                      58,333 / 216,667              $16,666 / $39,584
Theodore L. Bathurst........        5,000        $9,687           50,000 / 210,000              $  --   / $16,250
Brian B. Berry..............                                             --                             --
William D. Oates............                                             --                             --
John D. Woolf...............                                       8,333 / 16,667               $13,541 / $27,084

---------------------------

(1) As of December 31, 1999, options to purchase an aggregate of 3,417,583 shares of Common Stock were outstanding with a weighted average exercise price per share of $5.55 and expiring between January 27, 2005 and November 4, 2009.

(2) Amount is based on a year-end market value of $5.50 per share. Theodore L. Bathurst's exercise price exceeded the year-end market value for 50,000 exercisable shares and 200,000 unexercisable shares.

COMPENSATION OF DIRECTORS

     Each non-employee director receives an annual fee of $15,000, plus $1,000 for each Tyler Board meeting and $500 for each committee meeting attended.

EMPLOYMENT CONTRACTS

     On October 7, 1998, the Company entered into an employment agreement with Theodore L. Bathurst, which provides that the Company pay Mr. Bathurst for his services as Vice President and Chief Financial Officer of the Company a salary of $250,000 and a minimum guaranteed bonus of $37,500 for 1998. Mr. Bathurst will participate in performance bonus or incentive compensation plans made available to comparable level employees of the Company and its subsidiaries and receive all employee benefits and perquisites normally offered to the executive employees of the Company. In addition, the Company granted Mr. Bathurst options to purchase 250,000 shares of Common Stock (77,665 of which are incentive stock options and 172,335 of which are non-qualified stock options) at $6.44 per share, the closing price on October 7, 1998. The incentive and non-qualified stock options will vest ratably on each October 7, 1999-2003. The agreement also provides for a severance payment equal to one year of his then current base salary if he is terminated for any reason other than cause, as specified in the agreement.

     Effective February 19, 1998, the Company entered into an employment, confidentiality, non-solicitation, and non-competition agreement with Brian B. Berry, which provides that the Company will pay Mr. Berry a salary of at least $200,000 per year for his services to the Company. In addition, Mr. Berry is eligible to participate in performance bonus or incentive compensation plans made available to comparable level employees of the Company and its subsidiaries. Mr. Berry will also receive all employee benefits and perquisites normally offered to executive employees. The employment and confidentiality portions of the agreement expire February 19, 2003, and the non-solicitation and non-competition portions of the agreement expire the later of February 19, 2003 or the second anniversary of Mr. Berry's termination.

     Effective February 19, 1998, the Company entered into an employment, confidentiality, non-solicitation, and non-competition agreement with William D. Oates, which provides that the Company will pay Mr. Oates a salary of at least $200,000 per year for his services to the Company. In addition, Mr. Oates is eligible to participate in performance bonus or incentive compensation plans made available to comparable level employees of the Company and its subsidiaries. Mr. Oates will also receive all employee benefits and perquisites normally offered to executive employees. The employment and confidentiality portions of the agreement expire February 19, 2001, and the non-solicitation and non-competition portions of the agreement expire the later of February 19, 2003 or the third anniversary of Mr. Oates' termination.

     Effective January 1, 1998, the Company entered into an employment agreement with John D. Woolf which expires December 31, 2004. The agreement provides that the Company pay Mr. Woolf an annual base salary of at least $120,000. In addition, Mr. Woolf is eligible to participate in performance bonus or incentive compensation plans made available to comparable level employees of the Company and its subsidiaries. Mr. Woolf also receives all employee benefits and perquisites normally offered to the executive employees. The agreement also provides that, in the event Mr. Woolf is terminated for any reason other than cause, as specified in the agreement, he will continue to be paid his base salary for the remaining term of the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Members of the Compensation Committee of the Tyler Board are Ernest H. Lorch, Frederick R. Meyer, and Louis A. Waters. Mr. Waters is Co-Chief Executive Officer of the Company and Mr. Meyer was previously an officer of the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of April 14, 2000 by (i) each of the "Named Executive Officers" (as defined in Regulation S-K of the Securities Act of 1933, as amended), (ii) each director of Tyler, (iii) each beneficial owner of more than 5% of the outstanding shares of Common Stock, and
(iv) all executive officers and directors of Tyler as a group.

Name and Address of Beneficial Owner                    Amount and Nature of Ownership        Percent of Class (1)(2)
------------------------------------                    ------------------------------        -----------------------

William D. Oates                                                  7,751,000(3)                         17.9%
     2800 W. Mockingbird Lane
     Dallas, Texas 75235

Louis A. Waters                                                   2,509,900(4)                          5.5%
     520 Post Oak Boulevard, Suite 850
     Houston, Texas 77027

Brian B. Berry                                                      717,544(5)                          1.7%

C.A. Rundell, Jr.                                                   536,943(6)                          1.2%

John M. Yeaman                                                      490,517(7)                          1.1%

Frederick R. Meyer                                                  201,249(8)                            *

John D. Woolf                                                       166,667(9)                            *

Theodore L. Bathurst                                                 60,000(10)                           *

Ernest H. Lorch                                                      50,000                               *

All directors and executive officers as a group (10 persons)     12,566,454(11)                        27.3%

-----------------------------

*    Less than one percent of the outstanding Common Stock

(1) Reported in accordance with the beneficial ownership rules of the SEC. Unless otherwise noted, the stockholders listed in the table have both sole voting power and sole investment power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(2) Based on 43,340,687 shares of Common Stock outstanding at April 14, 2000. Each owner's percentage is calculated by dividing (a) the number of shares beneficially held by such owner by (b) the sum of (i) 43,340,687 plus (ii) the number of shares such owner has the right to acquire within sixty days.

(3) Includes beneficial ownership of 1,600,000 shares of Common Stock over which Mr. Oates has sole voting power, but no investment power, pursuant to collateral pledge agreements securing payment for the sale of such shares.

(4) Includes beneficial ownership of 2,000,000 shares of Common Stock subject to a warrant issued to Richmond Partners, Ltd. at an exercise price of $2.50 per share. Mr. Waters is the sole general partner of Richmond and deemed the beneficial owner of these shares.

(5) Includes beneficial ownership of 68,700 shares of Common Stock held in a foundation in which Mr. Berry is deemed to have sole voting power.

(6) Includes beneficial ownership of 395,764 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days, beneficial ownership of 20,000 shares of Common Stock held in a foundation in which Mr. Rundell has sole voting power, and 4,969 shares of Common Stock held in an individual retirement account in which Mr. Rundell has sole voting power.

(7) Includes beneficial ownership of 66,667 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days and 7,300 shares of Common Stock owned by a foundation in which Mr. Yeaman is deemed to have shared voting power.

(8) Includes beneficial ownership of 60,000 shares of Common Stock held in an individual retirement account in which Mr. Meyer has sole voting power.

(9) Includes beneficial ownership of 16,667 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days.

(10) Includes beneficial ownership of 55,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days.

(11) Includes 2,000,000 shares of Common Stock subject to a warrant, 570,765 shares of Common Stock that are issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days, and 1,760,969 shares of Common Stock held in foundation, individual retirement accounts, and other arrangements in which named persons have sole or shared voting power.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Periodically during 1999, the Company leased a private airplane owned by William D. Oates for business related trips, for which payments aggregated approximately $133,000. Mr. Oates is Chairman of the Executive Committee of the Tyler Board and a director of the Company.

         On December 9, 1998, the Company entered into an employment agreement with C.A. Rundell, Jr., which superseded the agreement dated October 8, 1997. Pursuant to this agreement, Mr. Rundell resigned as President and Chief Executive Officer of the Company, but remained as an employee director and member of the Executive Committee of the Company and was appointed Chairman of Forest City Auto Parts Company ("FCAP"). As Chairman of FCAP, Mr. Rundell's duties consisted of the development and implementation of a strategy to maximize the shareholder value of FCAP through the sale or liquidation of all or substantially all of FCAP. FCAP was subsequently sold in March of 1999 and Mr. Rundell received total cash compensation of $315,000 for his services in connection with this transaction. In addition, Mr. Rundell vested in 75,000 shares of restricted Tyler common stock originally granted to him under the October 8, 1997 agreement upon the closing of the sale of FCAP.

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