Form 10-Q
period 2000-03-31
TYLER TECHNOLOGIES INC
filed 2000-05-15
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

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

Number of shares of common stock of registrant outstanding at May 10, 2000:
43,345,687

                            TYLER TECHNOLOGIES, INC.

                                      INDEX


                                                                                        Page No.
                                                                                        --------
Part I - Financial Information (Unaudited)
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets .............................       3
                  Condensed Consolidated Statements of Operations ...................       4
                  Condensed Consolidated Statements of Cash Flows ...................       5
                  Notes to Condensed Consolidated Financial Statements ..............       6
         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .............................................      15
Part II - Other Information
         Item 1.  Legal Proceedings .................................................      20
         Item 6.  Exhibits and Reports on Form 8-K ..................................      20
Signatures ..........................................................................      20

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                   TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               (Unaudited)
                                                                                March 31,      December 31,
                                                                                  2000             1999
                                                                              -------------    -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $       1,800    $       2,424
     Accounts receivable (less allowance for losses of $1,402 in 2000
       and $1,257 in 1999)                                                           37,061           39,464
     Income tax receivable                                                            2,925            3,392
     Prepaid expenses and other current assets                                        2,821            3,301
     Deferred income taxes                                                            2,438            2,438
                                                                              -------------    -------------
        Total current assets                                                         47,045           51,019

Property and equipment, net                                                          21,580           21,789

Other assets:
     Investment securities available-for-sale                                        18,086           33,713
     Goodwill and other intangibles, net                                            168,145          160,665
     Other receivables                                                                3,287            3,358
     Sundry                                                                           2,163            1,991
                                                                              -------------    -------------
                                                                              $     260,306    $     272,535
                                                                              =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $       3,981    $       5,163
     Accrued liabilities                                                             14,384           13,786
     Current portion of long-term obligations                                         5,307            3,747
     Deferred revenue                                                                21,718           24,303
                                                                              -------------    -------------
        Total current liabilities                                                    45,390           46,999

Long-term obligations, less current portion                                          76,749           67,446
Deferred income taxes                                                                13,491           13,869
Other liabilities                                                                     5,118            5,317

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000 shares authorized,
       none issued                                                                       --               --
     Common stock, $.01 par value; 100,000,000 shares authorized;
       44,709,169 shares issued in both periods                                         447              447
     Additional paid-in capital                                                     151,298          151,298
     Accumulated deficit                                                            (28,334)         (24,615)
     Accumulated other comprehensive income -
       unrealized gain on securities available-for-sale                               2,304           17,931
     Treasury stock, at cost; 1,418,482  shares in both periods                      (6,157)          (6,157)
                                                                              -------------    -------------
          Total shareholders' equity                                                119,558          138,904
                                                                              -------------    -------------
                                                                              $     260,306    $     272,535
                                                                              =============    =============



See accompanying notes.

                            TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                            2000                1999
                                                                      ----------------    ----------------
Revenues:
  Software licenses                                                      $       4,436    $       3,616
  Professional services                                                         17,364            8,007
  Maintenance                                                                    8,998            4,471
  Hardware and other                                                             1,693            2,719
                                                                         -------------    -------------
          Total revenues                                                        32,491           18,813

Cost of revenues:
  Software licenses                                                                702              630
  Professional services and maintenance                                         17,563            7,297
  Hardware and other                                                             1,024            1,900
                                                                         -------------    -------------
          Total cost of revenues                                                19,289            9,827
                                                                         -------------    -------------
     Gross profit                                                               13,202            8,986

Selling, general and administrative expenses                                    12,292            5,468
Litigation defense costs                                                         1,174               --
Amortization of intangibles                                                      2,707            1,096
                                                                         -------------    -------------
     Operating income (loss)                                                    (2,971)           2,422

Interest expense                                                                 1,876              829
                                                                         -------------    -------------
Income (loss) from continuing operations before
   income tax provision (benefit)                                               (4,847)           1,593
Income tax provision (benefit)                                                  (1,547)             980
                                                                         -------------    -------------
Income (loss) from continuing operations                                        (3,300)             613
Loss from disposal of discontinued operations, net of income taxes                (419)            (565)
                                                                         -------------    -------------
Net income (loss)                                                        $      (3,719)   $          48
                                                                         =============    =============

Basic and diluted earnings (loss) per common share:
   Continuing operations                                                 $       (0.08)   $        0.02
   Discontinued operations                                                       (0.01)           (0.02)
                                                                         -------------    -------------
      Net earnings (loss) per common share                               $       (0.09)   $        0.00
                                                                         =============    =============

Weighted average common shares outstanding:
   Basic                                                                        43,291           34,771
   Diluted                                                                      43,291           35,962


See accompanying notes.

                            TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                               Three months ended March 31,
                                                                              -------------    -------------
                                                                                  2000                  1999
                                                                              -------------    -------------
Cash flows from operating activities:
    Net income (loss)                                                         $      (3,719)   $          48
    Adjustments to reconcile net income (loss) from operations to net cash provided (used) by operations:
        Depreciation and amortization                                                 4,197            1,812
        Deferred income taxes                                                          (472)            (141)
        Discontinued operations - noncash charges and
          changes in operating assets and liabilities                                    --             (665)
        Changes in operating assets and liabilities, exclusive of
          effects of acquired companies and discontinued operations                      (3)          (1,782)
                                                                              -------------    -------------
                Net cash provided (used) by operating activities                          3             (728)
                                                                              -------------    -------------

Cash flows from investing activities:
    Additions to property and equipment                                              (1,152)            (850)
    Investment in database and other software development costs                      (3,029)          (1,035)
    Cost of acquisitions, net of cash acquired                                       (3,073)          (5,781)
    Capital expenditures of discontinued operations                                      --             (534)
    Proceeds from disposal of discontinued operations,
        net of transaction costs                                                         --           11,291
    Issuance of notes receivable                                                         --           (1,000)
    Other                                                                              (169)              88
                                                                              -------------    -------------
                Net cash (used) provided by investing activities                     (7,423)           2,179
                                                                              -------------    -------------

Cash flows from financing activities:
    Net borrowings (payments) on revolving credit facility                            7,931              (50)
    Payments on notes payable                                                          (703)          (1,041)
    Payments of principal on capital lease obligations                                 (432)             (97)
                                                                              -------------    -------------
                Net cash provided (used) by financing activities                      6,796           (1,188)
                                                                              -------------    -------------

Net (decrease) increase in cash and cash equivalents                                   (624)             263
Cash and cash equivalents at beginning of period                                      2,424            1,558
                                                                              -------------    -------------
Cash and cash equivalents at end of period                                    $       1,800    $       1,821
                                                                              =============    =============

See accompanying notes

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)



(1)  Basis of Presentation

     The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at March 31, 2000, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  Acquisitions

     On January 3, 2000, the Company acquired all of the outstanding common stock of Capitol Commerce Reporter, Inc. ("CCR") of Austin, Texas for approximately $3,000,000 in cash, $1,200,000 in assumed debt and $2,800,000 five-year, 10% subordinated notes and financed the acquisition utilizing funds available under its bank credit agreement. The Company accounted for the acquisition of CCR using the purchase method of accounting and its results of operations are included in the Company's condensed consolidated financial statements since the date of acquisition. The purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The purchase price exceeded the estimated fair value of CCR's identifiable net assets by approximately $6,800,000. Goodwill is being amortized over 10 years.

     Since January 1, 1999 the Company has also acquired the entities described below in transactions which were accounted for by the purchase method of accounting and the cash portion of the consideration was financed utilizing funds available under its bank credit agreement. Results of operations of the acquired entities are included in the Company's condensed consolidated financial statements from their respective dates of acquisition.

                                                                                    Date
                Company Acquired                                                  Acquired
                ----------------                                                  --------
                Eagle Computer Systems, Inc. ("Eagle")                          March 1, 1999
                Micro Arizala Systems, Inc. ("FundBalance")                     April 1, 1999
                Process Incorporated ("MUNIS")                                  April 21, 1999
                Gemini Systems, Inc. ("Gemini")                                 May 1, 1999
                Pacific Data Technologies, Inc. ("Pacific Data")                July 16, 1999
                Cole-Layer-Trumble Company ("CLT")                              November 4, 1999

     The following unaudited pro forma information presents the consolidated results of operations as if all of the Company's acquisitions occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects. Because CCR was acquired January 3, 2000, historical results of operations for the three months ended March 31, 2000 are the same as pro forma results of operations and are not presented herein. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)




     transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                                                       Three months ended
                                                                          March 31, 1999
                                                                       ------------------
             Revenues..............................................         $ 36,511

             Income from continuing operations.....................         $  1,216

             Net income............................................         $    651

             Net income per diluted share..........................         $   0.02

(3)  Commitments and Contingencies

     As discussed in Note 17 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company, through certain of its subsidiaries, is involved in various environmental claims and claims for work-related injuries and physical conditions arising from a formerly-owned subsidiary that was sold in December 1995. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for further information.

     Except as summarized herein and detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, there are no other material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

(4)  Revenue Recognition

     The Company's software systems and services segment derives revenue from software licenses, postcontract customer support ("PCS"), and services. PCS includes telephone support, bug fixes, and rights to upgrade on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables as determined based on vendor specific objective evidence.

     The Company recognizes revenue from software transactions in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended as follows:

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

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)



     A majority of the Company's software arrangements involve off-the-shelf software, and the other elements are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, training has commenced, customer acceptance is reasonably assured, the fee is billable and the remaining services other than training are considered nominal.

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

     Contract Accounting - For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate mass appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed.

     Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software and hardware installation, support and maintenance contracts.

     Through its information and property records services segment, the Company provides computerized indexing and imaging of real property records, records management and micrographic reproduction, as well as information management outsourcing and professional services required by county and local government units and agencies. The Company provides title plant update services to title companies and sales of copies of title plants. The Company recognizes service revenue when services are performed and equipment sales when the products are shipped.

     Title Plants - Sales of copies of title plants are usually made under long-term installment contracts. The contract with the customer is generally bundled with a long-term title plant update service arrangement. The bundled fees are payable on a monthly basis over the respective contract period and revenue is recognized on an as-billable basis over the terms of the arrangement.

     The Company also receives royalty revenue relating to the current activities of two former subsidiaries. Royalty revenue is recognized as earned upon receipt of royalty payments.

(5)  Litigation Defense Costs

     In December 1999, a competitor of one of the Company's operating subsidiaries filed a lawsuit against the subsidiary, an employee of the subsidiary, and the Company alleging that the employee, who had

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)



     previously been an employee of the competitor, had taken confidential and proprietary trade secrets upon leaving the employ of the competitor. The lawsuit proceeded on an accelerated court schedule and was tried before a judge in March 2000. After a trial on the merits, the trial court issued a favorable ruling on behalf of the Company and its subsidiary and awarded no monetary damages to the competitor. Incremental direct legal costs relating to the defense of these matters were approximately $1,174,000, which is included in litigation defense costs in the accompanying consolidated condensed financial statements for the three months ended March 31, 2000.

(6)  Discontinued Operations

     Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995. During the first quarter of 2000, the Company expensed approximately $419,000 (net of taxes of $226,000) for trial and related costs. Also, as discussed in Note 17 to the Company's 1999 Form 10-K, the Company entered into a Standstill Agreement in March 2000 with the plaintiffs alleging claims for work related injuries and physical conditions.

     In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts retailer, Forest City Auto Parts Company ("Forest City"). Accordingly, this segment has been accounted for as a discontinued operation. The measurement date for recording the estimated loss on disposition of the segment was in December 1998.

     The Company estimated the loss on the disposal of Forest City to be $8,939,000, which was reported in its 1998 Form 10-K. The estimated loss included anticipated operating losses from the measurement date of December 31, 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the three months ended March 31, 1999 of $565,000 (net of taxes of $364,000) to reflect higher than expected transaction costs and operating losses.

(7)  Sale of Copies of Title Plants

     During the three months ended March 31, 1999, the Company reported and recognized $1,675,000 of revenue and $12,000 of interest income in connection with sales of copies of title plants. Each of the contracts included the sale of copies of title plants combined with five and ten year title plant update service agreements to provide monthly update services. The Company previously sold update services separately to these customers. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 101 entitled, "Revenue Recognition in Financial Statements" ("SAB 101"), in which the SEC staff clarified certain revenue recognition matters. The Company previously unbundled the incremental value ascribed to the delivery and sale of the ownership privilege, while SAB 101 requires transactions of this nature to remain bundled and the associated revenues to be recognized ratably over the service period. As disclosed in Note 16 to the Consolidated Financial Statements included in the Company's 1999 Form 10-K, the Company changed its accounting in the fourth quarter of 1999 effective to the beginning of the year. The effect of the accounting change was to reduce revenue by $1,620,000 and to reduce net income by $1,061,000 ($0.03 per diluted share) from amounts previously reported for the three months ended March 31, 1999. The accompanying consolidated condensed financial statements as of and for the three months ended March 31, 1999 have been restated to reflect the change.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)



(8)  Earnings Per Share

     Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of Tyler common shares outstanding during the period. Diluted earnings (loss) per share is calculated in the same manner as basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and a warrant that would have had a dilutive effect on earnings (loss) per share. The Company incurred a loss from operations for the three months ended March 31, 2000. As a result, the denominator was not adjusted for dilutive securities in 2000 as the effect would be antidilutive.

     The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented:

                                                                              Three months ended
                                                                                  March 31,
                                                                         ------------------------------
                                                                              2000             1999
                                                                         -------------    -------------
             Numerators for basic and diluted earnings per share:
               Income (loss) from continuing operations ..............   $      (3,300)   $         613
                                                                         =============    =============

             Denominator:
               Denominator for basic earnings per share-
               Weighted-average outstanding common shares ............          43,291           34,771

               Effect of dilutive securities:
               Employee stock options ................................              --              142
               Warrant ...............................................              --            1,049
                                                                         -------------    -------------
             Dilutive potential common shares ........................              --            1,191
                                                                         -------------    -------------
             Denominator for diluted earnings per share-
                 Adjusted weighted-average outstanding
                  common shares and assumed conversion ...............          43,291           35,962
                                                                         =============    =============

             Basic and diluted earnings (loss) per share from
                  continuing operations ..............................   $       (0.08)   $        0.02
                                                                         =============    =============



(9)  CPS Systems Notes Receivable

     In March 1999, the Company entered into a merger agreement pursuant to which the Company contemplated the acquisition of all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, the Company provided CPS with bridge financing of $1,000,000 in the form of a note secured by a second lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property. The note provided for interest at 2% over the prime rate and was initially due on October 30, 1999. In June 1999, Tyler provided notice to CPS that it was exercising its right to terminate the merger agreement. Although the original agreement was terminated, the Company and CPS continued to negotiate to find an alternative structure for the transaction, and the Company continued to provide bridge financings to CPS on terms similar to the original note.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)



     In January 2000, CPS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On March 24, 2000, the bankruptcy court conducted a public auction of the assets and the Company submitted a cash only bid of $100,000 for the California Visual Basic/Oracle Tax and CAMA software assets of CPS. The Company closed on the transaction on March 30, 2000, and anticipates minimal to no recovery of amounts due under its secured notes. Accordingly, the aggregate amounts of notes receivable from the bridge financings and related accrued interest receivable and other costs were expensed in the fourth quarter of 1999.

(10) Investment Securities Available-for-Sale

     Pursuant to an agreement in August 1999 with two major shareholders of H.T.E., Inc. ("HTE"), the Company exchanged its common stock in a series of transactions which had a fair value of $15,782,000 for 5,618,952 shares of HTE common stock. This investment is classified as a non-current asset since it was made for a continuing business purpose.

     Although the Company owns 32% of HTE's outstanding common stock, HTE management has taken the position that, under Florida law, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as a majority of the shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE.

     The Company accounts for its investment in HTE pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

     At March 31, 2000, the cost, fair value and gross unrealized holding gain amounted to $15,782,000, $18,086,000, and $2,304,000, respectively, based on a quoted market price of $3.22 per share. Because of the Company's existing capital loss carryforwards, the unrealized holding gain has not been tax effected. At May 9, 2000, the fair value of the investment securities available-for-sale was $8,428,000 based on a quoted market price of $1.50 per share.

     If the uncertainty regarding the voting shares is resolved in the Company's favor, the Company will retroactively adopt the equity method of accounting for this investment. Therefore, the Company's results of operations and retained earnings for periods beginning with the first 1999 acquisition will be retroactively restated to reflect the Company's investment in HTE for all periods in which it held an investment in the voting stock of HTE. Had the Company's investment in HTE been accounted for under the equity method, the Company's investment at March 31, 2000 would have been $13,170,000 and the equity in loss of HTE for the three months ended March 31, 2000 would have been $1,261,000.

(11) Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)


     prominence as other annual financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the condensed consolidated balance sheet. For the three months ended March 31, 2000, the Company had comprehensive loss of $19,346,000 including other comprehensive loss of $15,627,000 (no tax effect due to the change in the valuation allowance related to the existing capital loss carryforwards) associated with unrealized loss on securities classified as available-for-sale.

(12) Segment and Related Information

     The Company has two reportable segments: software systems and services and information and property records services. The software systems and services segment provides municipal and county governments with software systems and related services to meet their information technology and automation needs including real estate appraisal services. The largest component of the information and property records services business is the computerized indexing and imaging of real property records maintained by county clerks and recorders, in addition to the provision of other information management outsourcing services, records management, micrographic reproduction and title plant update services and sales of copies of title plants to title companies.

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. The Company defines segment operating income as income before noncash amortization of intangible assets associated with their acquisition by Tyler, interest expense, non-recurring items and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     There were no intersegment transactions, thus no eliminations are necessary.

     The Company's reportable segments are strategic business units that offer different products and services. They are separately managed as each business requires different marketing and distribution strategies.

     The Company derives a majority of its revenue from domestic customers. The information and property records services segment conducts minor operations in Germany, which are not significant and are not separately disclosed.

     Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered:


     For the three months ended March 31, 2000
     -----------------------------------------
                                                           Information
                                             Software      & Property
                                              Systems        Records                         Continuing
                                            & Services       Services          Other         Operations
                                           -------------   -------------   -------------    -------------
Revenues ...............................   $      21,373   $      11,118   $          --    $      32,491

Segment operating
   profit (loss) .......................           1,106           1,767          (1,963)             910

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)



     For the three months ended March 31, 1999
     -----------------------------------------

                                                      Information
                                         Software     & Property
                                         Systems        Records                         Continuing
                                       & Services       Services         Other          Operations
                                      -------------   -------------   -----------      -------------
             Revenues .............   $      10,291   $       8,522   $          --    $      18,813


             Segment operating
                profit (loss) .....           2,497           2,502          (1,481)           3,518



                                                           Three months ended March 31,
                                                          ------------------------------
Reconciliation of reportable segment operating
profit  to the Company's consolidated totals                  2000              1999
                                                          -------------    -------------
Total segment operating profit for
   reportable segments ................................   $         910    $       3,518

Interest expense ......................................          (1,876)            (829)

Litigation defense costs ..............................          (1,174)              --

Goodwill and intangibles amortization .................          (2,707)          (1,096)
                                                          -------------    -------------
Income (loss) from continuing operations
   before income tax ..................................   $      (4,847)   $       1,593
                                                          =============    =============


(13) Subsequent Event

     On April 6, 2000, the Company announced that it executed a Letter of Intent with a national provider of title insurance and diversified real estate related services to form a national data and information company known as NationsData.com. The new company would be a national transaction-based business to business Internet portal offering proprietary real property data, information and services.

     The transaction is subject to, among other things, certain regulatory approvals and consents from both companies' banking syndicates, satisfactory completion of due diligence by both parties and the execution of definitive agreements.


(14) New Accounting Pronouncements Not Yet Adopted

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

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD - LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the ability of the Company to successfully integrate the operations of acquired companies, technological risks associated with the development of new products and the enhancement of existing products, changes in the budgets and regulating environments of the Company's government customers, the ability to attract and retain qualified personnel, changes in product demand, the availability of products, changes in competition, economic conditions, changes in tax risks, availability of capital, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

     When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should", "projects", "forecast", "might", "could" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

     GENERAL

     The Company is a provider of technology, software, data warehousing, web hosting services, electronic document management systems, information management outsourcing services, title plant and property record database information, and real estate appraisal services for local governments.

     In mid 1997, the Company embarked on a multi-phase strategy and growth plan focused on the specialized information management needs of local government. Since that time, the Company has experienced growth both internally and as a result of a number of acquisitions.

     By the close of 1999, the Company considered itself an important provider of information management solutions in the local government marketplace, providing a selection of products for city and county government operations from law enforcements, to courts, financial systems, appraisal and taxation, records management, and utility billing.

     From 1998 and through 2000, the Company has made a significant number of acquisitions. All of the Company's acquisitions have been accounted for using the purchase method of accounting for business combinations, and the results of operations of the acquired entities are included in the Company's historical consolidated financial statements from their respective dates of acquisition. Because of the significance of these acquisitions in the following analysis of results of operations, the Company has provided pro forma amounts as if all of the Company's acquisitions had occurred as of the beginning of 1999.

     ANALYSIS OF RESULTS OF OPERATIONS

     REVENUES

     For the three months ended March 31, 2000, Tyler had revenues from continuing operations of $32,491,000, compared to $18,813,000 for the same period in 1999. On a pro forma basis, total revenues for the three months ended March 31, 1999 were $36,511,000, compared to $32,491,000 for the three months ended March 31, 2000. The decline in revenues on a pro forma basis was primarily because of Year 2000 ("Y2K") related factors. Many customers and potential customers instituted Y2K "lockdowns" and did not install new systems in the first quarter. Additionally, the 1999 pro forma revenues were aided somewhat by accelerated Y2K compliance related sales.

     Pro forma software license revenue for the three months ended March 31, 2000 declined $2,282,000 from $6,718,000 in the prior year period. Pro forma software license revenue comparisons were negatively impacted by the Y2K factors described above. January and February sales volume in 2000 was unusually low compared to the prior year periods, while March sales rebounded to more normal levels. Revenue declines were offset slightly by delivery of new accounting application products for certain cities in Texas.

     Professional services revenue on a pro forma basis declined approximately $1,063,000, compared to $18,427,000 in the first quarter of 1999 primarily due to lower real estate appraisal services of approximately $1,800,000. Revenue from real estate appraisal services varies from period to period based on the customer's re-appraisal cycles. Offsetting the real estate services decline was approximately $1,300,000 of revenue recognized in the first quarter of 2000 relating to a $4,500,000 contract with the Cook County, Recorder of Deeds in Chicago to convert documents recorded and stored on microfilm from 1985 to 1997 to digitized images. This contract was awarded in July 1999 and approximately $3,300,000 of revenue has been recognized as of March 31, 2000 and the remainder of the contract is expected to be completed by the third quarter of 2000. The remaining decline in professional services on a pro forma basis was due to the Y2K related factors described above.

     Pro forma maintenance revenue increased 10% compared to $8,211,000 in 1999 due to an increase in the Company's customer base of installed software and services products. Maintenance services are provided for the Company's software products, including real estate appraisal products, and third party hardware. The renewal rate for real estate appraisal maintenance agreements is not as high as other software and hardware maintenance agreements and will vary somewhat from period to period. On a pro forma basis, real estate appraisal maintenance revenue declined approximately $587,000 in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Total pro forma maintenance revenue, including real estate appraisal maintenance agreements, increased approximately $787,000 for the first three months of 2000 compared to the prior year period. As a percent of revenue, total maintenance revenue on a pro forma basis was approximately 28% for the first three months ended March 31, 2000 compared to approximately 22% in the prior year period.

     For the three months ended March 31, 2000, pro forma hardware and other revenues declined approximately $1,462,000 compared to $3,155,000 in the first quarter of 1999 mainly due to the Y2K related factors described above.

     For the remainder of 2000, the Company anticipates slower revenue growth compared to 1999 as the Company pursues long-term development of its e-commerce growth strategy. In 2000 the Company plans to emphasize its long-term growth opportunities in e-commerce by developing Internet accessible solutions for its current installed basis, as well as the broader local government market.

     COST OF REVENUES

     For the three months ended March 31, 2000, cost of revenues from continuing operations were $19,289,000, compared to $9,827,000 for the same period in 1999. On a pro forma basis, total cost of revenues for the three months ended March 31, 1999 were $20,131,000 compared to $19,289,000 for the three months ended March 31, 2000.

     The cost of revenues decline is primarily due to lower revenues. In addition, personnel costs, which is somewhat fixed in nature, is the largest component of cost of revenues, and contributed to a lower gross margin in the first quarter of 2000. The gross margin was also negatively impacted from a product mix that included less software license revenue in the first quarter of 2000 compared to the prior year period. On a pro forma basis, the overall gross margin was 41% for the three months ended March 31, 2000 compared to 45% for the three months ended March 31, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 2000 were $12,292,000 compared to $5,468,000 in the comparable prior year period. On a pro forma basis, selling, general and administrative expenses as a percent of revenues was 38% and 28% for the three months ended March 31, 2000 and 1999, respectively. Lower sales volume combined with higher additional personnel negatively impacted selling, general and administrative expense comparisons. Selling, general and administrative expenses in 2000 included approximately $1,300,000 additional expenses associated with the Company's national data repository ("Database") activities and its preliminary sales efforts.

     LITIGATION DEFENSE COSTS

     In December 1999, a competitor of one of the Company's operating subsidiaries filed a lawsuit against the subsidiary, an employee of the subsidiary, and the Company alleging that the employee, who had previously been an employee of the competitor, had taken confidential and proprietary trade secrets upon leaving the employ of the competitor. The lawsuit proceeded on an accelerated court schedule and was tried before a judge in March 2000. After a trial on the merits, the trial court issued a favorable ruling on behalf of the Company and its subsidiary and awarded no monetary damages to the competitor. Incremental direct legal costs relating to the defense of these matters was approximately $1,174,000, which is included in defense litigation costs in the accompanying consolidated condensed financial statements for the three months ended March 31, 2000. In addition, the Company devoted significant internal resources to the litigation defense, the costs of which are included in selling, general and administrative expenses.

     AMORTIZATION OF INTANGIBLES

     The Company has accounted for all acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the fair value of net identifiable assets of the acquired companies ("goodwill") and intangibles associated with acquisition are amortized using the straight-line method of amortization over their respective useful lives beginning when a company is first acquired. Amortization expense has increased for the three months ended March 31, 2000 compared to the same period of 1999 due to inclusion of goodwill amortization for companies acquired after March 31, 1999.

     INTEREST EXPENSE

     Interest expense has increased substantially for the three months ended March 31, 2000 compared to the same period of 1999. The Company incurred debt to finance acquisitions and their related transaction costs and construction of the Database. In connection with construction of the Database, the Company capitalized $100,000 of interest cost in the first quarter of 2000. In addition to higher debt levels, the average effective interest rate for the three months ended March 31, 2000 was 8.9% compared to 7.1% for the same period in 1999.

     INCOME TAX PROVISION

     In the first quarter of 2000, the Company had a loss from continuing operations before income taxes of $4,847,000 and an income tax benefit of $1,547,000, resulting in an effective tax rate of 32%. The comparable 1999 rate was 62%. These effective income tax rates are due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

     DISCONTINUED OPERATIONS

     The Company recorded a net loss from disposal of discontinued operations of $419,000 and $565,000 for the three months ended March 31, 2000 and 1999, respectively. Discontinued operations in 2000 consist of Swan Transportation ("Swan") whose operations were discontinued in 1995 and TPI of Texas, Inc. ("TPI"), which sold substantially all of its assets and liabilities in 1995. The 1999 loss from discontinued operations includes Forest City, which was disposed of in March 1999.

     In the three months ended March 31, 2000, TPI and Swan together recorded a charge of $419,000 for trial and related costs, net of taxes of $226,000.

     The Company estimated the loss on the disposal of Forest City to be $8,939,000, which was reported in its 1998 Form 10-K. The estimated loss included anticipated operating losses from the measurement date of December 31, 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the three months ended March 31, 1999 of $565,000 (net of taxes of $364,000) to reflect higher than expected transaction costs and operating losses.

     NET INCOME (LOSS) AND OTHER MEASURES

     Net loss was $3,719,000 for the three months ended March 31, 2000 compared to net income of $48,000 in the first quarter of 1999. Net loss from continuing operations was $3,300,000 for the three months ended March 31, 2000 compared to net income of $613,000 for the three months ended March 31, 1999. For the three months ended March 31, 2000, diluted loss per share from continuing operations was $0.08 compared to diluted earnings per share from continuing operations of $0.02 for the three months ended March 31, 1999.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three months ended March 31, 2000 was $2,400,000 compared to $4,234,000 for the comparable prior year period. EBITDA consists of income from continuing operations before interest, litigation defense costs, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. Cash flows provided by operating activities for the three months ended March 31, 2000 were $3,000 compared to cash used by operating activities of $728,000 for the three months ended March 31, 1999.

     FINANCIAL CONDITION AND LIQUIDITY

     In October 1999, the Company entered into a three-year $80 million revolving credit agreement ("Senior Credit Facility") with a group of banks. Borrowings under the Senior Credit Facility, as amended, bear interest at either the lead bank's prime rate plus a margin of .25% to 1.50% or the London Interbank Offered Rate plus a margin of 2.25% to 3.50%, depending on the Company's ratio of indebtedness to EBITDA. At March 31, 2000, the Company had outstanding borrowings and letters of credit of $70,150,000 and available borrowing capacity of $9,850,000 under the Senior Credit Facility. For the three months ended March 31, 2000 and 1999, the effective average interest rate for the borrowings was approximately 8.9% and 7.1%, respectively. The Senior Credit Facility is secured by substantially all of the Company's real and personal property and a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. Under the terms of the Senior Credit Facility the Company has the right to increase the facility to $100,000,000 subject to the participation of additional new lenders.

     For the three months ended March 31, 2000, the Company incurred capital expenditures of $4,081,000. These expenditures included $3,029,000 relating to the construction of the Database and other software development. The remaining expenditures were primarily for computer equipment and building expansions required for internal growth. In connection with the construction of the Database and other software development the Company capitalized interest costs of approximately $100,000.

     In January 2000, the Company acquired all of the outstanding common stock of Capitol Commerce Reporter, Inc. ("CCR") for approximately $3,000,000 in cash, $1,200,000 in assumed debt and $2,800,000 in five-year, 10% subordinated notes in a business combination accounted for as a purchase. CCR is based in Austin, Texas and provides public records research, documents retrieval, filing and information services.

     These expenditures were primarily funded by borrowings of approximately $7,900,000 from the Company's revolving credit facility.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit
              Number       Exhibit
              -------      -------

                27         Financial Data Schedule


         (b) Form 8-K/A dated January 18, 2000, which amended Form 8-K, Asset Purchase Agreement dated November 3, 1999, among Tyler Technologies, Inc., Cole-Layer-Trumble Company ("CLT"), and Day & Zimmerman, L.L.C., relating to the acquisition of certain assets and liabilities of CLT, filed November 18, 1999. The Form 8-K/A included pro forma condensed consolidated financial statements for the year ended December 31, 1998 and the nine months ended September 30, 1999. The Form 8-K/A also included audited financial statements of CLT as of December 26, 1997, December 27, 1998 and October 1, 1999 and for the respective years or periods then ended.

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



                                 By: /s/ Terri L. Alford
                                    -------------------------------------------
                                    Terri L. Alford
                                    Controller
                                    (principal accounting officer and an
                                    authorized signatory)


Date: May 15, 2000

                               INDEX TO EXHIBITS


Exhibit
Number      Description
-------     -----------
 27         Financial Data Schedule