Form 10-Q
period 2000-06-30
TYLER TECHNOLOGIES INC
filed 2000-08-16
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

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

Yes [X]    No [ ]

Number of shares of common stock of registrant outstanding at August 9, 2000:
46,679,447

                            TYLER TECHNOLOGIES, INC.

                                      INDEX

                                                                                                 Page No.
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets ...................................         3

                  Condensed Consolidated Statements of Operations .........................         4

                  Condensed Consolidated Statements of Cash Flows..........................         5

                  Notes to Condensed Consolidated Financial Statements ....................         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and

                  Results of Operations ...................................................         16

Part II - Other Information

         Item 1.  Legal Proceedings .......................................................         23

         Item 4.  Submission of Matters to a Vote of Security Holders......................         23

         Item 6.  Exhibits and Reports on Form 8-K.........................................         23

Signatures ................................................................................         24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except par value and number of shares)

                                                                      (Unaudited)
                                                                        June 30,   December 31,
                                                                          2000         1999
                                                                      ----------- ------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $   1,873    $   2,424
   Accounts receivable (less allowance for losses of $1,387 in 2000
    and $1,257 in 1999)                                                   39,514       39,464
   Income taxes receivable                                                 3,326        3,392
   Prepaid expenses and other current assets                               3,583        3,301
   Deferred income taxes                                                   2,436        2,438
                                                                       ---------    ---------
    Total current assets                                                  50,732       51,019

Property and equipment, net                                               21,141       21,789

Other assets:
   Investment securities available-for-sale                                7,375       33,713
   Goodwill and other intangibles, net                                   167,942      160,665
   Other receivables                                                       3,214        3,358
   Sundry                                                                  3,028        1,991
                                                                       ---------    ---------
                                                                       $ 253,432    $ 272,535
                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   3,651    $   5,163
   Accrued liabilities                                                    10,376       13,786
   Current portion of long-term obligations                               31,961        3,747
   Deferred revenue                                                       24,052       24,303
                                                                       ---------    ---------
    Total current liabilities                                             70,040      46,999

Long-term obligations, less current portion                               50,755       67,446
Deferred income taxes                                                     13,112       13,869
Other liabilities                                                          5,065        5,317

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $10.00 par value; 1,000,000 shares authorized,
    none issued                                                               --           --
   Common stock, $.01 par value; 100,000,000 shares authorized;
    48,042,969 and 44,709,169 shares issued at 6/30/00 and 12/31/99,
    respectively                                                             481          447
   Additional paid-in capital                                            160,595      151,298
   Accumulated deficit                                                   (32,313)     (24,615)
   Accumulated other comprehensive income -
    unrealized (loss) gain on securities available-for-sale               (8,408)      17,931
   Treasury stock, at cost: 1,363,522 and 1,418,482 shares
    at 6/30/00 and 12/31/99, respectively                                 (5,895)      (6,157)
                                                                       ---------    ---------
     Total shareholders' equity                                          114,460      138,904
                                                                       ---------    ---------
                                                                       $ 253,432    $ 272,535
                                                                       =========    =========

See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three months ended       Six months ended
                                                        June 30,                June 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
Revenues:
 Software licenses                                $  4,131    $  6,419    $  8,567    $ 10,034
 Professional services                              17,349      11,068      34,713      19,073
 Maintenance                                         9,258       5,927      18,256      10,399
 Hardware and other                                  1,401       3,513       3,094       6,234
                                                  --------    --------    --------    --------
     Total revenues                                 32,139      26,927      64,630      45,740

Cost of revenues:
 Software licenses                                     735         835       1,437       1,466
 Professional services and maintenance              17,363       9,503      34,926      16,800
 Hardware and other                                    989       2,313       2,013       4,212
                                                  --------    --------    --------    --------
      Total cost of revenues                        19,087      12,651      38,376      22,478
                                                  --------    --------    --------    --------

  Gross profit                                      13,052      14,276      26,254      23,262

Selling, general and administrative expenses        12,655       9,649      24,947      15,117
Litigation defense costs                                90          --       1,264          --
Amortization of intangibles                          2,652       1,552       5,359       2,648
                                                  --------    --------    --------    --------

  Operating income (loss)                           (2,345)      3,075      (5,316)      5,497

Interest expense                                     2,020         927       3,896       1,756
                                                  --------    --------    --------    --------
(Loss) income from continuing operations before
 income tax (benefit) provision                     (4,365)      2,148      (9,212)      3,741
Income tax (benefit) provision                        (454)      1,446      (2,001)      2,426
                                                  --------    --------    --------    --------
(Loss) income from continuing operations            (3,911)        702      (7,211)      1,315
Loss from disposal of discontinued operations,
 net of income taxes                                   (68)       (780)       (487)     (1,345)
                                                  --------    --------    --------    --------
Net loss                                          $ (3,979)   $    (78)   $ (7,698)   $    (30)
                                                  ========    ========    ========    ========

Basic and diluted earnings (loss) per
 common share:
 Continuing operations                            $  (0.09)   $   0.02    $  (0.16)   $   0.04
 Discontinued operations                             (0.00)      (0.02)      (0.01)      (0.04)
                                                  --------    --------    --------    --------
   Net earnings (loss) per common share           $  (0.09)   $  (0.00)   $  (0.17)   $  (0.00)
                                                  ========    ========    ========    ========

Weighted average common shares outstanding:
 Basic                                              44,894      38,539      44,092      36,648
 Diluted                                            44,894      39,944      44,092      37,946

See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six months ended June 30,
                                                               -------------------------
                                                                   2000         1999
                                                               -----------   -----------

Cash flows from operating activities:
 Net loss                                                        $ (7,698)   $    (30)
 Adjustments to reconcile net loss from operations
  to net cash (used) provided by operations:
    Depreciation and amortization                                   8,773       4,298
    Deferred income taxes                                            (848)       (455)
    Discontinued operations - noncash charges and
     changes in operating assets and liabilities                       --        (665)
    Changes in operating assets and liabilities, exclusive of
     effects of acquired companies and discontinued operations     (5,117)     (2,663)
                                                                 --------    --------
          Net cash (used) provided by operating activities         (4,890)        485
                                                                 --------    --------

Cash flows from investing activities:
 Additions to property and equipment                               (2,189)     (2,123)
 Investment in database and other software development costs       (5,769)     (1,997)
 Cost of acquisitions, net of cash acquired                        (3,073)    (22,412)
 Capital expenditures of discontinued operations                       --        (534)
 Proceeds from disposal of discontinued operations,
    net of transactions costs                                          --      11,291
 Issuance of notes receivable                                          --      (1,000)
 Other                                                               (524)        (94)
                                                                 --------    --------
          Net cash used by investing activities                   (11,555)    (16,869)
                                                                 --------    --------

Cash flows from financing activities:
 Net borrowings on revolving credit facility                        9,581      16,703
 Payments on notes payable                                         (1,461)     (1,354)
 Payments of principal on capital lease obligations                  (665)       (201)
 Proceeds from sale of common stock, net of issuance costs          9,270          --
 Proceeds from notes receivable                                        --         643
 Sale of treasury shares to employee benefit plan                      19          20
 Debt issuance cost                                                  (850)       (100)
                                                                 --------    --------
          Net cash provided by financing activities                15,894      15,711
                                                                 --------    --------

Net decrease in cash and cash equivalents                            (551)       (673)
Cash and cash equivalents at beginning of period                    2,424       1,558
                                                                 --------    --------

Cash and cash equivalents at end of period                       $  1,873    $    885
                                                                 ========    ========

See accompanying notes

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)      Basis of  Presentation

         The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at June 30, 2000, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)      Acquisitions

         On January 3, 2000, the Company acquired all of the outstanding common stock of Capitol Commerce Reporter, Inc. ("CCR") of Austin, Texas for approximately $3.0 million in cash, $1.2 million in assumed debt and $2.8 million in five-year, 10% subordinated notes and financed the cash portion of the acquisition utilizing funds available under its bank credit agreement. The Company accounted for the acquisition of CCR using the purchase method of accounting and its results of operations are included in the Company's condensed consolidated financial statements since the date of acquisition. The purchase price has been preliminarily allocated to the assets and liabilities based on their estimated respective fair values. The purchase price exceeded the estimated fair value of CCR's identifiable net assets by approximately $6.8 million. Goodwill is being amortized over ten years.

         Since January 1, 1999, the Company has also acquired the entities described below in transactions which were accounted for by the purchase method of accounting and the cash portion of the consideration was financed utilizing funds available under its bank credit agreement. Results of operations of the acquired entities are included in the Company's condensed consolidated financial statements from their respective dates of acquisition.

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

         The following unaudited pro forma information (in thousands, except per share data) presents the consolidated results of operations as if all of the Company's acquisitions occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects. Because CCR was acquired January 3, 2000, historical results of operations for the six months ended June 30, 2000 are the same as pro forma results of operations and are not presented herein. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                        Six months ended
                                                                          June 30, 1999
                                                                       ------------------

             Revenues..............................................       $    73,320

             Income from continuing operations.....................       $     2,234

             Net income............................................       $       889

             Net income per diluted share..........................       $      0.02

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

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

(5)      Litigation Defense Costs

         In December 1999, a competitor of one of the Company's operating subsidiaries filed a lawsuit against the subsidiary, an employee of the subsidiary, and the Company alleging that the employee, who had previously been an employee of the competitor, had taken confidential and proprietary trade secrets upon leaving the employ of the competitor. The lawsuit proceeded on an accelerated court schedule and was tried before a judge in March 2000. After a trial on the merits, the trial court issued a favorable ruling on behalf of the Company and its subsidiary and awarded no monetary damages to the competitor. Incremental direct legal costs relating to the defense of these matters were $1.3 million, which are included in litigation defense costs in the accompanying consolidated condensed financial statements for the six months ended June 30, 2000.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(6)      Discontinued Operations

         Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly-owned subsidiary that was sold in 1995. For the three and six months ended June 30, 2000, the Company expensed $68,000 (net of taxes of $37,000) and $487,000 (net of taxes of $263,000), respectively, for trial and related costs. Also, as discussed in Note 17 to the Company's 1999 Form 10-K, the Company entered into a Standstill Agreement in March 2000 with the plaintiffs alleging claims for work related injuries and physical conditions.

         In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts retailer, Forest City Auto Parts Company ("Forest City"). Accordingly, this segment has been accounted for as a discontinued operation. The measurement date for recording the estimated loss on disposition of the segment was in December 1998.

         The Company estimated the loss on the disposal of Forest City to be $8.9 million which was reported in its 1998 financial statements. The estimated loss included anticipated operating losses from the measurement date of December 31, 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the six months ended June 30, 1999 of $565,000 (net of taxes of $364,000) to reflect higher than expected transaction costs and operating losses.

(7)      Sale of Copies of Title Plants

         During the three months ended June 30, 1999, the Company reported and recognized $1.9 million of revenue and $86,000 of interest income in connection with sales of copies of title plants. For the six months ended June 30, 1999, the Company reported and recognized $3.6 million of revenue and $98,000 of interest income in connection with sales of copies of title plants. Each of the contracts included the sale of copies of title plants combined with five and ten year title plant update service agreements to provide monthly update services. The Company previously sold update services separately to these customers. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 entitled, "Revenue Recognition in Financial Statements" ("SAB 101"), in which the SEC staff clarified certain revenue recognition matters. The Company previously unbundled the incremental value ascribed to the delivery and sale of the ownership privilege, while SAB 101 requires transactions of this nature to remain bundled and the associated revenues to be recognized ratably over the service period. As disclosed in Note 16 to the Consolidated Financial Statements included in the Company's 1999 Form 10-K, the Company changed its accounting in the fourth quarter of 1999 effective to the beginning of the year. The effect of the accounting change was to reduce revenue by $1.7 million and to reduce net income by $1.2 million ($0.03 per diluted share) from amounts previously reported for the three months ended June 30, 1999. For the six months ended June 30, 1999, the effect of the accounting change on amounts previously reported was to reduce revenue by $3.4 million and to reduce net income by $2.3 million ($0.06 per diluted share). The accompanying consolidated condensed financial statements as of and for the three and six months ended June 30, 1999 have been restated to reflect the change.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(8)      Earnings Per Share

         Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated in the same manner as basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings (loss) per share. The Company incurred losses from continuing operations for the three months and six months ended June 30, 2000. As a result, the denominator was not adjusted for dilutive securities in 2000 as the effect would be antidilutive.

         The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share data):

                                                             Three months ended     Six months ended
                                                                   June 30,              June 30,
                                                            --------------------  --------------------
                                                               2000       1999       2000       1999
                                                            ---------   --------  ---------   --------
Numerators for basic and diluted earnings per share:
    Income (loss) from continuing operations ............   $ (3,911)   $   702   $ (7,211)   $ 1,315
                                                            ========    =======   ========    =======

Denominator:
    Denominator for basic earnings per share-
    Weighted-average common shares outstanding ..........     44,894     38,539     44,092     36,648

    Effect of dilutive securities:
    Employee stock options ..............................         --        313         --        228
    Warrants ............................................         --      1,092         --      1,070
                                                            --------    -------   --------    -------
Dilutive potential common shares ........................         --      1,405         --      1,298
                                                            --------    -------   --------    -------

Denominator for diluted earnings per share-
    Adjusted weighted-average
     shares and assumed conversion ......................     44,894     39,944     44,092     37,946
                                                            ========    =======   ========    =======

Basic and diluted earnings (loss) per share from
    continuing operations ...............................   $  (0.09)   $  0.02   $  (0.16)   $  0.04
                                                            ========    =======   ========    =======

(9)      Income Tax Provision

         For the three and six months ended June 30, 2000, the Company had a loss from continuing operations before income taxes of $4.4 million and $9.2 million, respectively, and an income tax benefit of $454,000 and $2.0 million, respectively. The resulting effective tax rates for the three and six month periods were 10% and 22%, respectively. For the three and six months ended June 30, 1999, the Company had income from continuing operations of $2.1 million and $3.7 million, respectively, and an income tax provision of $1.4 million and $2.4 million, respectively. The effective tax rates for the three and six months were 67% and 65%, respectively. The effective tax rates are due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(10)     Investment Securities Available-for-Sale

         Pursuant to an agreement in August 1999 with two major shareholders of H.T.E., Inc. ("HTE"), the Company exchanged its common stock in a series of transactions which had a fair value of $15.8 million for 5.6 million shares of HTE common stock. This investment is classified as a non-current asset since it was made for a continuing business purpose.

         Although the Company owns approximately 32% of HTE's outstanding common stock, HTE management has taken the position that, under Florida law, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as a majority of the shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE.

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

         At June 30, 2000, the cost, fair value and gross unrealized holding loss amounted to $15.8 million, $7.4 million and $8.4 million respectively, based on a quoted market price of $1.31 per share. At August 9, 2000, the fair value of the investment securities available-for-sale was $7.0 million based on a quoted market price of $1.25 per share.

         If the uncertainty regarding the voting shares is resolved in the Company's favor, the Company will retroactively adopt the equity method of accounting for this investment. Therefore, the Company's results of operations and retained earnings for periods beginning with the first 1999 acquisition will be retroactively restated to reflect the Company's investment in HTE for all periods in which it held an investment in the voting stock of HTE. Had the Company's investment in HTE been accounted for under the equity method, the Company's investment at June 30, 2000 would have been $12.6 million and the equity in loss of HTE for the three and six months ended June 30, 2000 would have been $576,000 and $1.8 million, respectively.

         At June 30, 2000, the Company has an unrealized loss on its investment in HTE of $8.4 million. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At this time, management of the Company does not believe the decline in the market value is other than temporary.

(11)     Long-term Obligations

         The Company has a credit facility totaling $80.0 million, of which approximately $71.8 million remained outstanding at June 30, 2000. This credit facility is with a syndicated group of banks and had an original maturity date of October 1, 2002. The credit facility contains covenants that limit, among other items, the level of the Company's funded debt and require minimum coverage of fixed charges and earnings levels. As of June 30, 2000, and as a result of the operating performance for certain accounting periods then ended, the Company was not in compliance with certain covenants of the credit

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         facility. Prior to the issuance of these condensed financial statements, the Company and its lenders amended certain aspects of the credit facility such that the Company would be in compliance with all covenants for the one year period as of and subsequent to June 30, 2000. The amended credit facility provides for reduction in the aggregate credit line to $77.5 million, with further reductions to $65.0 million at September 30, 2000, to $55.0 million at November 30, 2000 and by an additional $1.5 million monthly beginning on December 31, 2000. The remaining credit facility will mature October 2, 2001. Accordingly, the Company classified $27.3 million of the outstanding debt as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2000.

         In connection with amending the credit facility, the Company will pay additional bank fees of $300,000 in August 2000, $300,000 on January 1, 2001 and $400,000 on July 1, 2001. The amended credit facility provides for interest at the lead bank's prime rate plus a margin of 2% as of August 1, 2000, increasing to 3% as of January 1, 2001, 3 1/2% as of April 1, 2001 and 4% as of July 1, 2001.

         In light of the Company's current projected earnings and cash flow, management believes the Company will meet or exceed the restrictive covenants for the one year period as of and subsequent to June 30, 2000. Management plans to reduce the outstanding balance of the debt through a combination of cash generated from operations and sales of non-strategic assets. Management of the Company has identified certain non-core operating assets which are not strategic to its future operations for sale and have had a number of conversations with potentially interested buyers. In addition, the Company is exploring opportunities to raise additional capital through the sale of subordinated senior notes with warrants. Although management believes it will be successful in repaying the amounts payable under the revised credit facility when those amounts come due, there can be no assurance that the Company will be successful in its attempt to consummate any of the aforementioned strategic alternatives.

(12)     Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the condensed consolidated balance sheet. For the three and six months ended June 30, 2000, the Company had comprehensive loss of $14.7 million and $34.0 million, respectively, including an unrealized loss of $10.7 million and $26.3 million, respectively, associated with unrealized loss on securities classified as available-for-sale. Total comprehensive loss for the three and six months ended June 30, 1999 was the same as the Company's reported net loss.

(13)     Segment and Related Information

         The Company has two reportable segments: software systems and services and information and property records services. The software systems and services segment provides municipal and county governments with software systems and related services to meet their information technology and automation needs, including real estate appraisal services. The largest component of the information and property records services business is the computerized indexing and imaging of real property records maintained by county clerks and recorders, in addition to the provision of other information management outsourcing services, records management, micrographic reproduction and title plant update services and sales of copies of title plants to title companies.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating profit
         (loss). The Company defines segment operating profit (loss) as income before noncash amortization of intangible assets associated with their acquisition by Tyler, interest expense, non-recurring items and income taxes. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered (in thousands):

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

================================================================================

2000

                                             Information
                               Software      & Property
                                Systems        Records                     Continuing
                              & Services      Services        Other        Operations
                              -----------    -----------     --------      ----------
-------------------------------------------------------------------------------------

Assets as of June 30 ....      $121,741       $110,969       $ 20,722       $253,432

Revenues for the periods ended June 30:

 Three months............      $ 21,235       $ 10,904       $     --       $ 32,139

  Six months.............      $ 42,608       $ 22,022       $     --       $ 64,630

Segment operating profit (loss) for the periods ended June 30:

  Three months...........      $  1,069       $  1,625       $ (2,297)      $    397

  Six months.............      $  2,175       $  3,392       $ (4,260)      $  1,307

================================================================================

1999

                                             Information
                               Software      & Property
                                Systems        Records                     Continuing
                              & Services      Services        Other        Operations
                              -----------    -----------     --------      ----------
-------------------------------------------------------------------------------------

Assets as of June 30.....      $ 97,449       $ 93,517       $ 14,561       $205,527

Revenues for the periods ended June 30:

  Three months...........      $ 17,400       $  9,527       $     --       $ 26,927

  Six months.............      $ 27,691       $ 18,049       $     --       $ 45,740

Segment operating profit (loss) for the periods ended June 30:

  Three months...........      $  4,108       $  2,547       $ (2,028)      $  4,627

  Six months.............      $  6,605       $  5,049       $ (3,509)      $  8,145

================================================================================

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                      For the periods ended June 30
                                                                Three months                  Six months
Reconciliation of reportable segment operating            -----------------------       -----------------------
profit  to the Company's consolidated totals                2000           1999           2000           1999
---------------------------------------------------       --------       --------       --------       --------

Total segment operating profit for
     reportable segments ..........................       $   397        $ 4,627        $ 1,307        $ 8,145

Interest expense ..................................        (2,020)          (927)        (3,896)        (1,756)

Litigation defense costs ..........................           (90)            --         (1,264)            --

Goodwill and intangibles amortization .............        (2,652)        (1,552)        (5,359)        (2,648)
                                                          -------        -------        -------        -------

(Loss) income from continuing operations before
     income tax (benefit) provision ...............       $(4,365)       $ 2,148        $(9,212)       $ 3,741
                                                          =======        =======        =======        =======

(14)     Equity Private Placement

         In May 2000, the Company sold 3.3 million shares of common stock and 333,380 warrants pursuant to a private placement agreement with Sanders Morris Harris Inc. for approximately $10.0 million in gross cash proceeds, before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005. The common stock sold in this transaction is not registered and may only be sold pursuant to Rule 144 of the Securities Act of 1933, generally after being held for at least one year. The Company intends to use the proceeds from the offering for the development of its previously announced e-government initiatives and for the development of its national data repository and Internet portal for public information, NationsData.com.

(15)     New Accounting Pronouncements Not Yet Adopted

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

         By the close of 1999, the Company considered itself an important provider of information management solutions in the local government marketplace, providing a broad array of products for city and county government operations from law enforcement, to courts, financial systems, appraisal and taxation, records management, and utility billing.

         From 1998 through January 2000, the Company has made a significant number of acquisitions. All of the Company's acquisitions have been accounted for using the purchase method of accounting for business combinations, and the results of operations of the acquired entities are included in the Company's historical consolidated financial statements from their respective dates of acquisition. Because of the significance of these acquisitions in the following analysis of results of operations, the Company has provided pro forma amounts in the following analysis of results of operations as if all of the Company's acquisitions had occurred as of the beginning of 1999.

         ANALYSIS OF RESULTS OF OPERATIONS

         REVENUES

         For the three and six months ended June 30, 2000, the Company had revenues from continuing operations of $32.1 million and $64.6 million, respectively, compared to $26.9 million and $45.7 million for the three and six months ended June 30, 1999, respectively. On a pro forma basis, total revenues for the three and six months ended June 30, 1999 were $36.8 million, and $73.3 million, respectively, compared to $32.1 million and $64.6 million for the three and six months ended June 30, 2000. Management believes the decline in revenues on a pro forma basis was primarily because of Year 2000 ("Y2K") related factors. Local governments appear to have reduced spending for software applications and systems for a variety of reasons, including anticipation of Y2K problems and delaying new systems projects while they recover from their intensive efforts to become Y2K compliant in the prior year. Many customers and potential customers appeared to have instituted Y2K "lockdowns" and did not install new systems in the first six months of 2000. Additionally, the 1999 pro forma revenues benefited somewhat from accelerated Y2K compliance related sales.

         Pro forma software license revenue for the three months ended June 30, 2000 declined $3.1 million from $7.2 million in the prior year period. For the six months ended June 30, 2000, pro forma revenues from software licenses decreased $5.4 million from $13.9 million in the comparable prior year. Pro forma software license revenue comparisons were negatively impacted by the Y2K factors described above.

         For the three months ended June 30, 2000, professional services revenue on a pro forma basis was $17.4 million compared to $17.6 million in the prior year period. Pro forma professional services for the six months ended June 30, 2000 declined $1.3 million compared to the prior year period primarily due to lower real estate appraisal services revenue. Revenue from real estate appraisal services varies from period to period based on customers' re-appraisal cycles. Although professional services revenue in the first six months of 2000 included approximately $3.1 million from large contracts with Cook County, Recorder of Deeds in Chicago ("Cook County") and with the Department of the Illinois Secretary of State's office ("State of Illinois"), the effect of these increases was largely offset by several large contracts installed in 1999 for judicial information management and court systems and property appraisal and tax systems. Revenue related to both the Cook County and State of Illinois contracts included in the results of operations for the three and six months ended June 30, 2000 was approximately $1.6 million and $3.1 million, respectively. The Cook County contract, which was valued at approximately $4.5 million, was substantially complete as of June 30, 2000. The State of Illinois contract to install and manage a new digital imaging system and perform related services, including technology updates, back records conversion, digital microfilm productions and process workflow implementation, for all divisions of the Business Services Department is valued at approximately $5.3 million. Installation of the State of Illinois contract began in May 2000 and the majority of this revenue is expected to be earned by early 2001. For the three months ended June 30, 2000, $430,000 of revenue was earned relating to this contract.

         For the three months ended June 30, 2000, pro forma maintenance revenue increased 11%, or $922,000, compared to $8.3 million for the same period in 1999. Year-to-date pro forma maintenance has increased 10%, or $1.7 million, compared to $16.5 million for the six months ended June 30, 1999. Maintenance revenue increases are due to a larger customer base of installed software and services products. Maintenance services are provided for the Company's software products, including real estate appraisal products, and third party software and hardware. The renewal rate for real estate appraisal system maintenance agreements is not as high as other software and hardware maintenance agreements and will vary somewhat from period to period. Excluding real estate maintenance agreements, pro forma maintenance revenue increased approximately 19% and 21% for the three and six months ended June 30, 2000, respectively, compared to the comparable prior year periods. As a percent of revenue, total maintenance revenue on a pro forma basis was approximately 29% and 28% for the three and six months ended June 30, 2000, respectively, compared to approximately 23% for both the three and six months ended June 30, 1999.

         For the three and six months ended June 30, 2000, pro forma hardware and other revenues declined $2.3 million and $3.7 million, respectively, from $3.7 million and $6.8 million for the three and six months ended June 30, 1999, respectively. Pro forma hardware revenue is down from prior year periods mainly due to the Y2K related factors described above and Company efforts to focus sales on higher margin products and services.

         For the remainder of 2000, the Company anticipates slower revenue growth compared to 1999 as a result of the Y2K-related slowdown in new orders and as the Company pursues long-term development of its e-commerce growth strategy. In 2000, the Company plans to emphasize its long-term growth opportunities in e-commerce by developing Internet accessible solutions for its current installed customer base, as well as the broader local government market.

         COST OF REVENUES

         For the three and six months ended June 30, 2000, cost of revenues from continuing operations were $19.1 million and $38.4 million, respectively, compared to $12.7 million and $22.5 million for the three and six months ended June 30, 1999, respectively. On a pro forma basis, total cost of revenues for the three months ended June 30, 1999 was $19.2 million compared to $19.1 million for the three months ended June 30, 2000. For the six months ended June 30, 1999, pro forma cost of revenues was $39.4 million compared to $38.4 million for the three months ended June 30, 2000.

         The cost of revenues decline is primarily due to lower revenues. In addition, cost of revenues in 2000 also includes subcontracting expenses for the Cook County contract, higher head count as a result of prior year sales volume increases and salary adjustments. Personnel cost, which in the short term is somewhat fixed in nature, is the largest component of cost of revenues, and contributed to a lower gross margin for the three and six months ended June 30, 2000. The gross margin was also negatively impacted by a product mix that included less software license revenue in 2000 compared to 1999. On a pro forma basis, the overall gross margin was 41% for both the three and six months ended June 30, 2000 compared to 48% and 46% for the three and six months ended June 30, 1999, respectively.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three and six months ended June 30, 2000, were $12.7 million and $24.9 million, respectively, compared to $9.6 million and $15.1 million in the comparable prior year periods. On a pro forma basis, selling, general and administrative expenses as a percent of revenues was 40% compared to 32% for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000, pro forma selling, general and administrative expense as a percent of revenue was 39% compared to 30% for the six months ended June 30, 1999. Lower sales volume combined with increased travel expense, costs associated with consolidating certain finance and administrative functions and higher personnel costs negatively impacted selling, general and administrative expense comparisons. For the three and six months ended June 30, 2000, selling, general and administrative expenses included approximately $1.2 million and $2.4 million, respectively, of additional expenses associated with the Company's national data repository ("Database") activities and its preliminary sales efforts.

         LITIGATION DEFENSE COSTS

         In December 1999, a competitor of one of the Company's operating subsidiaries filed a lawsuit against the subsidiary, an employee of the subsidiary, and the Company alleging that the employee, who had previously been an employee of the competitor, had taken confidential and proprietary trade secrets upon leaving the employ of the competitor. The lawsuit proceeded on an accelerated court schedule and was tried before a judge in March 2000. After a trial on the merits, the trial court issued a favorable ruling on behalf of the Company and its subsidiary and awarded no monetary damages to the competitor. Incremental direct legal costs relating to the defense of these matters was approximately $90,000 and $1.3 million for the three and six months ended June 30, 2000, respectively, which is included in litigation defense costs in the accompanying consolidated condensed financial statements. In addition, the Company devoted significant internal resources to the litigation defense, the costs of which are included in selling, general and administrative expenses.

         AMORTIZATION OF INTANGIBLES

         The Company has accounted for all acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the fair value of net identifiable assets of the acquired companies ("goodwill") and intangibles associated with acquisition is amortized using the straight-line method of amortization over their respective useful lives beginning when a company is first acquired. Amortization expense increased for the three and six months ended June 30, 2000 compared to the same periods of 1999 due to inclusion of goodwill and other intangible amortization for companies acquired after June 30, 1999.

         INTEREST EXPENSE

         Interest expense increased substantially for the three and six months ended June 30, 2000 compared to the same periods in 1999. The Company incurred debt to finance acquisitions and their related transaction costs and capital expenditures including construction of the Database. In connection with construction of the Database and certain internally developed software projects, the Company capitalized $228,000 and $328,000 of interest cost in the three and six months ended June 30, 2000. In addition to higher debt levels, the average effective interest rate for the three and six months ended June 30, 2000, was 9.5% and 9.2%, respectively, compared to 7.3% and 7.2% for the same periods in 1999.

         INCOME TAX PROVISION

         In the three months ended June 30, 2000, the Company had a loss from continuing operations before income taxes of $4.4 million and an income tax benefit of $454,000, resulting in an effective tax rate of 10%. For the six months ending June 30, 2000, the Company had a loss from continuing operations before income taxes of $9.2 million and an income tax benefit of $2.0 million, resulting in an effective tax rate of 22%. These effective tax rates are due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

         DISCONTINUED OPERATIONS

         The Company recorded a net loss from disposal of discontinued operations of $68,000 and $487,000 for the three and six months ended June 30, 2000, respectively compared to net losses of $780,000 and $1.3 million for the three and six months ended June 30, 1999. Discontinued operations in 2000 consist of Swan Transportation ("Swan"), whose operations were discontinued in 1995, and TPI of Texas, Inc. ("TPI"), which sold substantially all of its assets and liabilities in 1995. The 1999 loss from discontinued operations includes Forest City, which was disposed of in March 1999.

         In the three months ended June 30, 2000, TPI and Swan together recorded a charge of $68,000 for trial and related costs, net of taxes of $37,000. For the six months ended June 30, 2000, these charges totaled $487,000, net of taxes of $263,000.

         The Company estimated the loss on the disposal of Forest City to be $8.9 million, which was reported in its 1998 Form 10-K. The estimated loss included anticipated operating losses from the measurement date of December 31, 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the six months ended June 30, 1999 of $565,000 (net of taxes of $364,000) to reflect higher than expected transaction costs and operating losses.

         NET INCOME (LOSS) AND OTHER MEASURES

         Net loss was $4.0 million and $7.7 million for the three and six months ended June 30, 2000, respectively, compared to net loss of $78,000 and $30,000 for the three and six months ended June 30, 1999. Net loss from continuing operations was $3.9 million and $7.2 million for the three and six months ended June 30, 2000 compared to net income of $702,000 and $1.3 million for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 2000, diluted loss per share from continuing operations was $0.09 and $0.16, respectively, compared to diluted earnings per share from continuing operations of $0.02 and $0.04 for the three and six months ended June 30, 1999, respectively.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three and six months ended June 30, 2000, respectively, was $2.3 million and $4.7 million compared to $5.6 million and $9.8 million for the comparable prior year periods. EBITDA consists of income from continuing operations before interest, litigation defense costs, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. Cash flows used by operating activities for the six months ended June 30, 2000 were $4.9 million, compared to cash flows provided by operating activities of $485,000 for the six months ended June 30, 1999.

         FINANCIAL CONDITION AND LIQUIDITY

         In October 1999, the Company entered into a three-year $80.0 million revolving credit agreement ("credit facility") with a group of banks. At June 30, 2000, approximately $71.8 million remained outstanding. This credit facility had an original maturity date of October 1, 2002. The credit facility contains covenants that limit, among other items, the level of the Company's funded debt and require minimum coverage of fixed charges and earnings levels. As of June 30, 2000, and as a result of the operating performance for certain accounting periods then ended, the Company was not in compliance with certain covenants of the credit facility. Prior to the issuance of these condensed financial statements, the Company and its lenders amended certain aspects of the credit facility such that the Company would be in compliance with all covenants for the one year period as of and subsequent to June 30, 2000. The amended credit facility provides for a reduction in the aggregate credit line to $77.5 million, with further reductions to $65.0 million at September 30, 2000, to $55.0 million at November 30, 2000 and by an additional $1.5 million monthly beginning on December 31, 2000. The remaining credit facility will mature October 2, 2001. Accordingly, the Company classified $27.3 million of the outstanding debt as a current liability in the accompanying condensed consolidated balance sheet at June 30, 2000.

         In connection with amending the credit facility, the Company will pay additional bank fees of $300,000 in August 2000, $300,000 on January 1, 2001 and $400,000 on July 1, 2001. The amended credit facility provides for interest at the lead bank's prime rate plus a margin of 2% as of August 1, 2000, increasing to 3% as of January 1, 2001,
         3 1/2% as of April 1, 2001 and 4% as of July 1, 2001.

         For the three and six months ended June 30, 2000, the effective average interest rate for the borrowings was approximately 9.5% and 9.2%, respectively. The credit facility is secured by substantially all of the Company's real and personal property and by a pledge of the common stock of present and future significant operating subsidiaries. The credit facility is also guaranteed by such subsidiaries.

         In light of the Company's current projected earnings and cash flow, management believes the Company will meet or exceed the restrictive covenants for the one year period as of and subsequent to June 30, 2000. Management plans to reduce the outstanding balance of the debt through a combination of cash generated from operations and sales of non-strategic assets. Management of the Company has identified certain non-core operating assets which are not strategic to its future operations for sale and have had a number of conversations with potentially interested buyers. In addition, the Company is exploring opportunities to raise additional capital through the sale of subordinated senior notes with warrants. Although management believes it will be successful in repaying the amounts payable under the revised credit facility when those amounts come due, there can be no assurance that the Company will be successful in its attempt to consummate any of the aforementioned strategic alternatives.

         For the six months ended June 30, 2000, the Company made capital expenditures of $8.0 million. These expenditures included $5.8 million relating to the construction of the Database and other software development. The remaining expenditures were primarily for computer equipment and building expansions required for internal growth. In connection with the construction of the Database and other software development, the Company capitalized interest costs of $228,000 and $328,000 for the three and six months ended June 30, 2000.

         During the six months ended June 30, 2000, the Company incurred expenditures of approximately $400,000 in conjunction with various business combination opportunities.

         In January 2000, the Company acquired all of the outstanding common stock of Capitol Commerce Reporter, Inc. ("CCR") for approximately $3.0 million cash, $1.2 million in assumed debt and $2.8 million in five-year, 10% subordinated notes in a business combination accounted for as a purchase. CCR is based in Austin, Texas and provides public records research, documents retrieval, filing and information services.

         These expenditures were primarily funded by borrowings of approximately $9.6 million under the Company's revolving credit facility.

         In May 2000, the Company sold 3.3 million shares of common stock and 333,380 warrants pursuant to a private placement agreement with Sanders Morris Harris Inc. for approximately $10.0 million in gross cash proceeds before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005. The common stock sold in this transaction is not registered and may only be sold pursuant to Rule 144 of the Securities Act of 1933, generally after being held for at least one year. Tyler intends to use the proceeds from the offering for new product development, including the development of its previously announced e-government initiatives and for the development of its national data repository and Internet portal for public information, NationsData.com.

         On November 4, 1999 the Company acquired selected assets and assumed selected liabilities of Cole-Layer-Trumble Company, a division of a privately held company. A portion of the consideration consisted of restricted shares of Tyler common stock and included a price protection on the sale of the Company's common stock which expires no later than November 4, 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.8 million. The subsequent payment, if any, of the contingent consideration will not change the recorded cost of the acquisition.

         Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 7 of this document.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on June 28, 2000. The following are the results of certain matters voted upon at the meeting:

         (a) With respect to the election of new directors and directors whose terms expired on June 28, 2000 shares were voted as follows:

                   Nominee                 Number of Votes for        Number of Votes Withheld
                   -------                 -------------------        ------------------------
                   Ernest H. Lorch              31,045,858                   4,470,186
                   Frederick R. Meyer           31,005,050                   4,510,994
                   William D. Oates             31,048,700                   4,467,344
                   C.A. Rundell, Jr.            30,972,303                   4,543,741
                   Louis A. Waters              30,073,504                   5,442,540
                   John M. Yeaman               30,087,759                   5,428,285

         (b) With respect to the amendments to the Company's Stock Option Plan ("the Plan") to increase the number of shares of the Company's Stock which may be issued under the Plan from 4,300,000 shares to 5,500,000 shares. The votes were as follows:

                      For                      27,746,484
                      Against                   4,496,971
                      Abstain                   3,272,589

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit

                  Number              Exhibit
                  ------              -------
                    4.4               Purchase Agreement dated May 19,
                                      2000, between Tyler Technologies, Inc.,
                                      and Sanders Morris Harris Inc.

                    4.5               Warrant to purchase common stock
                                      of Tyler Technologies, Inc.

                    4.6               Amendment #3 to the Credit Agreement dated
                                      October 1, 1999

                    27                Financial Data Schedule

         (b) There were no reports filed on Form 8-K during the second quarter of 2000.

Item 3 of Part I and Items 2, 3, and 5 of Part II were not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  TYLER TECHNOLOGIES, INC.


                  By: /s/ Theodore L. Bathurst
                      ------------------------
                      Theodore L. Bathurst
                      Vice President and Chief Financial Officer
                      (principal financial officer and an authorized signatory)


                  By: /s/ Terri L. Alford
                      ------------------------
                      Terri L. Alford
                      Controller
                      (principal accounting officer and an authorized signatory)




Date:     August 16, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

   4.4       Purchase Agreement dated May 19, 2000, between Tyler Technologies,
             Inc., and Sanders Morris Harris Inc.

   4.5       Warrant to purchase common stock of Tyler Technologies, Inc.

   4.6       Amendment #3 to the Credit Agreement dated October 1, 1999

  27         Financial Data Schedule