Form 10-Q
period 2000-09-30
TYLER TECHNOLOGIES INC
filed 2000-11-14
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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

Yes [X]   No [ ]

Number of shares of common stock of registrant outstanding at November 7, 2000:
46,679,447

                            TYLER TECHNOLOGIES, INC.

                                      INDEX

                                                                                                      PAGE NO.
                                                                                                      --------
                     Part I - Financial Information (Unaudited)

                                  Item 1.   Financial Statements

                                            Condensed Consolidated Balance Sheets...................      3

                                            Condensed Consolidated Statements of Operations.........      4

                                            Condensed Consolidated Statements of Cash Flows.........      5

                                            Notes to Condensed Consolidated Financial Statements....      6

                                  Item 2.   Management's Discussion and Analysis of Financial
                                            Condition and Results of Operations.....................     14

                     Part II - Other Information

                                  Item 1.   Legal Proceedings.......................................     20

                                  Item 6.   Exhibits and Reports on Form 8-K........................     20

                     Signatures.....................................................................     20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)

                                                                                        (Unaudited)
                                                                                        September 30,     December 31,
                                                                                            2000              1999
                                                                                       --------------    --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $          555    $        2,424
     Accounts receivable (less allowance for losses of $1,350 in 2000
       and $1,257 in 1999)                                                                     41,571            39,464
     Income taxes receivable                                                                    1,912             3,392
     Prepaid expenses and other current assets                                                  2,806             3,301
     Deferred income taxes                                                                      2,402             2,438
                                                                                       --------------    --------------
        Total current assets                                                                   49,246            51,019

Property and equipment, net                                                                    13,250            21,789

Other assets:
     Investment securities available-for-sale                                                   7,375            33,713
     Goodwill and other intangibles, net                                                      160,352           160,665
     Other receivables                                                                          3,960             3,358
     Sundry                                                                                     1,647             1,991
                                                                                       --------------    --------------
                                                                                       $      235,830    $      272,535
                                                                                       ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $        3,998    $        5,163
     Accrued liabilities                                                                       10,486            13,786
     Current portion of long-term obligations                                                  22,615             3,747
     Deferred revenue                                                                          21,808            24,303
                                                                                       --------------    --------------
        Total current liabilities                                                              58,907            46,999

Long-term obligations, less current portion                                                    47,313            67,446
Deferred income taxes                                                                          12,734            13,869
Other liabilities                                                                               4,974             5,317

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000 shares authorized,
       none issued                                                                                 --                --
     Common stock, $.01 par value; 100,000,000 shares authorized;
       48,042,969 and 44,709,169 shares issued at 9/30/00 and 12/31/99, respectively              481               447
     Additional paid-in capital                                                               160,595           151,298
     Accumulated deficit                                                                      (34,871)          (24,615)
     Accumulated other comprehensive income -
       unrealized (loss) gain on securities available-for-sale                                 (8,408)           17,931
     Treasury stock, at cost: 1,363,522 and 1,418,482 shares
       at 9/30/00 and 12/31/99, respectively                                                   (5,895)           (6,157)
                                                                                       --------------    --------------
          Total shareholders' equity                                                          111,902           138,904
                                                                                       --------------    --------------
                                                                                       $      235,830    $      272,535
                                                                                       ==============    ==============


See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three months ended       Nine months ended
                                                                         September 30,          September 30,
                                                                     --------------------    --------------------
                                                                       2000        1999        2000        1999
                                                                     --------    --------    --------    --------
Revenues:
  Software licenses                                                  $  5,676    $  6,418    $ 14,246    $ 16,366
  Professional services                                                17,002      11,144      51,733      30,476
  Maintenance                                                           9,467       6,638      27,785      17,072
  Hardware and other                                                    2,231       3,338       5,244       9,706
                                                                     --------    --------    --------    --------
          Total revenues                                               34,376      27,538      99,008      73,620

Cost of revenues:
  Software licenses                                                       597         977       2,031       2,419
  Professional services and maintenance                                17,952      11,497      54,166      29,846
  Hardware and other                                                    1,668       1,915       3,710       6,138
                                                                     --------    --------    --------    --------
          Total cost of revenues                                       20,217      14,389      59,907      38,403
                                                                     --------    --------    --------    --------

     Gross profit                                                      14,159      13,149      39,101      35,217

Selling, general and administrative expenses                           11,295       9,054      34,944      22,977
Litigation defense costs                                                   --          --       1,264          --
Amortization of intangibles                                             2,205       2,419       7,550       5,067
                                                                     --------    --------    --------    --------

     Operating income (loss)                                              659       1,676      (4,657)      7,173

Other income                                                              251          --         251          --
Interest expense                                                        3,546       1,038       7,442       2,794
                                                                     --------    --------    --------    --------
Income (loss) from continuing operations before
   income tax provision (benefit)                                      (2,636)        638     (11,848)      4,379
Income tax provision (benefit)                                           (160)        441      (2,161)      2,867
                                                                     --------    --------    --------    --------
Income (loss)  from continuing operations                              (2,476)        197      (9,687)      1,512
Loss from disposal of discontinued operations, net of income taxes        (82)       (602)       (569)     (1,947)
                                                                     --------    --------    --------    --------
Net loss                                                             $ (2,558)   $   (405)   $(10,256)   $   (435)
                                                                     ========    ========    ========    ========

Basic and diluted earnings (loss) per common share:
   Continuing operations                                             $  (0.05)   $   0.00    $  (0.22)   $   0.04
   Discontinued operations                                              (0.00)      (0.01)      (0.01)      (0.05)
                                                                     --------    --------    --------    --------
      Net loss per common share                                      $  (0.05)   $  (0.01)   $  (0.23)   $  (0.01)
                                                                     ========    ========    ========    ========

Weighted average common shares outstanding:
   Basic                                                               46,654      40,541      44,953      37,960
   Diluted                                                             46,654      42,074      44,953      39,336


See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                       2000             1999
                                                                  --------------    -------------
Cash flows from operating activities:
    Net loss                                                        $    (10,256)   $       (435)
    Adjustments to reconcile net loss from operations
      to net cash (used) provided by operations:
        Depreciation and amortization                                     12,514           7,599
        Deferred income taxes                                             (1,192)           (973)
        Gain on sale                                                        (251)             --
        Amortization of issue costs due to debt modifications              1,161              --
        Discontinued operations - noncash charges and
           changes in operating assets and liabilities                        --          (1,778)
        Changes in operating assets and liabilities, exclusive of
           effects of acquired and disposed companies
           and discontinued operations                                    (6,227)         (3,163)
                                                                    ------------    ------------
                Net cash (used) provided by operating activities          (4,251)          1,250
                                                                    ------------    ------------

Cash flows from investing activities:
    Additions to property and equipment                                   (2,787)         (2,518)
    Investment in database and other software development costs           (7,400)         (3,791)
    Cost of acquisitions, net of cash acquired                            (3,073)        (22,491)
    Capital expenditures of discontinued operations                           --            (534)
    Proceeds from disposal of assets, net of transaction costs            14,019          15,116
    Issuance of notes receivable                                              --          (1,200)
    Other                                                                 (1,043)           (189)
                                                                    ------------    ------------
                Net cash used by investing activities                       (284)        (15,607)
                                                                    ------------    ------------

Cash flows from financing activities:
    Net (payments) borrowings on revolving credit facility                (1,958)         17,314
    Payments on notes payable                                             (2,412)         (1,892)
    Payments of principal on capital lease obligations                      (953)           (864)
    Proceeds from sale of common stock, net of issuance costs              9,270              --
    Sale of treasury shares to employee benefit plan                          19              19
    Debt issuance cost                                                    (1,300)           (100)
                                                                    ------------    ------------
                Net cash provided by financing activities                  2,666          14,477
                                                                    ------------    ------------

Net (decrease) increase in cash and cash equivalents                      (1,869)            120
Cash and cash equivalents at beginning of period                           2,424           1,558
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $        555    $      1,678
                                                                    ============    ============


See accompanying notes

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at September 30, 2000, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As a result of the implementation of a new management information system, the Company has been able to more accurately allocate certain costs between costs of revenue and selling, general and administrative expenses. Accordingly, certain amounts in prior financial statements have been reclassified to conform to current period presentation.

(2)  Sale of Assets

     On September 29, 2000, the Company sold for cash certain non-core assets for an aggregate sale price of $14.4 million. The assets sold consisted of certain net assets of two operating subsidiaries, the Company's interest in a certain intangible work product, and the sale and leaseback of a building and related building improvements. The building that was sold is the headquarters for the Company's corporate employees and those of an operating company, and it has been leased back by the Company for a period of ten years at an annual rental amount of $720,000. The net proceeds of the sale were used to repay an existing obligation of one of the companies sold and to reduce the Company's borrowings under its senior credit facility.

     The assets were sold to investment entities beneficially owned by Mr. William D. Oates, a principal shareholder, Director and Chairman of the Executive Committee of the Company. The sale is subject to certain post closing adjustments dependent upon the changes in net assets sold as compared to an earlier period. Certain transaction costs, estimated by the Company to be approximately $400,000, were incurred to effect the transactions. In connection with the sale, the Company recorded an aggregate gain of $251,000, after estimating the effects of the post closing adjustments and estimated transaction costs. Because of the Company's existing capital loss carryforwards, the related income tax effects of these transactions are estimated to be insignificant.

(3)  Acquisitions

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

                                                                            DATE
                      COMPANY ACQUIRED                                    ACQUIRED
                      ----------------                                    --------
                      Eagle Computer Systems, Inc. ("Eagle")           March 1, 1999
                      Micro Arizala Systems, Inc.                      April 1, 1999
                      ("FundBalance")
                      Process Incorporated ("MUNIS")                   April 21, 1999
                      Gemini Systems, Inc. ("Gemini")                  May 1, 1999
                      Pacific Data Technologies, Inc.                  July 16, 1999
                      ("Pacific Data")
                      Cole-Layer-Trumble Company ("CLT")               November 4, 1999

     The following unaudited pro forma information (in thousands, except per share data) presents the consolidated results of operations as if all of the Company's acquisitions and dispositions of certain non-core assets and real estate occurred on January 1, 1999, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------
                                       2000              1999
                                  --------------    --------------
Revenues                          $       92,240    $      101,392

Income (loss) from continuing
  operations                      $       (9,182)   $        1,734

Net loss                          $       (9,669)   $         (213)

Net loss per diluted share        $        (0.22)   $        (0.00)

(4)  Commitments and Contingencies

     Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995.

     Between 1968 and 1995, TPI of Texas, Inc. ("TPI") owned and operated a foundry in Swan, Texas. Since 1997, more than 300 former employees of TPI have filed a series of lawsuits against TPI, Swan Transportation Company, the parent corporation of TPI until 1992 ("Swan"), and in some instances, the Company, alleging various personal injuries resulting from exposure to silica, asbestos, and/or other related industrial dusts during their employment with TPI. As non-operating subsidiaries, Swan and TPI's assets consist primarily of various insurance policies issued during the relevant time periods. In December 1999, the Company, Swan, and TPI initiated litigation against Swan and TPI's former insurance carriers in Harris County, Texas, demanding that such carriers undertake the defense of these claims, fulfill all indemnity obligations with respect to these claims, and reimburse the Company for settlement and defense costs previously paid by the Company.

     In March 2000, the Company entered into a Standstill Agreement with all known plaintiffs asserting injuries described above, including all known plaintiffs who have alleged injury but have not yet filed suit against Swan and/or TPI (collectively, the "Plaintiffs"). Under the Standstill Agreement, the Plaintiffs agreed to dismiss all pending claims against the Company and agreed to not sue the Company until two years after the date that the first jury verdict is rendered against Swan. Under the Standstill Agreement, the Company agreed to withdraw its outside counsel of record in the pending lawsuits, re-tender the defense and indemnity obligations related to these claims to the insurance carriers of Swan and TPI, and continue to prosecute its insurance coverage suit in Harris County, Texas, in which the Plaintiffs, if and when they receive a judgment, may intervene in such litigation and prosecute their claims directly against the insurance carriers. Further, the Standstill Agreement provides that any Plaintiff that settles or receives a judgment on any of its claims, and such settlement or judgment is fully paid or compromised, then such Plaintiff will execute a release in favor of the Company, its subsidiaries and affiliates from such claims. In March 2000, Swan's insurance carriers agreed to assume the ongoing and future defense of these claims, subject to a reservation of rights.

     During the quarter ended September 30, 2000, Swan's insurance carriers entered into settlement agreements with over 200 Plaintiffs, each of which agreed to release Swan, the Company, and its subsidiaries and affiliates in exchange for payments to be made by the insurance carriers.

     The New Jersey Department of Environmental Protection and Energy (the "NJDEPE") has alleged that a site where Jersey-Tyler Company ("Jersey-Tyler"), a former affiliate of TPI, once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. In January 1995, TPI agreed with the NJDEPE to undertake certain investigatory actions relating to the alleged contamination in and around the site, which investigation will be completed sometime in the fourth quarter of 2000. Notwithstanding the foregoing, TPI has in the past denied, and continues to deny, any liability for alleged environmental contamination at the site. The NJDEPE has not asserted that the Company is a potentially responsible party for the site.

     On October 31, 2000, TPI executed an agreement with a third party contractor for a complete transfer of environmental liabilities and obligations relating to the site. Under the agreement, the third party contractor will execute an enforceable agreement with the

     NJDEPE whereby such contractor will assume all liability related to the site and will be identified as the responsible party for all clean up activities of the site as required by the NJDEPE. The remedial activities conducted by the third party contractor will be funded by a trust and will be secured by clean-up cost containment insurance and environmental response, compensation, and liability insurance, of which the Company and TPI will be a named insured. The funds placed in the trust will be governed by a trust agreement that will only permit distribution for remediation of the site. The trust will be funded from various sources, including other alleged potentially responsible parties, TPI's insurance carriers, and TPI. The transaction is expected to close in the fourth quarter of 2000, and the net effects of these anticipated settlements and reimbursements are not expected to exceed the amount accrued in the Company's financial statements for this liability.

     Because of the inherent uncertainties discussed above, it is reasonably possible that the amounts recorded as liabilities for TPI and Swan related matters could change in the near term by amounts that would be material to the consolidated financial statements.


(5)  Revenue Recognition

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

     A majority of the Company's software arrangements involve "off-the-shelf" software, and the other elements are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, customer acceptance is reasonably assured, the fee represents an enforceable claim and the remaining services other than training are considered nominal.

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

(6)  Litigation Defense Costs

     In December 1999, a competitor of one of the Company's operating subsidiaries filed a lawsuit against the subsidiary, an employee of the subsidiary, and the Company alleging that the employee, who had previously been an employee of the competitor, had taken confidential and proprietary trade secrets upon leaving the employment of the competitor. The lawsuit proceeded on an accelerated court schedule and was tried before a judge in March 2000. After a trial on the merits, the trial court issued a favorable ruling on behalf of the Company and its subsidiary and awarded no monetary damages to the competitor. Incremental direct legal costs relating to the defense of these matters were $1.3 million, which are included in litigation defense costs in the accompanying consolidated condensed financial statements for the nine months ended September 30, 2000.

(7)  Discontinued Operations

     Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly-owned subsidiary that was sold in 1995. For the three and nine months ended September 30, 2000, the Company expensed $82,000 (net of taxes of $44,000) and $569,000 (net of taxes of $307,000), respectively, for trial and related costs. For the three and nine months ended September 30, 1999, the Company expensed $602,000 (net of taxes of $303,000) and $1.4 million (net of taxes of $744,000), respectively, for trial and related costs. (See Note (5) Commitments and Contingencies.)

     In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts retailer, Forest City Auto Parts Company ("Forest City"). Accordingly, this segment has been accounted for as a discontinued operation. The measurement date for recording the estimated loss on disposition of the segment was in December 1998.

     The Company estimated the loss on the disposal of Forest City to be $8.9 million, which was reported in its 1998 financial statements. The estimated loss included anticipated operating losses from the measurement date of December 31, 1998 to the date of disposal and associated transaction costs. The Company recorded an additional loss during the three months ended March 31, 1999 of $565,000 (net of taxes of $364,000) to reflect higher than expected transaction costs and operating losses.

(8)  Sale of Copies of Title Plants

     During the three months ended September 30, 1999, the Company reported and recognized $2.1 million of revenue and $82,000 of interest income in connection with sales of copies of title plants. For the nine months ended September 30, 1999, the Company reported and recognized $5.7 million of revenue and $180,000 of interest income in connection with sales of copies of title plants. Each of the contracts included the sale of copies of title plants combined with five and ten year title plant update service agreements to provide monthly update services. The Company previously sold update services separately to these customers. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 entitled, "Revenue Recognition in Financial Statements" ("SAB 101"), in which the SEC staff clarified certain revenue recognition matters. The Company previously unbundled the incremental value ascribed to the delivery and sale of the ownership privilege, while SAB 101 requires transactions of this nature to remain bundled and the associated revenues to be recognized ratably over the service period. As disclosed in Note 16 to the Consolidated Financial Statements included in the Company's 1999 Form 10-K, the Company changed its accounting in the fourth quarter of 1999 effective to the beginning of the year. The effect of the accounting change was to reduce revenue by $2.0 million and to reduce net income by $1.3 million ($0.03 per diluted share) from amounts previously reported for the three months ended September 30, 1999. For the nine months ended September 30, 1999, the effect of the accounting change on amounts previously reported was to reduce revenue by $5.3 million and to reduce net income by $3.6 million ($0.09 per diluted share). The accompanying consolidated condensed financial statements as of and for the three and nine months ended September 30, 1999 have been restated to reflect the change.

(9)  Earnings Per Share

     Basic earnings (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated in the same manner as basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding assuming the exercise of all employee stock options and warrants that would have had a dilutive effect on earnings (loss) per share. The Company incurred losses from continuing operations for the three months and nine months ended September 30, 2000. As a result, the denominator was not adjusted for dilutive securities in 2000, as the effect would be antidilutive.

     The following table reconciles the numerators and denominators used in the calculation of basic and diluted earnings (loss) per share for each of the periods presented (in thousands, except per share data):

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                          ------------------------   ------------------------
                                                             2000          1999         2000          1999
                                                          ----------    ----------   ----------    ----------
Numerators for basic and diluted earnings per share:
    Income (loss) from continuing operations ..........   $   (2,476)   $      197   $   (9,687)   $    1,512
                                                          ==========    ==========   ==========    ==========

Denominator:
    Denominator for basic earnings per share-
    Weighted-average common shares outstanding ........       46,654        40,541       44,953        37,960

    Effect of dilutive securities:
    Employee stock options ............................           --           390           --           282
    Warrants ..........................................           --         1,143           --         1,094
                                                          ----------    ----------   ----------    ----------
Dilutive potential common shares ......................           --         1,533           --         1,376
                                                          ----------    ----------   ----------    ----------

Denominator for diluted earnings per share-
    Adjusted weighted-average
     shares and assumed conversion ....................       46,654        42,074       44,953        39,336
                                                          ==========    ==========   ==========    ==========

Basic and diluted earnings (loss) per share from
    continuing operations .............................   $    (0.05)   $     0.00   $    (0.22)   $     0.04
                                                          ==========    ==========   ==========    ==========

(10) Income Tax Provision

     For the three and nine months ended September 30, 2000, the Company had a loss from continuing operations before income taxes of $2.6 million and $11.8 million, respectively, and an income tax benefit of $160,000 and $2.2 million, respectively. The resulting effective tax rates for the three and nine-month periods were 6% and 18%, respectively. For the three and nine months ended September 30, 1999, the Company had income from continuing operations before income taxes of $638,000 and $4.4 million, respectively, and an income tax provision of $441,000 and $2.9 million, respectively.
     The effective tax rates for the three and nine months were 69% and 65%, respectively. The effective tax rates are due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

(11) Investment Securities Available-for-Sale

     Pursuant to an agreement in August 1999 with two major shareholders of H.T.E., Inc. ("HTE"), the Company exchanged its common stock in a series of transactions, which had a fair value of $15.8 million for 5.6 million shares of HTE common stock. This investment is classified as a non-current asset since it was made for a continuing business purpose.

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

     At September 30, 2000, the cost, fair value and gross unrealized holding loss amounted to $15.8 million, $7.4 million and $8.4 million respectively, based on a quoted market price of $1.31 per share. At November 7, 2000, the fair value of the investment securities available-for-sale was $7.6 million based on a quoted market price of $1.34 per share. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At this time, management of the Company does not believe the decline in the market value is other than temporary.

     If the uncertainty regarding the voting shares is resolved in the Company's favor, the Company will retroactively adopt the equity method of accounting for this investment. Therefore, the Company's results of operations and retained earnings for periods beginning with the first 1999 acquisition will be retroactively restated to reflect the Company's investment in HTE for all periods in which it held an investment in the voting stock of HTE. Had the Company's investment in HTE been accounted for under the equity method, the Company's investment at September 30, 2000 would have been $12.2 million and the equity in loss of HTE for the three and nine months ended September 30, 2000 would have been $392,000 and $2.2 million, respectively. Also, during the three months ended September 30, 1999, the Company previously used the equity method and recorded an equity in loss of HTE of $378,000 ($0.01 per diluted share). This charge has been retroactively restated and eliminated in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1999 to reflect the aforementioned factors.

(12) Long-term Obligations

     The Company has a credit facility with a syndicated group of banks which had an original maturity date of October 1, 2002 and an original credit line of $80 million. The credit facility contains covenants that limit, among other items, the level of the Company's funded debt and require certain earnings before interest, taxes, depreciation and amortization and debt ratio levels. At September 30, 2000, the Company was fully in compliance with the covenants under the amended credit facility. As of September 30, 2000, the available credit under the Company's credit facility was $64.0 million, of which $60.3 million was outstanding.

     In connection with an amendment to the credit facility dated August 14, 2000, the Company paid additional bank fees of $300,000 in August 2000, and will pay $300,000 on January 1, 2001 and $400,000 on July 1, 2001. The
     amended credit facility provides for interest at the lead bank's prime rate plus a margin of 2% as of August 1, 2000, increasing to 3% as of January 1, 2001, 3 1/2% as of April 1, 2001 and 4% as of July 1, 2001. As a result of the August amendment to the credit facility, the repayment of borrowings were accelerated. Accordingly, a $1.2 million charge was recorded in the third quarter of 2000 pursuant to Emerging Issues Task Force ("EITF")
     98-14 "Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements" to accelerate the amortization of previously capitalized loan costs.

     Subsequent to September 30, 2000, the terms of the credit facility were further amended to revise the timing of certain scheduled reductions to the available credit line. The available credit will be reduced to $62.5 million on December 31, 2000 and to $53.5 million on January 15, 2001. The available credit will be reduced by $1.5 million on the last day of each month thereafter, until the entire credit facility matures on October 2, 2001. Accordingly, the Company classified $18.3 million of the outstanding debt as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2000.

     In consideration of the Company's current projected earnings and cash flow, management believes the Company will meet or exceed the requirements under the bank covenants for the one-year period as of and subsequent to September 30, 2000. Management plans to reduce the outstanding balance of the debt through a combination of cash generated from operations and from sales of non-core assets. On September 29, 2000, the Company completed the sale of certain non-core assets, including the sale and leaseback of a building and related building improvements. Management of the Company has identified for sale certain other non-core operating assets that are not strategic to its future operations and has had a number of conversations with potentially interested buyers. In addition, the Company is exploring opportunities to raise additional capital through the sale of senior subordinated notes with warrants. Although management believes it will be successful in repaying the amounts due under the revised credit facility as they become due, there can be no assurance that the Company will be successful in its efforts to consummate any of the aforementioned strategic alternatives.

(13) Comprehensive Income (Loss)

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other annual financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the condensed consolidated balance sheet. For the three and nine months ended September 30, 2000, the Company had comprehensive loss of $2.6 million and $36.6 million, respectively, including a change in the unrealized loss of $26.3 million for the nine months ended September 30, 2000, associated with unrealized loss on securities classified as available-for-sale. For the three months ended September 30, 2000, there was no change in market value from June 30, 2000 to September 30, 2000, therefore there was no change in the unrealized loss on securities classified as available-for-sale. Total comprehensive loss for the three months ended September 30, 1999 was $4.8 million, including an unrealized loss of $4.4 million associated with securities classified as available-for-sale. Total comprehensive loss for the nine months ended September 30, 1999 was $4.9 million, including an unrealized loss of $4.4 million associated with securities classified as available-for-sale.

(14) Segment and Related Information

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

     The Company's reportable segments are strategic business units that offer different products and services. They are separately managed, as each business requires different marketing and distribution strategies.

     The Company derives a majority of its revenue from domestic customers. Prior to the sale of assets as discussed in Note 2, the information and property records services segment conducted minor operations in Germany, which are not significant and are not separately disclosed.

     Summarized financial information concerning the Company's reportable segments is set forth below based on the nature of the products and services offered (in thousands):

                                                                        INFORMATION
                                                           SOFTWARE     & PROPERTY
                                                           SYSTEMS        RECORDS                       CONTINUING
  2000                                                    & SERVICES      SERVICES        OTHER         OPERATIONS
---------------------------------------------            ------------   ------------   ------------    ------------
 Revenues for the periods ended September 30:

   Three months ......................................   $     23,253   $     11,123   $         --    $     34,376

   Nine months .......................................   $     65,863   $     33,145   $         --    $     99,008

 Segment operating profit (loss) for the periods ended
 September 30:

   Three months ......................................   $      3,342   $      1,494   $     (1,972)   $      2,864

   Nine months .......................................   $      5,503   $      4,886   $     (6,232)   $      4,157

                                                                       INFORMATION
                                                          SOFTWARE      & PROPERTY
                                                          SYSTEMS        RECORDS                       CONTINUING
 1999                                                    & SERVICES      SERVICES        OTHER         OPERATIONS
--------------------------------------------            ------------   ------------   ------------    ------------
Revenues for the periods ended September 30:

  Three months ......................................   $     18,584   $      8,954   $         --    $     27,538

  Nine months .......................................   $     46,617   $     27,003   $         --    $     73,620

Segment operating profit (loss) for the periods ended
September 30:

  Three months ......................................   $      3,648   $      2,067   $     (1,620)   $      4,095

  Nine months .......................................   $     10,253   $      7,116   $     (5,129)   $     12,240

                                                                  FOR THE PERIODS ENDED SEPTEMBER 30
                                                              THREE MONTHS                   NINE MONTHS
                                                     ----------------------------    ----------------------------
RECONCILIATION OF REPORTABLE SEGMENT OPERATING
 PROFIT TO THE COMPANY'S CONSOLIDATED TOTALS             2000            1999            2000            1999
----------------------------------------------       ------------    ------------    ------------    ------------
Total segment operating profit for
     reportable segments .........................   $      2,864    $      4,095    $      4,157    $     12,240

Other income .....................................            251              --             251              --

Interest expense .................................         (3,546)         (1,038)         (7,442)         (2,794)

Litigation defense costs .........................             --              --          (1,264)             --

Goodwill and intangibles amortization ............         (2,205)         (2,419)         (7,550)         (5,067)
                                                     ------------    ------------    ------------    ------------

(Loss) income from continuing operations before
     income tax (benefit) provision ..............   $     (2,636)   $        638    $    (11,848)   $      4,379
                                                     ============    ============    ============    ============

(15) Equity Private Placement

     In May 2000, the Company sold 3.3 million shares of common stock and 333,380 warrants pursuant to a private placement agreement with Sanders Morris Harris Inc. for approximately $10.0 million in gross cash proceeds, before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005. The common stock sold in this transaction is not registered and may only be sold pursuant to Rule 144 of the Securities Act of 1933, generally after being held for at least one year. The Company used the proceeds from the offering for the development of its previously announced e-government initiatives and for the development of its national data repository and Internet portal for public information, NationsData.com.

(16) New Accounting Pronouncements Not Yet Adopted

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the ability of the Company to successfully integrate the operations of acquired companies, technological risks associated with the development of new products and the enhancement of existing products, changes in the budgets and regulating environments of the Company's government customers, the ability to attract and retain qualified personnel, changes in product demand, the availability of products, changes in competition, economic conditions, changes in tax risks, availability of capital and the Company's ability to reduce its debt through a combination of cash generated from operations and sales of non-core assets, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

     When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should", "projects", "forecast", "might", "could" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

     RECENT DEVELOPMENTS

     On September 29, 2000, the Company sold for cash certain non-core assets for an aggregate sale price of $14.4 million. The assets sold consisted of certain net assets of two operating subsidiaries, the Company's interest in a certain intangible work product, and the sale and leaseback of a building and related building improvements. The building that was sold is the headquarters for the Company's corporate employees and those of an operating company, and it has been leased back by the Company for a period of ten years at an annual rental amount of $720,000.

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

     From 1998 through January 2000, the Company has made a significant number of acquisitions. All of the Company's acquisitions have been accounted for using the purchase method of accounting for business combinations, and the results of operations of the acquired entities are included in the Company's historical consolidated financial statements from their respective dates of acquisition. Because of the significance of these acquisitions and the disposition of certain non-core assets referred to in "Recent Developments", the Company has also provided pro forma amounts in the following analysis of results of operations as if all of the Company's acquisitions and the disposition of certain non-core assets had occurred as of the beginning of 1999.

     ANALYSIS OF RESULTS OF OPERATIONS

     REVENUES

     For the three and nine months ended September 30, 2000, the Company had revenues from continuing operations of $34.4 million and $99.0 million, respectively, compared to $27.5 million and $73.6 million for the three and nine months ended September 30, 1999, respectively. On a pro forma basis, total revenues for the three and nine months ended September 30, 1999 were $33.4 million, and $101.4 million, respectively, compared to $32.1 million and $92.2 million for the three and nine months ended September 30, 2000. Management believes the decline in revenues on a pro forma basis was primarily because of Year 2000 ("Y2K") related factors. Local governments appear to have reduced spending for software applications and systems for a variety of reasons, including anticipation of Y2K problems and delaying new systems projects while they recover from their intensive efforts to become Y2K compliant in the prior year. Many customers and potential customers appeared to have instituted Y2K "lockdowns" and did not install new systems in the first half of 2000. Additionally, the 1999 pro forma revenues benefited somewhat from accelerated Y2K compliance related sales. Sales volume for the three months ended September 30, 2000 appears to be rebounding somewhat although not back to 1999's record levels.

     Pro forma software license revenue for the three months ended September 30, 2000 declined $1.3 million from $6.7 million in the prior year period. For the nine months ended September 30, 2000, pro forma revenues from software licenses decreased $6.1 million from $19.4 million in the comparable prior year. Pro forma software license revenue comparisons were negatively impacted by the Y2K factors described above.

     For the three months ended September 30, 2000, professional service revenue on a pro forma basis was $16.1 million compared to $16.4 million in the prior year period. Pro forma professional services revenue for the nine months ended September 30, 2000 declined $1.9 million from $51.3 compared to the prior year period. Professional services are often sold in tandem with software license products and are therefore negatively impacted by declining software license sales volume.

     Professional service revenue for the nine months ended September 30, 2000 includes approximately $5.9 million relating to the following three large contracts: (1) Cook County, Recorder of Deeds in Chicago ("Cook County"),
     (2) the Department of the Illinois Secretary of State's office ("State of Illinois") and (3) Nassau County, New York Board of Assessors ("Nassau County"). Professional service revenue included in the three months ended September 30, 2000 relating to these three contracts was approximately $2.8 million. The Cook County contract, which was valued at approximately $4.5 million, was substantially complete as of June 2000. The State of Illinois contract to install and manage a new digital imaging system and perform related services, including technology updates, back records conversion, digital microfilm productions and process workflow implementation, for all divisions of the Business Services Department, is valued at approximately $5.3 million. Installation of the State of Illinois contract began in May 2000 and the majority of this revenue is expected to be earned by early 2001. The Nassau County contract to reassess all residential and commercial properties in Nassau County and provide assessment administration software and training to help maintain equity and manage the property tax process is valued at $34 million. Implementation of the Nassau County contract began in September 2000 and is expected to be completed late 2002.

     For the three months ended September 30, 2000, pro forma maintenance revenue increased 18%, or $1.3 million, compared to $7.1 million for the same period in 1999. Year-to-date pro forma maintenance revenue has increased 17%, or $3.5 million, compared to $20.9 million for the nine months ended September 30, 1999. Maintenance revenue increases are due to a larger customer base of installed software and services products. Maintenance services are provided for the Company's software products, including real estate appraisal products, and third party software and hardware. The renewal rates for real estate appraisal system maintenance agreements is not as high as other software and hardware maintenance agreements and will vary somewhat from period to period. Excluding real estate maintenance agreements, pro forma maintenance revenue increased approximately 20% and 28% for the three and nine months ended September 30, 2000, respectively, compared to the comparable prior year periods. As a percent of revenue, total maintenance revenue on a pro forma basis was approximately 26% for the three and nine months ended September 30, 2000, compared to approximately 21% for both the three and nine months ended September 30, 1999.

     For the three and nine months ended September 30, 2000, pro forma hardware and other revenues declined $1.0 million and $4.7 million, respectively, from $3.2 million and $9.8 million for the three and nine months ended September 30, 1999, respectively. Pro forma hardware revenue is down from prior year periods mainly due to the Y2K related factors described above and Company efforts to focus sales on higher margin products and services.

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

     COST OF REVENUES

     For the three and nine months ended September 30, 2000, cost of revenues from continuing operations were $20.2 million and $59.9 million, respectively, compared to $14.4 million and $38.4 million for the three and nine months ended September 30, 1999, respectively. On a pro forma basis, total cost of revenues for the three months ended September 30, 1999 was $18.9 million compared to $19.1 million for the three months ended September 30, 2000. For the nine months ended September 30, 1999, pro forma cost of revenues was $58.8 million compared to $56.5 million for the nine months ended September 30, 2000.

     The cost of revenues decline is primarily due to lower revenues. Cost of revenues in 2000 includes subcontracting expenses for the Cook County contract, higher head count as a result of prior year sales volume increases and salary adjustments. Personnel cost, which in the short term is somewhat fixed in nature, is the largest component of cost of revenues, and contributed to a lower gross margin for the three and nine months ended September 30, 2000. A product mix that included less software license revenue in 2000 compared to 1999 was another negative factor impacting the gross margin. The gross margin decline was offset slightly by more capitalized labor costs in 2000 for internally developed software projects. On a pro forma basis, the overall gross margin was 41% and 39% for the three and nine months ended September 30, 2000, compared to 43% and 42% for the three and nine months ended September 30, 1999, respectively.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three and nine months ended September 30, 2000, were $11.3 million and $34.9 million, respectively, compared to $9.1 million and $23.0 million in the comparable prior year periods. On a pro forma basis, selling, general and administrative expenses as a percent of revenues was 33% and 30% for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, pro forma selling, general and administrative expense as a percent of revenue was 36% compared to 30% for the nine months ended September 30, 1999. Lower sales volume combined with increased travel expense, costs associated with consolidating certain finance and administrative functions and higher personnel costs negatively impacted selling, general and administrative expense comparisons. For the three and nine months ended September 30, 2000, selling, general and administrative expenses included approximately $1.7 million and $4.4 million, respectively, of additional expenses associated with the Company's national data repository ("Database") activities and its preliminary sales efforts.

     LITIGATION DEFENSE COSTS

     In December 1999, a competitor of one of the Company's operating subsidiaries filed a lawsuit against the subsidiary, an employee of the subsidiary, and the Company alleging that the employee, who had previously been an employee of the competitor, had taken confidential and proprietary trade secrets upon leaving the employment of the competitor. The lawsuit proceeded on an accelerated court schedule and was tried before a judge in March 2000. After a trial on the merits, the trial court issued a favorable ruling on behalf of the Company and its subsidiary and awarded no monetary damages to the competitor. Incremental direct legal costs relating to the defense of these matters were approximately $1.3 million for the nine months ended September 30, 2000, respectively, which is included in litigation defense costs in the accompanying consolidated condensed financial statements. In addition, the Company devoted significant internal resources to the litigation defense, the costs of which are included in selling, general and administrative expenses.

     AMORTIZATION OF INTANGIBLES

     The Company has accounted for all acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the fair value of net identifiable assets of the acquired companies ("goodwill") and intangibles associated with acquisition is amortized using the straight-line method of amortization over their respective useful lives beginning when a company is first acquired. Amortization expense increased for the three and nine months ended September 30, 2000 compared to the same periods of 1999 due to inclusion of goodwill and other intangible amortization for companies acquired after September 30, 1999. Amortization expense periodically includes adjustments resulting from finalization of preliminary purchase price allocations relating to such acquisitions.

     INTEREST EXPENSE

Interest expense increased substantially for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The senior credit facility was amended in August 2000 and included accelerating repayment of borrowings under the facility. Accordingly, a $1.2 million charge was recorded in the third quarter of 2000 pursuant to EITF 98-14 "Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements" to accelerate the amortization of previously capitalized loan costs. Higher debt levels to finance acquisitions and their related transaction costs and capital expenditures including construction of the Database have also resulted in higher interest expense. In connection with construction of the Database and certain internally developed software projects, the Company capitalized $190,000 and $518,000 of interest costs in the three and nine months ended September 30, 2000. In addition to higher debt levels, the average effective interest rate for the three and nine months ended September 30, 2000, was 10.8% and 9.8%, respectively, compared to 7.6% and 7.3% for the same periods in 1999.

     INCOME TAX PROVISION

     In the three months ended September 30, 2000, the Company had a loss from continuing operations before income taxes of $2.6 million and an income tax benefit of $160,000 resulting in an effective tax rate of 6%. For the nine months ending September 30, 2000, the Company had a loss from continuing operations before income taxes of $11.8 million and an income tax benefit of $2.2 million, resulting in an effective tax rate of 18%. These effective tax rates are due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

     DISCONTINUED OPERATIONS

     The Company recorded a net loss from disposal of discontinued operations of $82,000 and $569,000 for the three and nine months ended September 30, 2000, respectively compared to net losses of $602,000 and $1.9 million for the three and nine months ended September 30, 1999. Discontinued operations in 2000 consist of Swan Transportation ("Swan"), whose operations were discontinued in 1995, and TPI of Texas, Inc. ("TPI"), which sold substantially all of its assets and liabilities in 1995. The 1999 loss from discontinued operations includes Forest City, which was disposed of in March 1999.

     In the three months ended September 30, 2000, TPI and Swan together recorded a charge of $82,000 for trial and related costs, net of taxes of $44,000. For the nine months ended September 30, 2000, these charges totaled $569,000, net of taxes of $307,000.

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

     NET INCOME (LOSS) AND OTHER MEASURES

     Net loss was $2.6 million and $10.3 million for the three and nine months ended September 30, 2000, respectively, compared to net loss of $405,000 and $435,000 for the three and nine months ended September 30, 1999. Net loss from continuing operations was $2.5 million and $9.7 million for the three and nine months ended September 30, 2000 compared to net income of $197,000 and $1.5 million for the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 2000, diluted loss per share from continuing operations was $0.05 and $0.22, respectively, compared to diluted earnings per share from continuing operations of $0.00 and $0.04 for the three and nine months ended September 30, 1999, respectively.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three and nine months ended September 30, 2000, respectively, was $4.7 million and $9.4 million compared to $5.0 million and $14.8 million for the comparable prior year periods. EBITDA consists of income from continuing operations before interest, litigation defense costs, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with generally accepted accounting principles, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. Cash flows used by operating activities for the nine months ended September 30, 2000 were $4.3 million, compared to cash flows provided by operating activities of $1.3 million for the nine months ended September 30, 1999.

     FINANCIAL CONDITION AND LIQUIDITY

     The Company has a credit facility with a syndicated group of banks which had an original maturity date of October 1, 2002 and an original credit line of $80 million. The credit facility contains covenants that limit, among other items, the level of the Company's funded debt and require certain earnings before interest, taxes, depreciation and amortization and debt ratio levels. At September 30, 2000, the Company was fully in compliance with the covenants under the amended credit facility. As of September 30, 2000, the available credit under the Company's credit facility was $64.0 million, of which $60.3 million was outstanding.

     In connection with an amendment to the credit facility dated August 14, 2000, the Company paid additional bank fees of $300,000 in August 2000, and will pay $300,000 on January 1, 2001 and $400,000 on July 1, 2001. The
     amended credit facility provides for interest at the lead bank's prime rate plus a margin of 2% as of August 1, 2000, increasing to 3% as of January 1, 2001, 3 1/2% as of April 1, 2001 and 4% as of July 1, 2001.

     Subsequent to September 30, 2000, the terms of the credit facility were further amended to revise the timing of certain scheduled reductions to the available credit line. The available credit will be reduced to $62.5 million on December 31, 2000 and to $53.5 million on January 15, 2001. The available credit will be reduced by $1.5 million on the last day of each month thereafter, until the entire credit facility matures on October 2, 2001. Accordingly, the Company classified $18.3 million of the outstanding debt as a current liability in the accompanying condensed consolidated balance sheet at September 30, 2000.

     For the three and nine months ended September 30, 2000, the effective average interest rate for the borrowings was approximately 10.8% and 9.8%, respectively. The credit facility is secured by substantially all of the Company's real and personal property and by a pledge of the common stock of present and future significant operating subsidiaries. The credit facility is also guaranteed by such subsidiaries.

     In consideration of the Company's current projected earnings and cash flow, management believes the Company will meet or exceed the restrictive covenants for the one-year period as of and subsequent to September 30, 2000. Management plans to reduce the outstanding balance of the debt through a combination of cash generated from operations and sales of non-core assets. Management of the Company has identified certain non-core operating assets, which are not strategic to its future operations for sale and have had a number of conversations with potentially interested buyers. In addition, the Company is exploring opportunities to raise additional capital through the sale of subordinated senior notes with warrants. Although management believes it will be successful in repaying the amounts payable under the revised credit facility when those amounts come due, there can be no assurance that the Company will be successful in its attempt to consummate any of the aforementioned strategic alternatives.

     On September 29, 2000, the Company sold for cash certain non-core assets for an aggregate sale price of $14.4 million. The assets sold consisted of certain net assets of two operating subsidiaries, the Company's interest in a certain intangible work product, and the sale and leaseback of a building and related building improvements. The building that was sold is the headquarters for the Company's corporate employees and those of an operating company, and it has been leased back by the Company for a period of ten years at an annual rental amount of $720,000. The net proceeds of the sale were used to repay an existing obligation of one of the companies sold and to reduce the Company's borrowings under its senior credit facility.

     For the nine months ended September 30, 2000, the Company made capital expenditures of $10.3 million. These expenditures included $7.6 million relating to the construction of the Database and other software development. The remaining expenditures were primarily for computer equipment and building expansions required for internal growth. In connection with the construction of the Database and other software development, the Company capitalized interest costs of $190,000 and $518,000 for the three and nine months ended September 30, 2000.

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

     These expenditures were primarily funded by borrowings under the Company's revolving credit facility.

     In May 2000, the Company sold 3.3 million shares of common stock and 333,380 warrants pursuant to a private placement agreement with Sanders Morris Harris Inc. for approximately $10.0 million in gross cash proceeds before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005. The common stock sold in this transaction is not registered and may only be sold pursuant to Rule 144 of the Securities Act of 1933, generally after being held for at least one year. Tyler used the proceeds from the offering for new product development, including the development of its previously announced e-government initiatives and for the development of its national data repository and Internet portal for public information, NationsData.com.

     On November 4, 1999 the Company acquired selected assets and assumed selected liabilities of Cole-Layer-Trumble Company, a division of a privately held company. A portion of the consideration consisted of restricted shares of Tyler common stock and included a price protection on the sale of the Company's common stock, which expires no later than November 4, 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.8 million. The subsequent payment, if any, of the contingent consideration will not change the recorded cost of the acquisition.

     Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 7 of this document.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit
                      NUMBER                       EXHIBIT

                        4.7 Asset Purchase Agreement dated September 29, 2000, by and among Tyler Technologies, Inc., Kofile, Inc., Spectrum Data, Inc., eiSolutions, Inc., Kofile Acquisition Corporation and Spectrum Data Acquisition Corporation

                        4.8 Real Estate Purchase and Sale Agreement dated September 29, 2000, by and among Business Resources Corporation, Spectrum Data, Inc. and William D. and Marilyn Oates

                        4.9 Lease Agreement between William D. Oates and Marilyn Oates as Landlord and Government Record Services, Inc. as Tenant

                       27           Financial Data Schedule

     (b) There were no reports filed on Form 8-K during the third quarter of 2000.

Item 3 of Part I and Items 2, 3, 4, and 5 of Part II were not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TYLER TECHNOLOGIES, INC.

                                       By: /s/ Theodore L. Bathurst
                                          --------------------------------------
                                          Theodore L. Bathurst Vice President
                                          and Chief Financial Officer (principal
                                          financial officer and an authorized
                                          signatory)

                                       By: /s/ Terri L. Alford
                                          --------------------------------------
                                          Terri L. Alford
                                          Controller
                                          (principal accounting officer and an
                                          authorized signatory)

Date: November 14, 2000

                                  EXHIBIT INDEX



        EXHIBIT
        NUMBER                           DESCRIPTION
        ------                           -----------
          4.7              Asset Purchase Agreement dated September 29, 2000, by
                           and among Tyler Technologies, Inc., Kofile, Inc.,
                           Spectrum Data, Inc., eiSolutions, Inc., Kofile
                           Acquisition Corporation and Spectrum Data Acquisition
                           Corporation

          4.8              Real Estate Purchase and Sale Agreement dated
                           September 29, 2000, by and among Business Resources
                           Corporation, Spectrum Data, Inc. and William D. and
                           Marilyn Oates

          4.9              Lease Agreement between William D. Oates and Marilyn
                           Oates as Landlord and Government Record Services,
                           Inc. as Tenant

         27                Financial Data Schedule