Form 10-K405
period 2000-12-31
TYLER TECHNOLOGIES INC
filed 2001-03-21
CIK 860731

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                        ON WHICH REGISTERED
     -----------------------------                -----------------------
     COMMON STOCK, $0.01 PAR VALUE                NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                                    ---------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES X NO
              ---   ---

         THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 19, 2001 WAS $ 45,185,000.

         THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 19, 2001 WAS 47,179,371.

                       DOCUMENTS INCORPORATED BY REFERENCE

    CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 31, 2001.
================================================================================

                            TYLER TECHNOLOGIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
                                                 PART I

Item 1.       Business......................................................................  3

Item 2.       Properties....................................................................  7

Item 3.       Legal Proceedings.............................................................  7

Item 4.       Submission of Matters to a Vote of Security Holders...........................  7

                                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........  8

Item 6.       Selected Financial Data.......................................................  9

Item 7.       Management's Discussion and Analysis of Financial Condition and Results
               of Operations................................................................ 10

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.................... 19

Item 8.       Financial Statements and Supplementary Data................................... 19

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure................................................................... 19

                                                    PART III

Item 10.      Directors and Executive Officers of the Registrant............................ 20

Item 11.      Executive Compensation........................................................ 20

Item 12.      Security Ownership of Certain Beneficial Owners and Management................ 20

Item 13.      Certain Relationships and Related Transactions................................ 20

                                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K................ 20

Signatures.................................................................................. 24

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Tyler Technologies, Inc. ("Tyler" or the "Company") is a leading provider of end-to-end, e-government information management solutions for local governments. Tyler partners with clients to make local government more accessible to the public, more responsive to needs of citizens and more efficient. Tyler has a broad line of products and services to address the information technology needs of virtually every area of operation for cities, counties, schools and other local government entities. Tyler's client base includes nearly 6,000 local government offices in 49 states, Canada and Puerto Rico.

    The Company was founded in 1966. With the sale of Business Resources Corporation for cash in a transaction valued at $71.0 million, the Company discontinued the information and property records services segment in December 2000. The continuing segment of the Company consists of the businesses in the software systems and services segment. Unless otherwise specified, the following description of the Company's business relates only to the continuing operations of its software systems and services segment. In February 1998, the Company embarked on a multi-phase strategy and growth plan focused on serving the specialized information management needs of local government. Since that time, Tyler has experienced significant growth both internally and as a result of a number of acquisitions, both in the information and property records services segment as well as strategic acquisitions in the software systems and services segment. Prior to February 1998, the Company provided products and services to customers in other segments through ownership of various diversified operating companies, all of which have been discontinued.

    Tyler made the decision to dispose of the information and property records services segment in order to strengthen its balance sheet and allow the Company to focus its financial and human capital on what management believes are opportunities for more rapid growth in the local government software and services business. Tyler expects to capitalize on these growth opportunities by leveraging its nationally installed client base, its long-term relationships with local governments, and its domain expertise in the marketplace through the development of state-of-the-art technologies and new nationwide branded application solutions. Tyler began in 2000 and is continuing in 2001 several significant initiatives to design and develop a new generation of certain of its software products built on state-of-the-art n-tier architecture, SQL compliant databases, browser compatible, and component-based technology. In addition, in 2001 Tyler will begin to deploy certain products in an application service provider ("ASP") environment, providing hosting and data center services for clients. Tyler expects to deploy both existing legacy applications solutions and newly developed Tyler branded products in the ASP model.

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

    Traditionally, local governmental bodies and agencies performed state-mandated duties, including property assessment, record keeping, road maintenance, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting local government, each of which demands a service response. These areas include criminal justice and corrections, administration and finance, public safety, health and human services, and public works. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these governmental units. As a result, these governmental bodies and agencies recognize the increasing value of information management services and systems to, for example, improve revenue collection, provide increased access to information, and streamline delivery of government services to their constituents. Local governmental bodies are now recognizing that `e-government' is an additional responsibility for community development. From integrated tax systems to integrated criminal justice information systems, many counties and municipal governments have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies to share data and provide a more comprehensive approach to information management. Many of the county and municipal government agencies also have individual information management requirements, which must be tailored to the specific services being provided.

    In 2000, Dataquest (a unit of Gartner Group) estimated the annual expenditures by state, local, and municipal governmental bodies and agencies for information technology products and services at approximately $43 billion. Dataquest estimates this market will grow to over $59 billion by 2005. The external services and software segments of the market, in which Tyler has significant offerings, are expected to be the most rapidly growing areas of the local government information technology market.

PRODUCTS AND SERVICES

    Tyler provides cities, counties and other local government entities with software systems and services to meet their diverse information technology and automation needs. The Company designs, develops, markets and supports a broad range of application software products to serve mission-critical back-office functions. Certain software products include Internet-accessible solutions that allow for real-time public access to a variety of public information or that allow the public to transact business with local governments via the Internet. Tyler also assists local governments with all aspects of software and hardware selection, network design and management, installation and training, and ongoing support and related services. In connection with these services the Company integrates its own products with computer equipment from hardware vendors, third-party database management applications, and office automation software. Tyler is also the nation's largest provider of mass appraisal services to taxing jurisdictions, including physical inspection of properties in assessing jurisdictions, data collection and processing, computer analysis for property valuation and preparation of tax rolls.

    Tyler's products and services generally are grouped in four major areas - Financial and City Solutions, Justice and Courts, Property Appraisal and Tax, and Recording Systems.

Financial and City Solutions

    Tyler's financial and city solutions products include modular fund accounting solutions that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Tyler's systems include modules for general ledger, budget preparation, payroll, human resources, fixed assets, purchasing, accounts payable and investment management. All of Tyler's systems conform to government auditing and financial reporting requirements and generally accepted accounting principles.

    The Company offers utility billing systems that support the billing and collection of multiple metered and non-metered services, as well as multiple billing cycles. Comprehensive applications calculate and generate bills for one or more cycles and generate penalties and late notices for each billing cycle. Tyler offers Web-enabled utility billing solutions that allow customers to access information such as average consumption, flood plain information and transaction history. In addition, the utility billing solutions can allow Tyler's clients to accept secured Internet payments via credit cards and checks.

    Tyler's specialized municipal information products automate numerous functions of city hall, including municipal court management, equipment and project costing, inventory, special assessments, and tax billing and collection. Other applications designed to meet specific municipal government needs include cemetery records management, ambulance billing and fleet maintenance, citizen complaint tracking, permits and inspections, and business licenses.

Justice and Courts

    Tyler offers a complete integrated suite of law enforcement and justice products designed to automate, track and manage the judicial process from incidents initiated in computer-aided dispatch/emergency E-911 systems through the process of arrest, court appearances and final disposition to probation. These applications may be installed on a stand-alone basis or integrated with other Tyler law enforcement and justice products to eliminate duplicate entries and improve efficiency.

    Tyler's Web-enabled court systems are designed to automate the tracking and management of information involved in criminal and civil court cases. These applications track the status of criminal and civil cases, process fines and fees and generate the specialized judgment and sentencing documents, citations, notices and forms required in court proceedings. Additional judicial applications automate the management of court calendars, coordinate judges' schedules, generate court dockets, manage justice of the peace processes and automate district attorney and prosecutor functions. Related products also include jury selection, "hot" check processing, and adult and juvenile probation processing applications. Tyler's technologies for courtrooms allow judges to review cases, calendars, scanned documents and mug shots using a Web browser. Additionally, document-imaging options include the ability to scan, store, retrieve and archive a variety of criminal and civil case-related documents.

    Tyler's law enforcement systems automate law enforcement agency functions from dispatch and police records management to booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to the latest arrest and incarceration data. The system also provides warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, and automation of statistics and state and federal reporting. Tyler's computer-aided dispatch/emergency E-911 system tracks calls and the availability and status of emergency response vehicles, interfaces with local and state searches, and generally assists dispatchers in processing emergency situations. The law enforcement and jail management systems are fully integrated with the suite of court related products that track and manage the judicial process.

    Tyler's judicial systems also allow the public to access via the Internet a variety of information contained in the judicial system, including criminal and civil court records, jail booking and release information, bond and bondsmen information and court calendars and dockets. Tyler's e-government systems also allow cities and counties to accept payments for traffic and parking tickets over the Internet, with a seamless and automatic interface to the back-office system.

Property Appraisal and Tax

    Tyler provides systems that automate the appraisal and assessment of real and personal property, including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing, and electronic state level reporting. These systems are image- and video-enabled to facilitate the storage of the many property-related documents involved and for the on-line storage of digital photographs of properties for use in defending values in protest situations. Other related applications are available for tax billing and collection agencies, including counties and cities, school tax offices, and special collection agencies. These systems support billing, collections, lock box operations, mortgage company electronic payments, and automate various reporting requirements.

    Tyler is also the nation's largest provider of mass real property appraisal services for local government taxing authorities. These services include:

     o the physical inspection of all properties in the assessing jurisdiction,

     o    data collection and processing,

     o    sophisticated computer analysis for property valuation,

     o    preparation of tax rolls,

     o    community education on the assessment process and

     o    arbitration between taxpayers and the assessing jurisdiction.

    Property appraisal and tax services are seasonal to the extent that harsh winter weather conditions reduce the time available to perform certain services.

Recording Systems

    Tyler offers a number of specialized applications designed to help county governments enhance and automate courthouse operations. These systems record and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). Tyler also offers applications to automate such functions as child support tracking, voter registration and election result tabulations, and motor vehicle registration.

Other

    The Company also provides Website development and hosting services for local government clients. Tyler's InSite product includes turn-key services to build, maintain and host a community's presence on the Internet. InSite includes an e-portal to allow Internet access to information maintained in the client's back-office systems, and allows the public to transact business with the local government via the Web. The first installations of InSite were completed during 2000 and the Company believes that the availability of these features enhances the appeal of its core systems to customers.

    In addition, Tyler provides a variety of products that interface with and enhance its other products, including electronic document imaging systems that integrate scanning, retrieval, and display of document images into other applications where needed. Other products add electronic video imaging, which integrates the capture and display of pictures with other applications.

SALES, MARKETING, AND CUSTOMERS

    Tyler markets its products and services through direct sales and marketing personnel located throughout the United States. Other in-house marketing staff focus on add-on sales, professional services and support.

    Sales of new systems are typically generated from referrals from other governmental offices or departments within a county or municipality, referrals from other local governments, relationships established between sales representatives and county or local officials, contacts at trade shows, direct mailings, and direct contact from prospects already familiar with the Company. The Company is active in numerous state, county, and local government associations, and participates in annual meetings, trade shows, and educational events.

    Customers consist primarily of county, municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff's office, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. No single customer accounted for more than 10% of the Company's total revenues in 2000. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing service and software update agreements thereafter. Although these agreements can be terminated by either the Company or the customer, historically most support and maintenance agreements are automatically renewed annually. Contracts for mass appraisal services are generally one to three years in duration. During 2000, approximately 35% of the Company's revenue was attributable to ongoing support and maintenance agreements.

    Tyler's installed customer base includes nearly 6,000 local government offices in 49 states, Canada and Puerto Rico. The Company's operating units have historically experienced very low customer turnover, averaging less than 1% annually.

COMPETITION

    The Company competes with numerous local, regional, and national firms that provide or offer some or all of the products and services provided by the Company. Most of these competitors are smaller companies that may be able to offer less expensive solutions than the Company. Tyler also competes with national firms, some of which have greater financial and technical resources than Tyler. The Company also occasionally competes with central internal information service departments of county or local governments, which requires the Company to persuade the end-user department to discontinue service by its own personnel and outsource the service to the Company. The Company competes on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. The Company's ability to offer an integrated system of applications for several offices or departments is often a factor in its favor. County and local governmental units often are required to put their contracts up for competitive bid. Competition may be increased if a customer seeks bids on only one aspect of its system (such as only motor vehicle registration) rather than bidding all of the system as an integrated whole, because single function bidding generally results in more bidders and more intense price competition.

SUPPLIERS

    All computers, peripherals, printers, scanners, operating system software, office automation software, and other equipment necessary for the implementation and provision of software systems and services by Tyler are presently available from several third-party sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. The Company has not experienced any significant supply problems.

BACKLOG

    At December 31, 2000, the Company's estimated sales backlog was approximately $97.1 million, compared to $67.2 million at December 31, 1999. Backlog increased primarily due to a contract the Company signed in August 2000 for reappraisal services and software with Nassau County, New York which will run through the end of 2002. The backlog represents contracts that have been signed but not delivered or performed as of year-end. Approximately $67.9 million of the backlog is expected to be installed or services are expected to be performed during 2001.

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

EMPLOYEES

    At December 31, 2000, the Company had approximately 1,267 employees, of which approximately 29 were employed in the corporate office. Mass property appraisal projects are periodic in nature and can be widely dispersed geographically. The Company often hires temporary employees to assist in these projects whose term of employment generally ends with the project's completion. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. Management considers its relations with its employees to be positive.

OTHER INFORMATION

    The Company previously classified its operations into two segments - software systems and services and information and property records services. In September 2000, the Company sold certain real estate and the assets of two businesses in the information and property records services segment, including Kofile, Inc., for $14.4 million in cash. In December 2000, the Company sold for cash in a transaction valued at $71.0 million its Business Resources Corporation and affiliated units, which comprised the majority of the remaining operations of the information and property records services segment. The Company expects to sell or otherwise dispose of the remaining units in that segment during 2001. Accordingly, the operating results of the information and property records services segment has been classified as discontinued operations in the accompanying consolidated financial statements.

ITEM 2.   PROPERTIES.

    The Company occupies approximately 216,000 square feet of office and warehouse space, 27,000 of which is owned by the Company. The Company leases its principal executive office located in Dallas, Texas, as well as other offices, facilities and project offices for its operating companies in Texas, Iowa, Maine, Ohio, Michigan, Colorado, Idaho, North Carolina, Massachusetts, Pennsylvania, Connecticut, New Hampshire, New York, Rhode Island, California, Georgia, Wisconsin and Florida. The Company's owned property has been pledged as security under its senior credit facility.

ITEM 3.   LEGAL PROCEEDINGS.

    Two of the Company's non-operating subsidiaries, Swan Transportation Company ("Swan") and TPI of Texas, Inc. ("TPI"), have been and/or are currently involved in various claims raised by approximately 550 former TPI employees for work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment by TPI. Swan was the parent company of TPI, which owned and operated a foundry in Tyler, Texas for approximately 28 years. As non-operating subsidiaries of the Company, the assets of Swan and TPI consist primarily of various insurance policies issued to each company during the relevant time periods. Swan and TPI have tendered the defense and indemnity obligations arising from these claims to their insurance carriers. To date, Swan's insurance carriers have entered into settlement agreements with over 230 of the plaintiffs, each of which agreed to release Swan, TPI, the Company, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers. Because of the inherent uncertainties discussed above, it is reasonably possible that the amounts recorded as liabilities for TPI and Swan related matters could change in the near term by amounts that would be material to the consolidated financial statements.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tyler common stock is traded on the New York Stock Exchange. At December 31, 2000, Tyler had approximately 3,000 stockholders of record. A number of the Company's stockholders hold their shares in street name; therefore, there are substantially more than 3,000 beneficial owners of its common stock.

    The following table sets forth for the calendar periods indicating the high and low sales price per share of Tyler common stock as reported on the New York Stock Exchange.

                                                            HIGH        LOW
                                                           ------      ------
     1999:    First Quarter.............................   $ 6.44      $ 4.00

              Second Quarter............................     6.88        3.50

              Third Quarter.............................     6.50        4.38

              Fourth Quarter............................     6.63        3.38

     2000:    First Quarter.............................     6.19        3.88

              Second Quarter............................     8.00        2.56

              Third Quarter.............................     3.13        1.81

              Fourth Quarter............................     2.44        1.13

     2001:    First Quarter (through March  16, 2001)...   $ 2.06      $ 1.13

    No cash dividends were paid in 2000 or 1999. The Company intends to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate declaring a cash dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.
(In thousands, except per share data)

                                                       AS OF OR FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                  2000        1999        1998        1997        1996
                                                --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA: (1)
Revenues ....................................   $ 93,200    $ 71,416    $ 23,440    $     --    $     --
Costs and expenses:
   Cost of revenues (2) .....................     58,925      37,027      13,143          --          --
   Selling, general and
     administrative expense (2) .............     32,805      27,553       8,534       2,959       6,858(3)
   Costs of certain acquisition
    opportunities ...........................         --       1,851       3,146          --          --
   Amortization of intangibles ..............      6,903       4,966       1,499          --          --
   Interest (income) expense, net ...........      4,884       1,797         234        (822)       (304)
                                                --------    --------    --------    --------    --------
Loss from continuing operations
   before income taxes ......................    (10,317)     (1,778)     (3,116)     (2,137)     (6,554)
Income tax provision (benefit) ..............     (2,810)        188        (652)       (918)     (1,573)
                                                --------    --------    --------    --------    --------
Loss from continuing operations .............   $ (7,507)   $ (1,966)   $ (2,464)   $ (1,219)   $ (4,981)
                                                ========    ========    ========    ========    ========
Loss from continuing operations
   per common share-diluted .................   $  (0.17)   $  (0.05)   $  (0.08)   $  (0.06)   $  (0.25)
                                                ========    ========    ========    ========    ========

Weighted average number of diluted shares ...     45,380      39,105      32,612      20,498      19,876
OTHER DATA:
     EBITDA (4) .............................   $  4,253    $  7,981    $  2,256    $ (2,843)   $ (6,757)


                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                            2000         1999         1998         1997         1996
                                                         ---------    ---------    ---------    ---------    ---------
             BALANCE SHEET DATA: (1)
             Total assets ............................   $ 152,706    $ 250,838    $ 130,805    $  47,150    $  52,484
             Long-term obligations, excluding
               current portion .......................       7,747       61,530       37,189           --           --
             Shareholders' equity ....................      96,122      138,904       76,346       31,403       32,041

             STATEMENT OF CASH FLOWS DATA:
             Cash flows from operating activities        $  (6,436)   $     649    $   1,656    $  (5,829)   $   6,484
             Cash flows from investing activities           65,401      (24,743)     (36,787)      (2,020)       6,139
             Cash flows from financing activities          (52,022)      24,955       27,893        2,515            9

(1) 2000, 1999, and 1998 include the results of operations of the companies formerly comprising the software systems and services segment from the acquired companies' respective dates of acquisition and excludes the results of operations of the discontinued automotive parts and supplies segment and the information and property records services segment. Prior years' selected financial data have been restated to reflect discontinuation of the information and property records services segment in 2000, the automotive parts and supply segment in 1998, and the fund-raising segment in 1997. For years prior to 1998, selling, general and administrative expense includes only amounts relating to the holding company. See Notes 2 and 3 in Notes to Consolidated Financial Statements.

(2) Depreciation and amortization included in cost of revenues and selling, general and administrative expenses for 2000, 1999, 1998, 1997, and 1996 was $2,783, $1,145, $493, $116, and $101, respectively.

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

    On a pro forma basis, EBITDA for the year ended December 31, 2000 and 1999, was $4,253 and $13,135, respectively. Pro forma information presents the consolidated results of operations as if all the Company's acquisitions and the disposition of the information and property records services segment occurred as of the beginning of 1999, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD - LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the ability of the Company to successfully integrate the operations of acquired companies, technological risks associated with the development of new products and the enhancement of existing products, changes in the budgets and regulatory environments of the Company's government customers, the ability to attract and retain qualified personnel, changes in product demand, the availability of products, changes in competition, changes in economic conditions, changes in tax risks and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

    When used in this Annual Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should," "projects," "forecasts," "might," "could," or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

    On September 29, 2000, the Company sold for cash certain net assets of Kofile, Inc. ("Kofile") and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements. Effective December 29, 2000, the Company sold for cash its land records business unit, Business Resources Corporation ("Resources"), including among others, Resources wholly-owned subsidiaries Government Records Services, Inc. and Title Records Corporation, to an affiliate of Affiliated Computer Services, Inc. ("ACS"). Concurrent with the sale to ACS, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. In March 1999, the Company sold Forest City Auto Parts Company ("Forest City"), which was an automotive parts and supplies business. The business and assets divested or identified for divesture have been classified as discontinued operations in 2000, 1999, and 1998. All prior year financial information included herein has been restated to reflect these dispositions. Continuing operations in 2000, 1999, and 1998 are comprised of the results of operations of the companies formerly comprising the software systems and services segment.

    The following is a summary of significant acquisitions consummated in 1998 and 1999 that remain in continuing operations:

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

    On November 4, 1999, the Company acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company, ("CLT"), a division of a privately held company. CLT provides property appraisal software and services to governments.

    All of the Company's acquisitions have been accounted for using the purchase method for business combinations, and the results of operations of the acquired entities are included in the Company's historical consolidated financial statements from their respective dates of acquisition. Because of the significance of these acquisitions, in the following analysis of results of operations, the Company has provided pro forma amounts as if all of the Company's acquisitions and dispositions previously discussed had occurred as of the beginning of 1998. There were no acquisitions during 2000 that remain in continuing operations.

2000 COMPARED TO 1999

REVENUES

    On a pro forma basis, revenues were $93.2 million for the year ended December 31, 2000, compared to $107.4 million in the comparable prior year period. The decline in revenues on a pro forma basis was primarily because of post-Year 2000 ("Y2K") related factors. Local governments reduced spending for software applications and systems for a variety of reasons, including anticipation of Y2K problems and delaying new systems projects while they recover from their intensive efforts to become Y2K compliant in the prior year. Many customers and potential customers appeared to have instituted Y2K "lockdowns" and did not install new systems during 2000. Additionally, the 1999 pro forma revenues benefited somewhat from accelerated Y2K compliance related sales.

    Pro forma software license revenue in 2000 decreased approximately 25% to $18.6 million from $24.9 million compared to 1999. Pro forma software license revenue comparisons were negatively impacted by the post-Y2K factors described above.

    Professional service revenue on a pro forma basis decreased approximately $6.5 million to $37.4 million in 2000 compared from $43.9 million in 1999. Professional services such as data conversion and training are often contracted for in conjunction with software license products. Thus, the decline in software license sales volume in 2000 negatively impacted professional services. Pro forma professional services revenue declined despite the inclusion of approximately $4.7 million of appraisal services and software revenue in 2000 from the Company's contract with Nassau County, New York Board of Assessors ("Nassau County"). The Nassau County contract to reassess all residential and commercial properties in Nassau County and provide assessment administration software and training to help maintain equity and manage the property tax process is valued at $34.0 million. Implementation of the Nassau County contract began in September 2000 and is expected to be completed late 2002.

    Pro forma maintenance revenue was $32.5 million for 2000 and $28.3 million for the comparable prior year period. The 15% increase is due to an increase in the Company's base of installed software and systems products. Maintenance revenue was approximately 35% of total revenue in 2000 compared to approximately 26% in 1999, on a pro forma basis. Maintenance and support services are provided for the Company's software products, including property appraisal products, and third party software and hardware. The renewal rates for property appraisal system maintenance agreements are not as high as other software and hardware maintenance agreements and will vary somewhat from period to period. Excluding property appraisal maintenance agreements, pro forma maintenance revenue increased approximately 20% for the year ended December 31, 2000 compared to the comparable prior year period.

    Hardware revenue on a pro forma basis decreased $5.7 million in 2000 compared to 1999 as a result of the Company focusing its sales effort on higher margin products and services.

COST OF REVENUES

    For the year ended December 31, 2000, on a pro forma basis, cost of revenues was $58.9 million compared to $60.9 million in 1999. Gross margin, on a pro forma basis, decreased to 37% in 2000 from 43% for the same period in the prior year. Gross margin decreased because software license revenue was a lower percentage of the overall product mix in 2000 compared to 1999. Software license revenue carries higher margins than other revenue categories. Another contributing factor to a lower gross margin in 2000 was higher personnel costs. Personnel costs, which is the primary component of cost of service and maintenance revenue, increased due to higher costs of contract labor, salary adjustments and higher head count as a result of staffing increases associated with record high revenues in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    For the year ended December 31, 2000, selling, general and administrative expenses were $32.8 million, or 35% of revenues. For the same period in the prior year, selling, general and administrative expenses were $35.1 million, or 33% of revenues, on a pro forma basis. Selling, general and administrative expenses include sales commission costs which declined as a result of lower sales volume. This decline was offset somewhat by costs associated with consolidating certain finance and administrative functions and higher personnel costs.

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

    In January 2000, CPS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On March 24, 2000, the bankruptcy court conducted a public auction of the assets of CPS. The Company anticipates minimal to no recovery of amounts due under its secured notes. Accordingly, the aggregate bridge financings and related accrued interest receivable and other costs amounting to $1.9 million were expensed in the 1999 consolidated financial statements.


AMORTIZATION OF INTANGIBLES

    The Company accounted for all 1999 and 1998 acquisitions using the purchase method of accounting for business combinations. The excess of the purchase price over the net identifiable assets of the acquired companies ("goodwill") is amortized using the straight-line method of amortization over their respective estimated useful lives.

    At December 31, 2000 and 1999, the Company had $84.7 million and $85.7 million, respectively, of goodwill and other intangible assets, net of accumulated amortization. Such intangibles amounted to 55% and 34% of total assets and 88% and 62% of shareholders' equity at December 31, 2000 and 1999, respectively. Goodwill excluding accumulated amortization at December 31, 2000 and 1999 was $51.1 million and $53.8 million, respectively. The decrease in unamortized goodwill from the prior year is primarily due to adjustments made to goodwill in the third quarter of 2000 relating to appraisal reports for CLT from an outside appraisal firm that assisted the Company in assigning value to its newly acquired identifiable intangible assets.

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

     o    competition; and

     o    industry practice.

    In addition, the Company periodically retains the services of an outside appraisal firm to assist in determining the value assigned to newly acquired identifiable intangible assets and the estimated useful lives. At December 31, 2000 and 1999, management of the Company believes such assets are recoverable and the estimated useful lives are reasonable.

NET INTEREST EXPENSE

    Interest expense increased substantially for the year ended December 31, 2000 compared to the same period in 1999. The senior credit facility was amended in August 2000 and December 2000 to, among other things, accelerate repayment of borrowings under the facility. Accordingly, a cumulative $1.4 million charge was recorded in 2000 to accelerate the amortization of previously capitalized loan costs. Borrowings under the senior credit facility were used to finance acquisitions, as well as capital expenditures, including proprietary software development costs, resulting in higher interest expense. Capitalized software development costs were $6.7 million for 2000, as compared to $1.4 million for 1999. In addition to higher debt levels, the average effective interest rate for 2000 was 10.2% compared to 7.7% for 1999.

INCOME TAX PROVISION

    In 2000, the Company had a pre-tax loss from continuing operations of $10.3 million and an income tax benefit of $2.8 million, resulting in an effective benefit rate of 27%. In 1999, the Company had a pretax loss from continuing operations of $1.8 million and an income tax provision of $188,000. The lower effective income tax benefit is due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax loss.

DISCONTINUED OPERATIONS

Information and Property Records Services Segment Divestiture

    On September 29, 2000, the Company sold for cash certain net assets of Kofile and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements (the "Kofile sale"). Effective December 29, 2000, the Company sold for cash its land records business unit, Resources including among others, Resources wholly-owned subsidiaries Government Records Services, Inc. and Title Records Corporation, to an affiliate of ACS (the "Resources sale"). Concurrent with the Resources sale, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The business and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior years' financial statements restated to report separately their operations in compliance with Accounting Principles Board ("APB") Opinion No. 30.

    The Kofile sale was to investment entities beneficially owned by a principal shareholder of the Company. The cash sales price was $14.4 million and the gain on the sale, after the effects of transaction costs, amounted to $403,000 (net of an income tax benefit of $200,000).

    The Resources sale was valued at approximately $71.0 million, consisting of approximately $70.0 million in cash and ACS's assumption of approximately $1.0 million of capital lease obligations. The gain on the sale, after transaction costs, amounted to $1.1 million (net of an income tax benefit of $2.2 million). Transaction costs and certain costs directly related to the sale were estimated to be $4.1 million and included investment banking fees, professional fees, cash payments to departing employees and approximately $844,000 in connection with the issuance of 500,000 shares of restricted common stock to departing employees.

    The Company anticipates that the remaining businesses and assets of the segment will be disposed of by December 29, 2001. One of the remaining assets consists of a start-up company that has been engaged in constructing a Web-enabled national repository of public records data. Another remaining business is Capitol Commerce Reporter, Inc. ("CCR"), which was purchased in January 2000 and provides public records research, principally UCCs in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the database and other related products and exit the land records business following the Resources sale. The estimated loss on the disposal of these remaining businesses and assets amounted to $13.6 million (after an income tax benefit of $3.8 million), consisting of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates. The anticipated operating losses to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

Automotive Parts Segment Divestiture

    In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts business, Forest City. Accordingly, this segment has been accounted for as a discontinued operation in compliance with APB Opinion No. 30.

    On March 26, 1999, the Company sold all of the outstanding common stock of Forest City, to a private investor (the "Purchaser") for $24.5 million. Proceeds consisted of $12.0 million in cash, $3.8 million in a short-term secured promissory note, $3.2 million in senior secured subordinated notes and $5.5 million in preferred stock. The short-term secured promissory note was fully paid in July 1999. The senior secured subordinated notes carry interest rates ranging between 6% to 8%, become due in March 2002, and are secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable March 2006. Both the subordinated notes and the preferred stock will be subject to partial or whole redemption upon the occurrences of specified events.

    In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. As discussed in Note 2 in the Notes to Consolidated Financial Statements, the $3.2 million in senior secured subordinated notes were subsequently assigned without recourse to another party in connection with an acquisition. Because redemption of the preferred stock is highly dependent upon future successful operations of the buyer and due to the extended repayment terms, the Company is unable to estimate the degree of recoverability. Accordingly, the Company determined it would record the value of the preferred stock as cash is received. The Company originally estimated the loss on the disposal of Forest City to be $8.9 million, which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. In 1999, the Company recorded additional losses of $907,000 (including taxes of $183,000) to reflect adjusted estimated transaction costs, funded operating losses which were higher than originally estimated, income tax benefit adjustment and a write down of a receivable in connection with a dispute.

    Subsequent to December 31, 2000, Forest City filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The Company does not expect this matter to have a material adverse effect on the financial statements.

Other

    In 1998, the Company recorded a final gain adjustment of $801,000 relating to the 1997 sale of its subsidiary Institutional Financing Services Inc.

    For the year ended December 31, 2000, loss from operations, net of income tax benefit for the discontinued information and property records services segment was $4.3 million. For the year ended December 31, 1999, income from operations, net of income tax for the discontinued information and property records services segment was $1.9 million. During the year ended December 31, 1998, income from the operations, net of income tax, for the discontinued information and property records services segment as well as the automotive parts segment amounted to $2.2 million.

    Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995. During 2000 and 1999, the Company expensed $748,000 (net of an income tax benefit of $403,000) and $1.9 million (net of an income tax benefit of $877,000), respectively, for trial costs and settlement costs in excess of the amounts accrued associated with these claims. See Note 17 in the Notes to Consolidated Financial Statements.

INVESTMENT SECURITY AVAILABLE-FOR-SALE

    Pursuant to an agreement with two major shareholders of H.T.E., Inc. ("HTE"), the Company acquired approximately 32% of HTE's common stock in two separate transactions in 1999. On August 17, 1999, the Company exchanged 2.3 million shares of its common stock for 4.7 million shares of HTE common stock. This initial investment was recorded at $14.0 million. The second transaction occurred on December 21, 1999, in which the Company exchanged 484,000 shares of its common stock for 969,000 shares of HTE common stock. This additional investment was recorded at $1.8 million. The investment in HTE common stock is classified as a non-current asset since it was made for a continuing business purpose.

    Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. The Florida "control share" statute has not been interpreted by the courts. HTE has taken the position that, under the Florida statute, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny the Company its right to vote the "control shares" of HTE.

    Under generally accepted accounting principles, an investment of 20% or more of the voting stock of an investee should lead to a presumption that in absence of evidence to the contrary, an investor has the ability to exercise significant influence over the operating and financial policies of an investee. Management of the Company has concluded that it currently does not have such influence as evidenced by the following key factors:

     o Inability to resolve the different interpretations regarding the ability to vote the shares;

     o Inability to obtain additional financial information not otherwise available to other shareholders; and

     o Inability to obtain certain confirmations and consents from the investee's independent auditors.

    Accordingly, the Company accounts for its investment in HTE pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities (none in each of the three years ended December 31, 2000) are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value.

    At December 31, 2000, the cost, fair value and gross unrealized holding losses of the investment securities available-for-sale amounted to $15.8 million, $5.1 million and $10.7 million, respectively, based on a quoted market price for HTE stock of $.91 per share. At December 31, 1999, the fair value and gross unrealized holding gains of the investment securities available-for-sale amounted to $33.7 million and $17.9 million, respectively, based on a quoted market price of $6.00. At March 12, 2001, the fair value of the investment securities available-for-sale was $8.4 million based on a quoted market price of $1.50 per share.

    At December 31, 2000, the Company has an unrealized loss on its investment in HTE of $10.7 million. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value and the impairment is charged to earnings and a new cost basis for the security is established. At this time, management of the Company does not believe the decline in the market value is other than temporary. In making this determination, management concluded it has both the intent and the ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in fair value. Other conditions considered, among others, included the conditions in the local government software industry, the financial condition of the issuer, and recent favorable public statements by the issuer concerning its future prospects.

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

NET LOSS AND OTHER MEASURES

    Net loss was $24.6 million in 2000 compared to $2.8 million in 1999. Diluted loss per share was $0.54 and $0.07 for 2000 and 1999, respectively. Net loss from continuing operations was $7.5 million, or $0.17 per diluted share, in 2000 compared to net loss of $2.0 million, or $0.05 per diluted share, in 1999. On a pro forma basis, net loss from continuing operations was $4.0 million, or $0.09 per diluted share, in 2000 compared to income from continuing operations of $905,000 or $0.02 per diluted share in 1999.

    Earnings before interest, taxes, depreciation, amortization and costs of certain acquisition opportunities ("EBITDA") for the year ended December 31, 2000, was $4.3 million compared to $8.0 million in 1999. EBITDA consists of income from continuing operations before interest, costs of certain acquisition opportunities, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, because all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

1999 COMPARED TO 1998

REVENUES

    On a pro forma basis, total revenues increased $23.7 million, or 28% to $107.4 million, for the twelve months ended December 31, 1999 compared to $83.7 million in the comparable prior year period. Pro forma software license revenue in 1999 increased approximately 31% compared to 1998. Software license revenues benefited from customers' efforts to become Year 2000 compliant by upgrading their software systems. In addition, software license revenue in 1999 included the installation of several large contracts for judicial information management and court systems and property appraisal and tax systems and increased sales volume from utilities applications. As a percentage of total revenues on a pro forma basis, software license revenue was approximately 23% in both 1999 and 1998.

    Professional service revenue on a pro forma basis increased approximately 37% in 1999 compared to 1998. Approximately two-thirds of this increase is due to customization and modifications of software products required in several large contracts installed in 1999. The remaining one-third of the increase is due to increased volume in mass appraisal services. Professional service revenue was approximately 40% of total revenues in 1999 compared to approximately 38% in 1998, on a pro forma basis.

    Pro forma maintenance revenue increased $7.1 million due to an increase in the Company's base of installed software and systems products. Maintenance revenue was approximately 26% and 25% of total revenue for 1999 and 1998, respectively, on a pro forma basis.

    Hardware revenues on a pro forma basis decreased approximately 10% in 1999 compared to 1998 as a result of the Company focusing its sales effort on higher margin products and services. This decrease was offset slightly by an increase in customer upgrades due to Y2K compliance requirements.

COST OF REVENUES

    On a pro forma basis, total cost of revenues increased $11.7 million, or 24%, for the twelve months ended December 31, 1999 compared to $49.2 million in the comparable prior year period. Gross margin increased to 43% in 1999 compared to 41% for same period in the prior year, on a pro forma basis. The gross margin benefited from a product mix in 1999 that included less hardware and third party software than the prior year on a pro forma basis. Hardware and third party software have lower margins than proprietary software license products and services. The gross margin increase was offset slightly by higher costs associated with third party services utilized in connection with the performance of two large mass property appraisal contracts in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses on a pro forma basis were $35.1 million in 1999, compared to $25.6 million in 1998. Selling, general and administrative expense as a percentage of pro forma revenues was approximately 33% and 31% for the twelve months ended December 31, 1999 and 1998, respectively.

COSTS OF CERTAIN ACQUISITION OPPORTUNITIES

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

AMORTIZATION OF INTANGIBLES

    The Company accounted for all of its acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the net identifiable assets of the acquired companies is amortized using the straight-line method of amortization over their respective useful lives.

NET INTEREST EXPENSE

    As a result of the debt incurred to finance acquisitions and their related transaction costs in 1999, the Company recorded net interest expense of $1.8 million compared to $234,000 in 1998.

INCOME TAX PROVISION

    In 1999, the Company had a pretax loss from continuing operations of $1.8 million and an income tax provision of $188,000 resulting in a negative effective tax rate of 11%. The comparable 1998 effective benefit rate was 21%. The difference in the tax rates is due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

NET LOSS AND OTHER MEASURES

    Net loss was $2.8 million in 1999 compared to $8.4 million in 1998. Diluted loss per share was $0.07 and $0.26 for 1999 and 1998, respectively. Net loss from continuing operations was $2.0 million, or $0.05 per diluted share, in 1999 compared to a net loss of $2.5 million, or $0.08 per diluted share in 1998.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" was issued by the Financial Accounting Standards Board ("FASB"). The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal years beginning after June 15, 2000. FASB Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements and related disclosures.

LIQUIDITY

    In December 2000, the Company amended its revolving credit agreement with a group of banks ("Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. Borrowings under the Senior Credit Facility, as amended, initially bear interest at the lead bank's prime rate plus a margin of 2.00%, which margin increases by 0.50% quarterly through January 1, 2002. Borrowings under the Senior Credit Facility are limited to 80% of eligible accounts receivable. At December 31, 2000, the Company had outstanding borrowings and letters of credit of $4.8 million and unused available borrowing capacity of $10.2 million under the Senior Credit Facility. The interest rate at December 31, 2000 was 11.5%. The effective average interest rates for borrowings during 2000 and 1999 were 10.2% and 7.7%, respectively.

    The Senior Credit Facility is secured by substantially all of the Company's real and personal property and by a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 2000, the Company was in compliance with its various covenants under the Senior Credit Facility, as amended.

    In addition, at December 31, 2000, the Company had several promissory notes payable, and other installment notes totaling $3.4 million (including current portion of $353,000). Fixed interest rates on the promissory and installment notes ranged from 6.1% to 10.0% The Company made principal payments of $3.8 million during 2000 on these notes and notes included in the information and property records segment.

    On September 29, 2000, the Company sold for cash certain non-core assets for an aggregate sale price of $14.4 million. The assets sold consisted of certain net assets of two operating subsidiaries, the Company's interest in a certain intangible work product, and the sale of a building and related building improvements. The net proceeds of the sale were used to repay an existing obligation of one of the companies sold and to reduce the Company's borrowings under the Senior Credit Facility.

    Effective December 29, 2000, the Company sold for cash its land records business unit, Resources, including among others, Resources' wholly-owned subsidiaries Government Records Services, Inc. and Title Records Corporation, to ACS. The Resources sale was valued at approximately $71.0 million, consisting of approximately $70.0 million in cash and ACS's assumption of approximately $1.0 million of capital lease obligations. The net proceeds of the sale were used to reduce the Company's borrowing under the Senior Credit Facility.

    In 2000, the Company made capital expenditures for continuing operations of $9.4 million. These expenditures included $6.7 million relating to the development of proprietary software, including new products and new versions of existing products. The remaining expenditures were primarily for computer equipment for internal use and use in connection with the Company's ASP services and building and leasehold improvements at the Company's operating facilities.

    The Company entered into a tax-benefit transfer lease in 1983 pursuant to which it is obligated to make income tax payments totaling $713,000 in 2001. This obligation is included in deferred taxes at December 31, 2000.

    Excluding acquisitions, Tyler anticipates that 2001 capital spending will be approximately $12.0 million, which is expected to be funded from a combination of internal operations and bank financing. In January 2001, the Company purchased a formerly leased building in Austin, Texas for $1.3 million, which is included in 2001 anticipated expenditures of $12.0 million.

    In May 2000, the Company sold 3.3 million shares of common stock and 333,380 warrants pursuant to a private placement agreement with Sanders Morris Harris Inc. for approximately $10.0 million in gross cash proceeds before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005. The common stock sold in this transaction is not registered and may only be sold pursuant to Rule 144 under the Securities Act of 1933, generally after being held for at least one year. Tyler used the proceeds from the offering primarily for new product development.

    On November 4, 1999, the Company purchased Cole Layer Trumble Company ("CLT") from a privately held company (the "Seller"). A portion of the consideration consisted of restricted shares of Tyler common stock and included a price protection on the future sale of the Company's common stock by the Seller, which expires no later than November 4, 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.8 million.

    The Company is from time to time engaged in discussions with respect to selected acquisitions and expects to continue to assess these and other acquisition opportunities as they arise. The Company may also require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company. Absent any acquisitions, the Company anticipates that cash flows from operations, working capital and available borrowing capacity under the Senior Credit Facility will provide sufficient funds to meet its needs for at least the next year.

CAPITALIZATION

    The Company's capitalization at December 31, 2000, consisted of $8.1 million in long-term obligations (including current portion) and $96.1 million in shareholders' equity. The total debt-to-capital ratio was 7.8% at December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's market risk sensitive instruments do not subject the Company to material market risk exposure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated herein by reference from the indicated sections of Tyler's definitive proxy statement for its annual meeting of stockholders to be held on May 31, 2001 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report, the Audit Committee Report or the Stock Performance Graphs, included in the Proxy Statement.

                                                                                                  Headings in
                                                                                                Proxy Statement
                                                                                                ---------------
              ITEM 10.  Directors and Executive Officers of the Registrant.                 "Directors and Executive
                                                                                                    Officers"

              ITEM 11.  Executive Compensation.                                             "Executive Compensation"

              ITEM 12.  Security Ownership of Certain Beneficial Owners and             "Security Ownership of Directors,
                            and Management.                                       Executive Officers and Principal Stockholders"

              ITEM 13.  Certain Relationships and Related Transactions.                      "Certain Transactions"

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

  (a) (1) The consolidated financial statements of the Company are filed as part of this report.

                                                                                    PAGE
                                                                                    ----
           Report of Independent Auditors..........................................  25

           Consolidated Statements of Operations for the years ended December 31,
                 2000, 1999, and 1998..............................................  26

           Consolidated Balance Sheets as of December 31, 2000 and 1999............  27

           Consolidated Statements of Shareholders' Equity for the years ended
                 December 31, 2000, 1999 and 1998..................................  28

           Consolidated Statements of Cash Flows for the years ended
                 December 31, 2000, 1999 and 1998..................................  29

           Notes to Consolidated Financial Statements..............................  30

      (2) The following financial statement schedule is filed as part of this report.

           Schedule II--Valuation and Qualifying Accounts for the years ended
                 December 31, 2000, 1999 and 1998..................................  48

      (3)  Exhibits

    Certain of the exhibits to this report are hereby incorporated by reference, as specified:

 EXHIBIT
 NUMBER                         DESCRIPTION
 -------  -------------------------------------------------------------------
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

*3.4 Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation.

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

 4.4 Purchase Agreement dated May 19, 2000, between Tyler Technologies, Inc., and Sanders Morris Harris Inc. (filed as Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein).

 4.5 Warrant to purchase common stock of Tyler Technologies, Inc. (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein).

 4.6      Amendment #3 to the Credit Agreement dated October 1, 1999 (filed as
          Exhibit 4.6 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein).

*4.9      Amendment #5 to the Credit Agreement dated October 1, 1999.

 10.1 Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1992, and incorporated herein).

 10.2 Stock Option Plan amended and restated as of February 7, 1997 (filed as Exhibit 4.1 to the Company's registration statement no. 33-34809 and incorporated herein).

 10.3 Asset Purchase Agreement dated September 29, 2000, by and among Tyler Technologies, Inc., Kofile, Inc., Spectrum Data, Inc., EiSolutions, Inc., Kofile Acquisition Corporation and Spectrum Data Acquisition Corporation (filed as Exhibit 4.7 to the Company's Form 10-Q for the quarter ended September 30, 2000, and incorporated herein).

 10.4 Real Estate Purchase and Sale Agreement dated September 29, 2000, by and among Business Resources Corporation, Spectrum Data, Inc. and William D. and Marilyn Oates (filed as Exhibit 4.8 to the Company's Form 10-Q for the quarter ended September 30, 2000, and incorporated herein).

 10.5     Indemnification Agreement, dated December 20, 1989 (filed as Exhibit
          2.3 to the Company's registration statement no. 33-33505 and incorporated herein).

 10.6 Second Amended and Restated Agreement and Plan of Merger, dated as of December 29, 1997, and effective as of October 8, 1997, among the Company, T1 Acquisition Corporation, Business Resources Corporation, and William D. Oates (filed as Exhibit 10.1 to the Company's Form 8-K, dated February 19, 1998, and incorporated herein).

 10.7 Amended and Restated Agreement and Plan of Merger, dated as of December 29, 1997, and effective as of October 8, 1997, among the Company, T2 Acquisition Corporation, The Software Group, Inc., and Brian B. Berry and Glenn A. Smith (filed as Exhibit 10.2 to the Company's Form 8-K, dated February 19, 1998, and incorporated herein).

 10.8 Amendment Number One, dated February 19, 1998, and effective as of October 8, 1997, to the Amended and Restated Agreement and Plan of Merger among the Company, T2 Acquisition Corporation, The Software Group, Inc. and Brian B. Berry and Glenn A. Smith (filed as Exhibit
          10.3 to the Company's Form 8-K, dated February 19, 1998, and incorporated herein).

 10.9 Acquisition Agreement dated as of November 20, 1995, by and among the Registrants, Tyler Pipe Industries, Inc. and Ransom Industries, Inc., formerly known as Union Acquisition Corporation (filed as Exhibit 2.1 to the Company's Form 8-K, dated December 14, 1995, and incorporated herein).

 10.10 Purchase Agreement between Tyler Corporation, Richmond Partners, Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit 10.24 to the Company's Form 8-K, dated September 2, 1997, and incorporated herein).

 10.11 Employment agreement between the Company and Brian K. Miller, dated December 1, 1997. (filed as Exhibit 10.16 to the Company's Form 10-K for the year ended December 31, 1997 and incorporated herein).

 10.12 Employment agreement between the Company and Theodore L. Bathurst, dated October 7, 1998, (filed as Exhibit 10.18 to the Company's Form 10-Q for the quarter ended September 30, 1998, and incorporated herein).

 10.13 Purchase agreement dated March 26, 1999 between Tyler Corporation and HalArt, L.L.C. (filed as Exhibit 10.1 to the Company's Form 8K, dated April 8, 1999, and incorporated herein).

 10.14 Agreement and Plan of Merger dated April 20, 1999, between Tyler Corporation ("Parent") and Computer Center Software Inc., a Delaware corporation and wholly-owned subsidiary of

          Parent, Process, Incorporated d/b/a Computer Center Software (filed as exhibit 10.1 to the Company's Form 8K, dated May 4, 1999 and incorporated herein).

 10.15 Asset Purchase Agreement dated November 3, 1999 to be effective as of October 29, 1999, by and among Tyler Technologies, Inc., CLT Company, a Delaware corporation and wholly-owned subsidiary of the Company, and Day & Zimmermann, L.L.C., a Delaware limited liability corporation (filed as Exhibit 10.1 to the Company's Form 8K, dated November 18, 1999 and incorporated herein).

 10.16 Stock Purchase Agreement, dated as of December 29, 2000, among Affiliated Computer Services, Inc., ACS Enterprise Solutions, Inc., Tyler Technologies, Inc., and Business Resources Corporation (filed as
          Exhibit 10.1 to the Company's Form 8K, dated January 16, 2001 and incorporated herein).

*21       Subsidiaries of Tyler

*23       Consent of Ernst & Young LLP

          Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*     Filed herewith.

(b)   Reports on Form 8-K

       Form 8-K          Item
      Reported Date     Reported  Exhibits Filed
      -------------     --------  --------------
        12/4/00           5       Substantial resolution of the Jersey Tyler
                                  environmental matter.

        1/16/01           2       Stock Purchase Agreement dated December 29,
                                  2000 among Affiliated Computer Services, Inc.,
                                  ACS Enterprise Solutions, Inc., Tyler
                                  Technologies, Inc. and Business Resources
                                  Corporation.

                          5 Authorization of disposition by the Board of Directors of Tyler Technologies, Inc., of the remaining operations of the information and property records services segment.

                          7(b) Pro forma condensed consolidated financial statements as of September 30, 2000 and for the year ended December 31, 1999 and the nine months ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TYLER TECHNOLOGIES, INC.

Date: March 19, 2001                          By:  /s/ Louis A. Waters
                                                   -----------------------------
                                                   Louis A. Waters
                                                   Co-Chief Executive Officer
                                                   Chairman of the Board
                                                   (principal executive officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date: March 19, 2001           By: /s/ Louis A. Waters
                                       ----------------------------------------
                                       Louis A. Waters
                                       Chairman of the Board
                                       Co-Chief Executive Officer

    Date: March 19, 2001           By: /s/ John M. Yeaman
                                       ----------------------------------------
                                       John M. Yeaman
                                       Co-Chief Executive Officer and President
                                       Director
                                       (principal executive officer)

    Date: March 19, 2001           By: /s/ Theodore L. Bathurst
                                       ----------------------------------------
                                       Theodore L. Bathurst
                                       Vice President and Chief
                                       Financial Officer
                                       (principal financial officer)

    Date: March 19, 2001           By: /s/ Brian K. Miller
                                       ----------------------------------------
                                       Brian K. Miller
                                       Vice President - Finance and Treasurer

    Date: March 19, 2001           By: /s/ Terri L. Alford
                                       ----------------------------------------
                                       Terri L. Alford
                                       Controller
                                       (principal accounting officer)

    Date: March 19, 2001           By: /s/ Ernest H. Lorch
                                       ----------------------------------------
                                       Ernest H. Lorch
                                       Director

    Date: March 19, 2001           By: /s/ F. R. Meyer
                                       ----------------------------------------
                                       F. R. Meyer
                                       Director

    Date: March 19, 2001           By: /s/ C.A. Rundell, Jr.
                                       ----------------------------------------
                                       C.A. Rundell, Jr.
                                       Director

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tyler Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG LLP

Dallas, Texas
March 9, 2001

Tyler Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts

                                                         2000        1999        1998
                                                       --------    --------    --------
         Revenues:
           Software licenses                           $ 18,615    $ 20,252    $  6,356
           Professional services                         37,412      21,679       5,139
           Maintenance                                   32,537      19,721       6,488
           Hardware and other                             4,636       9,764       5,457
                                                       --------    --------    --------
                   Total revenues                        93,200      71,416      23,440

         Cost of revenues:
           Software licenses                              2,172       2,515         169
           Professional services and maintenance         53,193      27,159       9,238
           Hardware and other                             3,560       7,353       3,736
                                                       --------    --------    --------
                   Total cost of revenues                58,925      37,027      13,143
                                                       --------    --------    --------

              Gross margin                               34,275      34,389      10,297

         Selling, general and administrative expense     32,805      27,553       8,534
         Costs of certain acquisition opportunities          --       1,851       3,146
         Amortization of intangibles                      6,903       4,966       1,499
                                                       --------    --------    --------

              Operating income (loss)                    (5,433)         19      (2,882)

         Interest expense                                (4,914)     (2,096)       (384)
         Interest income                                     30         299         150
                                                       --------    --------    --------

         Loss from continuing operations before
            income taxes                                (10,317)     (1,778)     (3,116)
         Income tax provision (benefit)                  (2,810)        188        (652)
                                                       --------    --------    --------
         Loss from continuing operations                 (7,507)     (1,966)     (2,464)

         Discontinued operations:
            Income (loss) from operations, after         (4,251)      1,902       2,242
               income taxes
            Loss on disposal, after income taxes        (12,839)     (2,760)     (8,138)
                                                       --------    --------    --------
            Loss from discontinued operations           (17,090)       (858)     (5,896)
                                                       --------    --------    --------
         Net loss                                      $(24,597)   $ (2,824)   $ (8,360)
                                                       ========    ========    ========

         Basic and diluted loss per common share:
            Continuing operations                      $  (0.17)   $  (0.05)   $  (0.08)
            Discontinued operations                       (0.37)      (0.02)      (0.18)
                                                       --------    --------    --------
               Net loss per common share               $  (0.54)   $  (0.07)   $  (0.26)
                                                       ========    ========    ========

         Basic and diluted weighted average common
           shares outstanding:                           45,380      39,105      32,612


         See accompanying notes

Tyler Technologies, Inc.
Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts

                                                                    2000         1999
                                                                  ---------    ---------
       ASSETS
       Current assets:
            Cash and cash equivalents                             $   8,930    $   1,987
            Accounts receivable (less allowance for losses of
              $1,505 in 2000 and $826 in 1999)                       36,599       31,365
            Income tax receivable                                       323        3,528
            Prepaid expenses and other current assets                 2,465        2,465
            Deferred income taxes                                     1,503        1,872
                                                                  ---------    ---------
               Total current assets                                  49,820       41,217

       Net assets of discontinued operations                          6,339       80,598

       Property and equipment, net                                    6,175        4,867

       Other assets:
            Investment security available-for-sale                    5,092       33,713
            Goodwill and other intangibles, net                      84,700       85,692
            Sundry                                                      580        1,872
            Other receivables                                            --        2,879
                                                                  ---------    ---------
                                                                  $ 152,706    $ 250,838
                                                                  =========    =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current liabilities:
            Accounts payable                                      $   4,906    $   3,860
            Accrued liabilities                                      11,880       11,158
            Current portion of long-term obligations                    353          807
            Net current liabilities of discontinued operations        5,132        1,665
            Deferred revenue                                         21,066       19,707
                                                                  ---------    ---------
               Total current liabilities                             43,337       37,197

       Long-term obligations, less current portion                    7,747       61,530
       Deferred income taxes                                          3,543        7,890
       Other liabilities                                              1,957        5,317

       Commitments and contingencies

       Shareholders' equity:
            Preferred stock, $10.00 par value; 1,000,000 shares
              authorized, none issued                                    --           --
            Common stock, $0.01 par value, 100,000,000 shares
              authorized; 48,042,969 and 44,709,169 shares
              issued in 2000 and 1999, respectively                     480          447
            Additional paid-in capital                              158,776      151,298
            Accumulated deficit                                     (49,212)     (24,615)
            Accumulated other comprehensive income (loss)           (10,691)      17,931
            Treasury stock, at cost, 863,522 shares in 2000 and
              1,418,482 shares in 1999                               (3,231)      (6,157)
                                                                  ---------    ---------
                 Total shareholders' equity                          96,122      138,904
                                                                  ---------    ---------
                                                                  $ 152,706    $ 250,838
                                                                  =========    =========

       See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2000, 1999 and 1998
In thousands

                                                                              ACCUMULATED
                                             COMMON STOCK         ADDITIONAL    OTHER                         TREASURY STOCK
                                         ----------------------   PAID-IN    COMPREHENSIVE  ACCUMULATED    ----------------------
                                          SHARES        AMOUNT    CAPITAL    INCOME (LOSS)    DEFICIT      SHARES       AMOUNT
                                         ---------    ---------   ---------  -------------- -----------    ---------    ---------
Balance at December 31, 1997                23,309    $     233   $  51,216    $      --    $ (13,431)      (1,553)   $  (6,615)

  Net loss/Total comprehensive loss             --           --          --           --       (8,360)          --           --
  Issuance of treasury shares upon
    exercise of stock options                   --           --        (259)          --           --          136          468
  Shares issued for acquisitions            12,604          126      52,880           --           --           (6)         (60)

  Federal income tax benefit related
    to exercise of stock options                --           --         148           --           --           --           --
                                         ---------    ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1998                35,913          359     103,985           --      (21,791)      (1,423)      (6,207)

  Comprehensive income:
    Net loss                                    --           --          --           --       (2,824)          --           --
    Unrealized gain on investment
      security, net of tax                      --           --          --       17,931           --           --           --

  Total comprehensive income

  Issuance of treasury shares upon
    exercise of stock options                   --           --         (31)          --           --            5           50
  Investment security
    available-for-sale                       2,810           28      15,754           --           --           --           --
  Shares issued for acquisitions             5,986           60      31,728           --           --           --           --
  Revision of federal income tax
    benefit related to exercise of
    stock options                               --           --        (138)          --           --           --           --
                                         ---------    ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999                44,709          447     151,298       17,931      (24,615)      (1,418)      (6,157)
Comprehensive loss:
  Net loss                                      --           --          --           --      (24,597)          --           --
    Unrealized loss on investment
      security, net of tax                      --           --          --      (28,622)          --           --           --

  Total comprehensive loss

  Issuance of treasury shares
    pursuant to stock compensation
    plans                                       --           --      (1,759)          --           --          555        2,926
  Shares issued for private investment       3,334           33       9,237           --           --           --           --
                                         ---------    ---------   ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2000                48,043    $     480   $ 158,776    $ (10,691)   $ (49,212)        (863)   $  (3,231)
                                         =========    =========   =========    =========    =========    =========    =========


                                              TOTAL
                                          SHAREHOLDERS'
                                             EQUITY
                                            ---------
Balance at December 31, 1997                $  31,403

  Net loss/Total comprehensive loss            (8,360)
  Issuance of treasury shares upon
    exercise of stock options                     209
  Shares issued for acquisitions               52,946

  Federal income tax benefit related
    to exercise of stock options                  148
                                            ---------
Balance at December 31, 1998                   76,346

  Comprehensive income:
    Net loss                                   (2,824)
    Unrealized gain on investment
      security, net of tax                     17,931
                                            ---------
  Total comprehensive income                   15,107
                                            ---------
  Issuance of treasury shares upon
    exercise of stock options                      19
  Investment security
    available-for-sale                         15,782
  Shares issued for acquisitions               31,788
  Revision of federal income tax
    benefit related to exercise of
    stock options                                (138)
                                            ---------
Balance at December 31, 1999                  138,904
Comprehensive loss:
  Net loss                                    (24,597)
    Unrealized loss on investment
      security, net of tax                    (28,622)
                                            ---------
  Total comprehensive loss                    (53,219)
                                            ---------
  Issuance of treasury shares
    pursuant to stock compensation
    plans                                       1,167
  Shares issued for private investment          9,270
                                            ---------
Balance at December 31, 2000                $  96,122
                                            =========


See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
In thousands

                                                                      2000        1999        1998
                                                                    --------    --------    --------
      Cash flows from operating activities:
          Net loss                                                  $(24,597)   $ (2,824)   $ (8,360)
          Adjustments to reconcile net loss from operations
            to net cash provided (used) by operations:
              Depreciation and amortization                            9,686       6,111       1,992
              Non-cash interest charges                                2,069         468          81
              Impairment of notes receivable                              --       1,851          --
              Provision for doubtful accounts receivable               1,438         388          --
              Deferred income tax (benefit)                           (4,102)     (1,556)        373
              Discontinued operations - noncash charges and
                changes in operating assets and liabilities           10,245       6,915       8,840
              Changes in operating assets and liabilities,
                exclusive of effects of acquired companies and
                discontinued operations:
                 Accounts receivable                                  (6,851)    (12,934)     (2,946)
                 Income tax receivable                                 2,571      (2,292)        443
                 Prepaid expenses and other current assets                48         629        (292)
                 Other receivables                                     2,879       2,256         843
                 Accounts payable                                      1,046         191        (196)
                 Accrued liabilities                                   1,258       1,547        (625)
                 Deferred revenue                                      1,234       1,855       2,767
                 Other liabilities                                    (3,360)     (1,956)     (1,264)
                                                                    --------    --------    --------
                      Net cash provided (used) by operating
                        activities                                    (6,436)        649       1,656
                                                                    --------    --------    --------


      Cash flows from investing activities:
          Additions to property and equipment                         (2,645)     (2,244)       (803)
          Software development costs                                  (6,714)     (1,368)         --
          Cost of acquisitions, net of cash acquired                      --     (25,087)    (14,050)
          Cost of acquisitions subsequently discontinued              (3,073)       (862)    (20,691)
          Capital expenditures of discontinued operations             (2,201)     (9,613)     (3,925)
          Proceeds from disposal of discontinued operations,
              net of transaction costs                                79,821      15,114       2,628
          Issuance of notes receivable                                    --      (1,335)         --
          Proceeds from disposal of property and equipment                37         144          21
          Other                                                          176         508          33
                                                                    --------    --------    --------
                      Net cash provided (used) by investing
                        activities                                    65,401     (24,743)    (36,787)
                                                                    --------    --------    --------


      Cash flows from financing activities:
          Net borrowings (payments) on revolving credit facility     (56,250)     30,190      30,810
          Payments on notes payable and capital lease obligations     (3,761)     (3,916)     (2,593)
          Issuance of common stock                                     9,270          --          --
          Net sale of treasury shares to employee benefit plans           19          19         209
          Redemption of rights                                            --          --        (220)
          Debt issuance costs                                         (1,300)     (1,338)       (313)
                                                                    --------    --------    --------
                      Net cash provided (used) by financing
                        activities                                   (52,022)     24,955      27,893
                                                                    --------    --------    --------


      Net increase (decrease) in cash and cash equivalents             6,943         861      (7,238)
      Cash and cash equivalents at beginning of year                   1,987       1,126       8,364
                                                                    --------    --------    --------

      Cash and cash equivalents at end of year                      $  8,930    $  1,987    $  1,126
                                                                    ========    ========    ========

      See accompanying notes.

                            Tyler Technologies, Inc.
                   Notes to Consolidated Financial Statements
                  (Tables in thousands, except per share data)

                           December 31, 2000 and 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Tyler Technologies, Inc. (the "Company") provides county, local and municipal governments with software systems and services to serve their information technology and automation needs. Software products are integrated with computer equipment from hardware vendors, third-party database management applications and office automation software. In addition, the Company also assists local and county governments with all aspects of software and hardware selection, network design and management, installation and training and on-going support and related services. The Company also provides mass property appraisal services to taxing jurisdictions, including physical inspection of all properties in the assessing jurisdiction, data collection and processing, computer analysis for property valuation and preparation of tax rolls.

    The Company discontinued the operations of its information and property records services segment and automotive parts segment. See Note 3 for discussion of discontinued businesses.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Prior years' financial statements have been restated to reflect discontinued businesses.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents of $8.9 million and $2.0 million at December 31, 2000 and 1999, respectively, consist of money market accounts with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

    The Company derives revenue from software licenses, postcontract customer support/maintenance ("PCS"), and services. PCS includes telephone support, bug fixes, and rights to upgrade on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence.

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

    A majority of the Company's software arrangements involve "off-the-shelf" software and the other elements are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, customer acceptance is reasonably assured, the fee represents an enforceable claim and probable of collection and the remaining services such as training are considered nominal.

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

    Contract Accounting - For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate mass appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized on a percentage-of-completion method with progress-to-completion measures based primarily upon labor hours incurred or units completed.

    Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software and hardware installation, support and maintenance contracts.

    Prior to the disposal of its information and property records services segment, the Company provided computerized indexing and imaging of real property records, records management and micrographic reproduction, as well as information management outsourcing and professional services required by county and local government units and agencies. The Company also provided title plant update services to title companies and sales of copies of title plants. The Company recognized service revenue when services were performed and equipment sales when the products were shipped.

    The information and property records services segment also sold copies of title plants which were usually made under long-term installment contracts. The contract with the customer was generally bundled with a long-term title plant update service arrangement. The bundled fees were payable on a monthly basis over the respective contract period and revenue was recognized on an as-billable basis over the terms of the arrangement.

    The information and property records services segment also received royalty revenue relating to the current activities of two of its operating companies. Royalty revenue was recognized as earned upon receipt of royalty payments.

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

PROPERTY AND EQUIPMENT

    Property, equipment and purchased software are recorded at cost. Depreciation and amortization are computed for financial reporting purposes primarily utilizing the straight-line method over the estimated useful lives of the related assets, or for leasehold improvements and capital leases, the shorter of the base lease term or estimated useful life. For income tax purposes, accelerated depreciation methods are primarily used with the establishment of deferred income tax liabilities for the resulting temporary differences.

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

INTEREST COST

    The Company capitalizes interest cost as a component of capitalized software development costs. During the year ended December 31, 2000, the Company capitalized $586,000 of interest cost. No interest cost was capitalized in 1999 or 1998.

RESEARCH AND DEVELOPMENT COSTS

    The Company expenses all research and development costs as incurred. The Company expensed $973,000 and $1.6 million of research and development costs in 2000 and 1999, respectively. Research and development costs in 1998 were insignificant.

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

STOCK COMPENSATION

    The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards as of the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense would be recorded on the date of grant only if the current market price of the underlying common stock exceeded the exercise price.

    The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See Note 13 for additional information.

COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, "Reporting Comprehensive Income", requires the reporting and displaying of comprehensive income and its components. The Statement also requires that the accumulated balance of the other comprehensive income to be displayed separately from retained earnings and additional paid-in-capital in the equity section of the consolidated balance sheet. For the year ended December 31, 2000, the Company reported a comprehensive loss of $53.2 million, including a change of $28.6 million in the unrealized loss on investment classified as available-for-sale. There was no tax effect in connection with the change in the unrealized loss for the year ended December 31, 2000 since management could not conclude it was more likely than not that the tax benefit would be realized. For the year ended December 31, 1999, the Company reported comprehensive income of $15.1 million, including a change of $17.9 million in the unrealized gain on investment classified as available-for-sale. There was no tax effect in connection with the change in the unrealized gain for the year ended December 31, 1999 due to the change in the valuation allowance related to the then existing capital loss carryforwards.

SEGMENT AND RELATED INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. As this statement pertains to disclosure and informational requirements, it has no impact on the Company's operating results or financial position. Although the Company has a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS No. 131 for aggregation.

GOODWILL AND OTHER INTANGIBLE ASSETS

    The cost of acquired companies is allocated first to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined principally by underlying contract terms or independent appraisals. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated useful life. The useful life is determined based on the individual characteristics of the acquired entity and ranges from five to twenty-five years.

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

COSTS OF COMPUTER SOFTWARE

    SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. In 2000 and 1999, the Company capitalized approximately $6.7 million and $1.4 million, respectively, of software development costs, which primarily include personnel costs. No such costs were capitalized in 1998. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. Amortization of software development costs in 2000 and 1999 was approximately $622,000 and $75,000, respectively.

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

    Long-term obligations: The fair value of the Company's long-term obligations is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's banks. Based upon the borrowing rates available to the Company for bank loans with similar terms and average maturities, the estimated fair value of the long-term obligations approximates carrying value at December 31, 2000 and 1999.

    The Company has no involvement with derivative financial instruments, including those for speculative or trading purposes.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

    Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 2000, the Company does not consider itself to have any significant concentrations of credit risk. See Note 2 in connection with a receivable due from the seller of a business the Company acquired.

    The Company's mass property appraisal service contracts can range up to three years in duration. In connection with these percentage of completion contracts and for certain software service contracts, the Company may perform the work prior to when the services are billable pursuant to the contract. The Company has recorded unbilled receivables (costs and estimated profit in excess of billings) of approximately $4.7 million and $5.4 million at December 31, 2000 and 1999, respectively, in connection with such contracts. Retentions included in trade accounts receivable and current assets that are expected to be collected in excess of one year amounted to approximately $1.2 million at December 31, 2000.

COMMITMENTS AND CONTINGENCIES

    The Company accounts for certain environmental matters in accordance with SOP 96-1, "Environment Remediation Liabilities". The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable.

    Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Such costs include the incremental direct costs of the remediation effort, including fees estimated to be paid to outside law firms and certain internal employee compensation and benefits directly related to the remediation effort. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and have been included in noncurrent other receivables at December 31, 1999.

    Legal costs to defend nonenvironmental litigation matters are expensed as incurred.

RECLASSIFICATIONS

    As a result of the implementation of a new management information system, the Company has been able to more accurately allocate certain costs between cost of revenues and selling, general and administrative expense. Accordingly, certain amounts for previous years have been reclassified to conform to the 2000 presentation.

(2) ACQUISITIONS

    On February 19, 1998, the Company completed the purchases of Business Resources Corporation ("Resources"), The Software Group, Inc. ("TSG") and Interactive Computer Designs, Inc. ("INCODE"). Resources, which was included in the information and property records services segment, provides a wide range of information management outsourcing services, primarily to county governments as well as to some commercial users. TSG and INCODE provide county, local and municipal governments with software, systems and services to serve their information technology and automation needs.

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

    Effective April 1, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance ("FundBalance"), a company which develops and markets fund accounting software and other applications for local governments, not-for-profit organizations and cemeteries.

    On April 21, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software ("MUNIS"), which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations. MUNIS provides software solutions to customers primarily located throughout the northeastern and southeastern United States.

    Effective May 1, 1999, the Company acquired Gemini Systems, Inc. ("Gemini"). Gemini develops and markets software products for municipal governments and utilities primarily in the eastern United States.

    On July 16, 1999, the Company acquired Pacific Data Technologies, Inc. ("Pacific Data"), which was included in the information and property records services segment. Pacific Data is the primary developer of the Company's database initiative to automate and manage public information records for Internet delivery.

    On November 4, 1999, the Company purchased Cole Layer Trumble Company ("CLT") from a privately held company ("Seller"). A portion of the consideration consisted of restricted shares of Tyler common stock and included a price protection on the sale of the Company's common stock, which expires no later than November 4, 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.8 million. The subsequent payment, if any, of the contingent consideration will not change the recorded costs of the acquisition. The purchase agreement contained a number of post-closing adjustments and, in addition, certain CLT customers inadvertently submitted post-closing cash receipts to the Seller. As a result of this activity, the Company has recorded a receivable from the Seller amounting to $1.3 million at December 31, 2000. As consideration for the purchase, the Company assigned, without recourse, a note receivable to the Seller obtained in connection with the sale of Forest City Auto Parts Company (See Note 3). Although the Company did not assume any credit risk in connection with this assignment, the Seller has withheld payment on its payable to the Company. After consideration of the price protection granted to Seller in connection with the issuance of 1.0 million shares of restricted Tyler common stock at the time of purchase, management of the Company believes the receivable is recoverable.

    On January 3, 2000, the Company acquired Capitol Commerce Reporter, Inc. ("CCR"). CCR, which was included the information and property records services segment, provides public records research, document retrieval, filing and information services.

    During 1998 and 1999, the Company also made other acquisitions which were immaterial.

    The Company accounted for all of the aforementioned acquisitions using the purchase method of accounting for business combinations. Under this method of accounting, the aggregate purchase price is allocated to assets acquired and liabilities assumed based on their estimated fair values. During the year ended December 31, 2000, the Company completed its evaluation of the fair value of assets acquired and liabilities assumed for certain 1999 acquisitions. The effects of the final purchase price allocations in 2000 were not significant. Results of operations of the acquired entities are included in the Company's consolidated financial statements from the respective dates of acquisition. The excess purchase price over the fair value of the net identifiable assets of the acquired companies (goodwill) is amortized using the straight-line method of amortization over their respective estimated useful lives.

    Following is a summary of the Company's 2000, 1999 and 1998 acquisitions:

                                                                               ASSUMED                        GOODWILL
                                         SHARES OF           VALUE OF         DEBT/NOTES                     USEFUL LIFE
          COMPANY           CASH       COMMON STOCK        COMMON STOCK         ISSUED         GOODWILL        (YEARS)
          -------           ----       ------------        ------------       ----------       --------      ------------
          2000
          CCR             $  3,000             --             $    --          $  4,019         $ 6,773            20
                          ========        =======             =======          ========         =======

          1999
          Eagle           $  5,000          1,053             $ 6,211          $    713         $ 8,150            20
          MUNIS             16,250          2,703              14,561               159          17,685            20
          CLT                3,000          1,000               4,275                --           3,959            25
          Pacific Data          --            175               1,034                --             521             5
          Other              1,364          1,055               5,707             1,469           4,617            20
                          --------        -------             -------          --------         -------
          TOTAL           $ 25,614          5,986             $31,788          $  2,341         $34,932
                          ========        =======             =======          ========         =======

          1998
          Resources       $ 15,250         10,000             $40,125          $ 14,032         $45,921            40
          TSG               12,000          2,000               8,025                --          13,955            20
          INCODE             1,250            225               1,220                --           2,509            20
          CMS                1,205            228               2,099               125           1,059            20
          Other              5,126            145               1,477             2,140           8,393         10-20
                          --------        -------             -------          --------         -------
          TOTAL           $ 34,831         12,598             $52,946          $ 16,297         $71,837
                          ========        =======             =======          ========         =======

    In addition to consideration paid in cash and common stock for the 1999 acquisitions, the Company provided other consideration which totaled approximately $3.2 million and consisted of assignment of notes obtained in conjunction with the Forest City Auto Parts Company disposition (See Note 3).

    Cash paid for acquisitions does not reflect cash paid for transaction costs related to the execution of the acquisitions, such as legal, accounting and consulting fees, of approximately $90,000, $673,000 and $2.5 million in 2000, 1999 and 1998, respectively and excludes acquired cash balances of approximately $17,000, $338,000 and $2.6 million in 2000, 1999 and 1998, respectively.

    The following unaudited pro forma information presents the consolidated results of operations as if all of the Company's acquisitions and disposition of the information and property records services segment (See Note 3) occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects and reflecting only the loss on the respective disposals of the discontinued operations in the year reflected in the historical consolidated financial statements. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                                                YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                  2000           1999
                                                              -----------    -----------
                                                                       UNAUDITED
              Revenues ....................................   $    93,200    $   107,394

              Income (loss)  from continuing operations ...   $    (3,966)   $       905

              Net income (loss) ...........................   $   (21,056)   $        47

              Net income (loss) per diluted share .........   $     (0.46)   $      0.00

(3) DISCONTINUED OPERATIONS

Information and Property Records Services Segment

    On September 29, 2000, the Company sold for cash certain net assets of Kofile, Inc. ("Kofile") and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements (the "Kofile sale"). Effective December 29, 2000, the Company sold for cash its land records business unit, Resources, including among others, Resources' wholly-owned subsidiaries Government Records Services, Inc. and Title Records Corporation, to an affiliate of Affiliated Computer Services, Inc. ("ACS") (the "Resources sale"). Concurrent with the Resources sale, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The business and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior years' financial statements restated to report separately their operations in compliance with APB Opinion No. 30.

    The Kofile sale was to investment entities beneficially owned by Mr. William
D. Oates, a principal shareholder, who was also a Director and Chairman of the Executive Committee of the Company at the time of the sale. The cash sale price was $14.4 million and the gain on the sale after the effects of transaction costs, amounted to $403,000 (net of an income tax benefit of $200,000).

    The Resources sale was valued at approximately $71.0 million, consisting of $70.0 million in cash and the assumption by ACS of $1.0 million of capital lease obligations. The gain on the sale, after transaction costs, amounted to $1.1 million (net of an income tax benefit of $2.2 million). Transaction costs and certain costs directly related to the sale were estimated to be $4.1 million and included investment banking fees, professional fees, cash payments to departing employees and approximately $844,000 in connection with the issuance of 500,000 shares of restricted common stock to departing employees.

    The Company's formal plan of disposal provides for the remaining businesses and assets of the segment to be disposed of by December 29, 2001. One of the remaining assets consists of a start-up company which has been engaged in constructing a Web-enabled national repository of public records data. Another remaining business is CCR, which was purchased in January 2000 and provides public records research, principally UCCs in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the database and other related products and exit the land records business following the Resources sale. The estimated loss on the disposal of these remaining businesses and assets amounted to $13.6 million (after an income tax benefit of $3.8 million), consisting of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates. The anticipated operating losses to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

    The income tax expense or benefit associated with the gains or losses on the respective sales of the businesses in the information and property records services segment and the planned dispositions of the remaining assets and businesses differs from the statutory income tax rate of 35% due to the elimination of deferred taxes related to the basis difference between amounts reported for income taxes and financial reporting purposes and the utilization of available capital loss carryforwards which were fully reserved in the valuation account prior to the respective sales.

    The condensed components of net assets of discontinued operations of the information and property records services segment included in the consolidated balance sheets as of December 31, 2000 and 1999 are as follows:

                                                                  2000        1999
                                                                --------    --------
           Accounts receivable ..............................   $    588    $  8,099
           Other current assets .............................        366       1,839
           Deferred taxes ...................................     (1,582)         --
           Deferred revenue .................................         --      (4,596)
           Other current liabilities ........................     (1,253)     (7,007)

           Less reserve for estimated loss on disposition
              including post balance sheet operating
              losses and transactions costs .................     (3,251)         --
                                                                --------    --------
              Net current liabilities .......................     (5,132)     (1,665)
                                                                --------    --------

           Property and equipment ...........................      2,873      16,922
           Goodwill and other intangibles ...................      4,129      74,973
           Other assets .....................................         --         598
           Deferred taxes ...................................         --      (5,979)
           Long-term debt ...................................         --      (5,916)
           Other liabilities ................................       (663)         --
                                                                --------    --------
              Net noncurrent assets .........................      6,339      80,598
                                                                --------    --------
                 Net assets .................................   $  1,207    $ 78,933
                                                                ========    ========

    The condensed statements of operations relating to the information and property records services segment as well as the automotive parts segment in 1998 discussed below for the years ended December 31 are presented below:

                                                                         2000        1999       1998
                                                                       --------    --------   --------
                       Revenues ....................................   $ 39,680    $ 36,914   $103,593
                       Costs and expenses ..........................     44,635      32,796     99,519
                                                                       --------    --------   --------
                       Income (loss) before income tax (benefit) ...     (4,955)      4,118      4,074
                       Income tax provision (benefit) ..............       (704)      2,216      1,832
                                                                       --------    --------   --------
                       Net income (loss) ...........................   $ (4,251)   $  1,902   $  2,242
                                                                       ========    ========   ========

Automotive Parts Segment

    In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts retailer, Forest City Auto Parts Company ("Forest City"). Accordingly, this segment has been accounted for as a discontinued operation with prior years' financial statements restated to report separately their operations in compliance with APB Opinion No. 30.

    On March 26, 1999, the Company sold all of the outstanding common stock of Forest City to a private investor (the "Purchaser") for approximately $24.5 million. Proceeds consisted of $12.0 million in cash, $3.8 million in a short-term secured promissory note, $3.2 million in senior secured subordinated notes and $5.5 million in preferred stock. The short-term secured promissory note was fully paid in July 1999. The senior secured subordinated notes carry interest rates ranging between 6% to 8%, become due in March 2002, and are secured by a second lien on Forest City inventory and real estate. The preferred stock will be mandatorily redeemable in March 2006. Both the subordinated notes and the preferred stock are subject to partial or whole redemption upon the occurrences of specified events.

    In determining the loss on the disposal of the business, the subordinated notes were valued using present value techniques. As discussed in Note 2, the $3.2 million in senior secured subordinated notes were subsequently assigned without recourse to the Seller on November 4, 1999 in connection with an acquisition.

    Because the redemption of the preferred stock was highly dependent upon future operations of the buyer and due to its extended repayment terms, the Company was unable to estimate the degree of recoverability. Accordingly, the Company determined it would record the value of the preferred stock as cash is received. The Company originally estimated the loss on the disposal of Forest City to be $8.9 million, which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. In 1999, the Company recorded additional losses of $907,000 (including income taxes of $183,000) to reflect adjusted estimated transaction costs, funded operating losses which were higher than originally estimated, adjustments to amounts previously provided for income taxes in connection with the sale and to write down to estimated net realizable value a post-closing receivable in connection with a dispute with the purchaser.

Other

    In 1998, the Company recorded a final gain adjustment of $801,000 relating to the 1997 sale of its subsidiary Institutional Financing Services Inc.

    Two of the Company's non-operating subsidiaries are involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995. During 2000 and 1999, the Company expensed $748,000 (net of an income tax benefit of $403,000) and $1.9 million (net of an income tax benefit of $877,000), respectively, for trial costs and settlement costs in excess of the amounts accrued associated with these claims (See Note 17).

    Interest has been charged to discontinued operations based on the net assets of the information and property records services segment and the automotive parts segment. External interest expense of $4.2 million, $2.1 million and $2.0 million, was allocated to discontinued operations in 2000, 1999 and 1998, respectively. Income tax (benefit) has been charged (credited) to discontinued operations based on the income tax (benefit) resulting from inclusion of the discontinued segments in the Company's consolidated federal income tax return.

    The income tax provision (benefit) differs from the amount which would be provided by applying the statutory income tax rate to income (loss) before income tax (benefit) due to permanent difference items consisting primarily of non-deductible goodwill and state income taxes.

(4) RELATED PARTY TRANSACTIONS

    On September 29, 2000, the Company sold for cash certain net assets of Kofile and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements to investment entities beneficially owned by a principal shareholder of the Company, who was also a director at the time (See Note 3).

    From time to time, the Company charters aircraft from businesses in which either a former director and/or member of management of the Company is an owner or part owner. For the years ended December 31, 2000 and 1999, the Company incurred rental expense related to such arrangements to a non-corporate officer management member of $81,000 and $116,000, respectively, and to a former director of $325,000 and $133,000, respectively.

    The Company has several notes receivable from non-officer employees totaling $367,000 and $443,000 at December 31, 2000 and 1999, respectively. All of the notes are non-interest bearing and are due between 2000 and 2005. There is no significant difference between the face value and the present value of the notes.

    The Company has four office building lease agreements with various shareholders of the Company. Total rental expense related to such leases for the years ended December 31, 2000, 1999 and 1998 was $679,000, $525,000 and $83,000,
respectively.

    Total future minimum rental under noncancelable related party operating leases as of December 31, 2000, are as follows:

                        2001...........    $ 1,128
                        2002...........      1,233
                        2003...........      1,223
                        2004...........      1,210
                        2005...........      1,136
                        Thereafter.....      5,142

(5) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                          USEFUL
                                                          LIVES
                                                         (YEARS)     2000       1999
                                                         -------   -------    -------
        Land ........................................        --    $   115    $    99
        Transportation equipment ....................         5        414        437
        Computer equipment and purchased software ...       3-7      5,428      3,847
        Furniture and fixtures ......................       3-7      2,612      2,120
        Building and leasehold improvements .........      3-35      1,315         99
                                                                   -------    -------
                                                                     9,884      6,602
        Accumulated depreciation and amortization ...               (3,709)    (1,735)
                                                                   -------    -------
           Property and equipment, net ..............              $ 6,175    $ 4,867
                                                                   =======    =======

Depreciation expense totaled $2.0 million, $1.1 million and $309,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

(6) INVESTMENT SECURITY AVAILABLE-FOR-SALE

    Pursuant to an agreement with two major shareholders of H.T.E., Inc. ("HTE"), the Company acquired approximately 32% of HTE's common stock in two separate transactions in 1999. On August 17, 1999, the Company exchanged 2.3 million shares of its common stock for 4.7 million shares of HTE common stock. This initial investment was recorded at $14.0 million. The second transaction occurred on December 21, 1999, in which the Company exchanged 484,000 shares of its common stock for 969,000 shares of HTE common stock. The additional investment was recorded at $1.8 million. The investment in HTE common stock is classified as a non-current asset since it was made for a continuing business purpose.

    Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. The Florida "control share" statute has not been interpreted by the courts. HTE has taken the position that, under the Florida statute, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny the Company its right to vote the "control shares" of HTE.

    Under generally accepted accounting principles, an investment of 20% or more of the voting stock of an investee should lead to a presumption that in absence of evidence to the contrary, an investor has the ability to exercise significant influence over the operating and financial policies of an investee. Management of the Company has concluded that it currently does not have such influence as evidenced by the following key factors:

     o Inability to resolve the different interpretations regarding the ability to vote the shares;

     o Inability to obtain additional financial information not otherwise available to other shareholders; and

     o Inability to obtain certain confirmations and consents from the investee's independent auditors.

    Accordingly, the Company accounts for its investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities (none in each of the three years ended December 31, 2000) are determined on a specific identification basis.

    At December 31, 2000, the cost, fair value and gross unrealized holding losses of the investment securities available-for-sale amounted to $15.8 million, $5.1 million and $10.7 million, respectively, based on a quoted market price for HTE common stock of $0.91 per share. At December 31, 1999, the fair value and gross unrealized holding gains of the investment securities available-for-sale amounted to $33.7 million and $17.9 million, respectively, based on a quoted market price of $6.00. At March 12, 2001, the fair value of the investment securities available-for-sale was $8.4 million based on a quoted market price of $1.50 per share.

    At December 31, 2000, the Company has an unrealized loss on its investment in HTE of $10.7 million. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. At this time, management of the Company does not believe the decline in the market value is other than temporary. In making this determination, management concluded it has both the intent and the ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in fair value. Other conditions considered, among others, included the conditions in the local government software industry, the financial condition of the issuer, and recent favorable public statements by the issuer concerning its future prospects.

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

    Because of the effects of such a future change, the following information has been provided or derived from publicly filed financial information which has not been independently confirmed to the Company and is considered unaudited. HTE reported net losses of $3.4 million and $14.9 million for the years ended December 31, 2000 and 1999, respectively. Subsequent to the Company's initial acquisition of HTE's shares in August 1999, HTE recorded charges of approximately $7.9 million, net of tax, related to write-offs of software development costs, certain accounts receivables and employee-termination benefits that were recorded by HTE as a result of changes in management and charges for litigation settlements. During 2000, HTE recovered a portion of these costs, which totaled $1.1 million. These costs would be considered pre-acquisition costs by the Company in determining its share of HTE's loss from the respective dates of acquisition. Had the Company's investment in HTE been accounted for under the equity method, the Company would have recorded equity in losses of HTE of $2.3 million and $1.4 million for the years ended December 31, 2000 and 1999, respectively.

(7) COSTS OF CERTAIN ACQUISITION OPPORTUNITIES

CPS Systems Notes Receivable

    In March 1999, the Company entered into a merger agreement pursuant to which the Company contemplated the acquisition of all of the outstanding common stock of CPS Systems, Inc. ("CPS"). In connection with that agreement, the Company provided CPS with bridge financing of $1.0 million in the form of a note secured by a second lien on substantially all of the assets of CPS, including accounts receivable, inventory, intangibles, equipment and intellectual property. The note bore interest at 2% over the prime rate and was initially due on October 30, 1999. In June 1999, Tyler provided notice to CPS that it was exercising its right to terminate the merger agreement. Although the original agreement was terminated, the Company and CPS continued to negotiate to find an alternative structure for the transaction. In August 1999, Tyler provided an additional $200,000 of bridge financing, on terms similar to the original note and continued to provide additional bridge financings on terms similar to the other notes.

    In January 2000, CPS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On March 24, 2000, the bankruptcy court conducted a public auction of the assets and the Company submitted a cash only bid of $100,000 for the California Visual Basic/Oracle Tax and CAMA software assets of CPS.

    The Company closed on the transaction on March 30, 2000, and anticipates minimal to no recovery of amounts due under its secured notes. Accordingly, the aggregate bridge financings and related accrued interest receivable and other costs amounting to $1.9 million was charged to 1999 operations.

Other

    On July 31, 1998, the Company entered into a letter of intent with a Fortune 500 company to acquire certain businesses of the company in a transaction to be accounted for as a purchase business combination. These businesses had estimated annual revenues of over $500 million and represented a business opportunity which was aligned with the Company's strategy in the information management business. Direct and incremental costs associated with the proposed combination, primarily consisting of fees paid to outside legal and accounting advisors for due diligence, were incurred by the Company and would have been considered as a cost of the acquisition upon the successful closing of the transaction. Subsequent to September 30, 1998, the potential seller elected not to sell any of the businesses. Accordingly, all costs associated with this opportunity have been expensed in the accompanying 1998 consolidated financial statements and are included in "costs of certain acquisition opportunities."

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill, other intangible assets and related accumulated amortization consists of the following at December 31:

                                                    USEFUL
                                                    LIVES
                                                   (YEARS)      2000      1999
                                                   -------    --------  --------
       Goodwill..................................    20-25    $ 51,145  $ 53,800
       Customer base.............................    20-25      17,997    15,297
       Software acquired.........................      5        12,158    13,283
       Software development costs................     3-5       11,684     6,099
       Workforce.................................     5-10       6,292     4,247
                                                                ------    ------
                                                                99,276    92,726
       Accumulated amortization..................              (14,576)   (7,034)
                                                              --------  --------
          Goodwill and other intangibles, net....             $ 84,700  $ 85,692
                                                              ========  ========

    Annual amortization expense totaled $7.5 million, $5.0 million and $1.5 million during the years ended December 31, 2000, 1999 and 1998, respectively.

(9) ACCRUED LIABILITIES

    Accrued liabilities consists of the following at December 31:

                                                                  2000      1999
                                                                -------   -------
                      Accrued wages and commissions .........   $ 5,564   $ 5,812
                      Accrued health claims .................     1,183       835
                      Accrued third party contract costs ....       450       938
                      Accrued professional fees .............       233       687
                      Other accrued liabilities .............     4,450     2,886
                                                                -------   -------
                                                                $11,880   $11,158
                                                                =======   =======

(10) LONG-TERM OBLIGATIONS

     Long-term obligations consists of the following at December 31:

                                                                              2000      1999
                                                                            -------   -------
                      Revolving senior credit facility ..................   $ 4,750   $61,000
                      10% promissory notes payable due January, 2005 ....     2,800        --
                      Other .............................................       550     1,337
                                                                            -------   -------
                          Total obligations .............................     8,100    62,337
                      Less current portion ..............................       353       807
                                                                            -------   -------
                          Total long-term obligations ...................   $ 7,747   $61,530
                                                                            =======   =======

    The aggregate maturities of long-term obligations for each of the years subsequent to December 31, 2000, assuming the revolving credit facility matures as scheduled, are as follows: 2001 - $353,000; 2002 - $4.9 million; 2003 -
$54,000; 2004 - $24,000; 2005 - $2.8 million.

    Interest paid in 2000, 1999 and 1998 was $8.8 million, $4.1 million, $1.8 million, respectively.

    In December 2000, the Company amended its revolving credit agreement with a group of banks (the "Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. Borrowings under the Senior Credit Facility, as amended, initially bear interest at the lead bank's prime rate plus a margin of 2.00%, which margin increases by 0.50% quarterly through January 1, 2002. Borrowings under the Senior Credit Facility are limited to 80% of eligible accounts receivable. At December 31, 2000, the Company had outstanding borrowings and letters of credit of $4.8 million and unused available borrowing capacity of $10.2 million under the Senior Credit Facility. The interest rate at December 31, 2000 was 11.5%. The effective average interest rates for borrowings during 2000 and 1999 were 10.2% and 7.7%, respectively. As a result of the amendments made to the credit facility during 2000, a $1.4 million charge was recorded pursuant to Emerging Issues Task Force ("EITF") 98-14 "Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements" to accelerate the amortization of previously capitalized loan costs.

    The Senior Credit Facility is secured by substantially all of the Company's real and personal property and by a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 2000, the Company is in compliance with its various covenants under the Senior Credit Facility, as amended.

(11) INCOME TAX

    The provision (benefit) included in continuing operations for income tax consists of the following:

                                            YEARS ENDED DECEMBER 31,
                                         -----------------------------
                                          2000        1999       1998
                                         -------    -------    -------

                    Current:
                       Federal .......   $ 1,212    $ 1,368    $(1,196)
                       State .........        80        376        171
                                         -------    -------    -------
                                           1,292      1,744     (1,025)
                    Deferred .........    (4,102)    (1,556)       373
                                         -------    -------    -------
                                         $(2,810)   $   188    $  (652)
                                         =======    =======    =======

    The income tax provision (benefit) differs from amounts computed by applying the federal statutory tax rate of 35% to loss from continuing operations as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                             2000       1999       1998
                                                                           -------    -------    -------
                            Income tax benefit at statutory rate .......   $(3,611)   $  (622)   $(1,091)
                            State income tax, net of federal income
                               tax benefit .............................        52        245        111
                            Non-deductible amortization ................       640        559        286
                            Non-deductible business expenses ...........       110         80         25
                            Other, net .................................        (1)       (74)        17
                                                                           -------    -------    -------
                                                                           $(2,810)   $   188    $  (652)
                                                                           =======    =======    =======

    Significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                                   2000        1999
                                                                 --------    --------
           Deferred income tax assets:
              Net operating loss carryforward ................   $  4,054    $     --
              Basis difference on investment security ........      3,557          --
              Operating expenses not currently deductible ....      1,432       1,352
              Employee benefit plans .........................        391         260
              Capital loss carryforward ......................        100      17,139
              Minimum tax credits ............................        268          --
              Research tax credits ...........................         78          78
              Other ..........................................        253         962
                                                                 --------    --------
                 Net deferred income tax assets before
                    valuation allowance.......................     10,133      19,791
              Less valuation allowance .......................     (3,657)    (10,863)
                                                                 --------    --------
                 Net deferred income tax assets ..............      6,476       8,928

           Deferred income tax liabilities:
              Basis difference on investment security ........         --      (6,276)
              Tax-benefit transfer lease .....................       (713)     (2,224)
              Property and equipment .........................     (1,107)     (1,027)
              Intangible assets ..............................     (6,681)     (5,402)
              Other ..........................................        (15)        (17)
                                                                 --------    --------
                 Total deferred income tax liabilities .......     (8,516)    (14,946)
                                                                 --------    --------
           Net deferred income tax liabilities ...............   $ (2,040)   $ (6,018)
                                                                 ========    ========

    At December 31, 2000, the Company had available approximately $11.6 million of net tax operating loss carryforwards for federal income tax purposes. These carryforwards, which may provide future tax benefits, expire in 2020. Based upon the periods in which taxable temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, including the net operating loss carryforwards, at December 31, 2000. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

    Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized except for those relating to the capital loss carryforwards and the related basis difference on investment security available-for-sale. Accordingly, the Company believes that no valuation allowance is required for the remaining deferred tax assets. The Company's capital loss carryforwards expire beginning in 2003.

    During the year ended December 31, 2000, the Company sold Resources, Kofile and certain other businesses (see Note 3). In connection with these respective sales, the Company utilized approximately $45.9 million of available capital loss carryforwards which were fully reserved in the valuation allowance account at December 31, 1999.

    The Company received a refund of prior years' income taxes of $2.7 million in 2000, and paid income taxes, net of refunds received, of $2.8 million and $1.5 million in 1999 and 1998, respectively.

(12) SHAREHOLDERS' EQUITY

    The Company has authorized 1.0 million shares of $10 par value voting preferred stock. The board of directors had designated 250,000 shares as Series A Junior Participating Preferred Stock which were reserved for issuance upon exercise of the Company's stock purchase rights. In December 1997, the board of directors authorized the redemption of the preferred stock purchase rights in connection with the contemplated acquisitions of Resources, TSG and INCODE. The rights were redeemed in January 1998 at $.01 per share. Prior to this redemption, each share of the Company's common stock included a stock purchase right. These rights, which did not have voting rights, could be exercised only after public announcement that a person or group had acquired 20% or more of the Company's common stock or public announcement of an offer for 30% or more of the Company's common stock. The Company had the right to redeem the rights at a price of $.01 per right at any time prior to 15 days (or such longer period as the board of directors may have determined) after the acquisition of 20% of the Company's common stock. Upon exercise each right could have been used to purchase 1/100 of a share of Series A Junior Participating Preferred Stock for $21. Each share of Series A Junior Participating Preferred Stock would have had a minimum preferential quarterly dividend of 100 times the dividend declared on common stock, minimum liquidation preference of $100 per share and other preferential common stock conversion features in connection with mergers or other business combinations.

    In May 2000, the Company sold 3.3 million shares of common stock and 333,380 warrants pursuant to a private placement agreement with Sanders Morris Harris Inc. for approximately $10.0 million in gross cash proceeds, before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005. The common stock sold in this transaction is not registered and may only be sold pursuant to Rule 144 under the Securities Act of 1933, generally after being held for at least one year.

    As of December 31, 2000, the Company had an additional warrant outstanding to purchase 2.0 million shares of the Company's common stock at $2.50 per share. The warrant expires in September 2007.

(13) STOCK OPTION PLAN

    The Company's stock option plan provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees and directors of the Company and its subsidiaries of up to 5.5 million shares of the Company's common stock at prices which represent fair market value at dates of grant. All options granted have ten year terms and generally vest over, and become fully exercisable at the end of, three to five years of continued employment.

    The following table summarizes the transactions of the Company's stock option plan for the three-year period ended December 31, 2000:

                                                                                       NUMBER OF   WEIGHTED-AVERAGE
                                                                                        SHARES      EXERCISE PRICES
                                                                                        ------      ---------------
                           Options outstanding at December 31, 1997 ................      696            $3.04

                                 Granted ...........................................    1,371             7.10
                                 Forfeited .........................................      (14)            5.92
                                 Exercised .........................................     (135)            1.53
                                                                                        -----
                           Options outstanding at December 31, 1998 ................    1,918             6.03

                                Granted ............................................    1,583             4.87
                                Forfeited ..........................................      (78)            3.67
                                Exercised ..........................................       (5)            4.29
                                                                                        -----
                           Options outstanding at December 31, 1999 ................    3,418             5.55

                                Granted ............................................      498             2.76
                                Forfeited ..........................................     (417)            6.16
                                Exercised ..........................................       (5)            3.88
                                                                                        -----
                           Options outstanding at December 31, 2000 ................    3,494            $5.08
                                                                                        =====

                           Reserved for future grants at December 31, 2000              1,459


                           Exercisable options:
                                December 31, 1998 ..................................      239            $3.03
                                December 31, 1999 ..................................      706             4.94
                                December 31, 2000 ..................................    1,385             5.04

    The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                                                                          WEIGHTED
                                   WEIGHTED AVERAGE     NUMBER OF      AVERAGE PRICE       NUMBER OF       WEIGHTED AVERAGE
            RANGE OF EXERCISE          REMAINING       OUTSTANDING     OF OUTSTANDING     EXERCISABLE    PRICE OF EXERCISABLE
                 PRICES            CONTRACTUAL LIFE      OPTIONS          OPTIONS           OPTIONS            OPTIONS
            ------------------     ----------------    -----------     --------------     -----------    --------------------
              $0.00 - $2.19            8.4 years            269            $  2.05           100              $  2.13
               2.19 -  3.28            9.5                  287               2.90            46                 3.23
               3.28 -  4.38            7.8                  994               3.87           550                 3.80
               4.38 -  5.47            8.0                  648               5.20           213                 5.26
               5.47 -  6.56            8.1                  652               6.10           219                 6.15
               6.56 -  7.66            7.1                  548               7.63           219                 7.63
               7.66 -  8.75            7.8                    6               7.75             2                 7.75
               9.84 - 10.94            7.3                   90              10.52            36                10.52

    As allowed by SFAS No. 123, the Company has continued to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", which does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

    As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.1%, 5.56% and 5.16%; dividend yield of 0%; expected common stock market price volatility factor of .73, .70 and .68; and a weighted-average expected life of the options of seven years. The weighted-average fair value of options granted in 2000, 1999 and 1998 was $2.02, $3.47 and $4.93 per share, respectively.

    Had compensation expense been recorded based on the fair values of the stock option grants, the Company's 2000, 1999, and 1998 pro forma net loss would have been $26.0 million, $4.6 million and $9.0 million, or $0.57, $0.12, and $0.28 per diluted share, respectively. These pro forma calculations only include the effects of grants since 1995. Accordingly, the impacts are not necessarily indicative of the effects on reported net income of future years.

    During the year ended December 31, 2000, the Company granted to an employee 50,000 shares of restricted common stock with a fair value of $303,000 at the grant date. The Company recorded compensation expense of $151,500 and $151,500 during the years ended December 31, 2000 and 1999, respectively, based on the service period provided for in the agreement and the vesting period over which the restrictions lapse.

(14) EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED

    In accordance with SFAS No. 128 "Earnings per Share", the Company has presented basic income (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted income
(loss) per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the year.

    The Company incurred a loss from continuing operations in 2000, 1999 and 1998. As a result, the denominator was not adjusted for dilutive securities in these years as the effect would have been antidilutive.

    For the years ended December 31, the following options were not included in the computation of diluted earnings per share because the effect would have been antidilutive:

                                       OPTIONS     PRICE RANGE
                                       -------     -----------
                  2000.............     3,494    $2.00  - $10.94
                  1999.............     3,418     2.13  -  10.94

                  1998.............     1,918     2.13  -  10.94


    Additionally, the warrants to purchase 2.3 million shares of the Company's common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 because the effect would have been antidilutive.

(15) LEASES

    The Company leases certain offices, and transportation, computer and other equipment used in its operations under noncancelable operating lease agreements expiring at various dates through 2010. Most leases contain renewal options and some contain purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

    Rent expense was approximately $2.1 million in 2000, $1.1 million in 1999 and $486,000 in 1998.

    The Company has capital leases for certain equipment, which is included in "Property and equipment, net." The present value of future minimum lease payments relating to these assets are capitalized based on contract provisions. Capitalized amounts are depreciated over the lesser of the term of the lease or the normal depreciable lives of the assets.

    Future minimum lease payments under noncancelable leases at December 31, 2000 are as follows:

                                                          CONTINUING OPERATIONS     DISCONTINUED OPERATIONS
                                                          ---------------------     -----------------------
                                                           OPERATING   CAPITAL        OPERATING   CAPITAL
                            FISCAL YEAR                     LEASES     LEASES          LEASES     LEASES
           ---------------------------------------------  ---------   ---------     -----------  ----------
           2001.........................................   $  2,664   $      7        $    233   $    848
           2002.........................................      2,346          5             247        685
           2003.........................................      2,003         --             168         51
           2004.........................................      1,863         --              81         --
           2005.........................................      1,457         --              --         --
           2006 and thereafter..........................      5,450         --              --         --
                                                           --------   --------        --------   --------
           Total future minimum lease payments..........   $ 15,783         12        $    729      1,584
                                                           ========                   ========
           Less interest................................                     1                        153
                                                                      --------                   --------
           Present value of future minimum lease
             payments...................................                    11                      1,431
           Current portion of obligations under
             capital leases.............................                    (6)                      (732)
                                                                      --------                   --------
           Long-term obligations under capital leases...              $      5                   $    699
                                                                      ========                   ========

(16) EMPLOYEE BENEFIT PLANS

    The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code (the "Code"). The plan covers substantially all employees meeting minimum service requirements. Under the plan, employees may elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Code, and have the amount contributed to the plan as salary deferral contributions. The Company contributes up to a maximum of 2% of an employee's compensation to the plan. The Company made contributions to the plan and charged continuing operations $761,000, $396,000 and $106,000 in 2000, 1999 and 1998, respectively.

(17) COMMITMENTS AND CONTINGENCIES

    Two of the Company's non-operating subsidiaries, Swan Transportation Company ("Swan") and TPI of Texas, Inc. ("TPI"), have been and/or are currently involved in various claims raised by approximately 550 former TPI employees for work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment by TPI. Swan was the parent company of TPI, which owned and operated a foundry in Tyler, Texas for approximately 28 years. As non-operating subsidiaries of the Company, the assets of Swan and TPI consist primarily of various insurance policies issued to each company during the relevant time periods. Swan and TPI have tendered the defense and indemnity obligations arising from these claims to their insurance carriers. To date, Swan's insurance carriers have entered into settlement agreements with over 230 of the plaintiffs, each of which agreed to release Swan, TPI, the Company, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

    The Company initially provides for estimated claim settlement costs when minimum levels can be reasonably estimated. If the best estimate of claim costs can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. Based on an initial assessment of claims and contingent claims that may result in future litigation involving TPI, a reserve for the minimum amount of $2.0 million for claim settlements was recorded in 1996. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred. During the years ended December 31, 2000 and 1999, the Company charged discontinued operations $748,000 and $1.9 million, respectively, in connection with settlement, legal and related professional costs, and the remaining liability was approximately $1.9 million at December 31, 2000.

    The New Jersey Department of Environmental Protection (the "NJDEP") has alleged that a site where Jersey-Tyler Company ("Jersey-Tyler"), a former affiliate of TPI, once operated a foundry contains lead and possible other priority pollutant metals and may need on-site and off-site remediation. In January 1995, TPI agreed with the NJDEP to undertake certain investigatory actions relating to the alleged contamination in and around the site, which investigation was completed during the first quarter of 2001. Notwithstanding the foregoing, TPI has in the past denied, and continues to deny, any liability for alleged environmental contamination at the site. The NJDEP has not asserted that the Company is a potentially responsible party for the site.

    On November 27, 2000, TPI consummated a transaction with a third party contractor for a complete transfer of environmental liabilities and obligations relating to the site. Under the agreement, the third party contractor has executed an enforceable agreement with the NJDEP whereby such contractor has assumed substantially all liability related to the site and has been identified as the responsible party for all clean up activities of the site as required by the NJDEP. The remedial activities conducted by the third party contractor are funded by a trust and are secured by clean-up cost containment insurance and environmental response, compensation, and liability insurance, of which the Company and TPI are a named insured. The funds placed in the trust are governed by a trust agreement that only permits distribution for remediation of the site. The trust was funded from various sources, including other alleged potentially responsible parties, TPI's insurance carriers, and TPI.

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

(18) QUARTERLY FINANCIAL INFORMATION (unaudited)

    The following tables contain selected financial information from unaudited consolidated statements of operations for each quarter of 2000 and 1999.

                                                                             QUARTER ENDED
                                       --------------------------------------------------------------------------------------------
                                                           2000                                            1999
                                       --------------------------------------------    --------------------------------------------
                                       DEC. 31     SEPT. 30    JUNE 30     MAR. 31      DEC. 31    SEPT. 30     JUNE 30     MAR. 31
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ............................  $ 26,018    $ 23,724    $ 21,661    $ 21,797    $ 23,820    $ 18,881    $ 18,050    $ 10,665

Gross profit ........................     9,335       9,327       7,583       8,030      10,463       9,491       9,262       5,173

Income (loss) from continuing
  operations ........................    (1,326)     (1,206)     (2,638)     (2,337)     (2,385)       (173)        435         157

Loss from discontinued operations ...   (13,015)     (1,352)     (1,341)     (1,382)         (4)       (232)       (513)       (109)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net income (loss) ...................  $(14,341)   $ (2,558)   $ (3,979)   $ (3,719)   $ (2,389)   $   (405)   $    (78)   $     48
                                       ========    ========    ========    ========    ========    ========    ========    ========

Diluted earnings (loss) from
  continuing operations..............  $  (0.03)   $  (0.02)   $  (0.06)   $  (0.06)   $  (0.06)   $  (0.00)   $   0.01    $   0.00

Diluted loss from discontinued
  operations ........................     (0.28)      (0.03)      (0.03)      (0.03)      (0.00)      (0.01)      (0.01)      (0.00)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Net earnings (loss) per diluted
  share .............................  $  (0.31)   $  (0.05)   $  (0.09)   $  (0.09)   $  (0.06)   $  (0.01)   $  (0.00)   $   0.00
                                       ========    ========    ========    ========    ========    ========    ========    ========

Shares used in computing diluted
  earnings (loss) per share .........    46,665      46,654      44,894      43,291      42,495      40,541      38,539      34,771

                            TYLER TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  Years ended December 31, 2000, 1999 and 1998

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   2000       1999       1998
                                                                  -------    -------    -------

           ALLOWANCE FOR LOSSES - ACCOUNTS RECEIVABLE

           Balance at beginning of year .......................   $   826    $   144    $    --

           Additions charged to costs and expenses ............     1,438        388         --

           Deductions for accounts charged off or credits
              issued ..........................................      (759)      (229)        (9)

           Other changes - purchase of subsidiaries ...........        --        523        153
                                                                  -------    -------    -------

                    Balance at end of year ....................   $ 1,505    $   826    $   144
                                                                  =======    =======    =======



                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------

           VALUATION ALLOWANCE - DEFERRED TAX ASSETS

           Balance at beginning of year .........................   $ 10,863    $ 12,514    $ 11,723

           Increase in capital loss carryforward ................         --       4,625         791

           Utilization of capital loss carryforward .............    (16,138)         --          --

           Adjustment to actual capital loss carryforwards
              arising From a previous sale ......................       (901)         --          --

           Change in basis difference on investment security ....      9,833      (6,276)         --
                                                                    --------    --------    --------

                    Balance at end of year ......................   $  3,657    $ 10,863    $ 12,514
                                                                    ========    ========    ========

                                 EXHIBIT NUMBER

 EXHIBIT
 NUMBER                         DESCRIPTION
 -------  -------------------------------------------------------------------
3.4       Certificate of Amendment dated May 19, 1999 to the Restated
          Certificate of Incorporation.

4.9       Amendment #5 to the Credit Agreement dated October 1, 1999.

21        Subsidiaries of Tyler

23        Consent of Ernst & Young LLP

          Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.