Form 10-K405/A
period 2000-12-31
TYLER TECHNOLOGIES INC
filed 2001-05-10
CIK 860731

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                   ----------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

            Yes [X]      No [ ]

      The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant on April 6, 2001 was approximately $49,536,943.

      The number of shares outstanding of the Registrant's Common Stock, as of April 6, 2001 was: 47,179,371 shares of Common Stock, $0.01 par value.


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

                                  Form 10-K/A
                                Amendment No. 1

                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................1

ITEM 11 - EXECUTIVE COMPENSATION.......................................................................4

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................6

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................8

SIGNATURES.............................................................................................9

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a brief description of each director, nominee for director, and executive officer of Tyler Technologies, Inc. ("Tyler" or the "Company"). Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Executive officers are elected by the Tyler Board at its annual meeting and hold office until its next annual meeting or until their successors are elected and qualified.

Directors, Nominees for Director, and Executive Officers of Tyler

Name / Age                          Present Position                                        Served Since
----------                          ----------------                                        ------------
Louis A. Waters, 62                 Co-Chief Executive Officer                                      2000
                                    Chairman of the Board                                           1997
John M. Yeaman, 60                  Co-Chief Executive Officer                                      2000
                                    President                                                       1998
                                    Director                                                        1999
Ernest H. Lorch, 68                 Director                                                        1993
William D. Oates, 60                Director                                                        1998
Ben T. Morris, 55                   Nominee for Director                                              --
Ulrich Otto, 51                     Nominee for Director                                              --
G. Stuart Reeves, 61                Nominee for Director                                              --
Glenn A. Smith, 47                  Nominee for Director                                              --
John D. Woolf, 56                   Nominee for Director                                              --
Theodore L. Bathurst, 51            Vice President and Chief Financial Officer                      1998
Brian K. Miller, 42                 Vice President - Finance                                        1999
                                    Treasurer                                                       1997
H. Lynn Moore, Jr., 33              Vice President and Secretary                                    2000
                                    General Counsel                                                 1998

Business Experience of Directors, Nominees for Director, and Executive Officers

     Louis A. Waters has been Chairman of the Board of the Company since October 1997, after being elected director of the Company in August 1997. In March 2000, Mr. Waters was also elected Co-Chief Executive Officer of the Company. Mr. Waters is currently a member of the Executive Committee and the Compensation Committee of the Tyler Board. Mr. Waters was the founding Chairman of the Board and Chief Executive Officer of Browning-Ferris Industries, Inc. ("BFI"). He recently directed BFI's international activities, serving as Chairman and Chief Executive Officer of BFI International, Inc. from 1991 to March 1997, at which time he retired from full-time employment with BFI. From 1988 to March 1997, Mr. Waters was Chairman of the BFI Finance Committee, and from 1980 through 1988, he was Chairman of the BFI Executive Committee. Mr. Waters also served as Chairman of the Board and Chief Executive Officer of BFI from 1969 through 1980. Mr. Waters is also a director of Team, Inc.

     John M. Yeaman is President and Co-Chief Executive Officer of the Company, a position he has held since March 2000. From December 1998 until March 2000, Mr. Yeaman was President and Chief Executive Officer of the Company. Mr. Yeaman was elected to the Tyler Board in February 1999. Mr. Yeaman was previously employed by Electronic Data Systems Corporation ("EDS"), where he served as the director of a worldwide Strategic Support Unit managing $2 billion in real estate assets. Prior to that position, Mr. Yeaman had been associated with EDS as a service provider since 1980. Mr. Yeaman began his career with Eastman Kodak Company. Mr. Yeaman also serves on the Board of Directors of Park Cities Bank in Dallas, Texas.

     Ernest H. Lorch was elected to the Tyler Board in October 1993, and he currently serves as a member of the Compensation Committee and as Chairman of the Audit Committee of the Tyler Board. Mr. Lorch is counsel to the law firm of Whitman Breed Abbott & Morgan LLP, a position he has held since December 1992. Mr. Lorch retired as Chairman of the Board and Chief Executive Officer of Dyson-Kissner-Moran Corporation ("DKM"), a private investment company, in December 1992, a position he held since January 1990. Mr. Lorch was President and Chief Operating Officer of DKM from June 1984 to January 1990. He was also Senior Chairman of the Board of Varlen Corporation until 1999 when Varlen was acquired by a third party.

     William D. Oates has been a director of the Company since 1998 and is a member of the Executive Committee of the Tyler Board. Since August 2000, Mr. Oates has served as Chairman of the Board, President, and Chief Executive Officer of eiStream, Inc., a holding company with subsidiaries that are engaged in the business of providing software systems and solutions in the areas of document management, imaging, and workflow. Mr. Oates was appointed director of the Company in February 1998 following the Company's acquisition of Business Resources Corporation, a former affiliate of the Company. Mr. Oates served as President of Resources from 1993 until September 1998. From 1987 through 1994, Mr. Oates acquired or formed and served as President or principal executive officer of American Title Company, Austin Title Company, Commercial Abstract and Title Company, and other title insurance agencies in Texas, as well as a title insurance underwriting company.

     Ben T. Morris has been nominated by the Tyler Board to serve as a director of the Company in 2001. In 1987, Mr. Morris co-founded Sanders Morris Harris ("SMH"), a full service investment banking, money management, and principal investor organization based in Houston, Texas, where he has served as its President and Chief Executive Officer since 1996, and from 1987 to 1996, he served as its Executive Vice President & Director of Investment Banking. From 1980 to 1986, Mr. Morris served as Chief Operating Officer of Tatham Corporation, a corporation principally engaged in the transportation and marketing of natural gas. From 1973 to 1980, Mr. Morris served in various executive capacities, including President and Chief Financial Officer, of Mid American Oil and Gas Inc., a company engaged in the business of oil and gas exploration and transportation. Prior to 1973, Mr. Morris was an accountant with Price Waterhouse & Co. Mr. Morris also serves as a director of Pinnacle Global Group, the parent corporation of SMH, Capital Title Group, and American Equity Investment Life Holding Company. Mr. Morris is a certified public accountant.

     Ulrich Otto has been nominated by the Tyler Board to serve as a director of the Company in 2001. Since 1997, Mr. Otto has been Chairman of the Board and Chief Executive Officer of Otto Holding, B.V. ("Otto Holding"), an international diversified holding company based in the Netherlands with subsidiaries devoted to the waste container systems business, which maintain an active presence in over 30 countries; venture capital transactions, including investments in software companies, with offices located in Paris, France, Tel Aviv, Israel, and Singapore; and corporate finance, also with offices in Paris, France and Singapore. Since 1990, Mr. Otto has also served as Chairman of the Board and Chief Executive Officer of Otto Holding International B.V., also an international diversified holding company based in Germany with similar business lines as Otto Holding. Since 1980, Mr. Otto has served as Managing Partner of Gebr. Otto KG, Koln, Germany. During the past fifteen years, Mr. Otto has also held positions with various international councils, associations, supervisory boards, and management boards, some of which include Vice Chairman of the Supervisory Board of Interseroh AG, Koln, Germany, from 1993 to 2000; Vice Chairman of the Bundesverband der Deutschen Entsorgungswirtchaft e.V., Koln, Germany, from 1992 to 1996 and in which he was a member of the Managing Board of Directors from 1996 to 1999; member of the Board of Directors of BFI from 1994 to 1997; Vice Chairman of the Federation Europeenne des Activites du Dechet, Brussells, Belgium from 1996 to 1998; member of the General Assembly and Foreign Trade Committee of the Chamber of Industry and Commerce, Koln, Germany, from 1992 to 1999 and in which he was Chairman from 1996 to 1999; member of the Central and Management Committee of the Chamber of Industry and Commerce, Koln, Germany, from 1996 to 1999; member of the Council of INSEAD, Hamburg, Germany, since 1995; and member of the Land Advisory Board Northrhine-Westfalia of Commerzbank AG, Dusseldorf, Germany, since 1985. Mr. Otto also holds a law degree.

     G. Stuart Reeves has been nominated by the Tyler Board to serve as a director of the Company in 2001. From 1967 to 1999, Mr. Reeves worked for Electronic Data Systems Corporation ("EDS"), a professional services company that offers its clients a portfolio of related systems worldwide within the broad categories of systems and technology services, business process management, management consulting, and electronic business. During his 32 years of service for EDS, Mr. Reeves held a variety of positions, including Executive Vice President, North and South America, from 1996 to 1999; Senior Vice President, Europe, Middle East, and Africa, from 1990 to 1996; Senior Vice President, Government Services Group, from 1988 to 1990; Corporate Vice President, Human Resources, from 1984 to 1988; Corporate Vice President, Financial Services Division, from 1979 to 1984; Project Sales Team Manager, from 1974 to 1979; and Systems Engineer and Sales Executive, from 1967 to 1974. Mr. Reeves also served on the EDS Board of Directors from 1988 until 1996. Mr. Reeves retired from EDS in 1999. Mr. Reeves also serves on the Board of Governors of Oklahoma State University Foundation and the Board of Directors of Park Cities Bank.

     Glenn A. Smith has been nominated by the Tyler Board to serve as a director of the Company in 2001. Mr. Smith currently serves as President of The Software Group, Inc. ("TSG"), a principal subsidiary of the Company that was co-founded by Mr. Smith in 1981 and acquired by the Company in 1998. TSG develops and markets a wide range of software products and related services for county governments, with a focus on integrated judicial management and law enforcement systems. Prior to founding TSG, Mr. Smith was employed at Distributed Data Systems of Raleigh, North Carolina, in a software development project management capacity and, prior to that, at Texas Instruments Incorporated in Dallas, Texas as a software developer.

     John D. Woolf has been nominated by the Tyler Board to serve as a director of the Company in 2001. Since August 2000, Mr. Woolf has served as a director and as Executive Vice President and Chief Financial Officer of eiStream, Inc., a holding company with subsidiaries that are engaged in the business of providing software systems and solutions in the areas of document management, imaging, and workflow. From December 1999 until August 2000, Mr. Woolf served as Senior Vice President - Administration of the Company. From 1994 until December 2000, Mr. Woolf also served as Executive Vice President and Chief Financial Officer of Business Resources Corporation, a former affiliate of the Company. From 1987 to 1994, Mr. Woolf served as a director and as Executive Vice President and Chief Financial Officer of American Title. Mr. Woolf is a certified public accountant.

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

     H. Lynn Moore, Jr. has been General Counsel of the Company since September 1998 and has been Vice President and Secretary of the Company since October 2000. From August 1992 to August 1998, Mr. Moore was associated with the law firm of Hughes & Luce, L.L.P. in Dallas, Texas where he represented numerous publicly-held and privately-owned entities in various corporate and securities, finance, litigation, and other legal related matters.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid for all services rendered to the Company and its subsidiaries in all capacities during fiscal years 2000, 1999, and 1998 by the Company's "Named Executive Officers" (as defined in Regulation S-K of the Securities Act of 1933, as amended) whose total annual salary and bonus earned during fiscal year 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                            ANNUAL COMPENSATION                   COMPENSATION AWARDS
                                  -----------------------------------------     ------------------------
                                                                   OTHER                     SECURITIES
                                                                   ANNUAL       RESTRICTED   UNDERLYING
NAME AND PRINCIPAL                                                COMPEN-         STOCK       OPTIONS/     ALL OTHER
     POSITION            YEAR       SALARY         BONUS         SATION(1)        AWARDS        SARS      COMPENSATION
------------------       ----     ----------      --------       ----------     ----------   -----------  ------------
Louis A. Waters          2000     $233,077(2)     $     --        $     --        $     --     $     --     $   --
    Chairman and Co-     1999           --              --              --              --           --         --
    Chief Executive      1998           --              --              --              --           --         --
    Officer

John M. Yeaman           2000      225,000              --              --              --           --         --
  President and          1999      225,000         200,000              --              --       25,000         --
  Co-Chief Executive     1998       76,302(3)      100,000              --              --      250,000         --
  Officer

Theodore L. Bathurst     2000      252,400              --              --              --           --         --
    Vice President       1999      252,400         125,000              --              --       15,000         --
    and Chief Financial  1998       57,841(4)       40,000              --              --      250,000         --
    Officer
John P. Harvell          2000      180,000         150,000(6)           --         168,750(7)        --         --
    Vice President -     1999      156,923          90,000              --              --       15,000         --
    Chief Technology     1998      120,000          50,000              --              --           --         --
    Officer(5)

H. Lynn Moore, Jr        2000      120,000          80,000              --              --           --         --
    Vice President,      1999      120,000          90,000              --              --       10,000         --
    General Counsel,     1998       40,000(3)       30,000              --              --       40,000         --
    and Secretary

Brian K. Miller          2000      162,400           8,500              --              --           --         --
    Vice President -     1999      149,908          81,200              --              --       25,000         --
    Finance              1998      140,000          35,000              --              --           --         --

-------------

(1) Certain of the Company's executive officers receive personal benefits in addition to salary. The aggregate amount of the personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total annual salary for the named executive officer and therefore has been omitted.

(2)  Mr. Waters was elected Co-Chief Executive Officer in March 2000.

(3)  Employment commenced in September 1998.

(4)  Employment commenced in October 1998.

(5) Resigned from the Company effective December 2000 upon consummation of the sale of the Company's operating unit Business Resources Corporation ("BRC") to Affiliated Computer Services, Inc. ("ACS").

(6) Bonus compensation relates to services provided to the Company during 2000 and for services provided in connection with the sale of BRC to ACS in December 2000 for $71,000,000.

(7) Restricted shares of Company Common Stock granted in December 2000 for services provided to the Company during 2000 and for services provided in connection with the sale of BRC to ACS in December 2000 for $71,000,000.

         OPTION/SAR EXERCISES DURING 2000 AND YEAR-END OPTION/SAR VALUES

     The following table shows stock option exercises during 2000 by each of the "Named Executive Officers" and the value of unexercised options at December 31, 2000:

                                                                                               VALUE OF UNEXERCISED
                                                                       NUMBER OF                    IN-THE-MONEY
                                                             UNEXERCISED OPTIONS/SARS AT         OPTIONS/SARS AT
                                   NUMBER OF                       DECEMBER 31, 2000            DECEMBER 31, 2000(1)
                                    SHARES       VALUE       ---------------------------     -------------------------
          NAME                     EXERCISED    REALIZED      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
          ----                     ---------    ---------    ---------------------------     -------------------------
Louis A. Waters.............           --           --                   --                             --
John M. Yeaman..............           --           --            116,667 / 158,333                     --
Theodore L. Bathurst........        5,000        $ 7,187          110,000 / 145,000                     --
John P. Harvell(2)..........           --           --                  --(3)                           --
H. Lynn Moore, Jr...........           --           --             22,667 / 27,333                      --
Brian K. Miller.............           --           --             46,667 / 28,333                      --

----------

(1)  Amount is based on a year-end market value of $1.69 per share.

(2) Mr. Harvell resigned from the Company in December 2000 in connection with the sale of BRC to ACS.

(3) Pursuant to the Tyler Option Plan, the unvested options of Mr. Harvell were forfeited upon his resignation in December 2000, and his vested and unexercised options (all of which were unexercised) were forfeited 60 days thereafter.

COMPENSATION OF DIRECTORS

     Each non-employee director receives an annual fee of $15,000, plus $1,000 for each Tyler Board meeting and $500 for each committee meeting attended.

       The Tyler Board further approved discretionary grants of stock options to non-employee directors of the Tyler Board. On May 11, 2000, the Tyler Board granted options to purchase 20,000 shares of Company Common Stock to Ernest H. Lorch at an exercise price of $4.8125 per share, which options vest in equal installments on the date of grant and on the first and second anniversary of the date of grant. On June 28, 2000, the Tyler Board granted options to purchase 5,000 shares of Company Common Stock to Ernest H. Lorch at an exercise price of $3.1875 per share, which options vest in equal installments on the first, second, and third anniversary of the date of grant.

EMPLOYMENT CONTRACTS

     On October 7, 1998, the Company entered into an employment agreement with Theodore L. Bathurst, which provides that the Company pay Mr. Bathurst for his services as Vice President and Chief Financial Officer of the Company a salary of $250,000. Mr. Bathurst will participate in performance bonus or incentive compensation plans made available to comparable level employees of the Company and its subsidiaries and receive all employee benefits and perquisites normally offered to the executive employees of the Company.

     On December 9, 1998, the Company entered into a five-year employment agreement with H. Lynn Moore, Jr., which provides that the Company pay Mr. Moore for his services as General Counsel of the Company a minimum salary of $120,000 and a minimum bonus of $80,000 per year. Mr. Moore will participate in additional performance bonus or incentive compensation plans made available to comparable level employees of the Company and its subsidiaries and receive all employee benefits and perquisites normally offered to the executive employees of the Company. The agreement provides for a severance payment equal to the amount of compensation due for the remainder of the term of the agreement if he is terminated for any reason other than cause or upon a change in control of the Company.

     In December 1997, the Company entered into an employment agreement with Brian K. Miller, which provides that the Company pay Mr. Miller a salary of $140,000 for his services as Vice President - Finance. In addition, Mr. Miller will participate in performance bonus or incentive compensation plans made available to comparable level employees of the Company and its subsidiaries and receive all employee benefits and prerequisites normally offered to the executive employees of the Company. The agreement also provides for a severance payment equal to one year of his current base salary if he is terminated for any reason other than cause, as specified in the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Members of the Compensation Committee of the Tyler Board are Ernest H. Lorch and Louis A. Waters. Mr. Waters is Co-Chief Executive Officer of the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of April 6, 2001 by (i) each of the "Named Executive Officers" (as defined in Regulation S-K of the Securities Act of 1933, as amended), (ii) each director or nominee for director of the Company, (iii) each beneficial owner of more than 5% of the outstanding shares of Common Stock, and (iv) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner(1)                            Amount and Nature of Ownership        Percent of Class (2)(3)
---------------------------------------                            ------------------------------        -----------------------
William D. Oates                                                              6,220,374(4)                         13.18%
     2911 Turtle Creek Blvd., Suite 1100
     Dallas, Texas 75219

Ulrich Otto                                                                   3,866,378(5)                          8.20%

Louis A. Waters                                                               2,509,900(6)                          5.10%

Glenn A. Smith                                                                  927,571                             1.97%

John M. Yeaman                                                                  548,850(7)                          1.16%

Ben T. Morris                                                                   389,980(8)                             *

John P. Harvell                                                                 220,000                                *

John D. Woolf                                                                   150,000                                *

Theodore L. Bathurst                                                            125,000(9)                             *

H. Lynn Moore, Jr                                                                76,000(10)                            *

G. Stuart Reeves                                                                 65,000                                *

Ernest H. Lorch                                                                  65,000(11)                            *

Brian K. Miller                                                                  56,000(12)                            *

Directors, nominees, and executive officers as a group (13 persons)          15,220,053(13)                        30.53%

----------

*    Less than one percent of the outstanding Common Stock

(1) Unless otherwise noted herein, the address of each beneficial owner is the address of the Company's principal place of business located at 2800 W. Mockingbird Lane, Dallas, Texas 75235.

(2) Reported in accordance with the beneficial ownership rules of the SEC. Unless otherwise noted, the stockholders listed in the table have both sole voting power and sole investment power with respect to such shares, subject to community property laws where applicable and the information contained in the other footnotes to the table.

(3) Based on 47,179,371 shares of Common Stock issued and outstanding at April 6, 2001. Each owner's percentage is calculated by dividing (a) the number of shares beneficially held by such owner by (b) the sum of (i) 47,179,371 plus (ii) the number of shares such owner has the right to acquire within sixty days.

(4) Includes beneficial ownership of 1,600,000 shares of Common Stock over which Mr. Oates has sole voting power, but no investment power, pursuant to collateral pledge agreements securing payment for the sale of such shares.

(5) Includes beneficial ownership of 3,383,600 shares of Common Stock held in various investment entities in which Mr. Otto has sole voting and investment power.

(6) Includes beneficial ownership of 2,000,000 shares of Common Stock subject to a warrant issued to Richmond Partners, Ltd. at an exercise price of $2.50 per share. Mr. Waters is the sole general partner of Richmond and deemed the beneficial owner of these shares.

(7) Includes beneficial ownership of 125,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Technologies, Inc. Stock Option Plan (the "Tyler Option Plan") that are exercisable within sixty days and 7,300 shares of Common Stock owned by a foundation in which Mr. Yeaman is deemed to have shared voting power.

(8) Includes beneficial ownership of 333,380 shares of Common Stock subject to a warrant issued to SMH, of which Mr. Morris is President and Chief Executive Officer and is therefore deemed to have investment power over the shares.

(9) Includes beneficial ownership of 115,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days.

(10) Includes beneficial ownership of 26,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days.

(11) Includes beneficial ownership of 15,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days.

(12) Includes beneficial ownership of 55,000 shares of Common Stock issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days.

(13) Includes 2,333,380 shares of Common Stock subject to warrants, 336,000 shares of Common Stock that are issuable upon the exercise of stock options granted pursuant to the Tyler Option Plan that are exercisable within sixty days, and 4,990,900 shares of Common Stock held in investment entities, foundations, and other arrangements in which named persons have sole or shared voting and/or investment power.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 29, 2000, the Company sold for cash certain net assets of Kofile, Inc. ("Kofile") and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements to investment entities beneficially owned by William D. Oates, a principal shareholder who was also a director and Chairman of the Executive Committee of the Company at the time of the sale. The Kofile sale was consistent with the Company's decision to exit the information and property records services segment of its business, focus the Company's resources on its software systems and services segment of its business, and to reduce the Company's debt. The cash sale price was $14.4 million, which was determined after lengthy negotiations between Mr. Oates and the Tyler Board. The Company received an opinion from an investment banker that the cash sale price was fair to the Company from a financial point of view.

     Periodically during 2000, the Company leased a private airplane owned by William D. Oates, a former director of the Company, for business related trips, for which payments aggregated approximately $325,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  TYLER TECHNOLOGIES, INC.


                  By: /s/ Theodore L. Bathurst
                      ----------------------------------------------------------
                      Theodore L. Bathurst
                      Vice President and Chief Financial Officer
                      (principal financial officer and an authorized signatory)



                  By: /s/ Terri L. Alford
                      ----------------------------------------------------------
                      Terri L. Alford
                      Controller
                      (principal accounting officer and an authorized signatory)