Form 10-Q
period 2001-03-31
TYLER TECHNOLOGIES INC
filed 2001-05-10
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

Yes [X] No [  ]

Number of shares of common stock of registrant outstanding at May 7, 2001:
47,179,371

                            TYLER TECHNOLOGIES, INC.

                                      INDEX

                                                                                                   PAGE NO.
            Part I - Financial Information (Unaudited)

                         Item 1.   Financial Statements

                                   Condensed Consolidated Balance Sheets.........................     3

                                   Condensed Consolidated Statements of Operations...............     4

                                   Condensed Consolidated Statements of Cash Flows...............     5

                                   Notes to Condensed Consolidated Financial Statements..........     6

                         Item 2.   Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations....................................     11

            Part II - Other Information

                         Item 1.   Legal Proceedings............................................     15

                         Item 6.   Exhibits and Reports on Form 8-K.............................     15

            Signatures..........................................................................     16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                        (Unaudited)
                                                                          March 31,     December 31,
                                                                            2001           2000
                                                                        -----------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $     517      $   8,930
     Accounts receivable (less allowance for losses of $1,320 in 2001
       and $1,505 in 2000)                                                   31,917         36,599
     Income tax receivable                                                      501            323
     Prepaid expenses and other current assets                                2,507          2,465
     Deferred income taxes                                                    1,503          1,503
                                                                          ---------      ---------
        Total current assets                                                 36,945         49,820

Net assets of discontinued operations                                         8,049          6,339

Property and equipment, net                                                   6,285          6,175

Other assets:
     Investment securities available-for-sale                                 8,956          5,092
     Goodwill and other intangibles, net                                     84,476         84,700
     Sundry                                                                     502            580
                                                                          ---------      ---------
                                                                          $ 145,213      $ 152,706
                                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $   3,141      $   4,906
     Accrued liabilities                                                     10,664         11,880
     Current portion of long-term obligations                                   307            353
     Net current liabilities of discontinued operations                       3,899          5,132
     Deferred revenue                                                        19,049         21,066
                                                                          ---------      ---------
        Total current liabilities                                            37,060         43,337

Long-term obligations, less current portion                                   3,366          7,747
Deferred income taxes                                                         3,364          3,543
Other liabilities                                                             1,965          1,957

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000 shares authorized,
       none issued                                                               --             --
     Common stock, $.01 par value; 100,000,000 shares authorized;
       48,042,969 shares issued in 2001 and 2000                                480            480
     Additional paid-in capital                                             158,776        158,776
     Accumulated deficit                                                    (49,740)       (49,212)
     Accumulated other comprehensive income -
       unrealized loss on securities available-for-sale                      (6,827)       (10,691)
     Treasury stock, at cost; 863,598 and 863,522  shares
       in 2001 and 2000, respectively                                        (3,231)        (3,231)
                                                                          ---------      ---------
          Total shareholders' equity                                         99,458         96,122
                                                                          ---------      ---------
                                                                          $ 145,213      $ 152,706
                                                                          =========      =========

See accompanying notes.

                   TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                       For the three months ended March 31,
                                                      -------------------------------------
                                                        2001                         2000
                                                      --------                     --------
Revenues:
  Software licenses                                   $  3,601                     $  3,984
  Professional services                                 11,586                        9,028
  Maintenance                                            9,860                        7,735
  Hardware and other                                     2,225                        1,050
                                                      --------                     --------
          Total revenues                                27,272                       21,797

Cost of revenues:
  Software licenses                                        621                          457
  Professional services and maintenance                 16,190                       12,429
  Hardware and other                                     1,840                          881
                                                      --------                     --------
          Total cost of revenues                        18,651                       13,767
                                                      --------                     --------

     Gross profit                                        8,621                        8,030

Selling, general and administrative expenses             7,580                        8,507
Amortization of acquisition intangibles                  1,737                        1,919
                                                      --------                     --------

     Operating loss                                       (696)                      (2,396)

Interest expense                                           161                          883
                                                      --------                     --------
Loss from continuing operations before
   income tax benefit                                     (857)                      (3,279)
Income tax benefit                                        (343)                        (942)
                                                      --------                     --------
Loss from continuing operations                           (514)                      (2,337)
Loss from operations of discontinued operations,
   net of income taxes                                     (14)                      (1,382)
                                                      --------                     --------
Net loss                                              $   (528)                    $ (3,719)
                                                      ========                     ========

Basic and diluted loss per common share:
   Continuing operations                              $  (0.01)                    $  (0.06)
   Discontinued operations                               (0.00)                       (0.03)
                                                      --------                     --------
      Net loss per common share                       $  (0.01)                    $  (0.09)
                                                      ========                     ========

Weighted average common shares outstanding:
   Basic and diluted                                    47,179                       43,291

See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                 2001                2000
                                                                               -------             --------
Cash flows from operating activities:
    Net loss                                                                   $  (528)            $(3,719)
    Adjustments to reconcile net loss from operations
      to net cash used by operations:
        Depreciation and amortization                                            2,516               2,395
        Deferred income taxes                                                     (179)               (472)
        Discontinued operations - noncash charges and
          changes in operating assets and liabilities                           (1,409)              1,180
        Changes in operating assets and liabilities, exclusive of
          effects of acquired companies and discontinued operations               (471)               (305)
                                                                               -------             -------
                Net cash used by operating activities                              (71)               (921)
                                                                               -------             -------

Cash flows from investing activities:
    Additions to property and equipment                                           (672)               (596)
    Software development costs                                                  (1,743)             (1,746)
    Cost of acquisitions subsequently discontinued                                  --              (3,073)
    Assets acquired for discontinued operations                                 (1,342)             (1,839)
    Other                                                                           34                (169)
                                                                               -------             -------
                Net cash used by investing activities                           (3,723)             (7,423)
                                                                               -------             -------

Cash flows from financing activities:
    Net borrowings (payments) on revolving credit facility                      (4,350)              9,150
    Payments on notes payable and capital lease obligations                        (77)                (69)
    Payments on debt of discontinued operations                                   (192)             (2,285)
                                                                               -------             -------
                Net cash provided (used) by financing activities                (4,619)              6,796
                                                                               -------             -------

Net decrease in cash and cash equivalents                                       (8,413)             (1,548)
Cash and cash equivalents at beginning of period                                 8,930               1,987
                                                                               -------             -------

Cash and cash equivalents at end of period                                     $   517             $   439
                                                                               =======             =======

See accompanying notes.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)    Basis of Presentation

       The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at March 31, 2001, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

       The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2)    Discontinued Operations

       On September 29, 2000, the Company sold for cash certain net assets of Kofile, Inc. ("Kofile") and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements (the "Kofile Sale"). The gain on the Kofile Sale, after transaction costs, amounted to $403,000 (net of an income tax benefit of $200,000) and was recorded during the three month period ended September 30, 2000.

       Effective December 29, 2000, the Company sold for cash its land records business unit, Business Resources Corporation ("Resources"), including among others, Resources' wholly-owned subsidiaries, Government Records Services, Inc. and Title Records Corporation, to an affiliate of Affiliated Computer Services, Inc. ("ACS") (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million, consisting of $70.0 million in cash and the assumption by ACS of $1.0 million of capital lease obligations. Concurrent with the Resources Sale, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The business and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior periods' financial statements restated to report separately their operations in compliance with Accounting Principle Board ("APB") Opinion No. 30. The gain on the Resources Sale, after transaction costs, amounted to $1.1 million (net of an income tax benefit of $2.2 million) was recorded during the three months ended December 31, 2000. Transaction costs and certain costs directly related to the Resources Sale were estimated to be $4.1 million, including investment banking fees, professional fees, cash payments to departing employees, and approximately $844,000 in connection with the issuance of 500,000 shares of restricted common stock to departing employees.

       The Company's formal plan of disposal provides for the remaining businesses and assets of the information and property records services segment to be disposed of by December 29, 2001. One of the remaining assets consists of a start-up company which has been engaged in constructing a Web-enabled national repository of public records data. Another remaining business is Capitol Commerce Reporter, Inc. ("CCR"), which was purchased in January 2000 and provides public records research, principally UCCs in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the database and other related products and exit the land records business following the Resources Sale. During the three months ended December 31, 2000, the Company charged discontinued operations for the estimated loss on the disposal on the remaining businesses. The estimated loss on the disposal of these remaining businesses and assets amounted to $13.6 million (after an income tax benefit of $3.8 million), consisting of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates. The anticipated operating losses to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

       Revenues from the information and property records services segment amounted to $10.7 million for the three months ended March 31, 2000.

       Two of the Company's non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions and for environmental claims relating to a formerly-owned subsidiary that was sold in 1995. For the three months ended March 31, 2001 and 2000, the Company expensed and included in discontinued operations $22,000 (net of taxes of $8,000) and $419,000 (net of taxes of $226,000), respectively, for trial and related costs (See Note 4 - Commitments and Contingencies).


(3)    Acquisitions, Dispositions and Related Matters

       On January 3, 2000, the Company acquired CCR. CCR was included in the information and property records services segment, which was discontinued in December 2000. (See Note 2 - Discontinued Operations.)

       The following unaudited pro forma information (in thousands, except per share data) presents the consolidated results of operations as if the Company's disposition of the information and property records services segment occurred on January 1, 2000, after giving effect to certain adjustments, interest and income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                                                THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------
                                                                 2001                   2000
                                                               --------               --------
Revenues ..............................................        $ 27,272               $ 21,797
Loss from continuing operations .......................        $   (514)              $ (1,708)
Loss from continuing operations per diluted share .....        $  (0.01)              $  (0.04)

(4)    Commitments and Contingencies

       Two of the Company's non-operating subsidiaries, Swan Transportation Company ("Swan") and TPI of Texas, Inc. ("TPI"), have been and/or are currently involved in various claims raised by approximately 550 former TPI employees for work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment by TPI. Swan was the parent company of TPI, which owned and operated a foundry in Tyler, Texas for approximately 28 years. As non-operating subsidiaries of the Company, the assets of Swan and TPI consist primarily of various insurance policies issued to each company during the relevant time periods. In accordance with a standstill agreement entered into in March 2000, Swan and TPI have tendered the defense and indemnity obligations arising from these claims to their insurance carriers. To date, Swan's insurance carriers have entered into settlement agreements with over 250 of the plaintiffs, each of which agreed to release Swan, TPI, the Company, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

       Because of the inherent uncertainties discussed above, it is reasonably possible that the amounts recorded as liabilities for TPI and Swan related matters could change in the near term by amounts that would be material to the consolidated financial statements.


(5)    Revenue Recognition

       The Company derives revenue from software licenses, postcontract customer support ("PCS" or "maintenance"), and services. PCS includes telephone support, bug fixes, and rights to upgrade on a when-and-if available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables as determined based on vendor specific objective evidence.

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

(6)    Earnings Per Share

       In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share", the Company has presented basic income
       (loss) per share, computed on the basis of the weighted average number of common shares outstanding during the period, and diluted income (loss) per share, computed on the basis of the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The Company incurred a loss from continuing operations for the three-month periods ended March 31, 2001 and 2000. As a result, the denominator was not adjusted for dilutive securities in these periods, as the effect would have been antidilutive.

(7)    Income Tax Provision

       For the three months ended March 31, 2001, the Company had a loss from continuing operations before income taxes of $857,000, and an income tax benefit of $343,000. The resulting effective tax rate for the three-month period was 40%. For the three months ended March 31, 2000, the Company had a loss from continuing operations before income taxes of $3.3 million, and an income tax benefit of $942,000. The effective tax rate for this three month period was 29%. The effective tax rates are estimated based on projected operating income for the year and the resulting amount of income taxes, and the effective rates for the three month period ended March 31, 2001 and 2000 were different from the statutory United States federal income tax rate of 35% due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

(8)    Investment Securities Available-for-Sale

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

       Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. The courts have not interpreted the Florida "control share" statute. HTE has taken the position that, under the Florida statute, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny the Company its right to vote the "control shares" of HTE.

       Accordingly, the Company accounts for its investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

       The cost, fair value and gross unrealized holding losses of the investment securities available-for-sale amounted to the following, based on the quoted market price for HTE common stock:

                                                                                            Gross Unrealized
                                    Per Share            Cost           Fair Value       Holding Gains (Losses)
                                    ---------           -------         ----------       ----------------------
        March 31, 2001               $ 1.59             $ 15.8            $ 9.0              $  (6.8)
        December 31, 2000              0.91               15.8              5.1                (10.7)
        March 31, 2000                 3.22               15.8             18.1                  2.3
        May 7, 2001                    1.90               15.8             10.7                 (5.1)

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

       If the uncertainty regarding the voting shares is resolved in the Company's favor, the Company will retroactively adopt the equity method of accounting for this investment. Therefore, the Company's results of operations and retained earnings for periods beginning with the 1999 acquisition will be retroactively restated to reflect the Company's investment in HTE for all periods in which it held an investment in the voting stock of HTE. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor's share of earnings or losses after the respective dates of acquisition. The Company's investment in HTE would include the unamortized excess of the Company's investment over its equity in the net assets of HTE. This excess would be amortized on a straight-line basis over the estimated economic useful life of ten years. Had the Company's investment in HTE been accounted for under the equity method, the Company's investment at March 31, 2001 would have been $11.5 million and the equity in loss of HTE for the three months ended March 31, 2001 would have been $513,000. At March 31, 2000, the Company's investment would have been $13.2 million and the equity in loss of HTE for the three months ended March 31, 2000 would have been $1.3 million.

(9)    Long-term Obligations

       In December 2000, the Company amended its revolving credit agreement with a group of banks (the "Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. Borrowings under the Senior Credit Facility, as amended, initially bear interest at the lead bank's prime rate plus a margin of 2.00%, which margin increases by 0.50% quarterly through January 1, 2002. Borrowings under the Senior Credit Facility are limited to 80% of eligible accounts receivable. At March 31, 2001, the Company had outstanding borrowings of $400,000 and an unused available borrowing capacity of $12.3 million under the Senior Credit Facility. The interest rate at March 31, 2001 was 10.0%. The effective average interest rates for borrowings during the three months ended March 31, 2001 and 2000 were 11.0% and 8.9%, respectively.

       The Senior Credit Facility is secured by substantially all of the Company's real and personal property and by a pledge of its common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At March 31, 2001, the Company is in compliance with its various covenants under the Senior Credit Facility, as amended.


(10)   Comprehensive Income (Loss)

       For the three months ended March 31, 2001, the Company had a total comprehensive income of $3.3 million, consisting of a net loss of $528,000 and an unrealized gain of $3.9 million, associated with the decrease in the unrealized loss on securities classified as available-for-sale. Total comprehensive loss for the three months ended March 31, 2000 was $19.3 million, including an unrealized loss of $15.6 million associated with securities classified as available-for-sale.


(11)   Adoption of Accounting Pronouncements

       In June 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" was issued by the Financial Accounting Standards Board ("FASB"). The Statement deferred for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now applies to all fiscal years beginning after June 15, 2000. FASB Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No. 133 as of January 1, 2000, did not have a material impact on the Company's consolidated financial statements and related disclosures.

(12)   Segment and Related Information

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

(13)   Reclassifications

       As a result of the implementation of a new management information system, the Company has been able to more accurately allocate certain costs between cost of revenues and selling, general and administrative expense. Accordingly, certain amounts for previous years have been reclassified to conform to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       FORWARD-LOOKING STATEMENTS

       This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the ability of the Company to successfully integrate the operations of acquired companies, technological risks associated with the development of new products and the enhancement of existing products, changes in the budgets and regulating environments of the Company's government customers, the ability to attract and retain qualified personnel, changes in product demand, the availability of products, changes in competition, economic conditions, changes in tax risks and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

       When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should", "projects", "forecast", "might", "could" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

       GENERAL

       The Company provides county, local and municipal governments with software systems and services to serve their information technology and automation needs. The Company's software products are integrated with computer equipment from hardware vendors, third-party database management applications and office automation software. In addition, the Company also assists local and county governments with all aspects of software and hardware selection, network design and management, installation and training and on-going support and related services. The Company also provides mass property appraisal services to taxing jurisdictions, including physical inspection of all properties in the assessing jurisdiction, data collection and processing, computer analysis for property valuation and preparation of tax rolls.

       The Company discontinued the operations of its information and property records services segment in December 2000 (See Note 2 for discussion of discontinued businesses).


       ANALYSIS OF RESULTS OF OPERATIONS

       REVENUES

       Revenues from continuing operations were $27.3 million for the three months ended March 31, 2001, an increase of 25% over the $21.8 million reported for the three months ended March 31, 2000.

       Revenues from software licenses declined $383,000 for the three months ended March 31, 2001, from $3.9 million for the three months ended March 31, 2000. The decrease was due in part to customers delaying purchases in anticipation of selected financial and city solution software modules which are scheduled to be released later this year.

       Revenues from professional services grew 28% from $9.0 million for the three months ended March 31, 2000, to $11.6 million for the three months ended March 31, 2001. Professional services for the three month period ended March 31, 2001, included approximately $2.5 million of appraisal services relating to the Company's contract with Nassau County, New York Board of Assessors ("Nassau County"). The Nassau County contract to reassess all residential and commercial properties in Nassau County and provide assessment administration software and training to help maintain equity and manage the property tax process is valued at $34.0 million. Implementation of the Nassau County contract began in September 2000 and is expected to be completed late 2002.

       Maintenance revenue was $9.9 million for the three months ended March 31, 2001, an increase of 27% over the $7.7 million for the comparable prior year period. The increase was due to an increase in the Company's base of installed software and systems products and maintenance rate increases for several product lines. Maintenance and support services are provided for the Company's software products, including property appraisal products, and third party software and hardware.

       Hardware and other revenues increased to $2.2 million in the first quarter of 2001, from $1.1 million in the first quarter of 2000. The increase in hardware and other revenues was primarily due to $850,000 of hardware included in the Nassau County and State of Hawaii contracts.

       COST OF REVENUES

       For the three months ended March 31, 2001, cost of revenues was $18.7 million, compared to $13.8 million for the three months ended March 31, 2000, respectively. The increase in cost of revenues was primarily due to the increase in revenues.

       Overall gross margin was 32% for the three months ended March 31, 2001, compared to 37% for the three months ended March 31, 2000. During the first quarter of 2001, cost of revenues included amortization of post acquisition software development costs for which there were no comparable amortization costs in the first quarter of 2000. Software development costs, which consist primarily of personnel costs, are not amortized until the general release of the related software licenses occur. In addition, gross margin was negatively impacted because the product mix in the first quarter of 2001 included more lower margin appraisal service and hardware revenues as compared to the first quarter of 2000. The change in product mix is due mainly to the Company's larger contracts, specifically its contract with Nassau County.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the three months ended March 31, 2001, were $7.6 million, compared to $8.5 million in the comparable prior year period. Selling, general and administrative expenses as a percentage of revenues was 28% and 39% for the three months ended March 31, 2001 and 2000, respectively. The selling, general and administrative expense comparisons were positively impacted primarily by the higher sales volume. The decline in selling, general and administrative expense was due to lower research and development costs which were expensed as well as a reduction in corporate costs following the sale of the information and property records services segment.

       AMORTIZATION OF ACQUISITION INTANGIBLES

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

       INTEREST EXPENSE

       Interest expense was $161,000 and $883,000 for the three months ended March 31, 2001 and 2000, respectively. Interest expense declined mainly due to a significant reduction in debt volume as the proceeds from the sale of Business Resources Corporation ("Resources") to Affiliated Computer Services ("ACS") (see Note 2) were used to pay down debt. In addition, in connection with certain internally developed software projects, the Company capitalized $145,000 of interest costs in the three months ended March 31, 2001, while no interest costs for continuing operations were capitalized in the comparable prior year period.

       INCOME TAX PROVISION

       For the three months ended March 31, 2001, the Company had a loss from continuing operations before income taxes of $857,000, and an income tax benefit of $343,000. The resulting effective tax rate for the three-month period was 40%. For the three months ended March 31, 2000, the Company had a loss from continuing operations before income taxes of $3.3 million, and an income tax benefit of $942,000. The effective tax rate for this three month period ended March 31, 2000 was 29%. The effective tax rates are estimated based on projected operating income for the year and the resulting amount of income taxes, and the effective rates for the three months ended March 31, 2001 and 2000 were different from the statutory United States Federal income tax rate of 35% due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

       DISCONTINUED OPERATIONS

       On September 29, 2000, the Company sold for cash certain net assets of Kofile, Inc. ("Kofile") and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements (the "Kofile sale"). The gain on the Kofile Sale after transaction costs, amounted to $403,000 (net of an income tax benefit of $200,000) and was recorded during the three month period ended September 30, 2000.

       Effective December 29, 2000, the Company sold for cash its land records business unit, Resources, including among others, Resources' wholly-owned subsidiaries Government Records Services, Inc. and Title Records Corporation, to an affiliate of ACS (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million, consisting of $70.0 million in cash and the assumption by ACS of $1.0 million of capital lease obligations. Concurrent with the Resources Sale, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The business and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior periods' financial statements restated to report separately their operations in compliance with Accounting Principle Board ("APB") Opinion No. 30. The gain on the Resources Sale, after transaction costs, amounted to $1.1 million (net of an income tax benefit of $2.2 million) was recorded during the three months ended December 31, 2000. Transaction costs and certain costs directly related to the Resources Sale were estimated to be $4.1 million and included investment banking fees, professional fees, cash payments to departing employees, and approximately $844,000 in connection with the issuance of 500,000 shares of restricted common stock to departing employees.

       The Company's formal plan of disposal provides for the remaining businesses and assets of the information and property records services segment to be disposed of by December 29, 2001. One of the remaining assets consists of a start-up company which has been engaged in constructing a Web-enabled national repository of public records data. Another remaining business is Capitol Commerce Reporter, Inc. ("CCR"), which was purchased in January 2000 and provides public records research, principally UCCs in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the database and other related products and exit the land records business following the Resources Sale. During the three months ended December 31, 2000, the Company charged discontinued operations for the estimated loss on the disposal on the remaining businesses. The estimated loss on the disposal of these remaining businesses and assets amounted to $13.6 million (after an income tax benefit of $3.8 million), consisting of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates. The anticipated operating losses to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

       Revenues from the information and property records services segment amounted to $10.7 million for the three months ended March 31, 2000.

       Two of the Company's non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995. For the three months ended March 31, 2001 and 2000, the Company expensed $22,000 (net of taxes of $8,000) and $419,000 (net of taxes of $226,000), respectively, for trial and related costs (See Note 4 Commitments and Contingencies).


       NET LOSS AND OTHER MEASURES

       Net loss was $528,000 for the three months ended March 31, 2001, compared to net loss of $3.7 million for the three months ended March 31, 2000. Net loss from continuing operations was $514,000 for the three months ended March 31, 2001 compared to $2.3 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, diluted loss per share from continuing operations was $0.01, compared to $0.06 for the three months ended March 31, 2000.

       Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three months ended March 31, 2001, was $1.8 million compared to a loss before interest, taxes, depreciation and amortization of $1,000 for the comparable prior year periods. EBITDA consists of income or loss from continuing operations before interest, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. Cash flows used by operating activities for the three months ended March 31, 2001 and 2000 were $71,000 and $921,000, respectively.

       FINANCIAL CONDITION AND LIQUIDITY

       In December 2000, the Company amended its revolving credit agreement with a group of banks ("Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. Borrowings under the Senior Credit Facility, as amended, initially bear interest at the lead bank's prime rate plus a margin of 2.00%, which margin increases by 0.50% quarterly through January 1, 2002. Borrowings under the Senior Credit Facility are limited to 80% of eligible accounts receivable. At March 31, 2001, the Company had outstanding borrowings of $400,000 and unused available borrowing capacity of $12.3 million under the Senior Credit Facility. The interest rate at March 31, 2001 was 10.0%. The effective average interest rates for borrowings during the first quarters of 2001 and 2000 were 11.0% and 8.9%, respectively.

       In addition, at March 31, 2001, the Company had several promissory notes payable, and other installment notes totaling $3.3 million (including current portion of $307,000). Fixed interest rates on the promissory and installment notes ranged from 6.1% to 10.0%. The Company made principal payments of $77,000 on these notes during the first quarter of 2001.

       For the three months ended March 31, 2001, the Company made capital expenditures of $2.4 million for continuing operations. These expenditures included $1.7 million relating to software development. The remaining expenditures were primarily for computer equipment and expansions required for internal growth. In connection with the software development, the Company capitalized interest costs of $145,000 for the three months ended March 31, 2001. The Company capitalized no similar interest costs for continuing operations during the three months ended March 31, 2000. The Company also purchased a formerly leased building for $1.3 million in connection with an existing obligation of the discontinued information and property records service segment. The building, which is held for sale, is included in net assets of discontinued operations on the condensed consolidated balance sheet at March 31, 2001.

       These expenditures were primarily funded by borrowings under the Company's Senior Credit Facility.

       On November 4, 1999, the Company purchased Cole Layer Trumble Company ("CLT") from a privately held company ("Seller"). A portion of the consideration consisted of restricted shares of Tyler common stock and included a price protection on the future sale of the Company's common stock by the Seller, which expires late 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.8 million. The purchase agreement contained a number of post-closing adjustments and, in addition, certain CLT customers inadvertently submitted post-closing cash receipts to the Seller. As a result of this activity, the Company has recorded a receivable from the Seller amounting to $1.3 million at March 31, 2001.

    Part II. OTHER INFORMATION

Item 1. Legal Proceedings

       For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 7 of this document.


Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibit

       None.


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

Date:     May 10, 2001