Form 10-Q
period 2001-06-30
TYLER TECHNOLOGIES INC
filed 2001-08-09
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

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


                                5949 SHERRY LANE
                         SUITE 1400, DALLAS, TEXAS 75225
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 547-4000
              (Registrant's telephone number, including area code)


                           2800 WEST MOCKINGBIRD LANE
                               DALLAS, TEXAS 75235
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Number of shares of common stock of registrant outstanding at August 6, 2001:
47,118,764

                            TYLER TECHNOLOGIES, INC.

                                      INDEX

                                                                                       PAGE NO.
   Part I - Financial Information (Unaudited)

                Item 1.   Financial Statements

                          Condensed Consolidated Balance Sheets........................   3

                          Condensed Consolidated Statements of Operations..............   4

                          Condensed Consolidated Statements of Cash Flows..............   5

                          Notes to Condensed Consolidated Financial Statements.........   6

                Item 2.   Management's   Discussion  and  Analysis  of  Financial
                          Condition and Results of Operations..........................  12

   Part II - Other Information

                Item 1.   Legal Proceedings............................................  17

                Item 4.   Submission of Matters to a Vote of Security Holders..........  17

                Item 6.   Exhibits and Reports on Form 8-K.............................  17

   Signatures..........................................................................  18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)


                                                                            (Unaudited)
                                                                              June 30,      December 31,
                                                                                2001            2000
                                                                            ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $        596    $      8,217
     Accounts receivable (less allowance for losses of $1,138 in 2001
       and $1,505 in 2000)                                                        38,304          36,599
     Net current assets of discontinued operations                                   353              --
     Income taxes receivable                                                         164             323
     Prepaid expenses and other current assets                                     2,503           2,465
     Deferred income taxes                                                         1,731           1,469
                                                                            ------------    ------------
        Total current assets                                                      43,651          49,073

Net assets of discontinued operations                                              2,736           3,450

Property and equipment, net                                                        6,625           6,175

Other assets:
     Investment securities available-for-sale                                     14,160           5,092
     Goodwill and other intangibles, net                                          83,853          84,700
     Sundry                                                                          579             577
                                                                            ------------    ------------
                                                                            $    151,604    $    149,067
                                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $      1,999    $      4,299
     Accrued liabilities                                                          10,510          11,745
     Current portion of long-term obligations                                        242             353
     Net current liabilities of discontinued operations                               --           3,542
     Deferred revenue                                                             21,659          21,066
                                                                            ------------    ------------
        Total current liabilities                                                 34,410          41,005

Long-term obligations, less current portion                                        7,942           7,747
Deferred income taxes                                                              4,347           4,193

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000 shares authorized,
       none issued                                                                    --              --
     Common stock, $.01 par value; 100,000,000 shares authorized;
       48,042,969 shares issued in 2001 and 2000                                     480             480
     Additional paid-in capital                                                  158,776         158,776
     Accumulated deficit                                                         (49,369)        (49,212)
     Accumulated other comprehensive income -
       unrealized loss on securities available-for-sale                           (1,623)        (10,691)
     Treasury stock, at cost: 924,205 and 863,522 shares
       in 2001 and 2000, respectively                                             (3,359)         (3,231)
                                                                            ------------    ------------
          Total shareholders' equity                                             104,905          96,122
                                                                            ------------    ------------
                                                                            $    151,604    $    149,067
                                                                            ============    ============


See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three months ended           Six months ended
                                                                          June 30,                   June 30,
                                                                 ------------------------    ------------------------
                                                                    2001          2000          2001          2000
                                                                 ----------    ----------    ----------    ----------
Revenues:
  Software licenses                                              $    4,585    $    3,802    $    8,186    $    7,786
  Professional services                                              15,076         8,991        26,662        18,019
  Maintenance                                                         9,849         7,997        19,709        15,732
  Hardware and other                                                  1,467           871         3,692         1,921
                                                                 ----------    ----------    ----------    ----------
          Total revenues                                             30,977        21,661        58,249        43,458

Cost of revenues:
  Software licenses                                                   1,004           469         1,625           926
  Professional services and maintenance                              18,758        12,852        34,948        25,281
  Hardware and other                                                  1,083           757         2,923         1,638
                                                                 ----------    ----------    ----------    ----------
          Total cost of revenues                                     20,845        14,078        39,496        27,845
                                                                 ----------    ----------    ----------    ----------

     Gross profit                                                    10,132         7,583        18,753        15,613

Selling, general and administrative expenses                          7,782         8,527        15,362        17,034
Recovery of certain acquisition costs previously expensed              (235)           --          (235)           --
Amortization of acquisition intangibles                               1,719         1,832         3,456         3,751
                                                                 ----------    ----------    ----------    ----------

     Operating income (loss)                                            866        (2,776)          170        (5,172)

Interest expense                                                        121           965           282         1,848
                                                                 ----------    ----------    ----------    ----------
Income (loss) from continuing operations before
   income tax provision (benefit)                                       745        (3,741)         (112)       (7,020)
Income tax provision (benefit)                                          373        (1,103)           30        (2,045)
                                                                 ----------    ----------    ----------    ----------
Income (loss) from continuing operations                                372        (2,638)         (142)       (4,975)
Loss from disposal of discontinued operations,
    net of income taxes                                                  (1)       (1,341)          (15)       (2,723)
                                                                 ----------    ----------    ----------    ----------
Net income (loss)                                                $      371    $   (3,979)   $     (157)   $   (7,698)
                                                                 ==========    ==========    ==========    ==========

Basic and diluted earnings (loss) per common share:
   Continuing operations                                         $     0.01    $    (0.06)   $    (0.00)   $    (0.12)
   Discontinued operations                                            (0.00)        (0.03)        (0.00)        (0.06)
                                                                 ----------    ----------    ----------    ----------
      Net earnings (loss) per common share                       $     0.01    $    (0.09)   $    (0.00)   $    (0.18)
                                                                 ==========    ==========    ==========    ==========

Weighted average common shares outstanding:
   Basic                                                             47,149        44,894        47,164        44,092
   Diluted                                                           47,425        44,894        47,164        44,092


See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Six months ended June 30,
                                                                             ----------------------------
                                                                                2001              2000
                                                                             ----------        ----------
Cash flows from operating activities:
    Net loss                                                                 $     (157)       $   (7,698)
    Adjustments to reconcile net loss from operations
      to net cash used by operations:
        Depreciation and amortization                                             5,195             5,070
        Deferred income taxes                                                      (108)             (849)
        Non-cash interest expense                                                   120               295
        Discontinued operations - noncash charges and
          changes in operating assets and liabilities                            (2,147)             (132)
        Changes in operating assets and liabilities, exclusive of
          effects of discontinued operations                                     (4,526)           (1,798)
                                                                             ----------        ----------
                Net cash used by operating activities                            (1,623)           (5,112)
                                                                             ----------        ----------

Cash flows from investing activities:
    Additions to property and equipment                                          (1,603)             (975)
    Software development costs                                                   (3,212)           (3,600)
    Assets acquired for discontinued operations                                  (1,353)           (3,383)
    Cost of acquisitions subsequently discontinued                                   --            (3,073)
    Proceeds from sale of discontinued operations                                   575                --
    Other                                                                            11              (524)
                                                                             ----------        ----------
                Net cash used by investing activities                            (5,582)          (11,555)
                                                                             ----------        ----------

Cash flows from financing activities:
    Net borrowings on revolving credit facility                                     239            10,800
    Payments on notes payable                                                      (155)             (648)
    Proceeds from sale of common stock, net of issuance costs                        --             9,270
    Payment of debt of discontinued operations                                     (384)           (2,697)
    Sale of treasury shares to employee benefit plan                                 --                19
    Debt issuance costs                                                            (116)             (850)
                                                                             ----------        ----------
                Net cash (used) provided by financing activities                   (416)           15,894
                                                                             ----------        ----------

Net decrease in cash and cash equivalents                                        (7,621)             (773)
Cash and cash equivalents at beginning of period                                  8,217             1,964
                                                                             ----------        ----------

Cash and cash equivalents at end of period                                   $      596        $    1,191
                                                                             ==========        ==========


See accompanying notes

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at June 30, 2001, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. As a result of the implementation of a new management information system, the Company has been able to more accurately allocate certain costs between cost of revenues and selling, general and administrative expense. Accordingly, certain amounts for previous years have been reclassified to conform to the 2001 presentation. The Company also reclassified certain balance sheet accounts of discontinued operations as of December 31, 2000.


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

    Effective December 29, 2000, the Company sold for cash its land records business unit, consisting of Business Resources Corporation ("Resources"), to an affiliate of Affiliated Computer Services, Inc. ("ACS") (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The businesses and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior periods' financial statements restated to report separately their operations in compliance with Accounting Principle Board ("APB") Opinion No. 30. The gain on the Resources Sale, after transaction costs, amounted to $1.1 million (net of an income tax benefit of $2.2 million) and was recorded during the three months ended December 31, 2000.

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

    On May 16, 2001, the Company sold all of its common stock in one of its remaining businesses which was previously designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, approximately 60,000 shares of Company common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. Because collection of the note receivable is highly dependent upon future operations of the buyer, the Company will record its value as cash is received. Since the loss on the sale was estimated as of the measurement date of December 29, 2000, when the decision to discontinue the business was made, no additional adjustments to the estimated loss on the disposals of the discontinued businesses are considered appropriate at this time.

    Revenues from the information and property records services segment amounted to $10.5 million and $21.2 million for the three and six months ended June 30, 2000, respectively.

    Two of the Company's non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly owned subsidiary that was sold in 1995. For the three and six months ended June 30, 2001, the Company recorded net losses in discontinued operations of $1,000 (net of taxes of $-0-) and $15,000 (net of taxes of $8,000), respectively, and $68,000 (net of taxes of $37,000) and $487,000
    (net of taxes of $263,000) for the three and six months ended June 30, 2000, respectively, primarily for trial and related costs. The estimated net liability for the settlements of the remaining work related injuries and physical condition claims have been included in the net assets of discontinued operations in the accompanying condensed consolidated balance sheet as of June 30, 2001.


(3) Acquisitions, Dispositions and Related Matters

    The following unaudited pro forma information (in thousands, except per share data) presents the consolidated results of operations as if the Company's disposition of the information and property records services segment occurred on January 1, 2000, after giving effect to certain pro forma adjustments, interest and income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                           2001               2000
                                                                         --------           --------
               Revenues..............................................    $ 58,249           $ 43,458

               Loss from continuing operations.......................    $   (142)          $ (3,667)

               Loss from continuing operations per diluted share.....    $  (0.00)          $  (0.08)


    During the year ended December 31, 1999, the Company charged operations for a note receivable and related accrued interest which management deemed was not collectible. The note was received in contemplation of an acquisition of all the outstanding common stock of CPS Systems, Inc. During the three months ended June 30, 2001, the Company received cash of approximately $235,000 through CPS Systems, Inc. bankruptcy proceedings in connection with the note.

(4) Commitments and Contingencies

    Two of the Company's non-operating subsidiaries, Swan Transportation Company ("Swan") and TPI of Texas, Inc. ("TPI"), have been and/or are currently involved in various claims raised by approximately 550 former TPI employees for work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment by TPI. Swan was the parent company of TPI, which owned and operated a foundry in Tyler, Texas for approximately 28 years. As non-operating subsidiaries of the Company, the assets of Swan and TPI consist primarily of various insurance proceeds and policies issued to each company during the relevant time periods. Swan and TPI have tendered the defense and indemnity obligations arising from these claims to their insurance carriers. To date, certain of the insurance carriers have entered into settlement agreements with over 275 plaintiffs, each of which agreed to release Swan, TPI, the Company, and its subsidiaries and affiliates from all such claims in exchange for payments made by or on behalf of the insurance carriers.

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

    Computer Hardware Equipment - Revenue allocable to equipment based on vendor-specific evidence of fair value is recognized when the equipment is delivered and collection is probable.

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

(6) Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings
    (loss) per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                            -----------------------    ------------------------
                                                               2001         2000          2001          2000
                                                            ----------   ----------    ----------    ----------
Numerators for basic and diluted earnings per share:
    Income (loss) from continuing operations ............   $      372   $   (2,638)   $     (142)   $   (4,975)
                                                            ==========   ==========    ==========    ==========

Denominator:
    Denominator for basic earnings per share-
    Weighted-average common shares outstanding ..........       47,149       44,894        47,164        44,092

    Effect of dilutive securities:
    Employee stock options ..............................          276           --            --            --
    Warrants ............................................           --           --            --            --
                                                            ----------   ----------    ----------    ----------
Dilutive potential common shares ........................          276           --            --            --
                                                            ----------   ----------    ----------    ----------

Denominator for diluted earnings per share-
    Adjusted weighted-average
     shares and assumed conversion ......................       47,425       44,894        47,164        44,092
                                                            ==========   ==========    ==========    ==========

Basic and diluted earnings (loss)  per share
from continuing operations ..............................   $     0.01   $    (0.06)   $    (0.00)   $    (0.12)
                                                            ==========   ==========    ==========    ==========


(7) Income Tax Provision

    For the three months ended June 30, 2001, the Company had income from continuing operations before income taxes of $745,000 and an income tax provision of $373,000, resulting in an effective tax rate of 50%. For the same period in 2000, the Company's loss from continuing operations before income taxes and income tax benefit was $3.7 million and $1.1 million, respectively. The resulting effective benefit rate was 29%. For the six months ended June 30, 2001, the Company had a loss from continuing operations before income taxes of $112,000 and an income tax provision of $30,000. For the six months ended June 30, 2000, the Company had a loss from continuing operations before income taxes of $7.0 million and an income tax benefit of $2.0 million. The effective income tax rates are estimated based on projected income for the year and the resulting amount of income taxes. The effective income tax rates for the three and six months ended June 30, 2001, were different from the statutory United States Federal income tax rate of 35% primarily due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

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

    Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. The courts have not interpreted the Florida "control share" statute. HTE has taken the position that, under the Florida statute, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes it has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny the Company its right to vote the "control shares" of HTE.

    Accordingly, the Company accounts for its investment in HTE pursuant to the provisions of Statements of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

    The cost, fair value and gross unrealized holding losses of the investment securities available-for-sale amounted to the following, based on the quoted market price for HTE common stock (amounts in millions, except per share amounts):

                                  Quoted Market
                                      Price                                             Gross Unrealized
                                    Per Share            Cost           Fair Value       Holding Losses
                                  -------------         ------          ----------      ----------------
        June 30, 2001                $ 2.52             $ 15.8           $ 14.2            $    (1.6)
        December 31, 2000              0.91               15.8              5.1                (10.7)
        June 30, 2000                  1.31               15.8              7.4                 (8.4)

        August 6, 2001                 2.17               15.8             12.2                 (3.6)


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

    If the uncertainty regarding the voting shares is resolved in the Company's favor, the Company will retroactively adopt the equity method of accounting for this investment. Therefore, the Company's results of operations and retained earnings for periods beginning with the 1999 acquisition will be retroactively restated to reflect the Company's investment in HTE for all periods in which it held an investment in the voting stock of HTE. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor's share of earnings or losses after the respective dates of acquisition. The Company's investment in HTE would include the unamortized excess of the Company's investment over its equity in the net assets of HTE. This excess would be amortized on a straight-line basis over the estimated economic useful life of ten years up to the date of adopting SFAS 142, "Goodwill and Other Intangible Assets" (see Note 11 New Accounting Pronouncements). Had the Company's investment in HTE been accounted for under the equity method, after the affects of amortization of the excess purchase price over the book value of the shares, the Company's investment at June 30, 2001 would have been $11.5 million and the equity in loss of HTE for the three and six months ended June 30, 2001 would have been $3,000 and $516,000, respectively. At June 30, 2000, the Company's investment would have been $12.6 million and the equity in loss of HTE for the three and six months ended June 30, 2000 would have been $576,000 and $1.8 million, respectively.

(9) Long-term Obligations

    In December 2000, the Company amended its revolving credit agreement with a group of banks (the "Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. In May 2001, the Senior Credit Facility was further amended to provide for total borrowings of up to approximately $12.5 million. Borrowings under the Senior Credit Facility, as amended, initially bear interest at the lead bank's prime rate plus a margin of 2.00%, which margin increases by 0.50% quarterly through January 1, 2002. Borrowings under the Senior Credit Facility are further limited to 80% of eligible accounts receivable. At June 30, 2001, the Company had outstanding borrowings of $5.0 million and an unused available borrowing capacity of $6.3 million under the Senior Credit Facility. The interest rate at June 30, 2001 was 9.25%. The effective average interest rates for borrowings during the three and six months ended June 30, 2001 were 9.7% and 10.5%, respectively, and 9.5% and 9.2% for the three and six months ended June 30, 2000, respectively.

    The Senior Credit Facility is secured by substantially all of the Company's real and personal property and by a pledge of its common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At June 30, 2001, the Company is in compliance with its various covenants under the Senior Credit Facility, as amended.


(10)  Comprehensive Income (Loss)

    For the three and six months ended June 30, 2001, the Company had comprehensive income of $5.6 million and $8.9 million, respectively, including an unrealized gain of $5.2 million and $9.1 million, respectively, associated with unrealized gain on securities classified as available-for-sale. For the three and six months ended June 30, 2000, the Company had comprehensive loss of $14.7 million and $34.0 million, respectively, including an unrealized loss of $10.7 million and $26.3 million, respectively, associated with investment securities.

(11)  New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company's annual amortization for acquisition intangibles amounts to approximately $6.9 million. Such amortization includes, among other items, goodwill and assembled workforce which will no longer be amortized. The Company is also exploring other amortizable costs to determine if they qualify for non-amortization. After consideration of the deferred tax effects for certain of these intangible assets, application of the non-amortization provisions of the Statement for the goodwill and assembled workforce is expected to result in an increase in net income of approximately $2.5 million to $3.0 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

(12)  Segment and Related Information

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments. Although the Company has a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS No. 131 for aggregation.

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

    The Company discontinued the operations of its information and property records services segment in December 2000. (See Note 2 to the Condensed Consolidated Financial Statements for discussion of discontinued businesses).

    ANALYSIS OF RESULTS OF OPERATIONS

    REVENUES

    Revenues from continuing operations increased 43% to $31.0 million for the quarter ended June 30, 2001 from $21.7 million for the same period in the prior year. For the six months ended June 30, 2001, revenues were $58.2 million, a 34% increase from $43.5 million of revenue for the six months ended June 30, 2000.

    Software license revenue increased $783,000, or 21%, for the three months ended June 30, 2001, from $3.8 million for the three months ended June 30, 2000. The increase was primarily due to sales of a third-party software program that provides additional functionality to certain of the Company's proprietary software. The software license revenue increase was offset somewhat by customers delaying purchases in anticipation of selected financial and city solution software modules, which are scheduled to be released later in 2001. Software license revenues for the six months ended June 30, 2001 were $8.2 million, up slightly from $7.8 million, in the six months ended June 30, 2000.

    Professional services revenues grew 68% to $15.1 million for the three months ended June 30, 2001, from $9.0 million for the three months ended June 30, 2000. Professional services revenue increased from $18.0 million for the six months ended June 30, 2000 to $26.7 million for the six months ended June 30, 2001. Included in professional services revenues for the three and six months ended June 30, 2001, was appraisal services revenue of $9.8 million and $17.4 million, respectively, compared to $4.6 million and $9.0 million for the same periods in the prior year. The 113% and 93% increases for the three and six month periods, respectively, in appraisal services revenue were primarily due to the Company's continued progress on its contract with Nassau

    County, New York Board of Assessors ("Nassau County"). The contract to reassess all residential and commercial properties in Nassau County and provide assessment administration software and training to help maintain equity and manage the property tax process is valued at approximately $34.0 million. Implementation of the Nassau County contract began in September 2000 and is expected to be completed by late 2002. During the three and six months ended June 30, 2001, the Company recorded $4.8 million and $7.5 million of professional services revenue related to Nassau County, respectively.

    For the three months ended June 30, 2001, maintenance revenue increased 23%, or $1.9 million, from $8.0 million for the same period in 2000. Year-to-date maintenance revenue increased 25% or $4.0 million from $15.7 million for the six months ended June 30, 2000. The increase was due to an increase in the Company's base of installed software and systems products and maintenance rate increases for several product lines. Maintenance and support services are provided for the Company's software products, including property appraisal products, and third-party software and hardware.

    Hardware and other revenues increased to $1.5 million in the second quarter of 2001, from $871,000 in the second quarter of 2000. Hardware and other revenues increased $1.8 million for the six months ended June 30, 2001 from $1.9 million for the same period of 2000. The increase in hardware and other revenues was primarily due to the completion of several contracts that had significant hardware requirements. Hardware revenue is dependent on the contract size and on varying customer hardware needs.

    COST OF REVENUES

    For the three months ended June 30, 2001, cost of revenues was $20.8 million, compared to $14.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, cost of revenues was $39.5 million, compared to $27.8 million for the same period of 2000. The increase in cost of revenues was primarily due to the increase in revenues.

    Overall gross margins were 33% and 32% for the three and six months ended June 30, 2001, respectively, compared to 35% and 36% for the three and six months ended June 30, 2000, respectively. Gross margins were lower because the Company's revenue mix included more lower margin appraisal services compared to 2000 for both the second quarter and year-to-date periods. In addition, software license costs increased compared to the three and six months ended June 30, 2000, due to higher third party software costs and software development amortization. The Company released several new products in the second quarter of 2000, at which time amortization of the related software development costs commenced.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months and six months ended June 30, 2001, were $7.8 million and $15.4 million, respectively, compared to $8.5 million and $17.0 million in the comparable prior year periods. Selling, general and administrative expenses as a percentage of revenues were 25% and 26% for the three and six months ended June 30, 2001, respectively, and 39% for the same periods of 2000. The selling, general and administrative expenses as a percent of sales comparisons were positively impacted primarily by higher sales volume. The decline in selling, general and administrative expense was due to a reduction in corporate costs following the sale of the information and property records services segment as well as lower research and development costs which were expensed.

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


    INTEREST EXPENSE

    Interest expense was $121,000 and $965,000 for the three months ended June 30, 2001 and 2000, respectively. Interest expense was $282,000 and $1.8 million for the six months ended June 30, 2001 and 2000, respectively. Interest expense declined mainly due to a significant reduction in bank debt as the proceeds from the sale of parts of the Company's former information and property records service segment (see Note 2) were used to pay down debt. In addition, in connection with certain internally developed software projects, the Company capitalized $155,000 and $300,000 of interest costs during the three and six months ended June 30, 2001, respectively, compared to $89,000 for the three and six months ended June 30, 2000.

    INCOME TAX PROVISION

    For the three months ended June 30, 2001, the Company had income from continuing operations before income taxes of $745,000 and an income tax provision of $373,000, resulting in an effective tax rate of 50%. For the six months ending June 30, 2001, the Company had a loss from continuing operations before income taxes of $112,000 and an income tax provision of $30,000. The effective income tax rates are estimated based on projected income for the year and the resulting amount of income taxes. The effective income tax rates for the three and six months ended June 30, 2001 were different from the statutory United States Federal income tax rate of 35% primarily due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.


    DISCONTINUED OPERATIONS

    On September 29, 2000, the Company sold for cash certain net assets of Kofile, Inc. ("Kofile") and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements (the "Kofile Sale"). The gain on the Kofile Sale after transaction costs amounted to $403,000 (net of an income tax benefit of $200,000) and was recorded during the three-month period ended September 30, 2000.

    Effective December 29, 2000, the Company sold for cash its land records business unit, consisting of Business Resources Corporation, to an affiliate of ACS (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The business and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior periods' financial statements restated to report separately their operations in compliance with Accounting Principle Board ("APB") Opinion No. 30. The gain on the Resources Sale, after transaction costs, amounted to $1.1 million (net of an income tax benefit of $2.2 million) and was recorded during the three months ended December 31, 2000.

    The Company's formal plan of disposal provides for the remaining businesses and assets of the information and property records services segment to be disposed of by December 2001. One of the remaining assets consists of a start-up company which has been engaged in constructing a Web-enabled national repository of public records data. Another remaining business is Capitol Commerce Reporter, Inc. ("CCR"), which was purchased in January 2000 and provides public records research, principally UCCs in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the database and other related products and exit the land records business following the Resources Sale. During the three months ended December 31, 2000, the Company charged discontinued operations for the estimated loss on the disposal on the remaining businesses. The anticipated operating losses from the measurement date of December 29, 2000, to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

    On May 16, 2001, the Company sold all of its common stock in one of its remaining businesses that was previously designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, approximately 60,000 shares of Company common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. Because the note receivable is highly dependent upon future operations of the buyer, the Company will record its value as cash is received. Since the loss on the sale was estimated as of the measurement date of December 29, 2000 when the decision to discontinue the business was made, no additional adjustments to the estimated loss on the disposals of the discontinued businesses are considered appropriate at this time.

    Revenues from the information and property records services segment amounted to $10.5 million and $21.2 million for the three and six months ended June 30, 2000.

    Two of the Company's non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly owned subsidiary that was sold in 1995. For the three and six months ended June 30, 2001 the Company recorded net losses of $1,000 (net of taxes of $-0-) and $15,000 (net of taxes of $8,000), respectively, compared to $68,000 (net of taxes of $37,000) and $487,000 (net of taxes of $263,000), for the three and six months ended June

    30, 2000, respectively, primarily for trial and related costs (See Note 4 Commitments and Contingencies).


    NET INCOME AND OTHER MEASURES

    The Company had net income of $371,000 for the three months ended June 30, 2001, and net loss of $157,000 for the six months ended June 30, 2001 compared to net losses of $4.0 million and $7.7 million for the three and six months ended June 30, 2000, respectively. Income from continuing operations was $372,000 and net loss from continuing operations was $142,000 for the three and six months ended June 30, 2001, respectively, compared to net losses of $2.6 million and $5.0 million for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 2001, diluted earnings (loss) per share from continuing operations was $0.01 and $(0.00) compared to $(0.06) and $(0.12) for the same periods of 2000.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three and six months ended June 30, 2001, was $3.3 million and $5.1 million, respectively, compared to a loss before interest, taxes, depreciation and amortization of $101,000 and $102,000 for the comparable prior year periods. EBITDA consists of income or loss from continuing operations before interest, income taxes, depreciation, amortization and recovery of acquisition costs previously expensed. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. Cash flows used by operating activities for the six months ended June 30, 2001 and 2000 were $1.6 million and $5.1 million, respectively.

    FINANCIAL CONDITION AND LIQUIDITY

    In December 2000, the Company amended its revolving credit agreement with a group of banks ("Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. In May 2001, the Senior Credit Facility was further amended to provide for total borrowings up to approximately $12.5 million. Borrowings under the Senior Credit Facility, as amended, initially bear interest at the lead bank's prime rate plus a margin of 2.00%, which margin increases by 0.50% quarterly through January 1, 2002. Borrowings under the Senior Credit Facility are limited to 80% of eligible accounts receivable. At June 30, 2001, the Company had outstanding borrowings of $5.0 million and unused available borrowing capacity of $6.3 million under the Senior Credit Facility. The interest rate at June 30, 2001 was 9.25%. The effective average interest rates for borrowings during the second quarters of 2001 and 2000 were 9.7% and 9.5%, respectively.

    In addition, at June 30, 2001, the Company's continuing operations had several promissory notes payable, and other installment notes totaling $3.2 million (including current portion of $242,000). Fixed interest rates on the promissory and installment notes ranged from 6.1% to 10.0%. The Company made principal payments of $155,000 on these notes during the six months ended June 30, 2001.

    For the six months ended June 30, 2001, the Company made capital expenditures of $4.8 million for continuing operations. These expenditures included $3.2 million relating to software development. The remaining expenditures were primarily for computer equipment and expansions required to support internal growth. The Company also purchased a formerly leased building for $1.3 million in connection with an existing obligation of the discontinued information and property records service segment. The building, which is held for sale, is included in net assets of discontinued operations on the condensed consolidated balance sheet at June 30, 2001.

    These expenditures were primarily funded by borrowings under the Company's Senior Credit Facility or with cash on hand from the previously described dispositions of the property records segment.

    On May 16, 2001, the Company sold all of the common stock of one of the remaining businesses that was previously designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. Because the note receivable is highly dependent upon future operations of the buyer, the Company will record its value as cash is received, as well as other consideration.

    On November 4, 1999, the Company purchased Cole Layer Trumble Company ("CLT") from a privately held company ("Seller"). A portion of the consideration consisted of restricted shares of Tyler common stock and included a price protection on the future sale of the Company's common stock by the Seller, which expires in late 2001. The price protection is equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.8 million. The purchase agreement contained provisions for a number of post-closing adjustments. In addition, certain CLT customers inadvertently submitted post-closing cash receipts to the Seller. As a result of this activity, the Company has recorded a receivable from the Seller amounting to $1.3 million at June 30, 2001.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

    For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 7 of this document.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of stockholders on June 5, 2001. The following are the results of certain matters voted upon at the meeting:

    With respect to the election of directors, shares were voted as follows:

                      NOMINEE                          NUMBER OF VOTES FOR      NUMBER OF VOTES WITHHELD
                      -------------------              -------------------      ------------------------
                      Ben T. Morris                       35,675,481                     102,820
                      Ulrich Otto                         35,675,481                     102,820
                      G. Stuart Reeves                    35,675,481                     102,820
                      Glenn A. Smith                      35,651,481                     126,820
                      Louis A. Waters                     35,222,719                     555,582
                      John D. Woolf                       35,651,481                     102,820
                      John M. Yeaman                      35,647,281                     131,020


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    None.


    (b) Reports on Form 8-K

    None.



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

Date:     August 9, 2001