Form 10-Q
period 2001-09-30
TYLER TECHNOLOGIES INC
filed 2001-11-08
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

                                5949 SHERRY LANE
                                   SUITE 1400
                               DALLAS, TEXAS 75225
                    (Address of principal executive offices)
                                   (Zip code)

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

Yes [X] No [  ]

Number of shares of common stock of registrant outstanding at November 6, 2001:
47,223,764

                            TYLER TECHNOLOGIES, INC.

                                      INDEX




                                                                                  PAGE NO.
Part I - Financial Information (Unaudited)

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets.......................     3

                    Condensed Consolidated Statements of Operations.............     4

                    Condensed Consolidated Statements of Cash Flows.............     5

                    Notes to Condensed Consolidated Financial Statements........     6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................    13

Part II - Other Information

          Item 1.   Legal Proceedings...........................................    18

Signatures....................................................................      19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)


                                                                        (Unaudited)
                                                                        September 30,    December 31,
                                                                             2001            2000
                                                                        -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $   4,042        $   8,217
  Accounts receivable (less allowance for losses of $1,135 in 2001
    and $1,505 in 2000)                                                     33,237           36,599
  Income taxes receivable                                                    1,029              323
  Prepaid expenses and other current assets                                  2,619            2,465
  Deferred income taxes                                                      1,731            1,469
                                                                         ---------        ---------
     Total current assets                                                   42,658           49,073

Net non-current assets of discontinued operations                               --            3,450

Property and equipment, net                                                  7,016            6,175

Other assets:
  Investment securities available-for-sale                                   9,552            5,092
  Goodwill and other intangibles, net                                       83,118           84,700
  Sundry                                                                       418              577
                                                                         ---------        ---------
                                                                         $ 142,762        $ 149,067
                                                                         =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   2,125        $   4,299
  Accrued liabilities                                                        8,751           11,745
  Current portion of long-term obligations                                     186              353
  Net current liabilities of discontinued operations                           310            3,542
  Deferred revenue                                                          24,531           21,066
                                                                         ---------        ---------
     Total current liabilities                                              35,903           41,005

Long-term obligations, less current portion                                  2,908            7,747
Deferred income taxes                                                        3,551            4,193
Net non-current liabilities of discontinued operations                         763               --

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $10.00 par value; 1,000,000 shares authorized,
    none issued                                                                 --               --
  Common stock, $.01 par value; 100,000,000 shares authorized;
    48,147,969 and 48,042,969 shares issued
    in 2001 and 2000, respectively                                             481              480
  Additional paid-in capital                                               157,887          158,776
  Accumulated deficit                                                      (49,141)         (49,212)
  Accumulated other comprehensive income -
    unrealized loss on securities available-for-sale                        (6,231)         (10,691)
  Treasury stock, at cost: 924,205 and 863,522 shares
    in 2001 and 2000, respectively                                          (3,359)          (3,231)
                                                                         ---------        ---------
       Total shareholders' equity                                           99,637           96,122
                                                                         ---------        ---------
                                                                         $ 142,762        $ 149,067
                                                                         =========        =========

See accompanying notes.


                                       TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share amounts)
                                                      (Unaudited)


                                                                            Three months ended               Nine months ended
                                                                               September 30,                   September 30,
                                                                         ------------------------        ------------------------
                                                                           2001            2000            2001            2000
                                                                         --------        --------        --------        --------
Revenues:
  Software licenses                                                      $  4,940        $  5,192        $ 13,126        $ 12,978
  Professional services                                                    12,413           9,107          39,075          27,126
  Maintenance                                                              10,037           8,142          29,746          23,874
  Hardware and other                                                        1,045           1,283           4,737           3,204
                                                                         --------        --------        --------        --------
          Total revenues                                                   28,435          23,724          86,684          67,182

Cost of revenues:
  Software licenses                                                         1,030             394           2,655           1,320
  Professional services and maintenance                                    16,822          12,975          51,770          38,256
  Hardware and other                                                          663           1,028           3,586           2,666
                                                                         --------        --------        --------        --------
          Total cost of revenues                                           18,515          14,397          58,011          42,242
                                                                         --------        --------        --------        --------

     Gross profit                                                           9,920           9,327          28,673          24,940

Selling, general and administrative expenses                                7,508           7,660          22,870          24,694
Recovery of certain acquisition costs previously expensed                      --              --            (235)             --
Amortization of acquisition intangibles                                     1,721           1,425           5,177           5,176
                                                                         --------        --------        --------        --------

     Operating income (loss)                                                  691             242             861          (4,930)

Interest expense                                                               77           1,780             359           3,628
                                                                         --------        --------        --------        --------
Income (loss) from continuing operations before
   income tax provision (benefit)                                             614          (1,538)            502          (8,558)
Income tax provision (benefit)                                                363            (332)            393          (2,377)
                                                                         --------        --------        --------        --------
Income (loss) from continuing operations                                      251          (1,206)            109          (6,181)
Loss from disposal of discontinued operations, net of income taxes            (23)         (1,352)            (38)         (4,075)
                                                                         --------        --------        --------        --------
Net income (loss)                                                        $    228        $ (2,558)       $     71        $(10,256)
                                                                         ========        ========        ========        ========

Basic and diluted earnings (loss) per common share:
   Continuing operations                                                 $   0.01        $  (0.02)       $   0.00        $  (0.14)
   Discontinued operations                                                  (0.01)          (0.03)          (0.00)          (0.09)
                                                                         --------        --------        --------        --------
      Net earnings (loss) per common share                               $   0.00        $  (0.05)       $   0.00        $  (0.23)
                                                                         ========        ========        ========        ========

Weighted average common shares outstanding:
   Basic                                                                   47,171          46,654          47,167          44,953
   Diluted                                                                 48,396          46,654          47,667          44,953

See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)




                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                        2001               2000
                                                                    ------------        -----------
Cash flows from operating activities:
    Net income (loss)                                                   $     71        $(10,256)
    Adjustments to reconcile net income (loss) from operations to net cash provided (used) by operations:
        Depreciation and amortization                                      8,006           7,019
        Deferred income taxes                                               (286)         (1,193)
        Non-cash interest expense                                            177           1,703
        Discontinued operations - noncash charges and
          changes in operating assets and liabilities                       (860)          1,615
        Changes in operating assets and liabilities, exclusive of
          effects of discontinued operations                                (946)         (2,700)
                                                                        --------        --------
                Net cash provided (used) by operating activities           6,162          (3,812)
                                                                        --------        --------

Cash flows from investing activities:
    Additions to property and equipment                                   (2,270)         (1,376)
    Software development costs                                            (4,717)         (5,215)
    Assets acquired for discontinued operations                           (1,353)         (3,596)
    Cost of acquistions subsequently discontinued                             --          (3,073)
    Proceeds from sale of discontinued operations                          3,675          14,019
    Other                                                                     55          (1,043)
                                                                        --------        --------
                Net cash used by investing activities                     (4,610)           (284)
                                                                        --------        --------

Cash flows from financing activities:
    Net payments on revolving credit facility                             (4,750)           (739)
    Payments on notes payable                                               (277)           (763)
    Proceeds from sale of common stock, net of issuance costs                 --           9,270
    Payment of debt of discontinued operations                              (842)         (3,821)
    Sale of treasury shares to employee benefit plan                         258              19
    Debt issuance costs                                                     (116)         (1,300)
                                                                        --------        --------
                Net cash (used) provided by financing activities          (5,727)          2,666
                                                                        --------        --------

Net decrease in cash and cash equivalents                                 (4,175)         (1,430)
Cash and cash equivalents at beginning of period                           8,217           1,987
                                                                        --------        --------

Cash and cash equivalents at end of period                              $  4,042        $    557
                                                                        ========        ========

See accompanying notes

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation

    The accompanying unaudited information for Tyler Technologies, Inc. ("Tyler" or the "Company") includes all adjustments which are, in the opinion of the Company's management, of a normal or recurring nature and necessary for a fair summarized presentation of the condensed consolidated balance sheet at September 30, 2001, and the condensed consolidated results of operations and cash flows for the periods presented. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated results of operations for interim periods may not necessarily be indicative of the results of operations for any other interim period or for the full year and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. As a result of the implementation of a new management information system, the Company has been able to more accurately allocate certain costs between cost of revenues and selling, general and administrative expenses. Accordingly, certain amounts for the prior periods have been reclassified to conform to the 2001 presentation. The Company also reclassified certain balance sheet accounts of discontinued operations as of December 31, 2000.

(2) Discontinued Operations

    On September 29, 2000, the Company sold for a cash sale price of $14.4 million certain net assets of Kofile, Inc. and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements. Effective December 29, 2000, the Company sold for cash its land records business unit, consisting of Business Resources Corporation ("Resources"), to an affiliate of Affiliated Computer Services, Inc. ("ACS") (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, management of the Company with the Board of Directors' approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The businesses and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior periods' financial statements restated to report separately their operations in compliance with Accounting Principle Board ("APB") Opinion No. 30.

    The Company's formal plan of disposal provides for the remaining businesses and assets of the information and property records services segment to be disposed of by December 29, 2001. As of December 29, 2000, one of the remaining assets consisted of a start-up company engaged in constructing a Web-enabled national repository of public records data. Another remaining business was Capitol Commerce Reporter, Inc. ("CCR"), which was purchased in January 2000 and provides public records research, principally UCCs in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the database and other related products and exit the land records business following the Resources Sale. During the three months ended December 31, 2000, the Company charged discontinued operations for the estimated loss on the disposal on the remaining businesses. The anticipated operating losses to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

    On May 16, 2001, the Company sold all of the common stock of another business which had previously been designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, approximately 60,000 shares of Company common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. On September 21, 2001, the Company sold all of the common stock of CCR. The sale price of the common stock consisted of $3.1 million in cash and future payments contingent on the retention of certain customers subsequent to the sale. Since the gains or losses on these sales were estimated as of the measurement date of December 29, 2000, no additional adjustments to the estimated loss on the disposals of the discontinued businesses are considered appropriate at this time.

    Revenues from the information and property records services segment amounted to $10.7 million and $31.9 million for the three and nine months ended September 30, 2000, respectively.

    Two of the Company's non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly owned subsidiary that was sold in 1995. For the three and nine months ended September 30, 2001, the Company recorded net losses in discontinued operations, net of related tax effect, of $23,000 and $38,000 respectively, and $82,000 and $569,000 for the three and nine months ended September 30, 2000, respectively, primarily for trial and related costs. The estimated net liability for the settlements of the remaining work related injuries and physical condition claims have been included in the net assets of discontinued operations in the accompanying condensed consolidated balance sheet as of September 30, 2001.

(3) Acquisitions, Dispositions and Related Matters

    The following unaudited pro forma information (in thousands, except per share data) presents the consolidated results of operations as if the Company's disposition and related proceeds of the information and property records services segment occurred on January 1, 2000, after giving effect to certain pro forma adjustments regarding interest expense and income tax effects. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions or events occurred on the dates specified, or to project the Company's results of operations for any future period.



                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------
                                                             2001           2000
                                                             -----          -----
Revenues ...........................................       $ 86,684       $ 67,182

Income (loss) from continuing operations ...........       $    109       $ (3,823)

Income (loss) from continuing operations per diluted
share ..............................................       $   0.00       $  (0.09)

    During the year ended December 31, 1999, the Company charged continuing operations for a note receivable and related accrued interest which management deemed was not collectible. The note was received in contemplation of an acquisition of all the outstanding common stock of CPS Systems, Inc. During the three months ended June 30, 2001, the Company received cash of approximately $235,000 in connection with the note through CPS Systems, Inc.'s bankruptcy proceedings.

    On November 4, 1999, the Company purchased Cole Layer Trumble Company ("CLT") from a privately held company (the "Seller"). A portion of the consideration consisted of the issuance of 1,000,000 restricted shares of Tyler common stock and included a price protection on the sale of the stock. The price protection, which expired on November 4, 2001, is equal to the difference between the actual sales proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.75 million. During the three months ended September 30, 2001, the Seller submitted to Tyler a claim under the price protection provision for $1.8 million in connection with the sale of 472,000 shares of Tyler common stock. A second claim dated October 31, 2001 was made for the remaining $985,000. Contingent consideration of this nature does not change the recorded costs of the acquisition and the claim is first recorded when submitted. Accordingly, the $1.8 million claim submitted during the third quarter, net of the deferred tax benefit of $617,000, has been charged to paid-in capital during the third quarter.

    The CLT purchase agreement contained a number of post-closing adjustments and, in addition, certain CLT customers inadvertently submitted post-closing cash receipts to the Seller. As a result of this activity, the Company had previously recorded a $1.3 million receivable related to this activity which remained unpaid and which represents post-closing adjustments which have not been disputed by the Seller. Upon the filing of the first price protection claim, the Company reduced the net receivable to zero and has deferred the excess until other post-closing adjustments submitted by the Company and disputed by the Seller are resolved.

    Additionally, as part of the consideration for the purchase, the Company assigned to the Seller, without recourse, notes receivable obtained in connection with the Company's sale of Forest City Auto Parts Company ("FCAP"). FCAP has since filed for relief under Chapter 7 of the United States Bankruptcy Code. Although the Company did not retain any credit risk in connection with this assignment, the Seller has withheld payments of amounts due to the Company as a result of the above-mentioned post closing adjustments to the Company and has requested payment by the Company for the principal of the assigned notes receivable with post-sale accrued interest. Management believes the Seller's position regarding recourse to Tyler on these notes is without merit.

(4) Commitments and Contingencies

    Two of the Company's non-operating subsidiaries which are classified as discontinued operations, Swan Transportation Company ("Swan") and TPI of Texas, Inc. ("TPI"), have been and/or are currently involved in various claims raised by approximately 750 former TPI employees for work-related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment by TPI. Swan was the parent company of TPI, which owned and operated a foundry in Tyler, Texas for approximately 28 years. As non-operating subsidiaries of the Company, the assets of Swan and TPI consist primarily of various insurance proceeds and policies issued to each company during the relevant time periods. Swan and TPI have tendered the defense and indemnity obligations arising from these claims to their insurance carriers. To date, certain of the insurance carriers have entered into settlement agreements with over 275 plaintiffs, each of which agreed to release Swan, TPI, the Company, and its subsidiaries and affiliates from all such claims in exchange for payments made by or on behalf of the insurance carriers.

    Although management does not currently anticipate any adjustments to the recorded liabilities, because of the inherent uncertainties discussed above, it is reasonably possible that the amounts recorded as liabilities for TPI and Swan related matters, which are included in net liabilities of discontinued operations in the accompanying condensed consolidated balance sheet, could change in the near term by amounts that would be material to the consolidated financial statements.

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

    The Company recognizes revenue from software transactions in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended, as follows:

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

    A majority of the Company's software arrangements involve "off-the-shelf" software, and the other elements are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery and installation have occurred, customer acceptance is reasonably assured, the fee represents an enforceable claim and is probable of collection and the remaining services such as training are considered nominal.

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

    Contract Accounting - For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, and for real estate mass appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized on a percentage-of-completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed.

    Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software and hardware installation, support and maintenance contracts.

(6) Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings
    (loss) per share (in thousands, except per share amounts):



                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -----------------------        -----------------------
                                                             2001           2000           2001            2000
                                                           --------       --------        --------       --------
Numerators for basic and diluted earnings per share:

Income (loss) from continuing operations ...........       $    251       $ (1,206)       $    109       $ (6,181)
                                                           ========       ========        ========       ========

Denominator:
    Denominator for basic earnings per share-
    Weighted-average common shares outstanding .....         47,171         46,654          47,167         44,953

    Effect of dilutive securities:

    Employee stock options .........................            949             --             408             --

    Warrants .......................................            276             --              92             --
                                                           --------       --------        --------       --------

Dilutive potential common shares ...................          1,225             --             500             --
                                                           --------       --------        --------       --------
Denominator for diluted earnings per share-
    Adjusted weighted-average
     shares and assumed conversion .................         48,396         46,654          47,667         44,953
                                                           ========       ========        ========       ========

Basic and diluted earnings (loss) per share from
    continuing operations ..........................       $   0.01       $  (0.02)       $   0.00       $  (0.14)
                                                           ========       ========        ========       ========


(7) Income Tax Provision

    For the three months ended September 30, 2001, the Company had income from continuing operations before income taxes of $614,000 and an income tax provision of $363,000, resulting in an effective tax rate of 59%. For the same period in 2000, the Company's loss from continuing operations before income taxes and income tax benefit was $1.5 million and $332,000, respectively. The resulting effective benefit rate was 22%. For the nine months ended September 30, 2001, the Company had income from continuing operations before income taxes of $502,000 and an income tax provision of $393,000, resulting in an effective tax rate of 78%. For the nine months ended September 30, 2000, the Company had a loss from continuing operations before income taxes of $8.6 million and an income tax benefit of $2.4 million. The effective income tax rates are estimated based on projected taxable income for the year and the resulting amount of income taxes. The effective income tax rates for the periods presented, were different from the statutory United States Federal income tax rate of 35% primarily due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

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

    The cost, fair value and gross unrealized holding losses of the investment securities available-for-sale amounted to the following, based on the quoted market price for HTE common stock (amounts in millions, except per share amounts) are presented below. In accordance with SFAS No. 115, the Company used quoted market value price per share in calculating fair value to be used for financial reporting purposes. SFAS No. 115 does not permit the adjustment of quoted market prices in the determination of fair value and, accordingly, the ultimate value the Company could realize because its significant investment could vary materially from the amount presented. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.


                                   Quoted Market
                                       Price                                                  Gross Unrealized
                                     Per Share             Cost              Fair Value        Holding Losses
                                   -------------          ------             ----------       ----------------
     September 30, 2001               $ 1.70              $ 15.8               $ 9.6              $  (6.2)
     December 31, 2000                  0.91                15.8                 5.1                (10.7)
     September 30, 2000                 1.31                15.8                 7.4                 (8.4)
     November 6, 2001                   1.81                15.8                10.2                 (5.6)

    On October 29, 2001, HTE attempted a cash redemption of all of the 5,619,000 shares of common stock of HTE owned by Tyler for an aggregate redemption price of $7.3 million. Management of HTE contends that its ability to redeem the shares of common stock owned by Tyler and the manner of calculation of fair value by HTE is in accordance with Florida state statutes for "control shares". On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring that HTE's redemption of the Tyler 5,619,000 "control shares" of common stock at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel Tyler's control shares. Management of Tyler believes that the attempted redemption of the shares owned by Tyler was invalid and contrary to Florida law and takes exception to the manner in which fair value was calculated. Accordingly, management of Tyler continues to conclude it has both the intent and the ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in fair value. At this time, management of the Company does not believe the decline in the market value is other than temporary. In making this determination, management considered, among other items, the conditions in the local government software industry, the financial condition of the issuer, and recent favorable public statements by the issuer concerning its future prospects. In addition, for a period of time during the third quarter of 2001, the quoted market value price per share of HTE was above Tyler's cost basis.

    If the uncertainty regarding the voting shares is resolved in the Company's favor, the Company will retroactively adopt the equity method of accounting for this investment. Therefore, the Company's results of operations and retained earnings for periods beginning with the 1999 acquisition will be retroactively restated to reflect the Company's investment in HTE for all periods in which it held an investment in the voting stock of HTE. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the investor's share of earnings or losses after the respective dates of acquisition. The Company's investment in HTE would include the unamortized excess of the Company's investment over its equity in the net assets of HTE. This excess would be amortized on a straight-line basis over the estimated economic useful life of ten years up to the date of adopting SFAS 142, "Goodwill and Other Intangible Assets" (see Note 11 - New Accounting Pronouncements). Had the Company's investment in HTE been accounted for under the equity method, after the affects of amortization of the excess purchase price over the book value of the shares, the Company's investment at September 30, 2001 would have been $11.1 million and the equity in loss of HTE for the three and nine months ended September 30, 2001 would have been $390,000 and $906,000, respectively. At September 30, 2000, the Company's investment would have been $12.2 million and the equity in loss of HTE for the three and nine months ended September 30, 2000 would have been $392,000 and $2.2 million, respectively.

(9) Long-term Obligations

    In December 2000, the Company amended its revolving credit agreement with a group of banks (the "Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. The Senior Credit Facility was subsequently amended in May and again in September of 2001 to provide for total borrowings of up to $7.0 million to reflect the sale of certain assets. Borrowings under the Senior Credit Facility, as amended, bear interest at the lead bank's prime rate plus a margin of 3.0%, which margin increases by 0.50% on January 1, 2002. Borrowings under the Senior Credit Facility are further limited to 80% of eligible accounts receivable. At September 30, 2001, the Company had no outstanding borrowings and an unused available borrowing capacity of $7.0 million under the Senior Credit Facility. The interest rate at September 30, 2001 was 9.0%. The effective average interest rates for borrowings during the three and nine months ended September 30, 2001 were 9.7% and 10.3%, respectively, and 10.8% and 9.8% for the three and nine months ended September 30, 2000, respectively.

    The Senior Credit Facility is secured by substantially all of the Company's real and personal property and by a pledge of the common stock of present and future significant operating subsidiaries. The Senior Credit Facility is also guaranteed by such subsidiaries. Under the terms of the Senior Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions. The Senior Credit Facility also prohibits the Company from making certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At September 30, 2001, the Company is in compliance with its various covenants under the Senior Credit Facility, as amended.

(10)  Comprehensive Income (Loss)

    The following table sets forth the components of total comprehensive income
    (loss) for the periods presented (in thousands):



                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                               -------------------------       -----------------------
                                                  2001           2000            2001           2000
                                               ---------       ---------       --------       --------
Net income (loss)                              $    228        $ (2,558)       $     71       $(10,256)
Other comprehensive income (loss):
    Unrealized gain (loss) on investment
     securities available-for-sale               (4,608)             --           4,460        (26,339)
                                               --------        --------        --------       --------
Total comprehensive income (loss)              $ (4,380)       $ (2,558)       $  4,531       $(36,595)
                                               ========        ========        ========       ========


(11)  New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company's annual amortization for acquisition intangibles amounts to approximately $6.9 million. Such amortization includes, among other items, goodwill and assembled workforce which will no longer be amortized. The Company is also exploring other amortizable costs to determine if they qualify for non-amortization. After consideration of the deferred tax effects for certain of these intangible assets, application of the non-amortization provisions of SFAS No. 141 for the goodwill and assembled workforce is expected to result in an increase in net income of approximately $2.5 million to $3.0 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Under SFAS No. 144, an impairment loss is recognized only if the carrying amount of a long-lived asset to be held and used is not recoverable from its undiscounted cash flows and the loss is measured as the difference between the carrying amount and the fair value of the asset. Long-lived assets to be disposed of by sale are to be measured at the lower of their carrying amount or fair value, less cost to sell, and depreciation related to such long-lived assets is required to be discontinued.

    In addition, SFAS No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company has not determined the effect of this new standard; however, due to the similarities with existing accounting standards regarding impairment losses, the impact is not expected to be material in the determination of carrying amounts for long-lived assets.

(12)  Segment and Related Information

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments. Although the Company has several operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS No. 131 for aggregation.

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

    GENERAL

    The Company provides counties, cities and other local government entities with software systems and services to serve their information technology and automation needs. The Company's software products are integrated with computer equipment from hardware vendors, third-party database management applications and office automation software. In addition, the Company assists local governments with all aspects of software and hardware selection, network design and management, installation and training and on going support and related services. The Company also provides mass appraisal outsourcing services to taxing jurisdictions, including physical inspection of properties, data collection and processing, computer analysis for property valuation and preparation of tax rolls.

    The Company discontinued the operations of its former information and property records services segment in December 2000. (See Note 2 to the Condensed Consolidated Financial Statements for discussion of discontinued businesses).

    ANALYSIS OF RESULTS OF OPERATIONS

    REVENUES

    Revenues from continuing operations increased 20% to $28.4 million for the quarter ended September 30, 2001, from $23.7 million for the same period in the prior year. For the nine months ended September 30, 2001, revenues were $86.7 million, a 29% increase from $67.2 million of revenue for the nine months ended September 30, 2000.

    Software license revenues for the first, second and third quarters of 2001, were $3.6 million, $4.6 million and $4.9 million, respectively. Software license revenue decreased $252,000, or 5%, for the three months ended September 30, 2001, from $5.2 million for the three months ended September 30, 2000. The decline was mainly due to lower tax and appraisal software sales, offset by increased sales to new customers and in new territories, primarily the Midwestern United States, sales of upgraded financial and utility software modules for cities, and the continued sales of a third-party program that provided additional functionality to certain of the Company's proprietary software. Software license revenues for the nine months ended September 30, 2001 were $13.1 million, compared to $13.0 million in the nine months ended September 30, 2000.

    Professional services revenues grew 36% to $12.4 million for the three months ended September 30, 2001, from $9.1 million for the three months ended September 30, 2000. Professional services revenue increased from $27.1 million for the nine months ended September 30, 2000 to $39.1 million for the nine months ended September 30, 2001. Included in professional services revenues for the three and nine months ended September 30, 2001, was appraisal outsourcing services revenue of $8.0 million and $25.4 million, respectively, compared to $5.2 million and $14.2 million for the same periods in the prior year. The 54% and 79% increases for the three and nine month periods, respectively, in appraisal outsourcing services revenue were primarily due to the Company's continued progress on its contract with Nassau County, New York Board of Assessors ("Nassau County"). The contract to provide outsourced assessment services for Nassau County, together with tax assessment administration software and training is valued at a total of approximately $34.0 million. Implementation of the Nassau County contract began in September 2000 and is expected to be completed by Spring 2003. During the three and nine months ended September 30, 2001, the Company recorded $3.5 million and $11.0 million of professional services revenue related to Nassau County, respectively.

    For the three months ended September 30, 2001, maintenance revenue increased 23%, or $1.9 million, from $8.1 million for the same period in 2000. Year-to-date maintenance revenue advanced 25% or $5.9 million from $23.9 million for the nine months ended September 30, 2000. Higher maintenance revenue was due to an increase in the Company's base of installed software and systems products and maintenance rate increases for several product lines. Maintenance and support services are provided for the Company's software and related products.

    Hardware and other revenues decreased $238,000 in the third quarter of 2001 from $1.3 million in the third quarter of 2000. Hardware and other revenues increased $1.5 million for the nine months ended September 30, 2001 from $3.2 million for the same period of 2000. The change in hardware revenue is a result of the timing of installations of equipment on customer contracts and is dependent on the contract size and on varying customer hardware needs.

    COST OF REVENUES

    For the three months ended September 30, 2001, cost of revenues was $18.5 million, compared to $14.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, cost of revenues was $58.0 million, compared to $42.2 million for the same period of 2000. The increase in cost of revenues was primarily due to the increase in revenues.

    Overall gross margins were 35% and 33% for the three and nine months ended September 30, 2001, respectively, compared to 39% and 37% for the three and nine months ended September 30, 2000, respectively. Historically, gross margins are higher for software licenses than for professional services due to personnel costs associated with professional services. Overall gross margins were lower because the Company's 2001 revenue mix included more professional services compared to 2000 for both the third quarter and year-to-date periods. In addition, software license costs increased compared to the three and nine months ended September 30, 2000, due to higher third party software costs and software development amortization. The Company released several new products beginning in the second quarter of 2000, at which time amortization of the related software development costs commenced.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the three months and nine months ended September 30, 2001, were $7.5 million and $22.9 million, respectively, compared to $7.7 million and $24.7 million in the comparable prior year periods. Selling, general and administrative expenses as a percentage of revenues were 26% for the three and nine months ended September 30, 2001, and 32% and 37% for the same respective periods of 2000. The selling, general and administrative expenses as a percent of sales comparisons were positively impacted primarily by higher sales volume. The decline in selling, general and administrative expense was due to a reduction in corporate costs following the sale of the information and property records services segment, lower acquisition-related costs such as legal and travel expenses and lower research and development costs which were expensed.

    AMORTIZATION OF ACQUISITION INTANGIBLES

    The Company has accounted for all acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the fair value of net identifiable assets of the acquired companies ("goodwill") and intangibles associated with acquisition are amortized using the straight-line method of amortization over their respective useful lives, commencing at the acquisition date.

    INTEREST EXPENSE

    Interest expense was $77,000 and $1.8 million for the three months ended September 30, 2001 and 2000, respectively. Interest expense was $359,000 and $3.6 million for the nine months ended September 30, 2001 and 2000, respectively. Interest expense declined mainly due to a significant reduction in bank debt as the proceeds from the disposal of the Company's former information and property records service segment (see Note 2) were used to pay down debt. In addition, in connection with certain internally developed software projects, the Company capitalized $150,000 and $450,000 of interest costs during the three and nine months ended September 30, 2001, respectively, compared to $150,000 and $238,000 for the three and nine months ended September 30, 2000, respectively.

    INCOME TAX PROVISION

    For the three months ended September 30, 2001, the Company had income from continuing operations before income taxes of $614,000 and an income tax provision of $363,000, resulting in an effective tax rate of 59%. For the nine months ended September 30, 2001, the Company had income from continuing operations before income taxes of $502,000 and an income tax provision of $393,000, resulting in an effective tax rate of 78%. The effective income tax rates are estimated based on projected income for the year and the resulting amount of income taxes. The effective income tax rates for the three and nine months ended September 30, 2001 were different from the statutory United States Federal income tax rate of 35% primarily due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

    DISCONTINUED OPERATIONS

    On September 29, 2000, the Company sold for a cash sale price of $14.4 million certain net assets of Kofile, Inc. and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements. Effective December 29, 2000, the Company sold for cash its land records business unit, consisting of Business Resources Corporation, to an affiliate of ACS (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, management of the Company with the Board of Directors' approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The business and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior periods' financial statements restated to report separately their operations in compliance with Accounting Principle Board ("APB") Opinion No. 30.

    The Company's formal plan of disposal provides for the remaining businesses and assets of the information and property records services segment to be disposed of by December 2001. As of December 29, 2000, one of the remaining assets consisted of a start-up company engaged in constructing a Web-enabled national repository of public records data. Another remaining business was Capitol Commerce Reporter, Inc. ("CCR"), which was purchased in January 2000 and provides public records research, principally UCCs in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the database and other related products and exit the land records business following the Resources Sale. During the three months ended December 31, 2000, the Company charged discontinued operations for the estimated loss on the disposal on the remaining businesses. The anticipated operating losses from the measurement date of December 29, 2000, to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

    On May 16, 2001, the Company sold all of the common stock of another business that had previously been designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, approximately 60,000 shares of Company common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. Because the note receivable is highly dependent upon future operations of the buyer, the Company will record its value as cash is received. On September 21, 2001, the Company sold all of the common stock of CCR. The sale price of the common stock consisted of $3.1 million and future payments contingent on the retention of certain customers subsequent to the sale. Since the gains or losses on these sales were estimated as of the measurement date of December 29, 2000, no additional adjustments to the estimated loss on the disposals of the discontinued businesses are considered appropriate at this time.

    Revenues from the information and property records services segment amounted to $10.7 million and $31.9 million for the three and nine months ended September 30, 2000, respectively.

    Two of the Company's non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly owned subsidiary that was sold in 1995. For the three and nine months ended September 30, 2001 the Company recorded net losses, net of related tax effect, of $23,000 and $38,000 respectively, compared to $82,000 and $569,000 for the three and nine months ended September 30, 2000, respectively, primarily for trial and related costs (See Note 4 Commitments and Contingencies).

    NET INCOME AND OTHER MEASURES

    The Company had net income of $228,000 and $71,000 for the three and nine months ended September 30, 2001, respectively, compared to net losses of $2.6 million and $10.3 million for the three and nine months ended September 30, 2000, respectively. Income from continuing operations was $251,000 and $109,000 for the three and nine months ended September 30, 2001, respectively, compared to net losses of $1.2 million and $6.2 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 2001, diluted earnings (loss) per share from continuing operations was $0.01 and $0.00, respectively, compared to $(0.02) and $(0.14) for the same periods of 2000.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the three and nine months ended September 30, 2001, was $3.5 million and $8.6 million, respectively, compared to a EBITDA of $2.2 million and $2.1 million for the comparable prior year periods. EBITDA consists of income or loss from continuing operations before interest, income taxes, depreciation, amortization and recovery of acquisition costs previously expensed. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. Cash flows provided by operating activities for the nine months ended September 30, 2001 was $6.2 million compared to cash used by operating activities of $3.8 million for the nine months ended September 30, 2000.

    FINANCIAL CONDITION AND LIQUIDITY

    In December 2000, the Company amended its revolving credit agreement with a group of banks (the "Senior Credit Facility") to provide for total borrowings of up to $15.0 million and a maturity date of July 1, 2002. The Senior Credit Facility was subsequently amended in May and again in September of 2001 to provide for total borrowings of up to $7.0 million to reflect the sale of certain assets. Borrowings under the Senior Credit Facility, as amended, bear interest at the lead bank's prime rate plus a margin of 3.0%, which margin increases by 0.50% on January 1, 2002. Borrowings under the Senior Credit Facility are further limited to 80% of eligible accounts receivable. At September 30, 2001, the Company had no outstanding borrowings and an unused available borrowing capacity of $7.0 million under the Senior Credit Facility. The interest rate at September 30, 2001 was 9.0%. The effective average interest rates for borrowings during the three and nine months ended September 30, 2001 were 9.7% and 10.3%, respectively, and 10.8% and 9.8% for the three and nine months ended September 30, 2000, respectively.

    In addition, at September 30, 2001, the Company's continuing operations had certain promissory notes payable, and other installment notes totaling $3.1 million (including current portion of $186,000). Fixed interest rates on the promissory and installment notes ranged from 6.1% to 10.0%. The Company made principal payments of $277,000 on these notes during the nine months ended September 30, 2001.

    For the nine months ended September 30, 2001, the Company made capital expenditures of $7.0 million for continuing operations. These expenditures included $4.7 million relating to software development. The remaining expenditures were primarily for computer equipment and expansions required to support internal growth. The Company also purchased a formerly leased building for $1.3 million in connection with an existing obligation of the discontinued information and property records service segment. The building, which is held for sale, is included in net assets of discontinued operations on the condensed consolidated balance sheet at September 30, 2001. These expenditures were primarily funded with cash from the previously described dispositions of the property records segment and with cash generated from operations.

    On May 16, 2001, the Company sold all of the common stock of one of the remaining businesses that was previously designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. On September 21, 2001, the Company sold all of the common stock of CCR, which had been classified as a discontinued operation. The sale price of the common stock consisted of $3.1 million in cash and future payments contingent on the retention of certain customers subsequent to the sale.

    On November 4, 1999, the Company purchased Cole Layer Trumble Company ("CLT") from a privately held company (the "Seller"). A portion of the consideration consisted of the issuance of 1,000,000 restricted shares of Tyler common stock and included a price protection on the sale of the stock. The price protection, which expired on November 4, 2001, is equal to the difference between the actual sales proceeds of the Tyler common stock and $6.25 on a per share basis, but is limited to $2.75 million. During the three months ended September 30, 2001, the Seller submitted to Tyler a claim under the price protection provision for $1.8 million in connection with the sale of 472,000 shares of Tyler common stock. A second claim dated October 31, 2001 was made for the remaining $985,000. Contingent consideration of this nature does not change the recorded costs of the acquisition and the claim is first recorded when submitted. Accordingly, the $1.8 million claim submitted during the third quarter, net of the deferred tax benefit of $617,000, has been charged to paid-in capital during the third quarter.

    The CLT purchase agreement contained a number of post-closing adjustments and, in addition, certain CLT customers inadvertently submitted post-closing cash receipts to the Seller. As a result of this activity, the Company had previously recorded a $1.3 million receivable related to this activity which remained unpaid and which represents post-closing adjustments which have not been disputed by the Seller. Upon the filing of the first price protection claim, the Company reduced the net receivable to zero and has deferred the excess until other post-closing adjustments submitted by the Company and disputed by the Seller are resolved.

    Additionally, as part of the consideration for the purchase, the Company assigned to the Seller, without recourse, notes receivable obtained in connection with the Company's sale of Forest City Auto Parts Company ("FCAP"). FCAP has since filed for relief under Chapter 7 of the United States Bankruptcy Code. Although the Company did not retain any credit risk in connection with this assignment, the Seller has withheld payments of amounts due to the Company as a result of the above-mentioned post closing adjustments to the Company and has requested payment by the Company for the principal of the assigned notes receivable with post-sale accrued interest. Management believes the Seller's position regarding recourse to Tyler on these notes is without merit.

    Absent any acquisitions, the Company anticipates that cash flows from operations, working capital and unused borrowing capacity under its existing bank credit agreement will provide sufficient funds to meet its needs for the following twelve months.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements: Note (4)
    - Commitments and Contingencies and Note (8) - Investment Securities Available-For-Sale" on pages 8 and 9, respectively, of this report.


Item 3 of Part I and Items 2, 3, 4, 5 and 6 of Part II were not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TYLER TECHNOLOGIES, INC.

                                         By: /s/ Theodore L. Bathurst
                                            -----------------------------------
                                         Theodore L. Bathurst
                                         Vice President and Chief Financial
                                         Officer (principal financial officer
                                         and an authorized signatory)

                                         By: /s/ Terri L. Alford
                                            -----------------------------------
                                         Terri L. Alford
                                         Controller
                                         (principal accounting officer and an
                                         authorized signatory)

Date:     November 8, 2001