Form 10-K405
period 2001-12-31
TYLER TECHNOLOGIES INC
filed 2002-03-06
CIK 860731

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                         Commission File Number 1-10485

                            TYLER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                 75-2303920
         (State or other jurisdiction                    (I.R.S. employer
              of incorporation or                      identification no.)
                 organization)

         5949 SHERRY LANE, SUITE 1400                         75225
                 DALLAS, TEXAS                              (Zip code)
             (Address of principal
              executive offices)

       Registrant's telephone number, including area code: (214) 547-4000

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -----------------------------                 -------------------------
     COMMON STOCK, $0.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                                   ----------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES X NO
               ---    ---

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 2002 WAS $142,746,000.

    THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON MARCH 1, 2002 WAS 47,341,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

    CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 9, 2002.

================================================================================

                            TYLER TECHNOLOGIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                                     PART I

Item 1.       Business............................................................   3

Item 2.       Properties..........................................................   9

Item 3.       Legal Proceedings...................................................   9

Item 4.       Submission of Matters to a Vote of Security Holders.................  10

                                    PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
                Matters...........................................................  11

Item 6.       Selected Financial Data.............................................  12

Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................  13

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..........  23

Item 8.       Financial Statements and Supplementary Data.........................  24

Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..............................................  24

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..................  25

Item 11.      Executive Compensation..............................................  25

Item 12.      Security Ownership of Certain Beneficial Owners and Management......  25

Item 13.      Certain Relationships and Related Transactions......................  25

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K......  25

Signatures........................................................................  29

                                     PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

    Tyler Technologies, Inc. ("Tyler" or the "Company") is a leading provider of integrated information management solutions and services for local governments. Tyler partners with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. Tyler has a broad line of software products and services to address the information technology ("IT") needs of virtually every area of operation for cities, counties, schools and other local government entities. Most of Tyler's customers install and use its software in-house. For customers who prefer not to physically acquire the software and hardware, Tyler provides outsourced hosting of certain of its applications at its data center through an applications service provider ("ASP") arrangement. Tyler provides professional IT services to its customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, Tyler is the nation's largest provider of outsourced property assessment services for taxing jurisdictions. Tyler also provides continuing customer support services to ensure proper product performance and reliability, which provides the Company with long-term customer relationships and a significant base of recurring revenue.

    Tyler was founded in 1966. Prior to early 1998, the Company operated as a diversified industrial conglomerate, with diversified operations in various industrial, retail and distribution businesses, all of which have been sold.

    In 1997, the Company embarked on a multi-phase strategy and growth plan focused on serving the specialized information management needs of local governments nationwide. In 1998 and 1999, Tyler made a series of strategic acquisitions of leading companies in the local government IT market.

    In addition to Tyler's continuing operations in the software and services business described above, Tyler also operated from 1998 through 2000 a business segment focused on providing outsourced property records management for local governments and reselling related data. In late 2000, the Company decided to dispose of the information and property records services segment in order to strengthen its balance sheet and allow the Company to focus its capital and resources on the segment of the business that management believed offers the greatest growth and profit opportunities. Tyler expects to capitalize on these opportunities by leveraging its large national client base, its long-term relationships with local government customers, and its deep domain expertise in local government operations through the development of state-of-the-art technologies and new nationally branded applications solutions. Tyler began in 2000 and is continuing several significant initiatives to develop a new generation of certain of its software products based on n-tier architecture, SQL-compliant databases, browser compatibility and component-based technology.

    Tyler's historical revenues from continuing operations have grown from $23.4 million in 1998 to $117.9 million in 2001. In addition to growth through acquisitions, Tyler's business units have experienced significant internal growth during this period. On a pro forma basis, revenues from continuing operations have grown from $83.7 million in 1998 to $117.9 million in 2001.

MARKET OVERVIEW

    The state, local and municipal government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,200 counties, and over 40,000 municipalities and other agencies. This market is also comprised of hundreds of various government agencies, each with specialized delegated responsibilities and unique information management requirements.

    Traditionally, local government bodies and agencies performed state-mandated duties, including property assessment, record keeping, road maintenance, law enforcement, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues is confronting local governments, each of which demands a service response. These areas include criminal justice and corrections, administration and finance, public safety, health and human services, and public works. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these local government units. In addition, constituents of local governments are increasingly demanding improved service and better access to information from public entities. As a result, local governments recognize the increasing value of information management systems and services to, among other things, improve revenue collection, provide increased access to information, and streamline delivery of services to their constituents. Local government bodies are now recognizing that "e-government" is an additional responsibility for community development. From integrated tax systems to integrated civil and criminal justice information systems, many counties and cities have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies or government offices to share data and provide a more comprehensive approach to information management. Many city and county governmental agencies also have unique individual information management requirements, which must be tailored to the specific functions of each particular office.

    Many local governments also have difficulties attracting and retaining the staff necessary to support their IT functions. As a result, they seek to establish long-term relationships with reliable providers of high quality IT products and services such as Tyler.

    Although local governments generally face budgetary constraints in their operations, the primary revenue source of local government is property tax, which tends to be relatively stable. In addition, the acquisition of technology typically enables local government to operate more efficiently, and often provides a measurable return on investment that justifies the purchase of software and related services.

    Gartner Dataquest currently estimates that state and local government spending for information technology products and services will grow from $44.4 billion in 2002 to $56.4 billion by 2005. The external services and software segments of the market, in which Tyler is primarily focused, are expected to be the most rapidly growing areas of the local government IT market.

PRODUCTS AND SERVICES

    Tyler provides a comprehensive and flexible suite of products and services that address the information technology needs of cities, counties, schools and other local government entities. Tyler derives its revenues from three primary sources:

    o   software licensing;

    o   professional services; and

    o   maintenance and support.

    Tyler designs, develops and markets a broad range of software products to serve mission-critical "back-office" functions of local governments. Tyler's software applications are designed primarily for use on hardware supporting UNIX / NT operating systems. Many of the Company's software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Tyler's products and services are generally grouped in four major areas:

    o   financial and city solutions;

    o   justice and courts;

    o   property appraisal and tax; and

    o   recording.

    Each of Tyler's core software systems consists of several fully integrated application modules. For customers who acquire the software for use in-house, the Company generally licenses its systems under standard license agreements which provide the customer with a fully-paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financials and property tax, Tyler offers multiple solutions designed to meet the needs of different sized governments.

    Tyler also offers certain software products on an outsourced basis for customers who do not wish to maintain, update and run these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, Tyler either hosts the applications and data at a Company-owned data center, or maintains the hardware and software at the client's site. Customers typically pay monthly fees under multi-year contracts for these services.

FINANCIAL AND CITY SOLUTIONS

    Tyler's financial and city solutions products include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Tyler's financial systems include modules for general ledger, budget preparation, fixed assets, purchasing, accounts payable, investment management, payroll and human resources. All of Tyler's financial systems conform to government auditing and financial reporting requirements and generally accepted accounting principles.

    Tyler sells utility billing systems that support the billing and collection of metered and non-metered services, along with multiple billing cycles. Tyler's Web-enabled utility billing solutions allow customers to access information such as average consumption and transaction history. In addition, Tyler's systems can accept secured Internet payments via credit cards and checks.

    Tyler also offers specialized products that automate numerous city functions, including equipment and project costing, inventory, business licenses, permits and inspections, citizen complaint tracking, ambulance billing, fleet maintenance, and cemetery records management.

JUSTICE AND COURTS

    Tyler offers a complete integrated suite of products designed to automate, track and manage the law enforcement and judicial process, from the initiation of incidents in computer-aided dispatch/emergency 911 systems through the process of arrest, court appearances and final disposition to probation. These applications may be installed on a stand-alone basis or integrated with other Tyler products to eliminate duplicate entries and improve efficiency.

    Tyler's Web-enabled court systems are designed to automate the tracking and management of information involved in criminal and civil court cases, including municipal, family and probate courts. These applications track the status of criminal and civil cases, process fines and fees and generate the specialized judgment and sentencing documents, citations, notices and forms required in court proceedings. Additional judicial applications automate the management of court calendars, coordinate judges schedules, generate court dockets, manage justice of the peace processes and automate district attorney and prosecutor functions. Related products include jury selection, "hot" check processing, and adult and juvenile probation management applications. The Company's courtroom technologies allow judges to review cases, calendars, scanned documents and mug shots using a Web browser. Additionally, document-imaging options include the ability to scan, store, retrieve and archive a variety of criminal and civil case-related documents.

    Tyler's law enforcement systems automate police and sheriff functions from dispatch and records management through booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data. The systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, and automation of statistics and state and federal reporting. Tyler's computer-aided dispatch/emergency E-911 system tracks calls and the availability of emergency response vehicles, interfaces with local and state searches, and generally assists dispatchers in processing emergency situations. The law enforcement and jail management systems are fully integrated with the suite of court products that manage the judicial process.

    Tyler's courts and law enforcement systems allow the public to access via the Internet a variety of information, including criminal and civil court records, jail booking and release information, bond and bondsmen information, and court calendars and dockets. In addition, Tyler's systems allow cities and counties to accept payments for traffic and parking tickets over the Internet, with a seamless and automatic interface to back-office justice and financial systems.

    In late 2001, Tyler introduced Odyssey, an all-new unified court case management system. Odyssey uses enhanced Web-browser concepts to render a unique user interface. It incorporates the latest technology - XML, n-tier architecture, component-based design, and an ultra-thin client footprint - to maximize the value of a court's investment in new software. Tyler believes that some of Odyssey's design concepts, including embedded imaging functionality, COM+ objects to enable local customization, and an architecture that enables multiple deployment options, are first in the court automation marketplace. Odyssey is the first of Tyler's new generation of n-tier, browser-based products and initial marketing efforts for the new court case management system are being focused on large cities and counties.

PROPERTY APPRAISAL AND TAX

    Tyler provides systems that automate the appraisal and assessment of real and personal property, including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing, and electronic state-level reporting. These systems are image- and video-enabled to facilitate the storage of and access to the many property-related documents and for the online storage of digital photographs of properties for use in defending values in protest situations. Other related tax applications are available for agencies that bill and collect taxes, including cities, counties, school tax offices, and special taxing and collection agencies. These systems support billing, collections, lock box operations, mortgage company electronic payments, and various reporting requirements.

RECORDING

    Tyler offers a number of specialized applications designed to help county governments enhance and automate courthouse operations. These systems record and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). Tyler also offers applications to automate such functions as child support tracking, motor vehicle registration, voter registration and election result tabulation.

PROFESSIONAL SERVICES

    Tyler provides a variety of professional IT services to customers who utilize the Company's software products. Virtually all of Tyler's customers contract with the Company for installation, training, and data conversion services in connection with their purchase of software products. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an installation team travels to the customer's facility to ensure the smooth transfer of data to the new system. Installation fees are charged separately to customers on either a fixed-fee or hourly charge basis, depending on the contract, with full pass-through to customers of travel and other out-of-pocket expenses.

    Both in connection with the installation of new systems and on an ongoing basis, Tyler provides extensive training services and programs related to its products and services. Training can be provided in the Company's training centers, onsite at customers' locations, or at meetings and conferences, and can be customized to meet customers' requirements. The vast majority of Tyler's customers contract with the Company for training services, both to improve their employees' proficiency and productivity and to fully utilize the functionality of the Company's systems. Training services are generally billed on an hourly basis, along with travel and other expenses.

    Tyler is also the nation's largest provider of real property appraisal outsourcing services for local government taxing authorities. These services include:

    o   the physical inspection of all commercial and residential properties;

    o   data collection and processing;

    o   sophisticated computer analyses for property valuation;

    o   preparation of tax rolls;

    o   community education regarding the assessment process; and

    o   arbitration between taxpayers and the assessing jurisdiction.

    Local government taxing entities normally reappraise real properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. In some jurisdictions, reassessment cycles are mandated by law; in others, they are discretionary. While some taxing jurisdictions perform reappraisals in-house, many local governments outsource this function because of its cyclical nature and because of the specialized knowledge and expertise requirements. Tyler's business unit that provides appraisal outsourcing services to local governments has been in this business since 1938.

    In some instances, Tyler also sells property tax or appraisal software products in connection with appraisal outsourcing contracts, while other customers may only engage Tyler to provide appraisal services. Appraisal outsourcing services are somewhat seasonal in nature to the extent that winter weather conditions reduce the productivity of data collection activities in connection with those projects.

MAINTENANCE AND SUPPORT

    Following the implementation of our software systems, Tyler provides ongoing software support services to assist its customers in operating the systems and to periodically update the software. Support is provided over the phone to customers through help-desks staffed by Tyler's customer support representatives. For more complicated issues, Tyler's staff, with customer permission, can log on to customers' systems remotely. The Company maintains customers' software largely through releases that contain improvements and incremental additions, along with updates necessary because of legislative or regulatory changes.

    Virtually all of Tyler's software customers contract for maintenance and support from the Company, which provides a significant source of recurring revenue for the Company. Tyler generally provides maintenance and support under annual contracts, with a typical fee based on the software product's license fee. These fees can be increased annually and may also increase as license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew annually unless the customer, or Tyler gives notice of termination prior to expiration. Similar support is provided to Tyler's ASP customers, and is included in their monthly overall fees.

STRATEGY

    Tyler's objective is to grow its revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of the Company's business strategy are to:

    o Provide high quality, value-added products and services to its clients. Tyler competes on the basis of, among other things, delivering to customers its deep domain expertise in local government operations through the highest value products and services in the market. Tyler believes it has achieved a reputation as a premium product and service provider to the local government market.

    o Continue to expand its product and service offerings. While Tyler already has what it believes to be the broadest line of software products for local governments, the Company continually upgrades its core software applications and expands its complementary product and service offerings to respond to technological advancements and the changing needs of its clients. For example, Tyler offers solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, via the Internet. The Company believes that the addition of such features enhance the market appeal of its core products. In 2001, Tyler also began offering certain of its software products in an ASP environment, a delivery model that it believes will have increasing appeal to local governments and which will be expanded to include more products. The Company has also increased its offerings of consulting and business process reengineering services.

    o Leverage a core technology framework across multiple product development efforts. Tyler has developed a core technology framework upon which it intends to develop a new generation of a number of its products. By leveraging the core framework, which is based on an n-tier, browser-based architecture, for the development of multiple products, the Company believes it can develop new-generation products more efficiently, at a lower total cost, and more quickly. In addition, utilizing a core framework is also expected to help the Company bring new products to market more rapidly. By having more products built on a common technology framework, Tyler expects to enhance its cross-selling opportunities and be able to provide maintenance and other services more efficiently.

    o Expand its customer base. Tyler seeks to establish long-term relationships with new customers primarily through its sales and marketing efforts. While Tyler currently has customers in 49 states, Canada and Puerto Rico, not all of its product lines have nationwide geographic penetration. The Company intends to expand into new geographic markets by adding sales staff and targeting marketing efforts by product in those areas. Tyler also intends to continue to expand its customer base to include larger governments. While the Company's traditional market focus has primarily been on small and mid-sized governments, Tyler's increased size and market presence, together with the technological advances and improved scalability of certain of its products, are allowing the Company to achieve success in selling to larger customers.

    o Expand its existing customer relationships. Tyler's existing customer base of nearly 6,000 local government offices offers significant opportunities for additional sales of IT products and services that Tyler currently offers, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

    o Grow recurring revenue. Tyler has a large recurring revenue base from maintenance and support, with an annual run rate in excess of $40.0 million. Tyler has historically experienced very low customer turnover (less than 1% annually for its major business units) and recurring revenues continue to grow as the installed customer base increases. In addition, since the beginning of 2001, the Company has established a growing recurring revenue stream from ASP hosting and other similar services.

    o Maximize economies of scale and take advantage of financial leverage in the Company's business. Tyler seeks to develop and maintain a large client base to create economies of scale, enabling the Company to provide value-added products and services to its customers while expanding its operating margins. Because the Company sells primarily "off-the-shelf" software, increased sales of the same products result in incrementally higher gross margins. In addition, the Company believes that it has a marketing and administrative infrastructure in place that it can leverage to accommodate significant growth without proportionately increasing selling, general and administrative expense.

    o Attract and retain highly qualified employees. Tyler believes that the depth and quality of its operating management and staff is a significant strength of the Company, and that the ability to retain such employees is crucial to the Company's continued growth and success. We believe that Tyler's stable management team, financial strength and growth opportunities, as well as its leadership position in the local government market, enhance the Company's attractiveness as an employer for highly skilled employees.

    o Pursue selected strategic acquisitions. While the Company expects to grow primarily internally, it may from time to time selectively pursue strategic acquisitions that provide it with one or more of the following:

        [ ]   products and services to complement its existing offerings;

        [ ]   entry into new markets related to local governments; and

        [ ]   new customers and/or geographic expansion.

    When considering acquisition opportunities, Tyler generally focuses on companies with strong management teams and employee bases and excellent customer relationships. Tyler's most recent acquisition included in its continuing operations was completed in November 1999.

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

    Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. In 2001, the Company had one customer that accounted for approximately 13% of the Company's total revenues. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing service and software update agreements thereafter. Although these agreements can be terminated by either the Company or the customer, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2001, approximately 34% of the Company's revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

    The Company competes with numerous local, regional, and national firms that provide or offer some or many of the products and services provided by the Company. Most of these competitors are smaller companies that may be able to offer less expensive solutions than the Company. Tyler also competes with national firms, some of which have greater financial and technical resources than Tyler. The Company also occasionally competes with central internal information service departments of county or local governments, which requires the Company to persuade the end-user department to discontinue service by its own personnel and outsource the service to the Company. The Company competes on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. The Company's ability to offer an integrated system of applications for several offices or departments is often a competitive strength. County and local governmental units often are required to seek competitive proposals. Competition may be increased if a customer seeks proposals for only one aspect of its system (such as only motor vehicle registration) rather than bidding all of the system as an integrated whole, because single function bidding generally results in more bidders and more intense price competition.

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

BACKLOG

    At December 31, 2001, the Company's estimated sales backlog was approximately $96.3 million, compared to $97.1 million at December 31, 2000. The backlog represents contracts that have been signed but not delivered or performed as of year-end. Approximately $76.2 million of the backlog is expected to be installed or services are expected to be performed during 2002.

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

EMPLOYEES

    At December 31, 2001, the Company had approximately 1,200 employees. Appraisal outsourcing projects are periodic in nature and can be widely dispersed geographically. The Company often hires temporary employees to assist in these projects whose term of employment generally ends with the project's completion. None of the Company's employees are represented by a labor union or are subject to collective bargaining agreements. Management considers its relations with its employees to be positive.

ITEM 2. PROPERTIES.

    The Company occupies approximately 230,000 square feet of office and warehouse space, 27,000 of which is owned by the Company. The Company leases its principal executive office located in Dallas, Texas, as well as other offices, facilities and project offices for its operating companies in Texas, Iowa, Maine, Ohio, Michigan, Colorado, Idaho, North Carolina, Massachusetts, Pennsylvania, Connecticut, New Hampshire, New York, Rhode Island, California, Georgia, Wisconsin and Florida.

ITEM 3. LEGAL PROCEEDINGS.

    On October 29, 2001, H.T.E., Inc. ("HTE") notified the Company that it had attempted a cash redemption of all of the 5.6 million shares of HTE common stock currently owned by the Company at a price of $1.30 per share. Management of the Company believes that the attempted redemption of the Company-owned HTE shares was invalid and takes exception to the manner in which fair value was calculated. Management of HTE contends that its ability to redeem the shares of common stock owned by the Company and the manner of calculation of fair value by HTE is in accordance with Florida state statutes for "control shares." On October 29, 2001, the Company notified HTE that its purported redemption of the shares owned by the Company was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for such shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring that HTE's purported redemption of all of the Company-owned shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel the Company-owned shares. The Company removed the case to the United States District Court, Middle District of Florida, Orlando Division and requested a declaratory judgment from the court declaring, among other things, (a) that HTE's purported redemption of any or all of the shares held by the Company was illegal under Florida law, (b) in the alternative, that HTE's right of redemption, if any, under Florida law only applies to the "control shares" owned by the Company (i.e., those shares in excess of 20% of the issued and outstanding shares of common stock of HTE as of the date that the Company acquired such shares), (c) in the alternative, that HTE's calculation of fair value for the redemption of any or all of the shares owned by the Company was grossly understated, and (d) that the Company maintains the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by the Company. Although the Company believes that the attempted stock redemption by HTE is invalid, there can be no assurance that the court will rule in favor of the positions asserted by the Company.

    One of the Company's non-operating subsidiaries, Swan Transportation Company ("Swan"), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and the Company for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment at the foundry. The operating assets of the foundry were sold by the Company on December 1, 1995. As a non-operating subsidiary of the Company, the current assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $2.3 million at December 31, 2001. Swan has tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who have entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, the Company, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

     On December 20, 2001, Swan filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing by Swan was the result of extensive negotiations between the Company, Swan, their respective insurance carriers, and an ad hoc committee of plaintiff attorneys representing substantially all of the then known plaintiffs. Swan filed its plan of reorganization in February 2002. The principal features of the plan of reorganization include: (a) the creation of a trust, which is to be funded principally by fifteen insurance carriers pursuant to certain settlement agreements executed pre-petition between Swan, the Company, and such carriers; (b) the implementation of a claims resolution procedure pursuant to which all present and future claimants may assert claims against such trust for alleged injuries; (c) the issuance of certain injunctions under the federal bankruptcy laws requiring any such claims to be asserted against the trust and barring such claims from being asserted, either now or in the future, against Swan, the Company, all of its affected affiliates, and the insurers participating in the funding of the trust; and (d) the full and final release of each of Swan, the Company, all of its affected affiliates, and the insurers participating in the funding of the trust from any and all claims associated with the once-owned foundry by all claimants that assert a claim against, and receive compensation from, the trust. In order to receive the foregoing benefits, the Company has agreed, among other things, to make certain cash contributions to the trust, the amount of which is not expected to be in excess of the settlement liability previously recorded by the Company in its consolidated financial statements.

     The Company anticipates that Swan's plan of reorganization will be voted on by the creditors of Swan during the second quarter of 2002. Because the material terms of the plan of reorganization have been pre-negotiated between the various affected parties, the Company anticipates that the plan, as currently contemplated, will be approved by Swan's creditors, at which time it will then be presented to the bankruptcy court for final approval. If the plan of reorganization as currently contemplated is approved, the Company anticipates that all of the liabilities associated with the foundry formerly owned by affiliates of the Company will be eliminated. There can be no assurance that the plan of reorganization as currently contemplated will be approved by the creditors of Swan, and if approved by such creditors, will be approved in such form by the bankruptcy court, if at all.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tyler common stock is traded on the New York Stock Exchange. At December 31, 2001, Tyler had approximately 2,950 stockholders of record. A number of the Company's stockholders hold their shares in street name; therefore, there are substantially more than 2,950 beneficial owners of its common stock.

    The following table sets forth for the calendar periods indicating the high and low sales price per share of Tyler common stock as reported on the New York Stock Exchange.


                                                                            HIGH       LOW
                                                                            ----       ---
                    2000:          First Quarter........................  $ 6.19    $  3.88

                                   Second Quarter.......................    8.00       2.56

                                   Third Quarter........................    3.13       1.81

                                   Fourth Quarter.......................    2.44       1.13

                    2001:          First Quarter........................    2.25       1.00

                                   Second Quarter.......................    3.04       1.35

                                   Third Quarter........................    3.81       1.99

                                   Fourth Quarter.......................    4.60       2.73

                    2002:          First Quarter (through March 1, 2002)  $ 4.80    $  3.40

    No cash dividends were paid in 2001 or 2000. The Company's bank credit agreement contains restrictions on the payment of cash dividends. Also, the Company intends to retain earnings for use in the operation and expansion of its business, and therefore does not anticipate declaring a cash dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

(In thousands, except per share data)


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                   2001         2000         1999         1998         1997
                                                 ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:(1)
Revenues .....................................   $ 117,888    $  93,200    $  71,416    $  23,440    $      --
Costs and expenses:
   Cost of revenues(2) .......................      77,869       58,925       37,027       13,143           --
   Selling, general and
     administrative expense(2) ...............      31,065       32,805       27,553        8,534        2,959
   Costs (recovery) of certain acquisition
      opportunities ..........................        (235)          --        1,851        3,146           --
   Amortization of acquisition intangibles ...       6,898        6,903        4,966        1,499           --
   Interest expense (income), net ............         479        4,884        1,797          234         (822)
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
   before income taxes .......................       1,812      (10,317)      (1,778)      (3,116)      (2,137)
Income tax provision (benefit) ...............       1,540       (2,810)         188         (652)        (918)
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations .....   $     272    $  (7,507)   $  (1,966)   $  (2,464)   $  (1,219)
                                                 =========    =========    =========    =========    =========
Income (loss) from continuing operations
   per diluted share .........................   $    0.01    $   (0.17)   $   (0.05)   $   (0.08)   $   (0.06)
                                                 =========    =========    =========    =========    =========

Weighted average number of diluted shares ....      47,984       45,380       39,105       32,612       20,498
OTHER DATA:
     EBITDA(3) ...............................   $  12,968    $   4,253    $   7,981    $   2,256    $  (2,843)


                                                      AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                             2001         2000         1999         1998         1997
                                           ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:(1)
Total assets ...........................   $ 147,180    $ 150,712    $ 243,260    $ 124,328    $  39,543
Long-term obligations, excluding
  current portion ......................       2,910        7,747       61,530       37,189           --
Shareholders' equity ...................     100,884       96,122      138,904       76,346       31,403

STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities       $  12,744    $  (7,126)   $     715    $   1,758    $  (5,829)
Cash flows from investing activities          (9,706)      65,401      (24,743)     (36,787)      (2,020)
Cash flows from financing activities          (5,984)     (52,022)      24,955       27,893        2,515

(1) 2001, 2000, 1999 and 1998 include the results of operations of continuing companies formerly comprising the software systems and services segment from the acquired companies' respective dates of acquisition and excludes the results of operations of the discontinued information and property records services segment, automotive parts segment and the fund-raising segment. Prior years' selected financial data have been restated to reflect discontinuation of the information and property records services segment in 2000, the automotive parts segment in 1998 and the fund-raising segment in 1997. For years prior to 1998, selling, general and administrative expense includes only amounts relating to the holding company. See Notes 2 and 3 in Notes to Consolidated Financial Statements.

(2) Depreciation and amortization included in cost of revenues and selling, general and administrative expense for 2001, 2000, 1999, 1998 and 1997 was $4,014, $2,783, $1,145, $493 and $116, respectively.

(3) EBITDA consists of income or loss from continuing operations before interest, costs (recovery) of certain acquisition opportunities, income taxes, depreciation, and amortization. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States. EBITDA does not take into account the Company's debt service requirements and other commitments and accordingly EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD - LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than historical or current facts, including, without limitation, statements about the business, financial condition, business strategy, plans and objectives of management, and prospects of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Such risks and uncertainties include, without limitation, the ability of the Company to successfully integrate the operations of acquired companies, technological risks associated with the acceptance of the Company's products by its customers, development of new products and the enhancement of existing products, changes in the budgets and regulatory environments of the Company's government customers, the ability to attract and retain qualified personnel, changes in product demand, the availability of products, changes in competition, changes in economic conditions, changes in tax risks and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements.

    When used in this Annual Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should," "projects," "forecasts," "might," "could" or the negative of such terms and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

    On September 29, 2000, the Company sold for cash certain net assets of Kofile, Inc. ("Kofile") and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements. Effective December 29, 2000, the Company sold for cash its land records business unit, Business Resources Corporation ("Resources"), including among others, Resources wholly-owned subsidiaries Government Records Services, Inc. and Title Records Corporation, to an affiliate of Affiliated Computer Services, Inc. ("ACS"). Concurrent with the sale to ACS, management of the Company with the Board of Director's approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to substantially reduce debt. In March 1999, the Company sold its automotive parts segment. The business and assets divested or identified for divesture have been classified as discontinued operations in 2001, 2000 and 1999. All prior year financial information included herein has been restated to reflect these dispositions as discontinued operations. Continuing operations in 2001, 2000, and 1999 are comprised of the results of operations of the companies formerly comprising the software systems and services segment.

The following is a summary of significant acquisitions consummated in prior years that remain in continuing operations:

    On February 19, 1998, the Company acquired The Software Group and Interactive Computer Designs, Inc., which provide county, local and municipal governments with software, systems and services to serve their information technology and automation needs.

    Effective August 1, 1998, the Company completed the purchase of Computer Management Services, which provides integrated information management systems and services to county and municipal governments.

    Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc., which supplies networked computing solutions and services for county governments.

    Effective April 1, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance, a company which develops and markets fund accounting software and other applications for state and local governments, not-for-profit organizations and cemeteries.

    On April 21, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software, which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, intangible assets, bad debts and long-term service contracts, deferred income tax assets, reserve for discontinued operations and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

    The Company derives revenue from software licenses, hardware, postcontract customer support/maintenance and services which typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements which do not entail the performance of services which are considered essential to the functionality of the software, the Company records revenue when the delivered products or performed services result in a legally enforceable claim. The Company maintains allowances for doubtful accounts, sales adjustments and estimated cost of product warranties which are provided at the time the revenue is recognized. Because of the nature of its customers being governmental entities, the Company rarely incurs a loss resulting from the inability of its customers to make required payments. Alternatively, customers may become dissatisfied with the functionality of the software products and/or the quality of the services and request a reduction of the aggregate contract price or similar concession. While the Company engages in extensive product and service quality programs and processes, the Company's allowances for such contract price reductions may need to be revised in the future. In connection with its customer contracts and the related adequacy of its reserves and measures of progress towards completion, the Company's project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, corporate as well as operating company management review on a quarterly basis significant past due account receivables and the related adequacy of the Company's reserves.

    For software arrangements that include customization of the software which is considered essential to its functionality and for real estate appraisal outsourcing projects, the Company recognizes revenue and profit as the work progresses using the percentage-of-completion method. This method relies on estimates of total expected contract revenue, billings and collections and expected contract costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. At times, the Company performs additional and/or non-contractual services for little to no incremental fee, to satisfy the customer expectations. Recognized revenues and profit are subject to revisions such as the type just described as the contract progresses to completion. Revisions to future profit estimates are charged to income in the period in which the facts that give rise to the revision first become known.

    The Company accounts for all of its acquisitions using the purchase method of accounting for business combinations. The cost of acquired companies is allocated to identifiable assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, the Company has a significant balance of acquisition intangible assets, including software, customer base, workforce and goodwill. In addition, the Company capitalizes software development costs incurred subsequent to the establishment of technological feasibility. These intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is generally measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows are not achieved.

    With an original cost basis of $15.8 million, the Company acquired a 32% interest in HTE, a publicly held company in which the Company is unable to exert significant influence. Accordingly, the investment is classified as an available-for-sale security and is recorded at fair value as determined by quoted market prices, which have been reasonably volatile. The Company's accounting policy is to record an investment impairment charge when it believes an investment has experienced a decline in value other than temporary. To date, the unrealized holding loss in this investment has been excluded from earnings and has been reported in a separate component of shareholders' equity. During 2001, HTE attempted a cash redemption for all of the shares held by the Company for an aggregate redemption price of $7.3 million, which is materially less than the carrying value recorded at December 31, 2001 and the Company's original cost basis, and litigation between the two parties has been initiated. Future adverse changes in market conditions affecting HTE, poor operating results, or an adverse court ruling regarding the attempted redemption or a negotiated settlement could result in a reduction in the original cost basis to the then current fair value being charged to operations in the future.

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

    The Company has a reserve for discontinued operations which includes, among other things, a reserve for estimated claim settlement costs associated with work related injuries and physical conditions of former employees resulting from alleged injuries from silica, asbestos, and/or related industrial dusts during their employment. In late 2001, a non-operating subsidiary of the Company filed a bankruptcy petition, and this subsidiary was the parent of a company which was the former owner of a cast iron pipe and fittings foundry where the alleged injuries occurred. Because the material terms of the plan of reorganization have been pre-negotiated between the various affected parties, the Company anticipates that the plan, as currently contemplated, will be approved by the subsidiary's creditors, at which time it will then be presented to the bankruptcy court for final approval. If the plan of reorganization as currently contemplated is approved, the Company anticipates that all of the liabilities associated with the foundry formerly owned by affiliates of the Company will be eliminated at an amount no greater than the liability reflected in the consolidated financial statements. In the event the proposal plan does not materialize, it is reasonably possible that the amounts recorded as liabilities for this matter could change by material amounts. There can be no assurance that the plan of reorganization as currently contemplated will be approved by the creditors and if approved by such creditors, will be approved in such form by the bankruptcy court, if at all.

2001 COMPARED TO 2000

REVENUES

    Revenues from continuing operations were $117.9 million for the year ended December 31, 2001, a 26% increase from revenues of $93.2 million for the prior year.

    Software license revenues increased each quarter during 2001 from $3.6 million in the first quarter to $5.8 million in the fourth quarter. For the year ended December 31, 2001, software license revenue was $18.9 million, compared to $18.6 million for the year ended December 31, 2000. The increase was due mainly to sales of third-party software that provided additional functionality to certain of the Company's proprietary software, sales of proprietary software to new customers and in new geographic areas, primarily the midwestern United States, and sales of upgraded financial and utility software modules to existing customers. The increase was somewhat offset by lower tax and appraisal software sales.

    Professional services revenues grew 41% to $52.9 million for the year ended December 31, 2001, from $37.4 million for the year ended December 31, 2000. Included in professional services revenues for the year ended December 31, 2001, was appraisal outsourcing services revenue of $34.3 million, compared to $20.8 million in the prior year. The 65% increase for the year in appraisal outsourcing services revenue was primarily due to the Company's continued progress on its contract with Nassau County, New York Board of Assessors ("Nassau County"). The contract to provide outsourced assessment services for Nassau County, together with tax assessment administration software and training, is valued at a total of approximately $34.0 million. Implementation of the Nassau County contract began in September 2000 and is expected to be completed by the Spring of 2003. For the year ended December 31, 2001, the Company recorded $14.4 million of professional services revenue related to Nassau County.

    For the year ended December 31, 2001, maintenance revenue increased 23%, to $39.9 million, from $32.5 million for 2000. Higher maintenance revenue was due to an increase in the Company's base of installed software and systems products and maintenance rate increases for several product lines. Maintenance and support services are provided for the Company's software and related products.

    Hardware and other revenues increased $1.6 million for the year ended December 31, 2001 from $4.6 million for the same period of 2000. Approximately $700,000 of the increase relates to the Nassau County contract. Other increases are due to timing of installations of equipment on customer contracts and are dependent on the contract size and on varying customer hardware needs.

COST OF REVENUES

    For the year ended December 31, 2001, cost of revenues was $77.9 million compared to $58.9 million for the year ended December 31, 2000. The increase in cost of revenues was primarily due to the increase in revenues.

    Gross margin was 34% for the year ended December 31, 2001, compared to 37% for the year ended December 31, 2000. Overall gross margins were lower because the Company's 2001 revenue mix included more professional services compared to 2000. Historically, gross margins are higher for software licenses than for professional services due to personnel costs associated with professional services. In addition, software license costs increased during 2001 compared to 2000, due to increased amortization of software development costs. The Company released several new products during the second and third quarters of 2001, at which time amortization of the related software development costs commenced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expense for the year ended December 31, 2001 was $31.1 million compared to $32.8 million in the prior year. Selling, general and administrative expense as a percentage of revenues declined to 26% in 2001 from 35% in 2000 because such expenses are primarily fixed and therefore did not increase in proportion to the Company's revenue growth. The decline in selling, general and administrative expense was due to a reduction in corporate costs following the sale of the information and property records services segment, lower acquisition-related costs such as legal and travel expenses and lower research and development costs which are expensed.

AMORTIZATION OF ACQUISITION AND OTHER INTANGIBLES

    The Company has accounted for all of its past acquisitions using the purchase method of accounting for business combinations. The excess of the purchase price over the fair value of the net identifiable assets of the acquired companies ("goodwill") is amortized using the straight-line method of amortization over their respective estimated useful lives. See "Accounting Pronouncements Not Yet Adopted".

    At December 31, 2001 and 2000, the Company had $82.2 million and $84.7 million, respectively, of goodwill, post-acquisition software development costs and other intangible assets, net of accumulated amortization. Such intangibles amounted to 56% of total assets at December 31, 2001 and 2000; and 81% and 88% of shareholders' equity at December 31, 2001 and 2000, respectively. Goodwill excluding accumulated amortization at December 31, 2001 and 2000 was $51.1 million. Amortization expense of acquisition intangibles was $6.9 million in 2001 and 2000.

    The Company considers a variety of factors in estimating the useful lives and recoverability of goodwill and other intangible assets. Determining the appropriate useful life of goodwill and other intangible assets is a matter of judgment. In making its determination, the Company considered a number of factors, including the following:

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

    o   estimated future cash flows of the respective assets;

    o   competition; and

    o   industry practice.

    In addition, the Company periodically retains the services of an outside appraisal firm to assist in determining the initial value assigned to newly acquired identifiable intangible assets and the estimated useful lives. At December 31, 2001 and 2000, management of the Company believes such assets are recoverable and the estimated useful lives are reasonable.

NET INTEREST EXPENSE

    Net interest expense was $479,000 for the year ended December 31, 2001 compared to $4.9 million for the year ended December 31, 2000. Interest expense declined due to a significant reduction in bank debt with the proceeds from the disposal of the Company's former information and property records services segment (see Note 2 in Notes to Consolidated Financial Statements). In addition, in connection with certain internally developed software projects, the Company capitalized $578,000 of interest costs during 2001, compared to $586,000 for 2000.

INCOME TAX PROVISION

    For the year ended December 31, 2001, the Company had income from continuing operations before income taxes of $1.8 million and an income tax provision of $1.5 million, resulting in an effective tax rate of 85%. For 2000, the Company had a loss from continuing operations before income tax benefit of $10.3 million and an income tax benefit of $2.8 million, resulting in an effective benefit rate of 27%. The effective income tax rate for the year ended December 31, 2001 were different from the statutory United States federal income tax rate of 35% primarily due to non-deductible items such as goodwill amortization as compared to the relative amount of pretax earnings or loss.

DISCONTINUED OPERATIONS

    On September 29, 2000, the Company sold for a cash sale price of $14.4 million certain net assets of Kofile, Inc. and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements. Effective December 29, 2000, the Company sold for cash its land records business unit, Business Resources Corporation, to an affiliate of ACS (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, management of the Company with the Board of Directors' approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The business and assets divested or identified for divesture have been classified as discontinued operations in the accompanying consolidated financial statements with prior periods' financial statements restated to report separately their operations in compliance with Accounting Principles Board ("APB") Opinion No. 30.

    The Company's formal plan of disposal provided for the remaining businesses and assets of the information and property records services segment to be disposed of by December 29, 2001. At the time management elected to discontinue the remaining businesses in this segment, its remaining assets included a start-up company engaged in constructing a Web-enabled national repository of public records data, and Capitol Commerce Reporter, Inc. ("CCR"), which provides public records research, principally in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the repository and other related products and exit the land records business following the Resources Sale.

    The estimated loss on the disposal of these remaining businesses and assets at December 29, 2000, amounted to $13.6 million (after an income tax benefit of $3.8 million), consisting of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates. Although the actual proceeds on the subsequent sales of businesses and assets and the related income tax treatment of the various disposals differed from the individual components of each as originally estimated at the time the reserve for losses for discontinued operations was first established, no adjustment to the net loss reserve is considered appropriate at this time. The anticipated operating losses to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The provision for anticipated operating costs which was provided in 2000 approximates actual operating costs incurred since the measurement date of December 29, 2000.

    On May 16, 2001, the Company sold all of the common stock of another business that had previously been designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, approximately 60,000 shares of Company common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. Because the note receivable is highly dependent upon future operations of the buyer, the Company is recording its value as cash is received. On September 21, 2001, the Company sold all of the common stock of CCR for $3.1 million in cash and future payments contingent on the retention of certain customers subsequent to the sale. Since the gains or losses on these sales were estimated as of the measurement date of December 29, 2000, no additional adjustments were recorded to the estimated loss on the disposals of the discontinued businesses.

    Revenues from the information and property records services segment amounted to $39.7 million for the year ended December 31, 2000.

    One of the Company's non-operating subsidiaries is involved in various claims for work-related injuries and physical conditions relating to a formerly owned subsidiary that was sold in 1995. During 2001 and 2000, the Company recorded net losses, net of related tax effect, of $3,000 and $748,000, respectively (See Note 17 in Notes to Consolidated Financial Statements).

INVESTMENT SECURITY AVAILABLE-FOR-SALE

    Pursuant to an agreement with two major shareholders of HTE, the Company acquired approximately 32% of HTE's common stock in two separate transactions in 1999. On August 17, 1999, the Company exchanged 2.3 million shares of its common stock for 4.7 million shares of HTE common stock. This initial investment was recorded at $14.0 million. The second transaction occurred on December 21, 1999, in which the Company exchanged 484,000 shares of its common stock for 969,000 shares of HTE common stock. This additional investment was recorded at $1.8 million. The investment in HTE common stock is classified as a non-current asset since it was made for a continuing business purpose.

    Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions, which restrictions may be removed by a vote of the shareholders. The Florida "control share" statute has not been interpreted by the courts. HTE has taken the position that, under the Florida statute, all of the shares acquired by the Company constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than the Company, restore voting rights to those shares. Management of the Company believes that only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares" and therefore believes the Company currently has the right to vote all HTE shares it owns up to at least 20% of the outstanding shares of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny the Company its right to vote the "control shares" of HTE.

    On October 29, 2001, HTE notified the Company that it had attempted a cash redemption of all of the 5.6 million shares of HTE common stock currently owned by the Company at a price of $1.30 per share. Management of the Company believes that the attempted redemption of the Company-owned HTE shares was invalid and takes exception to the manner in which fair value was calculated. Management of HTE contends that its ability to redeem the shares of common stock owned by the Company and the manner of calculation of fair value by HTE is in accordance with Florida state statutes for "control shares." On October 29, 2001, the Company notified HTE that its purported redemption of the shares owned by the Company was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for such shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring that HTE's purported redemption of all of the Company-owned shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel the Company-owned shares. The Company removed the case to the United States District Court, Middle District of Florida, Orlando Division and requested a declaratory judgment from the court declaring, among other things, (a) that HTE's purported redemption of any or all of the shares held by the Company was illegal under Florida law, (b) in the alternative, that HTE's right of redemption, if any, under Florida law only applies to the "control shares" owned by the Company (i.e., those shares in excess of 20% of the issued and outstanding shares of common stock of HTE as of the date that the Company acquired such shares), (c) in the alternative, that HTE's calculation of fair value for the redemption of any or all of the shares owned by the Company was grossly understated, and (d) that the Company maintains the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by the Company. Although the Company believes that the attempted stock redemption by HTE is invalid there can be no assurance that the court will rule in favor of the positions asserted by the Company.

    Under accounting principles generally accepted in the United States, an investment of 20% or more of the voting stock of an investee should lead to a presumption that in absence of evidence to the contrary, an investor has the ability to exercise significant influence over the operating and financial policies of an investee. Management of the Company has concluded that it currently does not have such influence as evidenced by the following key factors:

    o Inability to resolve the different interpretations regarding the ability to vote the shares;

    o Inability to obtain additional financial information not otherwise available to other shareholders; and

    o Inability to obtain certain confirmations and consents from the investee's independent auditors.

    Accordingly, the Company accounts for its investment in HTE pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, the Company used quoted market price per share in calculating fair value to be used for financial reporting purposes. SFAS No. 115 does not permit the adjustment of quoted market prices in the determination of fair value and, accordingly, the ultimate value the Company could realize because of its significant investment could vary materially from the amount presented. These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities (none in each of the three years ended December 31, 2001) are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Management of Tyler continues to conclude it has both the intent and the ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in fair value. At this time, management of the Company does not believe the decline in the market value is other than temporary. In making this determination, management considered, among other items, the conditions in the local government software industry, the financial condition of the issuer, and recent public statements by the issuer concerning its future prospects. In addition, for a period of time during 2001 and in February 2002, the quoted market value price per share of HTE was above Tyler's average per share cost basis of $2.81 per share. The cost, fair value and gross unrealized holding gains (losses) of the investment securities available-for-sale, based on the quoted market price for HTE common stock (amounts in millions, except per share amounts) are presented below.



                                     Quoted Market                                             Gross Unrealized
                                    Price Per Share          Cost           Fair Value      Holding Gains (Losses)
                                    ---------------          ----           ----------      ----------------------

        December 31, 2001                $ 2.00              $ 15.8            $ 11.2               $ (4.6)

        December 31, 2000                  0.91                15.8               5.1                (10.7)

        February 21, 2002                  4.36                15.8              24.5                  8.7


NET INCOME AND OTHER MEASURES

    Net income was $269,000 in 2001 compared to a net loss of $24.6 million in 2000. For 2001, diluted earnings per share was $0.01 and, for 2000, diluted loss per share was $0.54. Income from continuing operations was $272,000, or $0.01 per diluted share in 2001, compared to a loss from continuing operations of $7.5 million, or $0.17 per diluted share in 2000.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations for the year ended December 31, 2001, was $13.0 million, compared to EBITDA of $4.3 million in 2000. EBITDA consists of income or loss from continuing operations before interest, income taxes, depreciation, amortization and costs (recovery) of acquisition costs previously expensed. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, the Company believes that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily indicative of amounts that may be available for reinvestment in the Company's business or other discretionary uses. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. Cash provided by operating activities for the year ended December 31, 2001 was $12.7 million compared to cash used by operating activities of $7.1 million for the year ended December 31, 2000.

2000 COMPARED TO 1999

    Because of the significance of certain of the Company's acquisitions in 1999, in the following analysis of results of operations, the Company has provided pro forma amounts as if all of the Company's acquisitions and dispositions previously discussed had occurred as of the beginning of 1999. There were no acquisitions since 1999 that remain in continuing operations.

REVENUES

    On a pro forma basis, revenues were $93.2 million for the year ended December 31, 2000, compared to $107.4 million in the comparable prior year period. The decline in revenues on a pro forma basis was primarily because of post-Year 2000 ("Y2K") related factors. Local governments reduced spending for software applications and systems in 2000 for a variety of reasons, including the acceleration of some projects into 1999 in anticipation of Y2K problems and the delay of some new systems projects in 2000 as they recovered from intensive efforts to become Y2K compliant in the prior year. Many customers and potential customers appeared to have instituted Y2K "lockdowns" and did not install new systems during 2000. Additionally, the 1999 pro forma revenues benefited somewhat from accelerated Y2K compliance related sales.

    Pro forma software license revenue in 2000 decreased approximately 25% to $18.6 million from $24.9 million in 1999. Pro forma software license revenue comparisons were negatively impacted by the post-Y2K factors described above.

    Professional service revenue on a pro forma basis decreased approximately $6.5 million to $37.4 million in 2000 from $43.9 million in 1999. Professional services such as data conversion and training are often contracted for in conjunction with software license sales. Thus, the decline in software license sales volume in 2000 negatively impacted related professional services revenues. Pro forma professional services revenue declined despite the inclusion of approximately $4.7 million of appraisal services and software revenue in 2000 from the Company's contract with Nassau County.

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

COST OF REVENUES

    For the year ended December 31, 2000, on a pro forma basis, cost of revenues was $58.9 million compared to $60.9 million in 1999. Gross margin, on a pro forma basis, decreased to 37% in 2000 from 43% for the same period in the prior year. Gross margin decreased because software license revenue was a lower percentage of the overall product mix in 2000 compared to 1999. Software license revenue carries higher margins than other revenue categories. Another factor contributing to a lower gross margin in 2000 was higher personnel costs. Personnel costs, which are the primary component of cost of service and maintenance revenue, increased due to higher costs of contract labor, salary adjustments and higher head count as a result of staffing increases associated with record high revenues in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    For the year ended December 31, 2000, selling, general and administrative expense was $32.8 million, or 35% of revenues. For the same period in the prior year, selling, general and administrative expense was $35.1 million, or 33% of revenues, on a pro forma basis. Selling, general and administrative expense include sales commission costs, which declined as a result of lower sales volume. This decline was offset somewhat by costs associated with consolidating certain finance and administrative functions and higher personnel costs.

COSTS (RECOVERY) OF CERTAIN ACQUISITION OPPORTUNITIES

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

    Accordingly, the aggregate bridge financings and related accrued interest receivable and other costs amounting to $1.9 million were expensed in the 1999 consolidated financial statements. In 2001 the Company received cash of approximately $235,000 through CPS bankruptcy proceedings in connection with the notes. The Company anticipates no further recovery of amounts due under its secured notes.

AMORTIZATION OF ACQUISITION INTANGIBLES

    The Company has accounted for all acquisitions using the purchase method of accounting for business combinations. Unallocated purchase price over the fair value of net identifiable assets of the acquired companies ("goodwill") and intangibles associated with acquisition are amortized using the straight-line method of amortization over their respective useful lives, commencing at the acquisition date. Amortization expense of acquisition intangibles increased $1.9 million from 1999 to $6.9 million in 2000 as the result of several acquisitions which occurred mid-year 1999.

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

DISCONTINUED OPERATIONS

    The income (loss) from operations (net of income taxes) amounted to a loss of $4.3 million for the year ended December 31, 2000 and income of $1.9 million for the year ended December 31, 1999 and represents the operating income or loss of the information and property records services segment until their disposal measurement date of December 29, 2000. The loss on disposal (net of income taxes) amounting to $12.8 million for the year ended December 31, 2000 represents the gain or loss on the disposal of Kofile and of Resources, as well as the estimated loss on the anticipated disposals of the remaining businesses in this segment. In addition to the loss on disposal of information and property records services in 2000, the Company also recorded loss on disposal in 2000 and 1999 of $748,000 (net an income tax benefit of $403,000) and $1.9 million (net of an income tax benefit of $877,000), respectively, in connection with non-operating subsidiaries involved in various claims for work related injuries and physical conditions and for environmental claims relating to a formerly owned subsidiary that was sold in 1995. Also, the 1999 loss on disposal includes an additional loss of $907,000 (net of income taxes of $183,000) in connection with the automotive parts segment disposal.

NET LOSS AND OTHER MEASURES

    Net loss was $24.6 million in 2000 compared to $2.8 million in 1999. Diluted loss per share was $0.54 and $0.07 for 2000 and 1999, respectively. Net loss from continuing operations was $7.5 million, or $0.17 per diluted share, in 2000 compared to net loss of $2.0 million, or $0.05 per diluted share, in 1999.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting and reporting of acquired goodwill and other intangible assets. SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS No. 142. Intangible assets with an indefinite useful economic life should not be amortized until the life of the asset is determined to be finite. The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 142 will have a significant favorable impact on the Company's 2002 financial results and beyond. See Note 1 in Notes to Consolidated Financial Statements for further discussion of the impact of SFAS No. 142.

    Also in June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. The Company is required to adopt the provisions of SFAS No. 141 effective January 1, 2002.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Under SFAS No. 144, an impairment loss is recognized only if the carrying amount of a long-lived asset to be held and used is not recoverable from its undiscounted cash flows and the loss is measured as the difference between the carrying amount and the fair value of the asset. Long-lived assets to be disposed of by sale are to be measured at the lower of their carrying amount or fair value, less cost to sell, and depreciation related to such long-lived assets is required to be discontinued.

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

FINANCIAL CONDITION AND LIQUIDITY

    During the year ended December 31, 2001, the Company had a revolving credit agreement with a group of banks (the "Senior Credit Facility"), which initially provided for borrowings up to $15.0 million and had a maturity date of July 1, 2002. After amendments to the Senior Credit Facility in May and September related to the sale of certain assets, the available borrowings were reduced to $7.0 million. Borrowings under the Senior Credit Facility bore interest at the lead bank's prime rate plus a margin of 3%. The borrowings were limited to 80% of eligible receivables. In December 2001, the Company terminated the Senior Credit Facility. The effective average interest rates for borrowings under the Senior Credit Facility during 2001 and 2000 were 10.3% and 10.2%, respectively.

    On March 5, 2002, the Company entered into a new revolving credit agreement with a bank (the "2002 Credit Facility") which has a maturity date of January 1, 2005 and provides for total availability of up to $10.0 million. Borrowings under the 2002 Credit Facility bear interest at either prime rate or at the London Interbank Offered Rate plus a margin of 3% and are limited to 80% of eligible accounts receivable. The 2002 Credit Facility is secured by substantially all of the Company's personal property, and by a pledge of the common stock of the Company's operating subsidiaries, and is also guaranteed by such subsidiaries. Under the terms of the 2002 Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions and is also prohibited from making certain investments, advances, dividends or loans.

    The Company leases certain offices, transportation, computer and other equipment used in its continuing operations under noncancelable operating lease agreements expiring at various dates through 2011. Most leases contain renewal options and some contain purchase options. Total future obligations under noncancelable leases and maturities of long-term debt at December 31, 2001, are as follows: 2002 - $3.2 million; 2003 - $2.7 million; 2004 - $2.4 million; 2005
- $4.7 million; 2006 - $1.6 million; subsequent to 2006 - $5.4 million. Payments in 2005 include a note payment of $2.8 million.

    For the year ended December 31, 2001, the Company made capital expenditures of $9.3 million for continuing operations. These expenditures included $6.2 million relating to software development costs. The remaining expenditures were primarily for computer equipment and expansions required to support internal growth. The Company also purchased a formerly leased building for $1.3 million in connection with an existing obligation of the discontinued information and property records service segment. Subsequent to December 31, 2001, the Company entered into a contract to sell the building for approximately $1.0 million in cash subject to the potential buyer securing financing for the purchase. The building is included in net assets of discontinued operations on the consolidated balance sheet at December 31, 2001. Capital expenditures in 2001 were primarily funded with cash generated from operations.

    Excluding acquisitions, Tyler anticipates that 2002 capital spending will be approximately $10.0 million, $6.5 million of which will be related to software development. Capital spending in 2002 is expected to be funded from cash flow from operations.

    On May 16, 2001, the Company sold all of the common stock of one of the remaining businesses that was previously designated as a discontinued operation. In connection with the sale, the Company received, among other consideration, cash proceeds of $575,000, and a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%. On September 21, 2001, the Company sold all of the common stock of CCR, which had also been classified as a discontinued operation. The sale price of the common stock consisted of $3.1 million in cash, as well as future payments contingent on the retention of certain customers subsequent to the sale.

    On November 4, 1999, the Company acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company ("CLT") from a privately held company ("Seller"). A portion of the consideration consisted of the issuance of
1.0 million restricted shares of Tyler common stock and included price protection on the sale of the stock. The price protection, which expired November 4, 2001, was equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but was limited to $2.75 million. During the year ended December 31, 2001, the Seller submitted to Tyler a claim under the price protection provision which qualified for the maximum amount of the price protection. The purchase agreement contained a number of post-closing adjustments which resulted in a receivable of approximately $1.4 million due Tyler from the Seller. During the year ended December 31, 2001 and concurrent with the settlement of the price protection provision, Tyler paid the Seller $1.35 million in cash on a net basis and eliminated the aforementioned receivable. The two parties entered into a mutual release agreement to fully settle the price protection and related purchase agreement provisions.

    The Company is from time to time engaged in discussions with respect to selected acquisitions and expects to continue to assess these and other strategic acquisition opportunities as they arise. The Company may also require additional financing if it decides to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to the Company. Absent any acquisitions, the Company anticipates that cash flows from operations, working capital and available borrowing capacity under the 2002 Credit Facility will provide sufficient funds to meet its needs for at least the next year.

CAPITALIZATION

    The Company's capitalization at December 31, 2001, consisted of $3.0 million in long-term obligations (including current portion) and $100.9 million in shareholders' equity. The total debt-to-capital ratio was 2.9% at December 31, 2001.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    The information required by Items 10 through 13 of Part III is incorporated herein by reference from the indicated sections of Tyler's definitive proxy statement for its annual meeting of stockholders to be held on May 9, 2002 (the "Proxy Statement"). Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report, the Audit Committee Report or the Stock Performance Graphs, included in the Proxy Statement.

                                                 Headings in Proxy Statement
                                                 ---------------------------
ITEM 10.  Directors and Executive Officers    "Directors and Executive Officers"
          of the Registrant.

ITEM 11.  Executive Compensation.                  "Executive Compensation"

ITEM 12.  Security Ownership of Certain       "Security Ownership of Directors,
          Beneficial Owners and Management.    Executive Officers and Principal
                                                        Shareholders"

ITEM 13.  Certain Relationships and Related
          Transactions.                             "Certain Transactions"

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

            (a) (1) The consolidated financial statements of the Company are filed as part of this report.

                                                                            PAGE
                                                                            ----

                    Report of Independent Auditors........................    30

                    Consolidated Statements of Operations for the years
                      ended December 31, 2001, 2000, and 1999.............    31

                    Consolidated Balance Sheets as of December 31, 2001
                      and 2000............................................    32

                    Consolidated Statements of Shareholders' Equity for
                      the years ended December 31, 2001, 2000, and 1999...    33

                    Consolidated Statements of Cash Flows for the years
                      ended December 31, 2001, 2000, and 1999.............    34

                    Notes to Consolidated Financial Statements............    35

                (2) The following financial statement schedule is filed
                    as part of this report.

                    Schedule II--Valuation and Qualifying Accounts for
                      the years ended December 31, 2001, 2000, and 1999...    51

                (3) Exhibits

    Certain of the exhibits to this report are hereby incorporated by reference, as specified:


           EXHIBIT
           NUMBER                           DESCRIPTION
           -------      --------------------------------------------------------
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

            3.4         Certificate of Amendment dated May 19, 1999 to the
                        Restated Certificate of Incorporation (filed as Exhibit
                        3.4 to the Company's Form 10-K for the year ended
                        December 31, 2000, and incorporated herein).

            4.2         Specimen of Common Stock Certificate (filed as Exhibit
                        4.1 to the Company's registration statement no. 33-33505 and incorporated herein).

            4.4         Purchase Agreement dated May 19, 2000, between Tyler
                        Technologies, Inc., and Sanders Morris Harris Inc.
                        (filed as Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein)

            4.5 Warrant to purchase common stock of Tyler Technologies, Inc. (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein)

           *4.6 Credit Agreement dated as of February 27, 2002, by and between Tyler Technologies, Inc. and Bank of Texas, N.A.

           *4.7         First Amendment to Credit Agreement by and between Tyler
                        Technologies, Inc. and Bank of Texas, N.A. dated March
                        5, 2002.

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

            10.3 Asset Purchase Agreement dated September 29, 2000, by and among Tyler Technologies, Inc., Kofile, Inc.,
                        Spectrum Data, Inc., EiSolutions, Inc., Kofile
                        Acquisition Corporation and Spectrum Data Acquisition
                        Corporation (filed as Exhibit 4.7 to the Company's Form
                        10-Q for the quarter ended September 30, 2000, and incorporated herein)

            10.4        Real Estate Purchase and Sale Agreement dated September
                        29, 2000, by and among Business Resources Corporation,
                        Spectrum Data, Inc. and William D. and Marilyn Oates
                        (filed as Exhibit 4.8 to the Company's Form 10-Q for the quarter ended September 30, 2000, and incorporated herein)

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

            10.13       Purchase agreement dated March 26, 1999 between Tyler
                        Corporation and HalArt, L.L.C. (filed as Exhibit 10.1 to the Company's Form 8-K, dated April 8, 1999, and incorporated herein).

            10.14 Agreement and Plan of Merger dated April 20, 1999, between Tyler Corporation ("Parent") and Computer Center
                        Software Inc., a Delaware corporation and wholly-owned subsidiary of Parent, Process, Incorporated d/b/a
                        Computer Center Software (filed as exhibit 10.1 to the
                        Company's Form 8-K, dated May 4, 1999 and incorporated herein).

            10.15 Asset Purchase Agreement dated November 3, 1999 to be effective as of October 29, 1999, by and among Tyler
                        Technologies, Inc., CLT Company, a Delaware corporation and wholly-owned subsidiary of the Company, and Day &
                        Zimmermann, L.L.C., a Delaware limited liability corporation (filed as Exhibit 10.1 to the Company's Form
                        8-K, dated November 18, 1999 and incorporated herein).

            10.16 Stock Purchase Agreement, dated as of December 29, 2000, among Affiliated Computer Services, Inc., ACS Enterprise
                        Solutions, Inc., Tyler Technologies, Inc., and Business
                        Resources Corporation (filed as Exhibit 10.1 to the
                        Company's Form 8-K, dated January 16, 2001 and incorporated herein).

            *21         Subsidiaries of Tyler

            *23         Consent of Ernst & Young LLP

                        Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*    Filed herewith.

(b)  Reports on Form 8-K


                Form 8-K          Item
              Reported Date     Reported          Exhibits Filed
              -------------     --------   -------------------------------------
                12/28/01           5       Swan Transportation Company, a
                                           non-operating subsidiary of Tyler
                                           Technologies, Inc., filed a petition
                                           under Chapter 11 of the U.S.
                                           Bankruptcy Code in the United States
                                           Bankruptcy Court for the District of
                                           Delaware

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TYLER TECHNOLOGIES, INC.

Date: March 5, 2002                        By:  /s/ Louis A. Waters
                                                ------------------------------
                                                Louis A. Waters
                                                Co-Chief Executive Officer
                                                Chairman of the Board
                                                (principal executive officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date: March 5, 2002                 By: /s/ Louis A. Waters
                                            -----------------------------------------------
                                                Louis A. Waters
                                                Chairman of the Board
                                                Co-Chief Executive Officer

    Date: March 5, 2002                 By: /s/ John M. Yeaman
                                            -----------------------------------------------
                                                John M. Yeaman
                                                Co-Chief Executive Officer and President
                                                Director
                                                (principal executive officer)

    Date: March 5, 2002                 By: /s/ Theodore L. Bathurst
                                            -----------------------------------------------
                                                Theodore L. Bathurst
                                                Vice President and Chief
                                                Financial Officer
                                                (principal financial officer)

    Date: March 5, 2002                 By: /s/ Brian K. Miller
                                            -----------------------------------------------
                                                Brian K. Miller
                                                Vice President - Finance and Treasurer

    Date: March 5, 2002                 By: /s/ Terri L. Alford
                                            -----------------------------------------------
                                                Terri L. Alford
                                                Controller
                                                (principal accounting officer)

    Date: March 5, 2002                 By: /s/ Ben T. Morris
                                            -----------------------------------------------
                                                Ben T. Morris
                                                Director

    Date: March 5, 2002                 By: /s/ Ulrich Otto
                                            -----------------------------------------------
                                                Ulrich Otto
                                                Director

    Date: March 5, 2002                 By: /s/ G. Stuart Reeves
                                            -----------------------------------------------
                                                G. Stuart Reeves
                                                Director

    Date: March 5, 2002                 By: /s/ Glenn A. Smith
                                            -----------------------------------------------
                                                Glenn A. Smith
                                                Director

    Date: March 5, 2002                 By: /s/ John D. Woolf
                                            -----------------------------------------------
                                                John D. Woolf
                                                Director

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tyler Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       ERNST & YOUNG LLP

Dallas, Texas
February 22, 2002, except for the
last paragraph in Note 10 as to which
the date is March 5, 2002

Tyler Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts


                                                          2001              2000              1999
                                                      ------------      ------------      ------------
Revenues:
  Software licenses                                   $     18,899      $     18,615      $     20,252
  Professional services                                     52,858            37,412            21,679
  Maintenance                                               39,915            32,537            19,721
  Hardware and other                                         6,216             4,636             9,764
                                                      ------------      ------------      ------------
          Total revenues                                   117,888            93,200            71,416

Cost of revenues:
  Software licenses                                          3,982             2,172             2,515
  Professional services and maintenance                     69,272            53,193            27,159
  Hardware and other                                         4,615             3,560             7,353
                                                      ------------      ------------      ------------
          Total cost of revenues                            77,869            58,925            37,027
                                                      ------------      ------------      ------------

     Gross margin                                           40,019            34,275            34,389

Selling, general and administrative expense                 31,065            32,805            27,553
Costs (recovery) of  certain acquisition
   opportunities                                              (235)               --             1,851
Amortization of acquisition intangibles                      6,898             6,903             4,966
                                                      ------------      ------------      ------------

     Operating income (loss)                                 2,291            (5,433)               19

Interest expense                                              (630)           (4,914)           (2,096)
Interest income                                                151                30               299
                                                      ------------      ------------      ------------

Income (loss) from continuing operations
   before income taxes                                       1,812           (10,317)           (1,778)
Income tax provision (benefit)                               1,540            (2,810)              188
                                                      ------------      ------------      ------------
Income (loss) from continuing operations                       272            (7,507)           (1,966)

Discontinued operations:
   Income (loss) from operations, after
      income taxes                                              --            (4,251)            1,902
   Loss on disposal, after income taxes                         (3)          (12,839)           (2,760)
                                                      ------------      ------------      ------------
   Loss from discontinued operations                            (3)          (17,090)             (858)
                                                      ------------      ------------      ------------
Net income (loss)                                     $        269      $    (24,597)     $     (2,824)
                                                      ============      ============      ============

Basic and diluted income (loss) per common share:
   Continuing operations                              $       0.01      $      (0.17)     $      (0.05)
   Discontinued operations                                   (0.00)            (0.37)            (0.02)
                                                      ------------      ------------      ------------
      Net income (loss) per common share              $       0.01      $      (0.54)     $      (0.07)
                                                      ============      ============      ============

Basic weighted average common shares
   outstanding                                              47,181            45,380            39,105
Diluted weighted average common shares
   outstanding                                              47,984            45,380            39,105

See accompanying notes

Tyler Technologies, Inc.
Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts


                                                                              2001             2000
                                                                         ------------      ------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $      5,271      $      8,217
     Accounts receivable (less allowance for losses of
       $1,275 in 2001 and  $1,505 in 2000)                                     35,256            36,599
     Income tax receivable                                                        356               323
     Prepaid expenses and other current assets                                  3,318             2,465
     Deferred income taxes                                                      1,329             1,469
                                                                         ------------      ------------
        Total current assets                                                   45,530            49,073

Net assets of discontinued operations                                           1,000             5,095

Property and equipment, net                                                     6,967             6,175

Other assets:
     Investment security available - for - sale                                11,238             5,092
     Goodwill and other intangibles, net                                       82,211            84,700
     Sundry                                                                       234               577
                                                                         ------------      ------------
                                                                         $    147,180      $    150,712
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $      2,036      $      4,299
     Accrued liabilities                                                        9,651            11,745
     Current portion of long-term obligations                                     123               353
     Net current liabilities of discontinued operations                           786             5,187
     Deferred revenue                                                          27,215            21,066
                                                                         ------------      ------------
        Total current liabilities                                              39,811            42,650

Long-term obligations, less current portion                                     2,910             7,747
Deferred income taxes                                                           3,575             4,193

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000 shares authorized,
       none issued                                                                 --                --
     Common stock, $0.01 par value; 100,000,000 shares authorized;
       48,147,969 and 48,042,969 shares issued in 2001 and 2000,
       respectively                                                               481               480
     Additional paid-in capital                                               157,242           158,776
     Accumulated deficit                                                      (48,943)          (49,212)
     Accumulated other comprehensive loss                                      (4,545)          (10,691)
     Treasury stock, at cost; 920,205 and 863,522 shares in 2001
       and 2000, respectively                                                  (3,351)           (3,231)
                                                                         ------------      ------------
          Total shareholders' equity                                          100,884            96,122
                                                                         ------------      ------------
                                                                         $    147,180      $    150,712
                                                                         ============      ============

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders' Equity For the years ended December 31, 2001, 2000 and 1999 In thousands


                                                                                              ACCUMULATED
                                                     COMMON STOCK             ADDITIONAL         OTHER
                                            -----------------------------      PAID-IN        COMPREHENSIVE     ACCUMULATED
                                               SHARES           AMOUNT         CAPITAL        INCOME (LOSS)        DEFICIT
                                            ------------     ------------    ------------    -------------     ------------

Balance at December 31, 1998                      35,913     $        359    $    103,985     $         --     $    (21,791)
  Comprehensive income:
    Net loss                                          --               --              --               --           (2,824)
    Unrealized gain on investment
      security                                        --               --              --           17,931               --

  Total comprehensive income

  Issuance of treasury shares pursuant
    to stock compensation plans                       --               --             (31)              --               --
  Investment security available-for-sale           2,810               28          15,754               --               --
  Shares issued for acquisitions                   5,986               60          31,728               --               --
  Revision of federal income tax
    benefit related to exercise of
    stock options                                     --               --            (138)              --               --
                                            ------------     ------------    ------------     ------------     ------------
Balance at December 31, 1999                      44,709              447         151,298           17,931          (24,615)
  Comprehensive loss:
    Net loss                                          --               --              --               --          (24,597)
    Unrealized loss on investment
      security                                        --               --              --          (28,622)              --

  Total comprehensive loss

  Issuance of treasury shares pursuant
      to stock compensation plans                     --               --          (1,759)              --               --
  Shares issued for private investment             3,334               33           9,237               --               --
                                            ------------     ------------    ------------     ------------     ------------
Balance at December 31, 2000                      48,043              480         158,776          (10,691)         (49,212)
  Comprehensive income:
    Net income                                        --               --              --               --              269
    Unrealized gain on investment
      security                                        --               --              --            6,146               --

  Total comprehensive income

  Issuance of common stock pursuant
      to stock compensation plans                    105                1             221               --               --
  Federal income tax benefit related
      to exercise of stock options                    --               --              33               --               --
  Shares received from sale of
      discontinued business                           --               --              --               --               --
  Adjustment in connection with
      previous acquisition                            --               --          (1,788)              --               --
                                            ------------     ------------    ------------     ------------     ------------
  Balance at December 31, 2001                    48,148     $        481    $    157,242     $     (4,545)    $    (48,943)
                                            ============     ============    ============     ============     ============


                                                    TREASURY STOCK               TOTAL
                                            -----------------------------     SHAREHOLDERS'
                                                SHARES           AMOUNT          EQUITY
                                            ------------     ------------     -------------

Balance at December 31, 1998                      (1,423)    $     (6,207)    $     76,346
  Comprehensive income:
    Net loss                                          --               --           (2,824)
    Unrealized gain on investment
      security                                        --               --           17,931
                                                                              ------------
  Total comprehensive income                                                        15,107
                                                                              ------------
  Issuance of treasury shares pursuant
    to stock compensation plans                        5               50               19
  Investment security available-for-sale              --               --           15,782
  Shares issued for acquisitions                      --               --           31,788
  Revision of federal income tax
    benefit related to exercise of
    stock options                                     --               --             (138)
                                            ------------     ------------     ------------
Balance at December 31, 1999                      (1,418)          (6,157)         138,904
  Comprehensive loss:
    Net loss                                          --               --          (24,597)
    Unrealized loss on investment
      security                                        --               --          (28,622)
                                                                              ------------
  Total comprehensive loss                                                         (53,219)
                                                                              ------------
  Issuance of treasury shares pursuant
      to stock compensation plans                    555            2,926            1,167
  Shares issued for private investment                --               --            9,270
                                            ------------     ------------     ------------
Balance at December 31, 2000                        (863)          (3,231)          96,122
  Comprehensive income:
    Net income                                        --               --              269
    Unrealized gain on investment
      security                                        --               --            6,146
                                                                              ------------
  Total comprehensive income                                                         6,415
                                                                              ------------
  Issuance of common stock pursuant
      to stock compensation plans                      3                8              230
  Federal income tax benefit related
      to exercise of stock options                    --               --               33
  Shares received from sale of
      discontinued business                          (60)            (128)            (128)
  Adjustment in connection with
      previous acquisition                            --               --           (1,788)
                                            ------------     ------------     ------------
  Balance at December 31, 2001                      (920)    $     (3,351)    $    100,884
                                            ============     ============     ============

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
In thousands



                                                                        2001             2000             1999
                                                                    ------------     ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                               $        269     $    (24,597)    $     (2,824)
    Adjustments to reconcile net income (loss)
      to net cash provided (used) by operations:
        Depreciation and amortization                                     10,910            9,686            6,111
        Non-cash interest charges                                            361            2,069              468
        Impairment of notes receivable                                        --               --            1,851
        Provision for doubtful accounts receivable                         1,681            1,438              388
        Deferred income tax provision (benefit)                            1,258           (2,890)            (753)
        Discontinued operations - noncash charges and
          changes in operating assets and liabilities                     (2,385)           8,215            5,614
        Changes in operating assets and liabilities,
          exclusive of effects of acquired companies
          and discontinued operations:
           Accounts receivable                                              (258)          (7,052)         (12,934)
           Income tax receivable                                             (33)           2,571           (2,673)
           Prepaid expenses and other current assets                        (853)              48              629
           Other receivables                                                  --               85            1,477
           Accounts payable                                               (2,263)             697              (67)
           Accrued liabilities                                            (2,092)           1,370            1,304
           Deferred revenue                                                6,149            1,234            2,124
                                                                    ------------     ------------     ------------
                Net cash provided (used) by operating activities          12,744           (7,126)             715
                                                                    ------------     ------------     ------------


Cash flows from investing activities:
    Additions to property and equipment                                   (3,101)          (2,645)          (2,244)
    Software development costs                                            (6,225)          (6,714)          (1,368)
    Cost of acquisitions, net of cash acquired                            (2,750)              --          (25,087)
    Cost of acquisitions subsequently discontinued                            --           (3,073)            (862)
    Capital expenditures of discontinued operations                       (1,353)          (2,201)          (9,613)
    Proceeds from disposal of discontinued operations,
        net of transaction costs                                           3,675           79,821           15,114
    Issuance of notes receivable                                              --               --           (1,335)
    Other                                                                     48              213              652
                                                                    ------------     ------------     ------------
                Net cash (used) provided by investing activities          (9,706)          65,401          (24,743)
                                                                    ------------     ------------     ------------
Cash flows from financing activities:
    Net (payments) borrowings on revolving credit facility                (4,750)         (56,250)          30,190
    Payments on notes payable                                               (354)            (836)          (3,916)
    Payment of debt of discontinued operations                              (992)          (2,925)              --
    Issuance of common stock                                                  --            9,270               --
    Net sale of common shares to employee benefit plans                      230               19               19
    Debt issuance costs                                                     (118)          (1,300)          (1,338)
                                                                    ------------     ------------     ------------
                Net cash (used) provided by financing activities          (5,984)         (52,022)          24,955
                                                                    ------------     ------------     ------------


Net (decrease) increase in cash and cash equivalents                      (2,946)           6,253              927
Cash and cash equivalents at beginning of year                             8,217            1,964            1,037
                                                                    ------------     ------------     ------------

Cash and cash equivalents at end of year                            $      5,271     $      8,217     $      1,964
                                                                    ============     ============     ============

See accompanying notes.

                            Tyler Technologies, Inc.
                   Notes to Consolidated Financial Statements
                  (Tables in thousands, except per share data)

                           December 31, 2001 and 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Tyler Technologies, Inc. ("Tyler" or the "Company") provides integrated software systems and related services for local governments. Tyler develops and markets a broad line of software products and services to address the information technology ("IT") needs of cities, counties, schools and other local government entities. Tyler also provides professional IT services to its customers, including software and hardware installation, data conversion, training and product modifications, along with continuing maintenance and support for customers using its systems. The Company also provides property appraisal outsourcing services for taxing jurisdictions.

    The Company discontinued the operations of its information and property records services segment in 2000. See Note 3 for discussion of discontinued businesses.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents of $5.3 million and $8.2 million at December 31, 2001 and 2000, respectively, consist of money market investments with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

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

    The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended, as follows:

    Software Licenses - The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement.

    A majority of the Company's software arrangements involve "off-the-shelf" software and the other elements are not considered essential to the functionality of the software. For those software arrangements in which services are not considered essential, the software license fee is recognized as revenue after delivery has occurred, customer acceptance is reasonably assured, the fee represents an enforceable claim and probable of collection and the remaining services such as training are considered nominal.

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

    Contract Accounting - For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, or for real estate appraisal projects, revenue is recognized using contract accounting. Revenue from these arrangements is recognized using the percentage-of-completion method with progress-to-completion measures based primarily upon labor hours incurred or units completed. Revenue earned is based on the progress-to-completion percentage after giving effect to the most recent estimates of total cost. Changes to total estimated contract costs, if any, are recognized in the period they are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

    Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software and hardware installation, support and maintenance contracts.

USE OF ESTIMATES

    The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INTEREST COST

    The Company capitalizes interest cost as a component of capitalized software development costs. During the years ended December 31, 2001 and 2000, the Company capitalized $578,000 and $586,000, respectively of interest cost. No interest cost was capitalized in 1999.

RESEARCH AND DEVELOPMENT COSTS

    The Company expenses all research and development costs as incurred. The Company expensed $412,000, $973,000 and $1.6 million of research and development costs in 2001, 2000 and 1999, respectively.

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

STOCK COMPENSATION

    As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company continues to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", as amended. Under APB Opinion No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying common stock exceeds the exercise price.

COMPREHENSIVE INCOME (LOSS)

    The following table sets forth the components of total comprehensive income
(loss) for the periods presented:



                                                                                     Years ended December 31,
                                                                            -------------------------------------------------
                                                                                2001              2000               1999
                                                                            ------------      ------------       ------------
Net income (loss) ....................................................      $        269      $    (24,597)      $     (2,824)
Other comprehensive income (loss):
    Unrealized gain (loss) on investment securities
       available-for-sale ............................................             6,146           (28,622)            17,931
                                                                            ------------      ------------       ------------
Total comprehensive income (loss) ....................................      $      6,415      $    (53,219)      $     15,107
                                                                            ============      ============       ============

    There was no tax effect in connection with the change in the unrealized gain
(loss) for each of the years presented since management could not conclude it was more likely than not that the tax benefit would be realized on the cumulative unrealized holding loss.

SEGMENT AND RELATED INFORMATION

    Although the Company has a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria for aggregation set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

GOODWILL AND OTHER INTANGIBLE ASSETS

    The cost of acquired companies is allocated first to identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are amortized on a straight-line basis over the remaining estimated useful lives of the assets, as determined principally by underlying contract terms or independent appraisals. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill and amortized on a straight-line basis over the estimated useful life. The useful life is determined based on the individual characteristics of the acquired entity and ranges from twenty to twenty-five years.

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting and reporting of acquired goodwill and other intangibles assets. SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing of acquired goodwill. Intangible assets will be amortized over their useful economic life and tested for impairment in accordance with SFAS No. 142. Intangible assets with an indefinite useful economic life should not be amortized until their life is determined to be finite.

    The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 31, 2001 and will be adopted effective January 1, 2002. SFAS No. 142 will have a significant impact on the Company's financial results based on the historical amortization of goodwill (including workforce). During 2001, 2000 and 1999, the Company reported after-tax goodwill amortization expense of approximately $3.0 million, $2.9 million, and $2.2 million, respectively, which, beginning January 1, 2002, will no longer be expensed under SFAS No. 142. The Company does not anticipate the adoption of SFAS No. 142 to generate an impairment charge in 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for its long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets, including goodwill, to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

COSTS OF COMPUTER SOFTWARE

    SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. In 2001, 2000 and 1999, the Company capitalized approximately $6.2 million, $6.7 million and $1.4 million, respectively, of software development costs, which primarily include personnel costs. Systematic amortization of capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. Amortization of software development costs in 2001, 2000 and 1999 was approximately $1.7 million, $622,000 and $75,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash and cash equivalents, accounts receivables, trade accounts payables and certain other assets: The carrying amounts approximate fair value because of the short maturity of these instruments. The Company's available-for-sale investments are carried at fair value based on quoted market prices.

    Long-term obligations: The carrying amount of long-term obligations approximates fair value either due to the variable nature of their stated interest rates or the stated interest rates approximate market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

    The Company has no involvement with derivative financial instruments, including those for speculative or trading purposes.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

    Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets into which the Company's products and services are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 2001, the Company does not consider itself to have any significant concentrations of credit risk.

    The Company's property appraisal outsourcing service contracts can range up to three years in duration. In connection with these percentage of completion contracts and for certain software service contracts, the Company may perform the work prior to when the services are billable and/or payable pursuant to the contract. The Company has recorded retentions and unbilled receivables (costs and estimated profit in excess of billings) of approximately $7.5 million and $4.7 million at December 31, 2001 and 2000, respectively, in connection with such contracts. Retentions are included in trade accounts receivable and current assets and amounted to $4.5 million at December 31, 2001, of which $3.1 million is expected to be collected in excess of one year.

    For the year ended December 31, 2001, the Company had one customer that accounted for approximately 13% of the Company's total consolidated revenues. For the years ended December 31, 2000 and 1999, the Company did not have a single customer that accounted for greater than 10% of total consolidated revenues.

RECLASSIFICATIONS

    The Company reclassified certain prior year accounts of discontinued operations as of December 31, 2000 to conform to the current year presentation.

(2) ACQUISITIONS

    Effective March 1, 1999, the Company acquired Eagle Computer Systems, Inc. ("Eagle"). Eagle is a leading supplier of networked computing solutions for county governments.

    Effective April 1, 1999, the Company completed its acquisition of Micro Arizala Systems, Inc. d/b/a FundBalance, a company which develops and markets fund accounting software and other applications for local governments, not-for-profit organizations and cemeteries.

    On April 21, 1999, the Company acquired Process Incorporated d/b/a Computer Center Software, which designs and develops integrated financial and land management information systems for counties, cities, schools and not-for-profit organizations.

    Effective May 1, 1999, the Company acquired Gemini Systems, Inc., which develops and markets software products for municipal governments and utilities.

    On July 16, 1999, the Company acquired Pacific Data Technologies, Inc., which was included in the information and property records services segment which has been discontinued.

    On November 4, 1999, the Company acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company ("CLT") from a privately held company ("Seller"). A portion of the consideration consisted of the issuance of
1.0 million restricted shares of Tyler common stock and included a price protection on the sale of the stock. The price protection, which expired November 4, 2001, was equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis, but was limited to $2.75 million. During the year ended December 31, 2001, the Seller submitted to Tyler a claim under the price protection provision which qualified for the maximum amount of the price protection. Contingent consideration of this nature does not change the recorded costs of the acquisition and the claim is first recorded when submitted. Accordingly, the claim submitted during the year of $2.75 million net of the deferred tax benefit of $963,000, has been charged to paid-in capital during the year. The purchase agreement contained a number of post-closing adjustments which resulted in a receivable of approximately $1.4 million due Tyler from the Seller. During the year ended December 31, 2001 and concurrent with the settlement of the price protection provision, Tyler paid the Seller $1.35 million in cash on a net basis and eliminated the aforementioned receivable. The two parties entered into a mutual release agreement to fully settle the price protection and related purchase agreement provisions.

    On January 3, 2000, the Company acquired Capitol Commerce Reporter, Inc. ("CCR"). CCR was included in the information and property records services segment which has been discontinued. CCR provided public records research, document retrieval, filing and information services. The Company paid cash of $3.0 million; assumed notes with a fair value of $4.0 million; and paid transaction costs of $90,000 in connection with this acquisition.

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

    During the year ended December 31, 1999, the Company paid cash of $25.6 million; issued 6.0 million shares of Tyler common stock with a fair value of $31.8 million and assumed debt of $2.3 million in connection with its 1999 acquisitions. In addition to consideration paid in cash and common stock for the 1999 acquisitions, the Company provided other consideration which totaled approximately $3.2 million and consisted of assignment of certain notes. Cash paid for acquisitions does not reflect cash paid for transaction costs related to the execution of the acquisitions, such as legal, accounting and consulting fees, of approximately $673,000 in 1999 and excludes acquired cash balances of approximately $338,000 in 1999.

(3) DISCONTINUED OPERATIONS

Information and Property Records Services Segment

    On September 29, 2000, the Company sold for a cash sale price of $14.4 million certain net assets of Kofile, Inc. and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements ("Kofile Sale"). Effective December 29, 2000, the Company sold for cash its land records business unit, consisting of Business Resources Corporation ("Resources"), to an affiliate of Affiliated Computer Services, Inc. ("ACS") (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, management of the Company with the Board of Directors' approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus the Company's resources on its software systems and services segment and to reduce debt. The businesses and assets divested or identified for divesture were classified as discontinued operations in the accompanying consolidated financial statements in 2000 and the prior periods' financial statements were restated to report separately their operations in compliance with APB Opinion No. 30. The net gain on the Kofile Sale and the Resources Sale amounted to approximately $1.5 million (net of an income tax benefit of $2.4 million).

    The Company's formal plan of disposal provided for the remaining businesses and assets of the information and property records services segment to be disposed of by December 29, 2001. At the time management elected to discontinue the remaining businesses in this segment, its remaining assets included a start-up company engaged in constructing a Web-enabled national repository of public records data, and Capitol Commerce Reporter, Inc. ("CCR"), which provided public records research, principally in Texas. The interdependency of these operations with those of Resources resulted in the Company's decision to discontinue the development of the repository and other related products and exit the land records business following the Resources Sale.

    The estimated loss on the disposal of these remaining businesses and assets at December 29, 2000 amounted to $13.6 million (after an income tax benefit of $3.8 million), consisting of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates. Although the actual proceeds on the subsequent sales of businesses and assets and the related income tax treatment of the various disposals differed from the individual components of each as originally estimated at December 29, 2000, no adjustment to the net loss reserve is considered appropriate at this time. The anticipated operating losses to the disposal dates include the effects of the settlement of certain employment contracts, losses on real property leases, severance costs and similar closing related costs. The provision for anticipated operating costs which was provided in 2000 approximates actual operating costs incurred since the measurement date of December 29, 2000.

    On May 16, 2001, the Company sold all of the common stock of another business which had previously been designated as a discontinued operation. In connection with the sale, the Company received cash proceeds of $575,000, approximately 60,000 shares of Company common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. Because the note receivable is highly dependent upon future operations of the buyer, the Company is recording its value as cash is received. On September 21, 2001, the Company sold all of the common stock of CCR which also had been previously designated as a discontinued operation. The sale price of the common stock consisted of $3.1 million in cash and future payments contingent on the retention of certain customers subsequent to the sale. Since the gains or losses on these sales were estimated as of the measurement date of December 29, 2000, no additional adjustments to the estimated loss on the disposals of the discontinued businesses are considered appropriate at this time.

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

    The condensed components of net assets of discontinued operations of the information and property records services segment and one of the Company's non-operating subsidiaries included in the consolidated balance sheets as of December 31, 2001 and 2000 are as follows:



                                                                2001               2000
                                                            ------------       ------------
Restricted cash ......................................      $      2,310       $         --
Accounts receivable ..................................               100                588
Other current assets .................................                --                369
Deferred taxes .......................................             2,192               (898)
Other liabilities, net ...............................            (4,242)                --
Other current liabilities ............................            (1,026)            (1,995)
Less reserve for estimated loss on disposition
   including post balance sheet operating
   losses and transactions costs .....................              (120)            (3,251)
                                                            ------------       ------------
   Net current liabilities ...........................              (786)            (5,187)
                                                            ------------       ------------

Property and equipment ...............................             1,000              2,873
Goodwill and other intangibles .......................                --              4,129
Other liabilities ....................................                --             (1,907)
                                                            ------------       ------------
   Net noncurrent assets .............................             1,000              5,095
                                                            ------------       ------------
      Net assets (liability) .........................      $        214       $        (92)
                                                            ============       ============

    The condensed statements of operations relating to the information and property records services segment for the years ended December 31, 2000 and 1999 are presented below:



                                                      2000                1999
                                                   ------------       ------------
Revenues ....................................      $     39,680       $     36,914
Costs and expenses ..........................            44,635             32,796
                                                   ------------       ------------
(Loss) income before income tax (benefit)
provision ...................................            (4,955)             4,118
Income tax (benefit) provision ..............              (704)             2,216
                                                   ------------       ------------
Net (loss) income ...........................      $     (4,251)      $      1,902
                                                   ============       ============

Other

    In December 1998, the Company entered into a letter of intent to sell its non-core automotive parts segment. Accordingly, this segment has been accounted for as a discontinued operation in 1998 with prior years' financial statements restated to report separately their operations in compliance with APB Opinion No. 30. The Company originally estimated the net loss on disposal to be $8.9 million, which was recorded in the fourth quarter of 1998. The estimated loss included anticipated operating losses from the measurement date of December 1998 to the date of disposal and associated transaction costs. On March 26, 1999, the Company sold all of the outstanding common stock of the company comprising the automotive parts segment and received $15.8 million in cash during 1999 prior to transactions costs. In 1999, the Company recorded additional losses of $907,000 (including income taxes of $183,000) to reflect adjusted estimated transaction costs, funded operating losses which were higher than originally estimated, adjustments to amounts previously provided for income taxes in connection with the sale and to write down to estimated net realizable value a post-closing receivable in connection with a dispute with the purchaser.

    One of the Company's non-operating subsidiaries is involved in various claims for work-related injuries and physical conditions relating to a formerly owned subsidiary that was sold in 1995. During 2001, 2000 and 1999, the Company recorded net losses, net of related tax effect, of $3,000, $748,000 and $1.9 million, respectively (see Note 17 in Notes to Consolidated Financial Statements).

(4) RELATED PARTY TRANSACTIONS

    On September 29, 2000, the Company sold for cash certain net assets of Kofile and another subsidiary, the Company's interest in a certain intangible work product, and a building and related building improvements to investment entities beneficially owned by a principal shareholder of the Company, who was also a director at the time.

    From time to time, the Company charters aircraft from businesses in which either a former director and/or member of management of the Company is an owner or part owner. For the years ended December 31, 2001, 2000 and 1999 the Company incurred rental expense related to such arrangements to a non-corporate officer management member of $83,000, $81,000 and $116,000 respectively.

    During 1999 through mid-2000, the Company chartered an aircraft from a former director. The Company incurred rental expense related to these charters of $325,000 and $133,000 in 2000 and 1999, respectively.

    The Company has three office building lease agreements with various shareholders and a non-corporate officer management member of the Company. Total rental expense related to such leases for the years ended December 31, 2001, 2000 and 1999 was $1.1 million, $679,000 and $525,000, respectively.

    Total future minimum rental under noncancelable related party operating leases as of December 31, 2001, are as follows:



         2002........           $ 1,244
         2003........             1,215
         2004........             1,217
         2005........             1,147
         2006........             1,160
         Thereafter..             3,994

(5) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:


                                               USEFUL
                                               LIVES
                                               (YEARS)      2001        2000
                                               --------   --------    --------
Land .......................................     --       $    115    $    115
Transportation equipment ...................      5            390         414
Computer equipment and purchased software ..     3-7         7,542       5,428
Furniture and fixtures .....................     3-7         3,515       2,612
Building and leasehold improvements ........     3-35        1,338       1,315
                                                          --------    --------
                                                            12,900       9,884
Accumulated depreciation and amortization ..                (5,933)     (3,709)
                                                          --------    --------
   Property and equipment, net .............              $  6,967    $  6,175
                                                          ========    ========

    Depreciation expense totaled $2.3 million, $2.0 million and $1.1 million during the years ended December 31, 2001, 2000 and 1999, respectively.

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

    On October 29, 2001, HTE notified the Company that it had attempted a cash redemption of all of the 5.6 million shares of HTE common stock currently owned by the Company at a price of $1.30 per share. Management of the Company believes that the attempted redemption of the Company-owned HTE shares was invalid and takes exception to the manner in which fair value was calculated. Management of HTE contends that its ability to redeem the shares of common stock owned by the Company and the manner of calculation of fair value by HTE is in accordance with Florida state statutes for "control shares." On October 29, 2001, the Company notified HTE that its purported redemption of the shares owned by the Company was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for such shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring that HTE's purported redemption of all of the Company-owned shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel the Company-owned shares. The Company removed the case to the United States District Court, Middle District of Florida, Orlando Division and requested a declaratory judgment from the court declaring, among other things,
(a) that HTE's purported redemption of any or all of the shares held by the Company was illegal under Florida law, (b) in the alternative, that HTE's right of redemption, if any, under Florida law only applies to the "control shares" owned by the Company (i.e., those shares in excess of 20% of the issued and outstanding shares of common stock of HTE as of the date that the Company acquired such shares), (c) in the alternative, that HTE's calculation of fair value for the redemption of any or all of the shares owned by the Company was grossly understated, and (d) that the Company maintains the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by the Company. Although the Company believes that the attempted stock redemption by HTE is invalid there can be no assurance that the court will rule in favor of the positions asserted by the Company.

    Under accounting principles generally accepted in the United States, an investment of 20% or more of the voting stock of an investee should lead to a presumption that in absence of evidence to the contrary, an investor has the ability to exercise significant influence over the operating and financial policies of an investee. Management of the Company has concluded that it currently does not have such influence as evidenced by the following key factors:

    o Inability to resolve the different interpretations regarding the ability to vote the shares;

    o Inability to obtain additional financial information not otherwise available to other shareholders; and

    o Inability to obtain certain confirmations and consents from the investee's independent auditors.

    Accordingly, the Company accounts for its investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Although these shares are held for a continuing business purpose, these securities are classified as "available-for-sale" and are recorded at fair value as determined by quoted market prices as required pursuant to SFAS No. 115. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Management of Tyler continues to conclude it has both the intent and the ability to hold the investment for a period of time sufficient to allow for the anticipated recovery in fair value. At this time, management of the Company does not believe the decline in the market value is other than temporary. In making this determination, management considered, among other items, the conditions in the local government software industry, the financial condition of the issuer, and recent public statements by the issuer concerning its future prospects. In addition, for a period of time during 2001 and February 2002, the quoted market value price per share of HTE was above Tyler's average per share cost basis of $2.81 per share.

    The cost, fair value and gross unrealized holding gains (losses) of the investment securities available-for-sale, based on the quoted market price for HTE common stock (amounts in millions, except per share amounts) are presented below. In accordance with SFAS No. 115, the Company used quoted market price per share in calculating fair value to be used for financial reporting purposes. SFAS No. 115 does not permit the adjustment of quoted market prices in the determination of fair value and, accordingly, the ultimate value the Company could realize because of its significant investment could vary materially from the amount presented.

                                    Quoted Market                                              Gross Unrealized
                                    Price Per Share           Cost            Fair Value    Holding Gains (Losses)
                                    ---------------          ------           ----------    ----------------------
        December 31, 2001                $ 2.00              $ 15.8            $ 11.2              $ (4.6)

        December 31, 2000                  0.91                15.8               5.1               (10.7)

        February 21, 2002                  4.36                15.8              24.5                 8.7

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

    Because of the effects of such a future change, the following information has been provided or derived from publicly filed financial information which has not been independently confirmed to the Company and is considered unaudited. HTE reported net income of $865,000 and net losses of $3.4 million and $14.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Subsequent to the Company's initial acquisition of HTE's shares in August 1999, HTE recorded charges of approximately $7.9 million, net of tax, related to write-offs of software development costs, certain accounts receivables and employee-termination benefits that were recorded by HTE as a result of changes in management and charges for litigation settlements. During 2000, HTE recovered a portion of these costs, which totaled $1.1 million. These costs would be considered pre-acquisition costs by the Company in determining its share of HTE's loss from the respective dates of acquisition. Had the Company's investment in HTE been accounted for under the equity method, the Company would have recorded equity in losses of HTE of $548,000, $2.3 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.


(7) COSTS (RECOVERY) OF CERTAIN ACQUISITION OPPORTUNITIES

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

    Accordingly, the aggregate bridge financings and related accrued interest receivable and costs amounting to $1.9 million were expensed in the 1999 consolidated financial statements. In 2001, the Company received cash of approximately $235,000 through CPS bankruptcy proceedings in connection with the notes. The Company anticipates no further recovery of amounts due under its secured notes.


(8) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill, other intangible assets and related accumulated amortization consists of the following at December 31:


                                              USEFUL
                                              LIVES
                                             (YEARS)       2001          2000
                                            ---------    ---------    ---------
Goodwill .................................    20-25      $  51,063    $  51,145
Customer base ............................    20-25         17,997       17,997
Software acquired ........................      5           12,158       12,158
Software development costs ...............     3-5          17,369       11,144
Workforce ................................    5-10           6,191        6,191
Non-compete agreements ...................      4              163          101
                                                         ---------    ---------
                                                           104,941       98,736
Accumulated amortization .................                 (22,730)     (14,036)
                                                         ---------    ---------
   Goodwill and other intangibles, net ...               $  82,211    $  84,700
                                                         =========    =========

    Amortization expense totaled $8.6 million, $7.5 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(9) ACCRUED LIABILITIES

    Accrued liabilities consists of the following at December 31:


                                               2001                 2000
                                          --------------      --------------
Accrued wages and commissions ......      $        7,071      $        5,564
Other accrued liabilities ..........               2,580               6,181
                                          --------------      --------------
                                          $        9,651      $       11,745
                                          ==============      ==============

(10) LONG-TERM OBLIGATIONS

     Long-term obligations consists of the following at December 31:


                                                                2001              2000
                                                            ------------      ------------
Revolving senior credit facility .....................      $         --      $      4,750
10% promissory notes payable due January, 2005 .......             2,800             2,800
Other ................................................               233               550
                                                            ------------      ------------
    Total obligations ................................             3,033             8,100
Less current portion .................................               123               353
                                                            ------------      ------------
    Total long-term obligations ......................      $      2,910      $      7,747
                                                            ============      ============

    The aggregate maturities of long-term obligations for each of the years subsequent to December 31, 2001, are as follows: 2002 - $123,000; 2003 - $74,000; 2004 - $36,000; 2005 - $2.8 million; 2006 - $0.

    Interest paid in 2001, 2000 and 1999 was $814,000, $8.8 million and $4.1 million, respectively.

    During the year ended December 31, 2001, the Company had a revolving credit agreement with a group of banks (the "Senior Credit Facility"), which initially provided for borrowings up to $15.0 million and had a maturity date of July 1, 2002. After amendments to the Senior Credit Facility in May and September related to the sale of certain assets, the available borrowings were reduced to $7.0 million. Borrowings under the Senior Credit Facility bore interest at the lead bank's prime rate plus a margin of 3%. The borrowings were limited to 80% of eligible receivables. In December 2001, the Company terminated the Senior Credit Facility. The effective average interest rates for borrowings under the Senior Credit Facility during 2001 and 2000 were 10.3% and 10.2%, respectively.

    On March 5, 2002, the Company entered into a new revolving credit agreement with a bank (the "2002 Credit Facility") which has a maturity date of January 1, 2005 and provides for total availability of up to $10.0 million. Borrowings under the 2002 Credit Facility bear interest at either prime rate or at the London Interbank Offered Rate plus a margin of 3% and are limited to 80% of eligible accounts receivable. The 2002 Credit Facility is secured by substantially all of the Company's personal property, by a pledge of the common stock of the Company's operating subsidiaries, and is also guaranteed by such subsidiaries. Under the terms of the 2002 Credit Facility, the Company is required to maintain certain financial ratios and other financial conditions and is prohibited from making certain investments, advances, cash dividends or loans.

(11) INCOME TAX

    The income tax provision (benefit) included in continuing operations consists of the following:


                                        YEARS ENDED DECEMBER 31,
                          --------------------------------------------------
                              2001               2000               1999
                          ------------       ------------       ------------
Current:
   Federal .........      $         --       $         --       $        565
   State ...........               282                 80                376
                          ------------       ------------       ------------
                                   282                 80                941
Deferred ...........             1,258             (2,890)              (753)
                          ------------       ------------       ------------
                          $      1,540       $     (2,810)      $        188
                          ============       ============       ============

    The income tax provision (benefit) differs from amounts computed by applying the federal statutory tax rate of 35% to income (loss) from continuing operations before income taxes as follows:


                                                                           YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------
                                                                 2001              2000                1999
                                                             ------------       ------------       ------------
Income tax expense (benefit) at statutory rate ........      $        634       $     (3,611)      $       (622)
State income tax, net of federal income tax
   benefit ............................................               183                 52                245
Non-deductible amortization ...........................               635                640                559
Non-deductible business expenses ......................                83                110                 80
Other, net ............................................                 5                 (1)               (74)
                                                             ------------       ------------       ------------
                                                             $      1,540       $     (2,810)      $        188
                                                             ============       ============       ============

    Significant components of deferred tax assets and liabilities as of December 31 are as follows:


                                                            2001          2000
                                                          -------       -------
Deferred income tax assets:
   Net operating loss carryforward ..................     $ 3,667       $ 4,054
   Basis difference on investment security ..........       1,591         3,557
   Operating expenses not currently deductible ......         967           999
   Employee benefit plans ...........................         299           391
   Minimum tax credits ..............................         268           268
   Research tax credits .............................          78            78
   Other ............................................         100           100
                                                          -------       -------
      Net deferred income tax assets before
         valuation allowance ........................       6,970         9,447
   Less valuation allowance .........................      (1,690)       (3,657)
                                                          -------       -------
      Net deferred income tax assets ................       5,280         5,790

Deferred income tax liabilities:
   Tax-benefit transfer lease .......................          --          (713)
   Property and equipment ...........................      (1,069)       (1,107)
   Intangible assets ................................      (6,442)       (6,681)
   Other ............................................         (15)          (13)
                                                          -------       -------
      Total deferred income tax liabilities .........      (7,526)       (8,514)
                                                          -------       -------
Net deferred income tax liabilities .................     $(2,246)      $(2,724)
                                                          =======       =======

    At December 31, 2001, the Company had available approximately $10.5 million of net tax operating loss carryforwards for federal income tax purposes. These carryforwards, which may provide future tax benefits, expire from 2012 through 2021. Based upon the periods in which taxable temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, including the net operating loss carryforwards, at December 31, 2001. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

    Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized except for the asset relating to the basis difference on investment security available-for-sale and other minor temporary differences. Accordingly, the Company believes that no valuation allowance is required for the remaining deferred tax assets.

    During the year ended December 31, 2000, the Company sold Resources, Kofile and certain other businesses (see Note 3). In connection with these respective sales, the Company utilized approximately $45.9 million of available capital loss carryforwards which were fully reserved in the valuation allowance account at December 31, 1999.

    The Company paid income taxes, net of refunds received, of $273,000 in 2001 and $2.8 million in 1999, and received a refund of prior years' income taxes of $2.7 million in 2000.

(12)  SHAREHOLDERS' EQUITY

    In May 2000, the Company sold 3.3 million shares of common stock and 333,380 warrants pursuant to a private placement agreement with Sanders Morris Harris, Inc., for approximately $10.0 million in gross cash proceeds, before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005. The common stock sold in this transaction is not registered and may only be sold pursuant to Rule 144 under the Securities Act of 1933, generally after being held for at least one year.

    As of December 31, 2001, the Company had an additional warrant outstanding to purchase 2.0 million shares of the Company's common stock at $2.50 per share and expires in September 2007. The warrant was issued in September 1997 to Richmond Partners, Ltd. for which the Chairman of the Board of the Company is deemed to have beneficial ownership.

(13) STOCK OPTION PLAN

    The Company's stock option plan provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees and directors of the Company and its subsidiaries of up to 5.5 million shares of the Company's common stock at prices which represent fair market value at dates of grant. All options granted have ten-year terms and generally vest over, and become fully exercisable at the end of, three to eight years of continued employment.

    The following table summarizes the transactions of the Company's stock option plan for the three-year period ended December 31, 2001:


                                                              NUMBER OF       WEIGHTED-AVERAGE
                                                                SHARES        EXERCISE PRICES
                                                             ------------     ----------------
Options outstanding at December 31, 1998 ..............             1,918       $       6.03

     Granted ..........................................             1,583               4.87
     Forfeited ........................................               (78)              3.67
     Exercised ........................................                (5)              4.29
                                                             ------------
Options outstanding at December 31, 1999 ..............             3,418               5.55

     Granted ..........................................               498               2.76
     Forfeited ........................................              (417)              6.16
     Exercised ........................................                (5)              3.88
                                                             ------------
Options outstanding at December 31, 2000 ..............             3,494               5.08

     Granted ..........................................             2,185               1.70
     Forfeited ........................................              (933)              5.18
     Exercised ........................................              (108)              2.13
                                                             ------------
Options outstanding at December 31, 2001 ..............             4,638       $       3.54
                                                             ============

Reserved for future grants at December 31, 2001 .......               207


Exercisable options:
     December 31, 1999 ................................               706       $       4.94
     December 31, 2000 ................................             1,385               5.04
     December 31, 2001 ................................             1,504               5.20

    The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                                             WEIGHTED
                       WEIGHTED AVERAGE     NUMBER OF      AVERAGE PRICE       NUMBER OF        WEIGHTED AVERAGE
RANGE OF EXERCISE          REMAINING       OUTSTANDING     OF OUTSTANDING     EXERCISABLE     PRICE OF EXERCISABLE
     PRICES            CONTRACTUAL LIFE      OPTIONS          OPTIONS           OPTIONS             OPTIONS
-----------------      ----------------    -----------     --------------     -----------     --------------------
  $0.00 - $ 2.19            9.3 years          2,163            $  1.64            61              $  1.58
   2.19 -   3.28            9.4                  160               2.62             2                 2.75
   3.28 -   4.38            6.8                  835               3.86           573                 3.81
   4.38 -   5.47            6.9                  593               5.24           315                 5.27
   5.47 -   6.56            7.1                  575               6.12           349                 6.13
   6.56 -   7.66            6.2                  236               7.63           142                 7.63
   7.66 -   8.75            6.8                    6               7.75             4                 7.75
   9.84 -  10.94            6.3                   70              10.62            58                10.70

    As allowed by SFAS No. 123, the Company has continued to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", which does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

    As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method of SFAS No. 123. The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.1%, 6.1% and 5.6%; dividend yield of 0%; expected common stock market price volatility factor of .78, .73 and .70; and a weighted-average expected life of the options of seven years. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $1.28, $2.02 and $3.47 per share, respectively.

    Had compensation expense been recorded based on the fair values of the stock option grants, the Company's 2001, 2000 and 1999 pro forma net loss would have been $919,000, $26.0 million and $4.6 million, or $0.02, $0.57 and $0.12 per diluted share, respectively.

    During the year ended December 31, 2000, the Company granted to an employee 50,000 shares of restricted common stock with a fair value of $303,000 at the grant date. The Company recorded annual compensation expense of $151,500 during each of the years ended December 31, 2000 and 1999, based on the service period provided for in the agreement and the vesting period over which the restrictions lapse.

(14)  EARNINGS (LOSS) PER SHARE

    Basic earnings per common share data is computed using the weighted-average number of common shares outstanding for the relevant period. Diluted earnings per common share data is computed using the weighted-average number of common shares outstanding plus common share equivalents represented by stock options and stock warrants, if such stock options and stock warrants have a dilutive effect in the aggregate.

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                                             Years Ended December 31,
                                                                                     -------------------------------------
                                                                                       2001          2000           1999
                                                                                     --------      --------       --------
Numerator:
   Income (loss) from continuing  operations for basic and diluted
     earnings per share ........................................................     $    272      $ (7,507)      $ (1,966)

Denominator:
   Denominator for basic earnings per share -
     Weighted-average shares ...................................................       47,181        45,380         39,105
   Effect of dilutive securities:
     Employee stock options ....................................................          593            --             --
     Warrants ..................................................................          210            --             --
                                                                                     --------      --------       --------
   Potentially dilutive common shares ..........................................          803            --             --
                                                                                     --------      --------       --------
   Denominator for diluted earnings per share - Adjusted weighted-average
     shares ....................................................................       47,984        45,380         39,105
                                                                                     --------      --------       --------


Basic and diluted earnings (loss) per common share from continuing
   operations ..................................................................     $   0.01      $  (0.17)      $  (0.05)
                                                                                     ========      ========       ========

    For the years ended December 31, 2001, 2000 and 1999, 2.3 million, 3.5 million and 3.4 million options, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive. Additionally, warrants to purchase 333,380, 2.3 million and 2.0 million shares of the Company's common stock for 2001, 2000, and 1999, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

(15) LEASES

    The Company leases certain offices, and transportation, computer and other equipment used in its operations under noncancelable operating lease agreements expiring at various dates through 2011. Most leases contain renewal options and some contain purchase options. The leases generally provide that the Company pay taxes, maintenance, insurance and certain other operating expenses.

    Rent expense was approximately $2.8 million in 2001, $2.1 million in 2000 and $1.1 million in 1999.

    Future minimum lease payments under noncancelable leases at December 31, 2001 are as follows:


                                                                               OPERATING
                                                 FISCAL YEAR                     LEASES
                                -------------------------------------------    ---------
                                2002.......................................     $  3,111
                                2003.......................................        2,614
                                2004.......................................        2,328
                                2005.......................................        1,892
                                2006.......................................        1,617
                                2007 and thereafter........................        5,357
                                                                                --------
                                Total future minimum lease payments........     $ 16,919
                                                                                ========

(16) EMPLOYEE BENEFIT PLANS

    The Company has a retirement savings plan structured under Section 401(k) of the Internal Revenue Code (the "Code"). The plan covers substantially all employees meeting minimum service requirements. Under the plan, employees may elect to reduce their current compensation by up to 15%, subject to certain maximum dollar limitations prescribed by the Code, and have the amount contributed to the plan as salary deferral contributions. The Company contributes up to a maximum of 2% of an employee's compensation to the plan. The Company made contributions to the plan and charged continuing operations $868,000, $761,000 and $396,000 in 2001, 2000 and 1999, respectively.

(17)  COMMITMENTS AND CONTINGENCIES

    One of the Company's non-operating subsidiaries, Swan Transportation Company ("Swan"), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and the Company for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment at the foundry. The operating assets of the foundry were sold by the Company on December 1, 1995. As a non-operating subsidiary of the Company, the current assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $2.3 million at December 31, 2001. Swan has tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who have entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, the Company, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

    On December 20, 2001, Swan filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing by Swan was the result of extensive negotiations between the Company, Swan, their respective insurance carriers, and an ad hoc committee of plaintiff attorneys representing substantially all of the then known plaintiffs. Swan filed its plan of reorganization in February 2002. The principal features of the plan of reorganization include: (a) the creation of a trust, which is to be funded principally by fifteen insurance carriers pursuant to certain settlement agreements executed pre-petition between Swan, the Company, and such carriers; (b) the implementation of a claims resolution procedure pursuant to which all present and future claimants may assert claims against such trust for alleged injuries; (c) the issuance of certain injunctions under the federal bankruptcy laws requiring any such claims to be asserted against the trust and barring such claims from being asserted, either now or in the future, against Swan, the Company, all of its affected affiliates, and the insurers participating in the funding of the trust; and (d) the full and final release of each of Swan, the Company, all of its affected affiliates, and the insurers participating in the funding of the trust from any and all claims associated with the once-owned foundry by all claimants that assert a claim against, and receive compensation from, the trust. In order to receive the foregoing benefits, the Company has agreed, among other things, to make certain cash contributions to the trust, the amount of which is not expected to be in excess of the settlement liability previously recorded by the Company in its consolidated financial statements.

    The Company anticipates that Swan's plan of reorganization will be voted on by the creditors of Swan during the second quarter of 2002. Because the material terms of the plan of reorganization have been pre-negotiated between the various affected parties, the Company anticipates that the plan, as currently contemplated, will be approved by Swan's creditors, at which time it will then be presented to the bankruptcy court for final approval. If the plan of reorganization as currently contemplated is approved, the Company anticipates that all of the liabilities associated with the foundry formerly owned by affiliates of the Company will be eliminated at an amount no greater than the liability reflected in the consolidated financial statements. There can be no assurance that the plan of reorganization as currently contemplated will be approved by the creditors of Swan, and if approved by such creditors, will be approved in such form by the bankruptcy court, if at all.

    The Company initially provides for estimated claim settlement costs when minimum levels can be reasonably estimated. If the best estimate of claim costs can only be identified within a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. Based on an initial assessment of claims and contingent claims that may result in future litigation, a reserve for the minimum amount of $2.0 million for claim settlements was recorded in 1996. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred. During the years ended December 31, 2001, 2000, and 1999, the Company charged discontinued operations $3,000, $748,000, and $1.9 million, respectively, in connection with settlement, legal and related professional costs, and the remaining liability was approximately $1.9 million at December 31, 2001. Because of the inherent uncertainty discussed above, it is reasonably possible that the amounts recorded as liabilities for Swan related matters could change in the near term by amounts that would be material to the consolidated financial statements.

    See footnote 6 for discussion of litigation in connection with HTE's attempted cash redemption of all shares of HTE common stock currently owned by the Company.

    Other than ordinary course, routine litigation incidental to the business of the Company and except as described herein, there are no material legal proceedings pending to which the Company or its subsidiaries are parties or to which any of its properties are subject.

(18) QUARTERLY FINANCIAL INFORMATION (unaudited)

    The following tables contain selected financial information from unaudited consolidated statements of operations for each quarter of 2001 and 2000.


                                  QUARTER ENDED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         2001                                            2000
                                      -------------------------------------------    --------------------------------------------
                                       DEC. 31   SEPT. 30    JUNE 30     MAR. 31      DEC. 31    SEPT. 30    JUNE 30     MAR. 31
                                      --------   --------    --------    --------    --------    --------    --------    --------

Revenues ..........................   $ 31,204   $ 28,435    $ 30,977    $ 27,272    $ 26,018    $ 23,724    $ 21,661    $ 21,797

Gross margin ......................     11,346      9,920      10,132       8,621       9,335       9,327       7,583       8,030

Income (loss) from continuing
  operations before income taxes ..      1,310        614         745        (857)     (1,759)     (1,538)     (3,741)     (3,279)

Income (loss) from continuing
  operations ......................        163        251         372        (514)     (1,326)     (1,206)     (2,638)     (2,337)

Income (loss) from discontinued
  operations ......................         35        (23)         (1)        (14)    (13,015)     (1,352)     (1,341)     (1,382)
                                      --------   --------    --------    --------    --------    --------    --------    --------

Net income (loss) .................   $    198   $    228    $    371    $   (528)   $(14,341)   $ (2,558)   $ (3,979)   $ (3,719)
                                      ========   ========    ========    ========    ========    ========    ========    ========

Diluted earnings (loss) from
  continuing operations ...........   $   0.00   $   0.01    $   0.01    $  (0.01)   $  (0.03)   $ (0.02) $     (0.06)   $  (0.06)

Diluted earnings (loss) from
  discontinued operations .........       0.00      (0.01)      (0.00)      (0.00)      (0.28)      (0.03)      (0.03)      (0.03)
                                      --------   --------    --------    --------    --------    --------    --------    --------

Net earnings (loss) per diluted
  share ...........................   $   0.00   $   0.00    $   0.01    $  (0.01)   $  (0.31)   $  (0.05)   $  (0.09)   $  (0.09)
                                      ========   ========    ========    ========    ========    ========    ========    ========

Shares used in computing diluted
  earnings (loss) per share .......     48,915     48,396      47,425      47,179      46,665      46,654      44,894      43,291

                            TYLER TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  Years ended December 31, 2001, 2000 and 1999

                                                                        YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                2001              2000               1999
                                                            ------------      ------------      ------------
ALLOWANCE FOR LOSSES - ACCOUNTS RECEIVABLE

Balance at beginning of year ..........................     $      1,505      $        826      $        144

Additions charged to costs and expenses ...............            1,681             1,438               388

Deductions for accounts charged off or  credits
  issued ..............................................           (1,911)             (759)             (229)

Other changes - purchase of subsidiaries ..............               --                --               523
                                                            ------------      ------------      ------------

         Balance at end of year .......................     $      1,275      $      1,505      $        826
                                                            ============      ============      ============


                                                                          YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                               2001               2000              1999
                                                            ------------      ------------      ------------
VALUATION ALLOWANCE - DEFERRED TAX ASSETS

Balance at beginning of year ..........................     $      3,657      $     10,863      $     12,514

Increase in capital loss carryforward .................               --                --             4,625

Utilization of capital loss carryforward ..............               --           (16,138)               --

Adjustment to actual capital loss carryforwards
   arising from a previous sale .......................               --              (901)               --

Change in basis difference on investment security .....           (1,967)            9,833            (6,276)
                                                            ------------      ------------      ------------

         Balance at end of year .......................     $      1,690      $      3,657      $     10,863
                                                            ============      ============      ============

                               INDEX TO EXHIBITS


           EXHIBIT
           NUMBER                           DESCRIPTION
           -------      --------------------------------------------------------
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

            3.4         Certificate of Amendment dated May 19, 1999 to the
                        Restated Certificate of Incorporation (filed as Exhibit
                        3.4 to the Company's Form 10-K for the year ended
                        December 31, 2000, and incorporated herein).

            4.2         Specimen of Common Stock Certificate (filed as Exhibit
                        4.1 to the Company's registration statement no. 33-33505 and incorporated herein).

            4.4         Purchase Agreement dated May 19, 2000, between Tyler
                        Technologies, Inc., and Sanders Morris Harris Inc.
                        (filed as Exhibit 4.4 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein)

            4.5 Warrant to purchase common stock of Tyler Technologies, Inc. (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended June 30, 2000, and incorporated herein)

           *4.6 Credit Agreement dated as of February 27, 2002, by and between Tyler Technologies, Inc. and Bank of Texas, N.A.

           *4.7         First Amendment to Credit Agreement by and between Tyler
                        Technologies, Inc. and Bank of Texas, N.A. dated March
                        5, 2002

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

            10.3 Asset Purchase Agreement dated September 29, 2000, by and among Tyler Technologies, Inc., Kofile, Inc.,
                        Spectrum Data, Inc., EiSolutions, Inc., Kofile
                        Acquisition Corporation and Spectrum Data Acquisition
                        Corporation (filed as Exhibit 4.7 to the Company's Form
                        10-Q for the quarter ended September 30, 2000, and incorporated herein)

            10.4        Real Estate Purchase and Sale Agreement dated September
                        29, 2000, by and among Business Resources Corporation,
                        Spectrum Data, Inc. and William D. and Marilyn Oates
                        (filed as Exhibit 4.8 to the Company's Form 10-Q for the quarter ended September 30, 2000, and incorporated herein)

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

            10.13       Purchase agreement dated March 26, 1999 between Tyler
                        Corporation and HalArt, L.L.C. (filed as Exhibit 10.1 to the Company's Form 8-K, dated April 8, 1999, and incorporated herein).

            10.14 Agreement and Plan of Merger dated April 20, 1999, between Tyler Corporation ("Parent") and Computer Center
                        Software Inc., a Delaware corporation and wholly-owned subsidiary of Parent, Process, Incorporated d/b/a
                        Computer Center Software (filed as exhibit 10.1 to the
                        Company's Form 8-K, dated May 4, 1999 and incorporated herein).

            10.15 Asset Purchase Agreement dated November 3, 1999 to be effective as of October 29, 1999, by and among Tyler
                        Technologies, Inc., CLT Company, a Delaware corporation and wholly-owned subsidiary of the Company, and Day &
                        Zimmermann, L.L.C., a Delaware limited liability corporation (filed as Exhibit 10.1 to the Company's Form
                        8-K, dated November 18, 1999 and incorporated herein).

            10.16 Stock Purchase Agreement, dated as of December 29, 2000, among Affiliated Computer Services, Inc., ACS Enterprise
                        Solutions, Inc., Tyler Technologies, Inc., and Business
                        Resources Corporation (filed as Exhibit 10.1 to the
                        Company's Form 8-K, dated January 16, 2001 and incorporated herein).

            *21         Subsidiaries of Tyler

            *23         Consent of Ernst & Young LLP

                        Tyler will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*    Filed herewith.