Form 10-Q
period 2002-03-31
TYLER TECHNOLOGIES INC
filed 2002-05-08
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

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

                          5949 SHERRY LANE, SUITE 1400
                                  DALLAS, TEXAS
                                      75225
                    (Address of principal executive offices)
                                   (Zip code)

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

Yes [X] No [ ]

Number of shares of common stock of registrant outstanding at May 6, 2002:
47,621,564

                            TYLER TECHNOLOGIES, INC.

                                      INDEX

                                                                                     PAGE NO.
Part I - Financial Information (Unaudited)

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets...................................3

                  Condensed Consolidated Statements of Operations.........................4

                  Condensed Consolidated Statements of Cash Flows.........................5

                  Notes to Condensed Consolidated Financial Statements....................6

         Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations....................................12

Part II - Other Information

         Item 1.  Legal Proceedings......................................................17

         Item 6.  Exhibits and Reports on Form 8-K.......................................17

Signatures...............................................................................18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)

                                                             March 31,
                                                               2002        December 31,
                                                            (Unaudited)        2001
                                                           ------------    ------------

ASSETS
Current assets:
    Cash and cash equivalents                              $      7,189    $      5,271
    Accounts receivable (less allowance for losses of
      $1,153 in 2002 and $1,275 in 2001)                         31,684          35,256
    Income taxes receivable                                          95             356
    Prepaid expenses and other current assets                     3,828           3,318
    Deferred income taxes                                         1,329           1,329
                                                           ------------    ------------
       Total current assets                                      44,125          45,530

Net non-current assets of discontinued operations                 1,000           1,000

Property and equipment, net                                       7,039           6,967

Other assets:
    Investment securities available-for-sale                     26,690          11,238
    Goodwill and other intangibles, net                          81,866          82,211
    Sundry                                                          365             234
                                                           ------------    ------------
                                                           $    161,085    $    147,180
                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $      2,393    $      2,036
    Accrued liabilities                                           5,908           9,651
    Current portion of long-term obligations                        103             123
    Net current liabilities of discontinued operations            1,464             786
    Deferred revenue                                             26,726          27,215
                                                           ------------    ------------
       Total current liabilities                                 36,594          39,811

Long-term obligations, less current portion                       2,894           2,910
Deferred income taxes                                             7,016           3,575

Commitments and contingencies

Shareholders' equity:
    Preferred stock, $10.00 par value; 1,000,000
      shares authorized, none issued                                 --              --
    Common stock, $.01 par value; 100,000,000 shares
      authorized; 48,147,969 shares issued in both years            481             481
    Additional paid-in capital                                  157,109         157,242
    Accumulated deficit                                         (48,381)        (48,943)
    Accumulated other comprehensive income (loss) -
      unrealized holding gain (loss) on securities
      available-for-sale, net of tax                              7,089          (4,545)
    Treasury stock, at cost: 548,805 and 920,205 shares
      in 2002 and 2001, respectively                             (1,717)         (3,351)
                                                           ------------    ------------
         Total shareholders' equity                             114,581         100,884
                                                           ------------    ------------
                                                           $    161,085    $    147,180
                                                           ============    ============

See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           Three months ended
                                                               March 31,
                                                      ---------------------------
                                                          2002           2001
                                                      ------------   ------------

Revenues:
  Software licenses                                   $      5,158   $      3,601
  Professional services                                     12,002         11,586
  Maintenance                                               10,187          9,860
  Hardware and other                                         1,309          2,225
                                                      ------------   ------------
          Total revenues                                    28,656         27,272

Cost of revenues:
  Software licenses                                          1,064            621
  Professional services and maintenance                     16,846         16,190
  Hardware and other                                         1,012          1,840
                                                      ------------   ------------
          Total cost of revenues                            18,922         18,651
                                                      ------------   ------------

     Gross profit                                            9,734          8,621

Selling, general and administrative expenses                 8,020          7,580
Amortization of acquisition intangibles                        834          1,737
                                                      ------------   ------------

     Operating income (loss)                                   880           (696)

Interest income (expense)                                       37           (161)
                                                      ------------   ------------
Income (loss) from continuing operations before
   income tax provision (benefit)                              917           (857)
Income tax provision (benefit)                                 355           (343)
                                                      ------------   ------------
Income (loss) from continuing operations                       562           (514)
Loss from disposal of discontinued operations,
   net of income taxes                                          --            (14)
                                                      ------------   ------------
Net income (loss)                                     $        562   $       (528)
                                                      ============   ============

Basic and diluted earnings (loss) per common share:
   Continuing operations                              $       0.01   $      (0.01)
   Discontinued operations                                      --          (0.00)
                                                      ------------   ------------
      Net earnings (loss) per common share            $       0.01   $      (0.01)
                                                      ============   ============

Weighted average common shares outstanding:
   Basic                                                    47,386         47,179
   Diluted                                                  49,725         47,179


See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three months ended March 31,
                                                                         ----------------------------
                                                                             2002            2001
                                                                         ------------    ------------

Cash flows from operating activities:
    Net income (loss)                                                    $        562    $       (528)
    Adjustments to reconcile net income (loss) from operations to net cash provided by operations:
         Depreciation and amortization                                          2,092           2,516
         Deferred income taxes                                                     --            (179)
         Discontinued operations - noncash charges and
           changes in operating assets and liabilities                            (48)         (1,431)
         Changes in operating assets and liabilities, exclusive of
           effects of discontinued operations                                    (413)            277
                                                                         ------------    ------------
                   Net cash provided by operating activities                    2,193             655
                                                                         ------------    ------------

Cash flows from investing activities:
    Additions to property and equipment                                          (665)           (672)
    Software development costs                                                 (1,539)         (1,743)
    Assets acquired for discontinued operations                                    --          (1,342)
    Proceeds from note receivable of a discontinued operation                     800              --
    Other                                                                           1              34
                                                                         ------------    ------------
                   Net cash used by investing activities                       (1,403)         (3,723)
                                                                         ------------    ------------

Cash flows from financing activities:
    Net payments on revolving credit facility                                      --          (4,350)
    Payments on notes payable                                                     (36)            (77)
    Payment of debt of discontinued operations                                    (74)           (192)
    Proceeds from sales of treasury shares under employee benefit plan          1,365              --
    Other                                                                        (127)             --
                                                                         ------------    ------------
                   Net cash provided (used) by financing activities             1,128          (4,619)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                            1,918          (7,687)
Cash and cash equivalents at beginning of period                                5,271           8,217
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $      7,189    $        530
                                                                         ============    ============

See accompanying notes

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)

(1)  Basis of Presentation

     We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and GAAP (accounting principles generally accepted in the United States) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Balance sheet amounts as of March 31, 2002 and December 31, 2001 and operating result amounts are for the three months ended March 31, 2002 and 2001 and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2001. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.


(2)  Discontinued Operations

     Discontinued operations include the operating results of the information and property records services segment in which our Board of Directors approved a formal plan of disposal in December 2000. Discontinued operations also include the results of two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995. The business units within the information and property records services segment were sold in 2000 and 2001. One of the business units previously included in the information and property records services segment was sold in May 2001 for $575,000 cash, approximately 60,000 shares of Tyler stock, a promissory note of $750,000 at 9% interest and other contingent consideration. In 2002, the buyer of this business unit requested to renegotiate the $750,000 promissory note and the contingent consideration. As a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable amounting to $200,000, to fully settle the promissory note and other contingent consideration in connection with this previous sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. Since the original $750,000 promissory note was not credited to income when it was initially received, the proceeds from the accelerated promissory note repayment resulted in a gain on the disposal of discontinued operations, net of income taxes. However, this net gain was offset in the first quarter of 2002 due to a similar increase in the loss reserve. This increase can be attributed to the inherent uncertainties associated with the value of the remaining assets of our discontinued businesses primarily consisting of a building held for sale in Austin, Texas and the ultimate settlement obligations of the outstanding liabilities including certain equipment and facility lease obligations and the bankruptcy filing of Swan Transportation Company (See
     Note 3 - Commitments and Contingencies). In our opinion and based upon information available at this time, no material adverse adjustment is anticipated to this loss reserve and we believe the loss reserve remains adequate.

     Two of our non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. For the three months ended March 31, 2001, we expensed and included in discontinued operations $22,000 (net of taxes of $8,000) for trial and related costs (See Note 3 - Commitments and Contingencies).


(3)  Commitments and Contingencies

     One of our non-operating subsidiaries, Swan Transportation Company (Swan), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $2.3 million at March 31, 2002. Swan has tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who have entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

     On December 20, 2001, Swan filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing by Swan was the result of extensive negotiations between Tyler, Swan, their respective insurance carriers, and an ad hoc committee of plaintiff attorneys representing substantially all of the then known plaintiffs. Swan filed its plan of reorganization in February 2002. The principal features of the plan of reorganization include: (a) the creation of a trust, which is to be funded principally by fifteen insurance carriers pursuant to certain settlement agreements executed pre-petition between Swan, Tyler, and such carriers; (b) the implementation of a claims resolution procedure pursuant to which all present and future claimants may assert claims against such trust for alleged injuries; (c) the issuance of certain injunctions under the federal bankruptcy laws requiring any such claims to be asserted against the trust and barring such claims from being asserted, either now or in the future, against Swan, Tyler, all of Tyler's affected affiliates, and the insurers participating in the funding of the trust; and (d) the full and final release of each of Swan, Tyler, all of Tyler's affected affiliates, and the insurers participating in the funding of the trust from any and all claims associated with the once-owned foundry by all claimants that assert a claim against, and receive compensation from, the trust. In order to receive the foregoing benefits, we have agreed, among other things, to make certain cash contributions to the trust, the amount of which is not expected to be in excess of the settlement liability previously recorded by Tyler in its condensed consolidated financial statements.

     We anticipate the creditors of Swan will vote on Swan's plan of reorganization during the third quarter of 2002. Tyler anticipates the plan, as currently contemplated will be approved by Swan's creditors because the material terms of the plan of reorganization have been pre-negotiated between the various affected parties. After the creditors approve the plan it will be presented to the bankruptcy court for final approval. If the plan of reorganization as currently contemplated is approved, we anticipate that all of the liabilities associated with the foundry formerly owned by our affiliates will be eliminated at an amount no greater than the liability reflected in the condensed consolidated financial statements. There can be no assurance that the creditors of Swan will approve the plan of reorganization as currently contemplated, and if approved by such creditors, will be approved in such form by the bankruptcy court, if at all. Because of the inherent uncertainties, it is reasonably possible that the amounts recorded as liabilities for Swan related matters could change in the near term by amounts that would be material to the condensed consolidated financial statements.

     See Note 6 - Investment Securities Available-for-Sale, for discussion of litigation in connection with HTE's attempted cash redemption of all shares of HTE common stock currently owned by Tyler.


(4)  Earnings Per Share

     The following table details the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------

Numerators for basic and diluted earnings per share:

Income (loss) from continuing operations ................   $        562   $       (514)
                                                            ============   ============

Denominator:
    Denominator for basic earnings per share-
    Weighted-average common shares outstanding ..........         47,386         47,179

    Effect of dilutive securities:
       Employee stock options ...........................          1,413             --
       Warrants .........................................            926             --
                                                            ------------   ------------

Dilutive potential common shares ........................          2,339             --
                                                            ------------   ------------
Denominator for diluted earnings per share-
    Adjusted weighted-average
     shares and assumed conversion ......................         49,725         47,179
                                                            ============   ============

Basic and diluted earnings (loss) per share from
    continuing operations ...............................   $       0.01   $      (0.01)
                                                            ============   ============

     Due to our loss from continuing operations for the three months ended March 31, 2001, we did not adjust the denominator for potential dilutive securities because they would have been antidilutive, or made the loss per share smaller.

(5)  Income Tax Provision

     We had an effective income tax rate of 39% for the three months ended March 31, 2002, compared to an effective income tax benefit rate of 40% for the three months ended March 31, 2001. The effective income tax rates are estimated based on projected pre-tax income for the year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States Federal income tax rate of 35% primarily due to state income taxes, non-deductible meals and entertainment costs, and in periods prior to January 1, 2002, non-deductible goodwill amortization expensed for financial reporting purposes.


(6)  Investment Securities Available-for-Sale

     Pursuant to an agreement with two major shareholders of H.T.E., Inc. (HTE), we acquired approximately 32% of HTE's common stock in two separate transactions in 1999. On August 17, 1999, we exchanged 2.3 million shares of our common stock for 4.7 million shares of HTE common stock. This initial investment in HTE common stock was recorded at $14.0 million. The second transaction occurred on December 21, 1999, in which we exchanged 484,000 shares of our common stock for 969,000 shares of HTE common stock. The additional investment was recorded at $1.8 million. The investment in HTE common stock is classified as a non-current asset because we made the investment for a continuing business purpose.

     Florida state corporation law restricts the voting rights of "control shares", as defined, acquired by a third party in certain types of acquisitions. These restrictions may be removed by a vote of the shareholders of HTE. The courts have not interpreted the Florida "control share" statute. HTE has taken the position that, under the Florida statute, all of the shares acquired by us constitute "control shares" and therefore do not have voting rights until such time as shareholders of HTE, other than Tyler, restore voting rights to those shares. We believe only the shares acquired in excess of 20% of the outstanding shares of HTE constitute "control shares". Therefore, we believe we currently have the right to vote all HTE shares we own up to at least 20% of the outstanding shares of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny Tyler its right to vote the "control shares" of HTE.

     On October 29, 2001, HTE notified us that it had attempted a cash redemption of all 5.6 million shares of HTE common stock currently owned by us at price of $1.30 per share. We believe that the attempted redemption of our HTE shares was invalid and we take exception to the manner in which fair value was calculated. Management of HTE contends that its ability to redeem the HTE shares of common stock owned by us and the manner of calculation of fair value by HTE is in accordance with Florida state statutes for "control shares." On October 29, 2001, we notified HTE that its purported redemption of our HTE shares was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for such shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring HTE's purported redemption of all of our HTE shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel our HTE shares. We removed the case to the United States District Court, Middle District of Florida, Orlando Division, and requested a declaratory judgment from the court declaring, among other things, (a) that HTE's purported redemption of any or all of our shares was illegal under Florida law, (b) in the alternative, that HTE's right of redemption, if any, under Florida law only applies to the "control shares" owned by us (i.e., those shares in excess of 20% of the issued and outstanding shares of common stock of HTE as of the date that we acquired such shares), (c) in the alternative, that HTE's calculation of fair value for the redemption of any or all of our HTE shares was grossly understated, and (d) that we maintain the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us. Although we believe that the attempted stock redemption by HTE is invalid, there can be no assurance that the court will rule in our favor.

     We account for our investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices for HTE common stock. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until the securities are sold. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that we consider to be other than temporary results in a reduction in the cost basis to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

     The cost, fair value and gross unrealized holding gains (losses) of the investment securities available-for-sale, based on the quoted market price for HTE common stock (amounts in millions, except per share amounts) are presented below. In accordance with SFAS No. 115, we used quoted market price per share in calculating fair value to be used for financial reporting purposes. SFAS No. 115 does not permit the adjustment of quoted market prices in the determination of fair value and, accordingly, the ultimate value we could realize because of our significant investment could vary materially from the amount presented.

                         Quoted Market                           Gross Unrealized Holding
                           Per Share      Cost     Fair Value         Gains (Losses)
                         -------------    ----     ----------    ------------------------

   March 31, 2002           $4.75        $ 15.8     $ 26.7               $10.9
   December 31, 2001         2.00          15.8       11.2                (4.6)
   March 31, 2001            1.59          15.8        9.0                (6.8)


     If the uncertainty regarding the "control shares" is resolved in our favor, we will retroactively adopt the equity method of accounting for this investment. Therefore, our results of operations and retained earnings for periods beginning with the 1999 acquisition will be retroactively restated to reflect our investment in HTE for all periods in which we held an investment in the common stock of HTE. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize our share of HTE's earnings or losses after the respective dates of acquisition. Our investment in HTE would include the unamortized excess of our investment over our equity in the net assets of HTE. Effective January 1, 2002, under the newly adopted provisions of SFAS No. 142, the excess investment over our equity in the net assets would no longer be amortized if it consisted of goodwill. Had our investment in HTE been accounted for under the equity method, our investment at March 31, 2002 would have been $12.1 million and the equity in income of HTE for the three months ended March 31, 2002 would have been $566,000. At March 31, 2001, our investment would have been $11.5 million and our equity in loss of HTE for the three months ended March 31, 2001 would have been $513,000.


(7)  Comprehensive Income

     The components of comprehensive income are as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------

Net income (loss) ............................................   $        562   $       (528)
Change in fair value of securities available-for-sale
     (net of deferred tax effect of $3,818 in 2002 only) .....         11,634          3,864
                                                                 ------------   ------------
          Comprehensive income ...............................   $     12,196   $      3,336
                                                                 ============   ============


(8)  Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be discontinued and replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. We are required to complete our impairment testing by no later than during the three months ended June 30, 2002. Although we have not fully completed our impairment analysis, we do not anticipate the adoption of SFAS No. 142 will result in an impairment charge in 2002 upon full adoption. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. We have adopted the provisions of SFAS No. 141.

     Under SFAS No. 142, assembled workforce, net of related deferred taxes, is subsumed into goodwill upon the adoption of the Statement as of January 1, 2002. In periods prior to January 1, 2002, our effective income tax rate for determining the quarterly income tax provision varied significantly because of the significant amount of non-deductible goodwill in relation to the estimated annual pre-tax income or loss. The adoption of SFAS No. 142 in which goodwill is no longer amortized for financial reporting purposes has resulted in our ability to more accurately estimate our effective income tax rate on an annual and on a quarterly basis. In determining the pro forma operating results on a quarterly basis, as shown below, we used our pro forma annual effective income tax rate as applied to our quarterly pro forma pretax income or loss in computing our adjusted net income. If we had accounted for goodwill (including workforce) under the non-amortization approach of SFAS No. 142, our net loss and net loss per share would have been as follows for the three months ended March 31, 2001:



Reported net loss ..................................      $       (528)
Add back goodwill amortization, net of tax .........               546
                                                          ------------
          Adjusted net income ......................      $         18
                                                          ============

Basic and diluted net loss per share ...............      $      (0.01)
Goodwill amortization, net of tax ..................              0.01
                                                          ------------
          Basic and diluted net income per share ...      $       0.00
                                                          ============

The allocation of assets following our adoption of SFAS No. 142 is summarized in the following table:

                                                March 31, 2002                December 31, 2001
                                          -------------------------     ---------------------------
                                              Gross                        Gross
                                            Carrying     Accumulated      Carrying      Accumulated
                                             Amount     Amortization       Amount      Amortization
                                          ------------  ------------    ------------   ------------

Intangibles no longer amortized:
    Goodwill ..........................   $     46,298   $         --   $     51,063   $      7,771
    Assembled workforce ...............             --             --          6,191          2,808
Amortizable intangibles:
    Customer base .....................         17,997          2,699         17,997          2,480
    Software acquired .................         12,158          7,736         12,158          7,128
    Non-compete agreements ............            163            133            163            128

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

Balance as of December 31, 2001...............................................................   $43,292

Goodwill adjustments during the quarter relating to workforce, net of deferred taxes of
   $377, being subsumed into goodwill upon the adoption
   of SFAS No. 142 on January 1, 2002.........................................................     3,006
                                                                                                 -------

Balance as of March 31, 2002..................................................................   $46,298
                                                                                                 =======

Estimated annual amortization expense relating to acquisition intangibles is as follows:

               Year ending
              December 31,
              ------------

           2002.......  $3,300
           2003.......   2,800
           2004.......   1,500
           2005.......     900
           2006.......     900

(9)  Subsequent Events

     One of our operating subsidiaries has a subcontract with Arthur Andersen LLP (Andersen) to provide property tax reassessment of properties located in Lake County, Indiana. Andersen's prime contract for this project was with the State of Indiana. As of March 31, 2002, we have billed Andersen $2.0 million, and have recognized as revenue approximately $1.9 million since the beginning of the contract. To date, Andersen has made no payments to us for our subcontracting services. On April 30, 2002, the State of Indiana announced that they terminated their contract with Andersen and said they intend to negotiate a final amount to pay Andersen for work previously performed by Andersen and its subcontractors. The press release by the State of Indiana said that Andersen has billed the State $6.7 million to date. The contract between our operating subsidiary and Andersen requires Andersen to pay us within 30 days after Andersen receives funds from the State of Indiana. Based upon information currently available to our management, the receivable from Andersen is considered probable of collection and we have not established a loss reserve for any of the amounts due to us. However, this receivable is subject to continual management review due to concerns about Andersen resulting from litigation involving the firm.


(10) Segment and Related Information

     Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" to be presented as one segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS

     The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and in industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control that could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should", "projects", "forecast", "might", "could" or the negative of such terms and similar expressions as they relate to the company or its management are intended to identify forward-looking statements.

     GENERAL

     Tyler provides integrated software systems and related services for local governments. We develop and market a broad line of software products and services to address the information technology (IT) needs of cities, counties, schools and other local government entities. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, intangible assets, bad debts and long-term service contracts, deferred income tax assets, reserve for discontinued operations and contingencies and litigation. As these are condensed financial statements one should also read our Form 10-K for the year ended December 31, 2001, regarding expanded information about our critical accounting policies and estimates.

ANALYSIS OF RESULTS OF OPERATIONS

The following table sets forth items from our unaudited condensed consolidated statements of operations and the percentage change in the amounts between the periods presented. The amounts shown in the table are in thousands, except the per share data. Revenues and expenses can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

                                                Three months ended March 31,
                                               -----------------------------
                                                   2002             2001             %  Change
                                               ------------     ------------         ---------

Revenues:
  Software licenses                            $      5,158    $      3,601               43%
  Professional services                              12,002          11,586                4
  Maintenance                                        10,187           9,860                3
  Hardware and other                                  1,309           2,225              (41)
                                               ------------    ------------
Total revenues                                       28,656          27,272                5

Cost of revenues:
  Software licenses                                   1,064             621               71
  Professional services and maintenance              16,846          16,190                4
  Hardware and other                                  1,012           1,840              (45)
                                               ------------    ------------
Total cost of revenues                               18,922          18,651                1
      % of revenues                                    66.0%           68.4%

Gross profit                                          9,734           8,621               13
      % of revenues                                    34.0%           31.6%

Selling, general and administrative expenses          8,020           7,580                6
      % of revenues                                    28.0%           27.8%

Amortization of acquisition intangibles                 834           1,737              (52)
                                               ------------    ------------
Operating income (loss)                                 880            (696)               #
      % of revenues                                     3.1%           (2.6)%

Interest income (expense)                                37            (161)               #
                                               ------------    ------------
Income (loss) before income taxes                       917            (857)               #
      % of revenues                                     3.2%           (3.1)%

Income tax provision (benefit)                          355            (343)               #
                                               ------------    ------------
      Effective income tax (benefit) rate              38.7%           40.0%

Income (loss) from continuing operations       $        562    $       (514)               #
      % of revenues                                     2.0%           (1.9)%

Earnings (loss) per share
  from continuing operations                   $       0.01    $      (0.01)               #

EBITDA*                                        $      2,972    $      1,820               63

Cash flows from operating activities           $      2,193    $        655              235

     #    Not meaningful

     * EBITDA consists of income or loss from continuing operations before interest, income taxes, depreciation, and amortization. EBITDA is not calculated in accordance with GAAP, but we believe that it is widely used as a measure of operating performance. EBITDA should only be considered together with other measures of operating performance such as operating income, cash flows from operating activities, or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA is not necessarily an indication of amounts that may be available for us to reinvest or for any other discretionary uses.

REVENUES

The following table compares the components of revenue as a percent of total revenues for the periods presented:

                         Three months ended March 31,
                        ----------------------------
                            2002            2001
                        ------------    ------------

Software licenses               18.0%           13.2%
Professional services           41.9%           42.5%
Maintenance                     35.5%           36.2%
Hardware and other               4.6%            8.1%
                        ------------    ------------

                               100.0%          100.0%


Software license revenues. Software license revenues for the quarter ended March 31, 2002 increased $1.6 million or 43% compared to the prior year period. Sales of our financial and city solutions products and real estate appraisal software provided the majority of the increase. The financial and city solutions division provides software products that automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations. The following are some of the factors which contributed to the software revenue increase:

o In the last half of 2001, we released several upgraded/new financial software products.

o A portion of the software license revenue increase resulted from geographical expansion, particularly in the Midwest United States. Over the last year, we have added to the sales staff serving the Midwest and increased our efforts to add new business in this region.

o Additionally, sales of third-party software products including report-writing and document scanning software, increased. These products provide additional functionality to our proprietary software products.

Professional services revenues. Professional services revenues increased $416,000 or 4% compared to the prior year period as a result of increased software license activities. Typically, contracts for software include services such as installation of the software, converting the customers' data to be compatible with the software and training customer personnel to use the software. The increase in professional service revenue associated with new software sales was offset somewhat by lower product modification services related to property appraisal software. Product modification services are dependent on customer needs and vary somewhat from period to period.

Maintenance revenues. Maintenance revenues increased $327,000 or 3% compared to the prior year period. We provide maintenance and support services for our software products, property appraisal products, and third party software and hardware. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates. In the first quarter of 2001, we received a one-time settlement of approximately $650,000 from a third party provider of maintenance services relating to past services. Excluding this settlement, maintenance revenue increased approximately 11%.

Hardware and other revenues. Hardware and other revenue decreased $916,000 or 41% compared to the prior year period. The change in hardware revenue is a result of the timing of installations of equipment on customer contracts and is dependent on the contract size and on varying customer hardware needs. We have de-emphasized this aspect of our business in recent periods. The prior year period included revenue of approximately $850,000, which related to hardware sold in connection with sizable contracts with Nassau County and counties in the State of Hawaii.


COST OF REVENUES

Cost of software license revenues. Cost of software license revenues increased $443,000 or 71% compared to the prior year period due to higher amortization expense of software development costs. In 2001 we had several products in the development stage, which were released beginning in the third quarter of 2001. Once a product is released, we begin to expense the costs associated with the development over the estimated useful life of the product. Development costs mainly consist of personnel costs, such as salary and benefits paid to our developers.

Cost of professional service and maintenance revenues. Costs of professional services and maintenance increased $656,000 or 4% which is consistent with professional services and maintenance revenue increases.

Cost of hardware and other revenues. Costs of hardware and other revenues decreased by $828,000 or 45% which is consistent with hardware and other revenue decreases.

GROSS MARGIN

Gross margin increased to 34% from 32% compared to the first quarter of 2001. This increase is mainly due to higher software license sales. Software license revenue has lower costs associated with it than other revenues such as professional services, maintenance and hardware.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, or SG&A, increased $440,000 or 6%. SG&A as a percent of revenue remained constant at 28% for both the first quarter of 2002 and 2001.

AMORTIZATION OF ACQUISITION INTANGIBLES

Prior year amortization expense included amortization of goodwill and workforce. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, we ceased amortizing goodwill and workforce after December 31, 2001. Amortization expense for goodwill and workforce charged to the statement of operations for the three months ended March 31, 2001 was $910,000. The remaining amortization consists of those costs allocated to our customer base and acquisition date software. See further discussion of the effect of adopting SFAS No. 142 in Note 10 to our condensed consolidated financial statements.

INTEREST INCOME (EXPENSE)

Our cash balances have increased significantly compared to the first quarter of 2001 due to cash generated from operations and disposals of discontinued businesses in 2001. As a result we had interest income for the first quarter of 2002 as compared to interest expense in the first quarter of 2001. In addition, in the first quarter of 2002, we capitalized $69,000 of interest costs related to internally developed software projects.

INCOME TAX PROVISION

Our effective income tax rate of 38.7% in the first quarter of 2002 exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes and items that are non-deductible for federal income tax purposes.

DISCONTINUED OPERATIONS

Discontinued operations include the operating results of the information and property records services segment, for which our Board of Directors approved a formal plan of disposal in December 2000. Discontinued operations also include the results of two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995. The business units within the information and property records services segment were sold in 2000 and 2001. One of the business units previously included in the information and property records services segment was sold in May 2001 for $575,000 cash, approximately 60,000 shares of Tyler stock, a promissory note of $750,000 at 9% interest and other contingent consideration. In 2002, the buyer of this business unit requested to renegotiate the $750,000 promissory note and the contingent consideration. As a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable amounting to $200,000, to fully settle the promissory note and other contingent consideration in connection with this previous sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. Since the original $750,000 promissory note was not credited to income when it was initially received, the proceeds from the accelerated promissory note repayment resulted in a gain on the disposal of discontinued operations, net of income taxes. However, this net gain was offset in the first quarter of 2002 due to a similar increase in the loss reserve. This increase can be attributed to the inherent uncertainties associated with the value of the remaining assets of our discontinued businesses primarily consisting of a building held for sale in Austin, Texas and the ultimate settlement obligations of the outstanding liabilities including certain equipment and facility lease obligations and the bankruptcy filing of Swan Transportation Company (See Note 3 - Commitments and Contingencies). In our opinion and based upon information available at this time, no material adverse adjustment is anticipated to this loss reserve and we believe the loss reserve remains adequate.

Two of our non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. For the three months ended March 31, 2001, the Company expensed and included in discontinued operations $22,000 (net of taxes of $8,000) for trial and related costs (See Note 3 - Commitment and Contingencies to the condensed consolidating financial statements).


LIQUIDITY AND CAPITAL RESOURCES

On March 5, 2002, we entered into a new revolving credit agreement with a bank. The credit agreement matures January 1, 2005, and we are able to borrow up to $10.0 million. Our borrowings are limited to 80% of eligible accounts receivable. The interest rate is at either prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition we must maintain certain financial ratios and other financial conditions and cannot make certain investments, advances, cash dividends or loans.

During the first quarter of 2002, our bank issued letters of credit totaling $2.9 million under our credit agreement to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at March 31, 2002. At March 31, 2002, we had no outstanding borrowings under the credit agreement and had an available borrowing base of $6.8 million.

At March 31, 2002, our capitalization was made up of $3.0 million of long-term obligations (including the current portion of that debt) and $114.6 million of shareholders' equity. Our total debt-to-capital ratio (total debt divided by the sum of total shareholders' equity and total debt) was 2.5% at March 31, 2002.

During the first quarter of 2002, we made capital expenditures of $2.2 million, including $1.5 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

In March 2002, we received cash of approximately $800,000 and a $200,000 subordinated note receivable to fully settle an existing promissory note and other contingent consideration in connection with the sale in May of 2001 of a business unit previously included in the information and property records services segment.

During the first quarter we received $1.4 million from the purchase of 371,000 treasury shares upon the exercise of stock options under our employee stock option plan.

Absent acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.

     Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - Commitments and Contingencies" on page 6 of this document.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

  Form 8-K           Item
Reported Date      Reported                       Exhibits Filed
-------------      --------                       --------------

   4/9/02              5        News release issued by Tyler Technologies, Inc.
                                dated April 8, 2002, announcing election of G.
                                Stuart Reeves as Chairman of the Board.


Item 3 of Part I and Items 2, 3, 4, and 5 of Part II were not applicable and have been omitted.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TYLER TECHNOLOGIES, INC.

                                     By: /s/ Theodore L. Bathurst
                                         ---------------------------------------
                                         Theodore L. Bathurst Vice President and
                                         Chief Financial Officer
                                         (principal financial officer and an
                                         authorized signatory)

                                     By: /s/ Terri L. Alford
                                         ---------------------------------------
                                         Terri L. Alford
                                         Controller
                                         (principal accounting officer and an
                                         authorized signatory)

Date:   May 8, 2002