Form 10-Q
period 2002-06-30
TYLER TECHNOLOGIES INC
filed 2002-08-05
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

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

Yes [X] No [  ]

Number of shares of common stock of registrant outstanding at August 2, 2002:
47,706,733

                            TYLER TECHNOLOGIES, INC.

                                      INDEX

                                                                                 PAGE NO.
Part I - Financial Information (Unaudited)

             Item 1. Financial Statements

                     Condensed Consolidated Balance Sheets .....................    3

                     Condensed Consolidated Statements of Operations ...........    4

                     Condensed Consolidated Statements of Cash Flows ...........    5

                     Notes to Condensed Consolidated Financial Statements ......    6

             Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .......................   12

Part II - Other Information

             Item 1. Legal Proceedings .........................................   18

             Item 4. Submission of Matters to a Vote of Security Holders .......   18

             Item 6. Exhibits and Reports on Form 8-K ..........................   18

Signatures .....................................................................   19

Certifications .................................................................   19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)






                                                                    June 30,
                                                                      2002               December 31,
                                                                   (Unaudited)               2001
                                                                  ------------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                    $     10,089           $      5,271
     Accounts receivable (less allowance for losses
       of $1,078 in 2002 and $1,275 in 2001)                            35,185                 35,256
     Prepaid expenses and other current assets                           4,314                  3,674
     Deferred income taxes                                               1,329                  1,329
                                                                  ------------           ------------
        Total current assets                                            50,917                 45,530

Net non-current assets of discontinued operations                           --                  1,000

Property and equipment, net                                              6,986                  6,967

Other assets:
     Investment securities available-for-sale                           26,578                 11,238
     Goodwill and other intangibles, net                                82,354                 82,211
     Sundry                                                                407                    234
                                                                  ------------           ------------
                                                                  $    167,242           $    147,180
                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $      1,960           $      2,036
     Accrued liabilities                                                 8,343                  9,651
     Income taxes payable                                                  279                     --
     Current portion of long-term obligations                              116                    123
     Net current liabilities of discontinued operations                  1,336                    786
     Deferred revenue                                                   29,336                 27,215
                                                                  ------------           ------------
        Total current liabilities                                       41,370                 39,811

Long-term obligations, less current portion                              2,864                  2,910
Deferred income taxes                                                    6,976                  3,575

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000
       shares authorized, none issued                                       --                     --
     Common stock, $.01 par value; 100,000,000 shares
       authorized;  48,147,969 shares issued
        in 2002 and 2001                                                   481                    481
     Additional paid-in capital                                        156,850                157,242
     Accumulated deficit                                               (47,091)               (48,943)
     Accumulated other comprehensive income (loss) -
       unrealized gain (loss) on securities
       available-for-sale, net of tax                                    7,017                 (4,545)
     Treasury stock, at cost: 442,436 and 920,205 shares
       in 2002 and 2001, respectively                                   (1,225)                (3,351)
                                                                  ------------           ------------
          Total shareholders' equity                                   116,032                100,884
                                                                  ------------           ------------
                                                                  $    167,242           $    147,180
                                                                  ============           ============




See accompanying notes.

                   TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                                           Three months ended              Six months ended
                                                                                June 30,                       June 30,
                                                                       -------------------------      --------------------------
                                                                          2002           2001            2002            2001
                                                                       ----------     ----------      ----------      ----------
Revenues:
  Software licenses                                                    $    5,123     $    4,585      $   10,281      $    8,186
  Professional services                                                    15,734         15,076          27,736          26,662
  Maintenance                                                              11,196          9,849          21,383          19,709
  Hardware and other                                                        1,263          1,467           2,572           3,692
                                                                       ----------     ----------      ----------      ----------
          Total revenues                                                   33,316         30,977          61,972          58,249

Cost of revenues:
  Software licenses                                                         1,372          1,004           2,436           1,625
  Professional services and maintenance                                    19,224         18,758          36,070          34,948
  Hardware and other                                                        1,012          1,083           2,024           2,923
                                                                       ----------     ----------      ----------      ----------
          Total cost of revenues                                           21,608         20,845          40,530          39,496
                                                                       ----------     ----------      ----------      ----------

     Gross profit                                                          11,708         10,132          21,442          18,753

Selling, general and administrative expenses                                8,756          7,782          16,776          15,362
Recovery of certain acquisition costs previously expensed                      --           (235)             --            (235)
Amortization of acquisition intangibles                                       831          1,719           1,665           3,456
                                                                       ----------     ----------      ----------      ----------

     Operating income                                                       2,121            866           3,001             170

Interest expense (income)                                                       5            121             (32)            282
                                                                       ----------     ----------      ----------      ----------
Income (loss) from continuing operations before
   income tax provision                                                     2,116            745           3,033            (112)
Income tax provision                                                          826            373           1,181              30
                                                                       ----------     ----------      ----------      ----------
Income (loss) from continuing operations                                    1,290            372           1,852            (142)
Loss from disposal of discontinued operations, net of income taxes             --             (1)             --             (15)
                                                                       ----------     ----------      ----------      ----------
Net income (loss)                                                      $    1,290     $      371      $    1,852      $     (157)
                                                                       ==========     ==========      ==========      ==========

Basic and diluted earnings (loss) per common share:
   Continuing operations                                               $     0.03     $     0.01      $     0.04      $    (0.00)
   Discontinued operations                                                     --          (0.00)             --           (0.00)
                                                                       ----------     ----------      ----------      ----------
      Net earnings (loss) per common share                             $     0.03     $     0.01      $     0.04      $    (0.00)
                                                                       ==========     ==========      ==========      ==========

Weighted average common shares outstanding:
   Basic                                                                   47,647         47,149          47,517          47,164
   Diluted                                                                 50,405         47,425          50,066          47,164




See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)






                                                                         Six months ended June 30,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                 $      1,852      $       (157)
    Adjustments to reconcile net income (loss) from operations to net cash provided (used) by operations:
        Depreciation and amortization                                        4,218             5,196
        Deferred income taxes                                                   --              (108)
        Non-cash charges                                                       289               120
        Discontinued operations - non-cash charges and
          changes in operating assets and liabilities                          (47)           (2,148)
        Changes in operating assets and liabilities, exclusive of
          effects of discontinued operations                                   583            (4,526)
                                                                      ------------      ------------
                Net cash provided (used) by operating activities             6,895            (1,623)
                                                                      ------------      ------------

Cash flows from investing activities:
    Additions to property and equipment                                     (1,472)           (1,603)
    Software development costs                                              (3,562)           (3,212)
    Assets acquired for discontinued operations                                 --            (1,353)
    Proceeds from sale of discontinued operations                              822               575
    Proceeds from sale of assets of discontinued operations                    961                --
    Other                                                                       (7)               11
                                                                      ------------      ------------
                Net cash used by investing activities                       (3,258)           (5,582)
                                                                      ------------      ------------

Cash flows from financing activities:
    Net borrowings on revolving credit facility                                 --               239
    Payments on notes payable                                                  (53)             (155)
    Payment of debt of discontinued operations                                (179)             (384)
    Proceeds from exercise of stock options                                  1,598                --
    Debt issuance costs                                                       (185)             (116)
                                                                      ------------      ------------
                Net cash provided (used) by financing activities             1,181              (416)
                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents                         4,818            (7,621)
Cash and cash equivalents at beginning of period                             5,271             8,217
                                                                      ------------      ------------

Cash and cash equivalents at end of period                            $     10,089      $        596
                                                                      ============      ============




See accompanying notes.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)

(1) Basis of Presentation

    We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and GAAP (accounting principles generally accepted in the United States) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2002 and December 31, 2001 and operating result amounts are for the three and six months ended June 30, 2002 and 2001 and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2001. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

    Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS (Statement of Financial Accounting Standards) No. 131, "Disclosures About Segments of an Enterprise and Related Information" to be presented as one segment.


(2) Discontinued Operations

    Discontinued operations include the operating results of the information and property records services segment in which our Board of Directors approved a formal plan of disposal in December 2000. Discontinued operations also include the results of two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995. The business units within the information and property records services segment were sold in 2000 and 2001. One of the business units previously included in the information and property records services segment was sold in May 2001 for $575,000 cash, approximately 60,000 shares of Tyler stock, a promissory note of $750,000 at 9% interest and other contingent consideration. In 2002, the buyer of this business unit requested to renegotiate the $750,000 promissory note and the contingent consideration. As a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable amounting to $200,000, to fully settle the promissory note and other contingent consideration in connection with this previous sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. During the three months ended June 30, 2002, we received payments of $15,000 on the note. Since the original $750,000 promissory note was not credited to income when the note was initially received, the cash proceeds from the accelerated promissory note repayment resulted in a gain on the disposal of discontinued operations, net of income taxes. However, this net gain was offset in the first quarter of 2002 due to a similar increase in the loss reserve. This increase can be attributed to the inherent uncertainties associated with the value of the remaining assets of our discontinued businesses and the ultimate settlement obligations of the outstanding liabilities including facility lease obligations and the bankruptcy filing of Swan Transportation Company (See Note 3 - Commitments and Contingencies). In our opinion and based upon information available at this time, no material adverse adjustment is anticipated to this loss reserve and we believe the loss reserve remains adequate.

    Two of our non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. For the three and six months ended June 30, 2001, we expensed and included in discontinued operations $1,000 (net of taxes of $-0-) and $15,000 (net of taxes of $8,000), respectively, for trial and related costs (See Note 3 - Commitments and Contingencies).


(3) Commitments and Contingencies

    One of our non-operating subsidiaries, Swan Transportation Company (Swan), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $2.2 million at June 30, 2002. Swan has tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who have entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

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

    We anticipate the creditors of Swan will vote on Swan's plan of reorganization during the fourth quarter of 2002. Tyler anticipates the plan, as currently contemplated will be approved by Swan's creditors because the material terms of the plan of reorganization have been pre-negotiated between the various affected parties. After the creditors approve the plan it will be presented to the bankruptcy court for final approval. If the plan of reorganization as currently contemplated is approved, we anticipate that all of the liabilities associated with the foundry formerly owned by our affiliates will be eliminated at an amount no greater than the liability reflected in the condensed consolidated financial statements. There can be no assurance that the creditors of Swan will approve the plan of reorganization as currently contemplated, and if approved by such creditors, will be approved in such form by the bankruptcy court, if at all. Because of the inherent uncertainties, it is reasonably possible that the amounts recorded as liabilities for Swan related matters could change in the near term by amounts that would be material to the condensed consolidated financial statements.

    See Note 6 - Investment Securities Available for Sale, for discussion of litigation in connection with HTE's attempted cash redemption of all shares of HTE common stock currently owned by Tyler.


(4) Earnings Per Share

    The following table details the computation of basic and diluted earnings
(loss) per share:


                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                 JUNE 30,
                                                               -----------------------   -----------------------
                                                                  2002         2001         2002         2001
                                                               ----------   ----------   ----------   ----------
Numerators for basic and diluted earnings per share:
    Income (loss) from continuing operations ...............   $    1,290   $      372   $    1,852   $     (142)
                                                               ==========   ==========   ==========   ==========

Denominator:
    Denominator for basic earnings per share-
    Weighted-average common shares outstanding .............       47,647       47,149       47,517       47,164

    Effect of dilutive securities:
      Employee stock options ...............................        1,587          276        1,500           --
      Warrants .............................................        1,171           --        1,049           --
                                                               ----------   ----------   ----------   ----------
Dilutive potential common shares ...........................        2,758          276        2,549           --
                                                               ----------   ----------   ----------   ----------

Denominator for diluted earnings per share-
    Adjusted weighted-average
      shares for assumed conversion ........................       50,405       47,425       50,066       47,164
                                                               ==========   ==========   ==========   ==========

Basic and diluted earnings (loss) per share
    from continuing operations .............................   $     0.03   $     0.01   $     0.04   $    (0.00)
                                                               ==========   ==========   ==========   ==========

    Due to our loss from continuing operations for the six months ended June 30, 2001, we did not adjust the denominator for potentially dilutive securities because they would have been antidilutive, or made the loss per share smaller.


(5) Income Tax Provision

    We had an effective income tax rate of 39% for the three and six months ended June 30, 2002. For the three months ended June 30, 2001, we had an effective income tax rate of 50%. For the six months ended June 30, 2001, we had a loss from continuing operations before income taxes of $112,000 and an income tax provision of $30,000. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States Federal income tax rate of 35% primarily due to state income taxes, non-deductible meals and entertainment costs, and in periods prior to January 1, 2002, non-deductible goodwill amortization expensed for financial reporting purposes.


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

    On October 29, 2001, HTE notified us that it had attempted a cash redemption of all 5.6 million shares of HTE common stock currently owned by us at price of $1.30 per share. We believe that the attempted redemption of our HTE shares was invalid and we take exception to the manner in which fair value was calculated. Management of HTE contends that its ability to redeem the HTE shares of common stock owned by us and the manner of calculation of fair value by HTE is in accordance with Florida state statutes for "control shares." On October 29, 2001, we notified HTE that its purported redemption of our HTE shares was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for such shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring HTE's purported redemption of all of our HTE shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel our HTE shares. We removed the case to the United States District Court, Middle District of Florida, Orlando Division, and requested a declaratory judgment from the court declaring, among other things, (a) that HTE's purported redemption of any or all of our shares was illegal under Florida law, (b) in the alternative, that HTE's right of redemption, if any, under Florida law only applies to the "control shares" owned by us (i.e., those shares in excess of 20% of the issued and outstanding shares of common stock of HTE as of the date that we acquired such shares), (c) in the alternative, that HTE's calculation of fair value for the redemption of any or all of our HTE shares was grossly understated, and (d) that we maintain the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us. Although we believe that the attempted stock redemption by HTE is invalid, there can be no assurance that the court will rule in our favor. HTE subsequently amended its complaint alleging that we tortiously interfered with the severance agreements of the major shareholders of HTE and tortiously interfered with the advantageous business relationship between such shareholders and HTE. HTE has alleged that our ownership of 5.6 million shares "damaged" HTE. Based on the advice of legal counsel, we believe this claim has no merit.

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

                                  Quoted Market                                             Gross Unrealized
                                    Per Share            Cost           Fair Value       Holding Gains (Losses)
                                  -------------          ----           ----------       ----------------------

        June 30, 2002                 $4.73             $ 15.8            $26.6                $10.8
        December 31, 2001              2.00               15.8             11.2                 (4.6)
        June 30, 2001                  2.52               15.8             14.2                 (1.6)


    If the uncertainty regarding the "control shares" is resolved in our favor, we will retroactively adopt the equity method of accounting for this investment. Therefore, our results of operations and retained earnings for periods beginning with the 1999 acquisition will be retroactively restated to reflect our investment in HTE for all periods in which we held an investment in the common stock of HTE. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize our share of HTE's earnings or losses after the respective dates of acquisition. Our investment in HTE would include the unamortized excess of our investment over our equity in the net assets of HTE through December 31, 2001. Effective January 1, 2002, under the newly adopted provisions of SFAS No. 142, the excess investment over our equity in the net assets would no longer be amortized if it consisted of goodwill. Had our investment in HTE been accounted for under the equity method, our investment at June 30, 2002 would have been $12.6 million and the equity in income of HTE for the three and six months ended June 30, 2002 would have been $509,000 and $1.1 million, respectively. At June 30, 2001, our investment would have been $11.5 million and our equity in loss of HTE for the three and six months ended June 30, 2001 would have been $3,000 and $516,000, respectively.


(7) Comprehensive Income

    The components of comprehensive income are as follows:

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                               ----------------------------   ---------------------------
                                                                   2002            2001           2002           2001
                                                               ------------    ------------   ------------   ------------

Net income (loss) ..........................................   $      1,290    $        371   $      1,852   $       (157)
Change in fair value of securities available-for-sale
  (net of deferred tax benefit of $40 for the three
  months ended June 30, 2002 and deferred tax expense of
  $3,778 for the six months ended June 30, 2002) ...........            (72)          5,204         11,562          9,068
                                                               ------------    ------------   ------------   ------------
          Comprehensive income .............................   $      1,218    $      5,575   $     13,414   $      8,911
                                                               ============    ============   ============   ============


(8) Goodwill and Intangible Assets

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be discontinued and replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The intangible asset impairment test which compares the fair values of our reporting units to their respective carrying values, was completed during the three months ended June 30, 2002. No impairments were recognized as a result of this test. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. We have adopted the provisions of SFAS No. 141.

    Under SFAS No. 142, assembled workforce, net of related deferred taxes, is subsumed into goodwill upon the adoption of the Statement as of January 1, 2002. In periods prior to January 1, 2002, our effective income tax rate for determining the quarterly income tax provision varied significantly because of the significant amount of non-deductible goodwill in relation to the estimated annual pre-tax income or loss. The adoption of SFAS No. 142, in which goodwill is no longer amortized for financial reporting purposes, has resulted in our ability to more accurately estimate our effective income tax rate on an annual and on a quarterly basis. In determining the pro forma operating results on a quarterly basis, as shown below, we used our pro forma annual effective income tax rate as applied to our quarterly pro forma pretax income or loss in computing our adjusted net income. If we had accounted for goodwill (including workforce) under the non-amortization approach of SFAS No. 142, our net income (loss) and related per share amounts would have been as follows for the periods ended June 30, 2001:

                                                             Three           Six
                                                             months         months
                                                          ------------   ------------

Reported net income (loss) ............................   $        371   $       (157)
Add back goodwill amortization, net of tax ............            608          1,154
                                                          ------------   ------------
          Adjusted net income .........................   $        979   $        997
                                                          ============   ============

Basic and diluted net income (loss) per share .........   $       0.01   $      (0.00)
Goodwill amortization, net of tax .....................           0.01           0.02
                                                          ------------   ------------
          Basic and diluted net income per share ......   $       0.02   $       0.02
                                                          ============   ============

    The allocation of assets following our adoption of SFAS No. 142 is summarized in the following table:


                                                         June 30, 2002                   December 31, 2001
                                                  -----------------------------     -----------------------------
                                                      Gross                            Gross
                                                    Carrying        Accumulated       Carrying        Accumulated
                                                     Amount        Amortization        Amount         Amortization
                                                  ------------     ------------     ------------     ------------
Intangibles no longer amortized:
    Goodwill ................................     $     46,298     $         --     $     51,063     $      7,771
    Assembled workforce .....................               --               --            6,191            2,808
Amortizable intangibles:
    Customer base ...........................           17,997            2,916           17,997            2,480
    Software acquired .......................           12,158            8,344           12,158            7,128
    Non-compete agreements ..................              163              139              163              128

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

Balance as of December 31, 2001 ...........................................     $     43,292

Goodwill adjustments during the first quarter
   relating to workforce, net of deferred taxes of
   $377, being subsumed into goodwill upon the adoption
   of SFAS No. 142 on January 1, 2002 .....................................            3,006
                                                                                ------------

Balance as of June 30, 2002 ...............................................     $     46,298
                                                                                ============


    Estimated annual amortization expense relating to acquisition intangibles is as follows:

            Year ending
           December 31,
           -------------
         2002...... $3,300
         2003......  2,800
         2004......  1,500
         2005......    900
         2006......    900

(9) New Accounting Standards

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the requirements and impact of the Statement, but its adoption is not expected to have a material impact on our results of operations and financial position.

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

    In addition, SFAS No. 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity rather than a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. To the extent applicable, we adopted the provisions of this Statement and it did not have a material effect on the determination of carrying amounts for long-lived assets.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other items, this Statement no longer classifies in the income statement the early extinguishment of debt as an extraordinary item. We do not anticipate that this Statement will have a material impact on our results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and in industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control that could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should", "projects", "forecast", "might", "could" or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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



                                                        Three months ended June 30,            Six months ended June 30,
                                                     ---------------------------------     ---------------------------------
                                                                                 %                                      %
                                                       2002        2001        Change        2002         2001       Change
                                                     --------    --------     --------     --------     --------    --------
Revenues:
  Software licenses ..............................   $  5,123    $  4,585           12%    $ 10,281     $  8,186          26%
  Professional services ..........................     15,734      15,076            4       27,736       26,662           4
  Maintenance ....................................     11,196       9,849           14       21,383       19,709           8
  Hardware and other .............................      1,263       1,467          (14)       2,572        3,692         (30)
                                                     --------    --------                  --------     --------
Total revenues ...................................     33,316      30,977            8       61,972       58,249           6

Cost of revenues:
  Software licenses ..............................      1,372       1,004           37        2,436        1,625          50
  Professional services and maintenance ..........     19,224      18,758            2       36,070       34,948           3
  Hardware and other .............................      1,012       1,083           (7)       2,024        2,923         (31)
                                                     --------    --------                  --------     --------
Total cost of revenues ...........................     21,608      20,845            4       40,530       39,496           3
  % of revenues ..................................       64.9%       67.3%                     65.4%        67.8%

Gross profit .....................................     11,708      10,132           16       21,442       18,753          14
  % of revenues ..................................      35.1%        32.7%                     34.6%        32.2%

Selling, general and administrative expenses .....      8,756       7,782           13       16,776       15,362           9
  % of revenues ..................................       26.3%       25.1%                     27.1%        26.4%

Recovery of acquisition costs ....................         --        (235)           #           --         (235)          #
Amortization of acquisition intangibles ..........        831       1,719          (52)       1,665        3,456         (52)
                                                     --------    --------                  --------     --------
Operating income .................................      2,121         866          145        3,001          170           #
  % of revenues ..................................        6.4%        2.8%                      4.8%         0.3%

Interest expense (income) ........................          5         121          (96)         (32)         282           #
                                                     --------    --------                  --------     --------
Income (loss) before income taxes ................      2,116         745          184        3,033         (112)          #
  % of revenues ..................................        6.4%        2.4%                      4.9%        (0.2%)

Income tax provision .............................        826         373          121        1,181           30           #
                                                     --------    --------                  --------     --------
  Effective income tax rate ......................       39.0%       50.1%                     38.9%       (26.8%)

Income (loss) from continuing operations .........   $  1,290    $    372          247     $  1,852     $   (142)          #
  % of revenues ..................................        3.9%        1.2%                      3.0%        (0.2%)

Earnings (loss) per share
  from continuing operations .....................   $   0.03    $   0.01          200     $   0.04     $  (0.00)          #

EBITDA* ..........................................   $  4,247    $  3,311           28     $  7,219     $  5,131          41

Cash flows provided by (used by) operating
  activities .....................................   $  4,702    $ (2,278)           #     $  6,895     $ (1,623)          #



              # Not meaningful

              *EBITDA consists of income or loss from continuing operations before interest, income taxes, depreciation, amortization and recovery of acquisition costs previously expensed. EBITDA is not calculated in accordance with GAAP, but we believe that it is widely used as a measure of operating performance. EBITDA should only be considered together with other measures of operating performance such as operating income, cash flows from operating activities, or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA is not necessarily an indication of amounts that may be available for us to reinvest or for any other discretionary uses.

REVENUES

The following table compares the components of revenue as a percent of total revenues for the periods presented:



                          Three months ended June 30,     Six months ended June 30,
                          --------------------------      --------------------------
                             2002            2001            2002            2001
                          ----------      ----------      ----------      ----------


Software licenses               15.4%           14.8%           16.6%           14.1%
Professional services           47.2%           48.7%           44.8%           45.8%
Maintenance                     33.6%           31.8%           34.5%           33.8%
Hardware and other               3.8%            4.7%            4.1%            6.3%
                          ----------      ----------      ----------      ----------
                               100.0%          100.0%          100.0%          100.0%




Software license revenues. Software license revenues increased $538,000, or 12%, and $2.1 million, or 26%, for the three and six months ended June 30, 2002, respectively, compared to the same periods last year. Sales of our financial and city solutions products and real estate appraisal software provided the majority of the increase. The financial and city solutions division provides software products that automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations. The following factors contributed to the software revenue increase:

       * A portion of the software license revenue increase resulted from geographical expansion, particularly in the Midwest United States. Over the last year, we have added to the sales staff serving the Midwest and increased our efforts to add new business in this region.

       * In the last half of 2001, we released several upgraded/new financial software products and such releases are ongoing.

Professional services revenues. For the three and six months ended June 30, 2002, professional services revenues increased $658,000 and $1.1 million, or 4%, respectively, compared to the same periods last year, as a result of increased software license activities and increased appraisal services revenue. Typically, contracts for software include services such as installation of the software, converting the customers' data to be compatible with the software and training customer personnel to use the software. Also, during the second quarter of 2002, we accelerated work on our appraisal contract for Lake County, Indiana, which was first awarded in December 2001. We have contracted to provide professional services and technology to reassess most of the real property in Lake County, which is the second largest county in the state of Indiana with a population of approximately 485,000. The total contract is worth approximately $15.9 million and is expected to be completed by late 2003. Also included in professional services revenue for the three and six months ended June 30, 2002, was $3.5 million and $6.0 million, respectively, of appraisal revenue related to our contract with Nassau County, New York Board of Assessors. The contract with Nassau County is expected to be complete by early 2003.

Maintenance revenues. Maintenance revenues for the quarter ended June 30, 2002, increased $1.3 million, or 14%, compared to the prior year quarter. Maintenance revenues for the six months ended June 30, 2002, increased $1.7 million, or 8%, compared to the six months ended June 30, 2001. We provide maintenance and support services for our software products, third party software and hardware. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates. During the first three months of 2001, we received a one-time settlement of approximately $650,000 from a third party provider of maintenance services relating to past services. Excluding this settlement, maintenance revenue increased approximately 12% for the six months ended June 30, 2002, compared to the same period last year.

Hardware and other revenues. For the three and six months ended June 30, 2002, hardware revenues decreased $204,000 and $1.1 million, respectively, compared to the same prior year periods. The change in hardware revenue is a result of the timing of installations of equipment on customer contracts and is dependent on the contract size and on varying customer hardware needs. We have de-emphasized this aspect of our business in recent periods due to pressures on margins for hardware. The six-month period in the prior year included revenue of approximately $850,000, which related to hardware sold in connection with sizable contracts with Nassau County and counties in the State of Hawaii.

    COST OF REVENUES

    Cost of software license revenues. For the three and six months ended June 30, 2002, cost of software license revenues increased $368,000, or 37%, and $811,000, or 50%, respectively, compared to the prior year periods, due to higher amortization expense of software development costs. In 2001, we had several products in the development stage, which were released beginning in the third quarter of 2001. Once a product is released, we begin to expense the costs associated with the development over the estimated useful life of the product. Development costs mainly consist of personnel costs, such as salary and benefits paid to our developers.

    Cost of professional service and maintenance revenues. Costs of professional services and maintenance increased 2% and 3% for the three and six-month periods, respectively, which is consistent with professional services and maintenance revenue increases.

    Cost of hardware and other revenues. Costs of hardware and other revenues decreased $71,000 and $899,000, respectively, for the three and six month periods, which is consistent with hardware and other revenue decreases.

    GROSS MARGIN

    For the three and six months ended June 30, 2002, our overall gross margin increased to 35% from 33% and 32% for the same periods of 2001, respectively. This increase is mainly due to higher software license sales and maintenance revenues. Software license revenue has lower costs associated with it than other revenues such as professional services and hardware. In addition, utilization of our personnel that provide services and support has improved, which has increased our overall gross margin.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses, or SG&A, increased $974,000, or 13%, and $1.4 million, or 9%, for the three and six months ended June 30, 2002, respectively. For the second quarter of 2002, SG&A as a percent of revenue increased to 26% from 25% for the same prior year period. For the six months ended June 30, 2002, SG&A as a percent of revenue increased to 27% from 26% for the same period of 2001. The increase in SG&A is related primarily to higher costs related to sales commissions, costs related to marketing our new Odyssey Case Management software system, such as additions of marketing personnel and travel expenses, increases in health and other insurance expenses, and HTE matters.

    AMORTIZATION OF ACQUISITION INTANGIBLES

    Prior year amortization expense included amortization of goodwill and workforce. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, we ceased amortizing goodwill and workforce after December 31, 2001. Amortization expense for goodwill and workforce charged to the statement of operations for the three and six months ended June 30, 2001 was $894,000 and $1.8 million, respectively. The remaining amortization consists of those costs allocated to our customer base and acquisition date software. See further discussion of the effect of adopting SFAS No. 142 in Note 8 to our condensed consolidated financial statements.

    RECOVERY OF CERTAIN ACQUISITION COSTS PREVIOUSLY EXPENSED

    In March 1999, we entered into a merger agreement in which we considered acquiring all of the outstanding common stock of CPS Systems, Inc., or CPS. Under the agreement, we provided CPS with bridge financing in the form of notes secured by a second lien on substantially all of the assets of CPS. In January 2000, CPS filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In March 2000, the bankruptcy court conducted a public auction of the assets of CPS. The aggregate bridge financings and related accrued interest receivable and other costs amounting to $1.9 million were expensed in the 1999 consolidated financial statements. In 2001 we received cash of approximately $235,000 through CPS bankruptcy proceedings in connection with the notes.

    INTEREST EXPENSE (INCOME)

    Our cash balances have increased significantly compared to the three and six months ended June 30, 2001 due to cash generated from operations and the proceeds from the sale of certain discontinued businesses. As a result, we had net interest expense of $5,000 for the second quarter of 2002 compared to $121,000 for the same period in 2001. For the six months ended June 30, 2002, we had interest income of $32,000, compared to interest expense of $282,000 for the same prior year period. In addition, in the three and six months ended June 30, 2002, we capitalized $71,000 and $140,000, respectively, of interest costs related to capitalized software development costs.

    INCOME TAX PROVISION

    We had an effective income tax rate of 39% for the three and six months ended June 30, 2002. For the three months ended June 30, 2001, we had an effective income tax rate of 50%. For the six months ended June 30, 2001, we had a loss from continuing operations before income taxes of $112,000 and an income tax provision of $30,000. Our effective income tax rate exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes and items that are non-deductible for federal income tax purposes.

    DISCONTINUED OPERATIONS

    Discontinued operations include the operating results of the information and property records services segment in which our Board of Directors approved a formal plan of disposal in December 2000. Discontinued operations also include the results of two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995. The business units within the information and property records services segment were sold in 2000 and 2001. One of the business units previously included in the information and property records services segment was sold in May 2001 for $575,000 cash, approximately 60,000 shares of Tyler stock, a promissory note of $750,000 at 9% interest and other contingent consideration. In 2002, the buyer of this business unit requested to renegotiate the $750,000 promissory note and the contingent consideration. As a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable amounting to $200,000, to fully settle the promissory note and other contingent consideration in connection with this previous sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. During the three months ended June 30, 2002, we received payments of $15,000 on the note. Since the original $750,000 promissory note was not credited to income when the note was initially received, the cash proceeds from the accelerated promissory note repayment resulted in a gain on the disposal of discontinued operations, net of income taxes. However, this net gain was offset in the first quarter of 2002 due to a similar increase in the loss reserve. This increase can be attributed to the inherent uncertainties associated with the value of the remaining assets of our discontinued businesses and the ultimate settlement obligations of the outstanding liabilities including facility lease obligations and the bankruptcy filing of Swan Transportation Company (See Note 3 - Commitments and Contingencies). In our opinion and based upon information available at this time, no material adverse adjustment is anticipated to this loss reserve and we believe the loss reserve remains adequate.

    Two of our non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. For the three and six months ended June 30, 2001, we expensed and included in discontinued operations $1,000 (net of taxes of $-0-) and $15,000 (net of taxes of $8,000), respectively, for trial and related costs (See Note 3 - Commitments and Contingencies).

    LIQUIDITY AND CAPITAL RESOURCES

    On March 5, 2002, we entered into a new $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, we must maintain certain financial ratios and other financial conditions and cannot make certain investments, advances, cash dividends or loans.

    During the first six months of 2002, our bank issued letters of credit totaling $3.3 million under our credit agreement to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at June 30, 2002. At June 30, 2002, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $5.2 million.

    At June 30, 2002, our capitalization consisted of $3.0 million of long-term obligations (including the current portion of that debt) and $116.0 million of shareholders' equity. Our total debt-to-capital ratio (total debt divided by the sum of total shareholders' equity and total debt) was 3% at June 30, 2002.

    During the first six months of 2002, we made capital expenditures of $5.0 million, including $3.6 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

    In March 2002, we received cash of approximately $800,000 and a $200,000 subordinated note receivable to fully settle an existing promissory note and other contingent consideration in connection with the sale in May of 2001 of a business unit previously included in the information and property records services segment.

    In June 2002, we sold the building of a business unit previously included in the information and property records service segment. Net proceeds from the sale totaled approximately $961,000.

    During the six months ended June 30, 2002, we received $1.6 million from the purchase of 478,000 treasury shares upon the exercise of stock options under our employee stock option plan.

    Absent acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

    For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - "Commitments and Contingencies" on page 6, of this document.

Item 4. Submission of Matters to a Vote of Security Holders

    We held our annual meeting of stockholders on May 9, 2002. The results of the matters voted on at the meeting are as follows:

        (a) With respect to the election of directors, our shares were voted as follows:


                      NOMINEE                          NUMBER OF VOTES FOR      NUMBER OF VOTES WITHHELD
                      -------                         --------------------     -------------------------
                      John S. Marr                        39,066,464                   3,335,325
                      Ben T. Morris                       40,464,921                   1,936,868
                      G. Stuart Reeves                    40,464,578                   1,937,211
                      Michael D. Richards                 39,041,809                   3,359,980
                      Glenn A. Smith                      40,465,721                   1,936,068
                      John D. Woolf                       40,417,066                   1,984,723
                      John M. Yeaman                      39,064,921                   3,336,868

        (b) With respect to amendments to our stock option plan to increase the number of shares of our stock that may be issued under the stock option plan from 5,500,000 shares to 6,500,000 shares. The votes were as follows:

                                   FOR                        AGAINST                     ABSTAIN
                                   ---                        -------                     -------
                                38,679,118                   3,036,266                    686,405



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

                                 TYLER TECHNOLOGIES, INC.

Dated: August 5, 2002            By: /s/ Theodore L. Bathurst
                                     -----------------------------------------
                                 Theodore L. Bathurst Vice President and
                                 Chief Financial Officer (principal financial
                                 officer and an authorized signatory)

Dated: August 5, 2002            By: /s/ Terri L. Alford
                                     -----------------------------------------
                                 Terri L. Alford
                                 Controller
                                 (principal accounting officer and
                                 an authorized signatory)


                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Tyler Technologies, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 5, 2002            By: /s/ JOHN M. YEAMAN
                                     -----------------------------------------
                                 John M. Yeaman
                                 Chief Executive Officer


Dated: August 5, 2002            By: /s/ THEODORE L. BATHURST
                                     -----------------------------------------
                                 Theodore L. Bathurst
                                 Vice President and Chief Financial Officer