Form 10-Q
period 2002-09-30
TYLER TECHNOLOGIES INC
filed 2002-10-31
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

Yes [X] No [ ]

Number of shares of common stock of registrant outstanding at October 30, 2002:
46,216,733

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except par value and number of shares)

                                                          September 30,
                                                               2002          December 31,
                                                           (Unaudited)           2001
                                                          --------------    --------------
ASSETS
Current assets:
     Cash and cash equivalents                            $       10,534    $        5,271
     Accounts receivable (less allowance for losses
       of $767 in 2002 and $1,275 in 2001)                        32,543            35,256
     Prepaid expenses and other current assets                     2,982             3,674
     Deferred income taxes                                         1,329             1,329
                                                          --------------    --------------
        Total current assets                                      47,388            45,530

Net non-current assets of discontinued operations                     --             1,000

Property and equipment, net                                        6,934             6,967

Other assets:
     Investment securities available-for-sale                     20,228            11,238
     Goodwill and other intangibles, net                          82,743            82,211
     Sundry                                                          461               234
                                                          --------------    --------------
                                                          $      157,754    $      147,180
                                                          ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $        2,328    $        2,036
     Accrued liabilities and other current liabilities            10,127             9,774
     Net current liabilities of discontinued operations              981               786
     Deferred revenue                                             27,292            27,215
                                                          --------------    --------------
        Total current liabilities                                 40,728            39,811

Long-term obligations, less current portion                        2,566             2,910
Deferred income taxes                                              4,755             3,575

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000
       shares authorized, none issued                                 --                --
     Common stock, $.01 par value; 100,000,000 shares
       authorized;  48,147,969 shares issued                         481               481
     Additional paid-in capital                                  156,871           157,242
     Accumulated deficit                                         (45,352)          (48,943)
     Accumulated other comprehensive income (loss) -
       unrealized gain (loss) on securities
       available-for-sale, net of income taxes                     2,890            (4,545)
     Treasury stock, at cost: 1,531,236 shares in 2002
       and 920,205 shares in 2001                                 (5,185)           (3,351)
                                                          --------------    --------------
          Total shareholders' equity                             109,705           100,884
                                                          --------------    --------------
                                                          $      157,754    $      147,180
                                                          ==============    ==============



See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                       Three months ended          Nine months ended
                                                                          September 30,              September 30,
                                                                     -----------------------    ------------------------
                                                                        2002         2001          2002          2001
                                                                     ----------   ----------    ----------    ----------
Revenues:
  Software licenses                                                  $    6,333   $    4,940    $   16,614    $   13,126
  Professional services                                                  15,474       12,413        43,210        39,075
  Maintenance                                                            10,961       10,037        32,344        29,746
  Hardware and other                                                      1,925        1,045         4,497         4,737
                                                                     ----------   ----------    ----------    ----------
          Total revenues                                                 34,693       28,435        96,665        86,684

Cost of revenues:
  Software licenses                                                       1,285        1,030         3,721         2,655
  Professional services and maintenance                                  19,585       16,822        55,655        51,770
  Hardware and other                                                      1,511          663         3,535         3,586
                                                                     ----------   ----------    ----------    ----------
          Total cost of revenues                                         22,381       18,515        62,911        58,011
                                                                     ----------   ----------    ----------    ----------

     Gross profit                                                        12,312        9,920        33,754        28,673

Selling, general and administrative expenses                              8,546        7,508        25,322        22,635
Amortization of acquisition intangibles                                     832        1,721         2,497         5,177
                                                                     ----------   ----------    ----------    ----------

     Operating income                                                     2,934          691         5,935           861

Interest expense (income)                                                    12           77           (20)          359
                                                                     ----------   ----------    ----------    ----------

Income from continuing operations before income taxes                     2,922          614         5,955           502
Income tax provision                                                      1,183          363         2,364           393
                                                                     ----------   ----------    ----------    ----------
Income from continuing operations                                         1,739          251         3,591           109
Loss from disposal of discontinued operations, net of income taxes           --          (23)           --           (38)
                                                                     ----------   ----------    ----------    ----------
Net income                                                           $    1,739   $      228    $    3,591    $       71
                                                                     ==========   ==========    ==========    ==========

Basic earnings (loss) per common share:
   Continuing operations                                             $     0.04   $     0.01    $     0.08    $     0.00
   Discontinued operations                                                   --        (0.01)           --         (0.00)
                                                                     ----------   ----------    ----------    ----------
      Net earnings per common share                                  $     0.04   $     0.00    $     0.08    $     0.00
                                                                     ==========   ==========    ==========    ==========

Diluted earnings (loss) per common share:
   Continuing operations                                             $     0.04   $     0.01    $     0.07    $     0.00
   Discontinued operations                                                   --        (0.01)           --         (0.00)
                                                                     ----------   ----------    ----------    ----------
      Net earnings per common share                                  $     0.04   $     0.00    $     0.07    $     0.00
                                                                     ==========   ==========    ==========    ==========

Weighted average common shares outstanding:
   Basic                                                                 47,173       47,171        47,401        47,167
   Diluted                                                               49,372       48,396        49,833        47,667



See accompanying notes.

                    TYLER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                           2002               2001
                                                                       ------------       ------------
Cash flows from operating activities:
    Net income                                                         $      3,591       $         71
    Adjustments to reconcile net income from operations
      to net cash provided by operations:
        Depreciation and amortization                                         6,355              8,006
        Deferred income taxes                                                    --               (286)
        Non-cash charges                                                        311                177
        Discontinued operations - non-cash charges and
          changes in operating assets and liabilities                          (273)              (860)
        Changes in operating assets and liabilities, exclusive of
          effects of discontinued operations                                  4,359               (946)
                                                                       ------------       ------------
           Net cash provided by operating activities                         14,343              6,162
                                                                       ------------       ------------

Cash flows from investing activities:
    Additions to property and equipment                                      (2,017)            (2,270)
    Software development costs                                               (5,493)            (4,717)
    Assets acquired for discontinued operations                                  --             (1,353)
    Proceeds from sale of discontinued operations                               831              3,675
    Proceeds from sale of assets of discontinued operations                     961                 --
    Other                                                                       (15)                55
                                                                       ------------       ------------
           Net cash used by investing activities                             (5,733)            (4,610)
                                                                       ------------       ------------

Cash flows from financing activities:
    Net payments on revolving credit facility                                    --             (4,750)
    Payments on notes payable                                                  (399)              (277)
    Payment of debt of discontinued operations                                 (324)              (842)
    Purchase of treasury shares                                              (4,000)                --
    Proceeds from exercise of stock options                                   1,616                258
    Debt issuance costs                                                        (240)              (116)
                                                                       ------------       ------------
           Net cash used by financing activities                             (3,347)            (5,727)
                                                                       ------------       ------------

Net increase (decrease) in cash and cash equivalents                          5,263             (4,175)
Cash and cash equivalents at beginning of period                              5,271              8,217
                                                                       ------------       ------------

Cash and cash equivalents at end of period                             $     10,534       $      4,042
                                                                       ============       ============



See accompanying notes

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)

(1)  Basis of Presentation

     We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and GAAP (accounting principles generally accepted in the United States) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2002 and December 31, 2001 and operating result amounts are for the three and nine months ended September 30, 2002 and 2001 and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2001. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

     Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS (Statement of Financial Accounting Standards) No. 131, "Disclosures About Segments of an Enterprise and Related Information" to be presented as one segment.

(2)  Discontinued Operations

     Discontinued operations include the operating results of the information and property records services segment of which our Board of Directors approved a formal plan of disposal in December 2000. Discontinued operations also include the results of two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995. The business units within the information and property records services segment were sold in 2000 and 2001. One of the business units previously included in the information and property records services segment was sold in May 2001 for $575,000 cash, approximately 60,000 shares of Tyler stock, a promissory note of $750,000 at 9% interest and other contingent consideration. In 2002, the buyer of this business unit requested to renegotiate the $750,000 promissory note and the contingent consideration. As a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable amounting to $200,000, to fully settle the promissory note and other contingent consideration in connection with this previous sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. During the three and nine months ended September 30, 2002, we received payments of $15,000 and $30,000, respectively, on the note. Since the original $750,000 promissory note was not credited to income when the note was initially received, the cash proceeds from the accelerated promissory note repayment resulted in a gain on the disposal of discontinued operations, net of income taxes. However, this net gain was offset in the first quarter of 2002 due to a similar increase in the loss reserve. This increase can be attributed to the inherent uncertainties associated with the ultimate settlement of the outstanding liabilities associated with discontinued operations, including the settlement of our facility lease obligations and the bankruptcy filing of Swan Transportation Company (See Note 3 - Commitments and Contingencies). In our opinion and based upon information available at this time, no material adverse adjustment is anticipated to this loss reserve and we believe the loss reserve for discontinued operations remains adequate.

     Two of our non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. For the three and nine months ended September 30, 2001, we expensed and included in discontinued operations, net of related tax effect, $23,000 and $38,000, respectively, for trial and related costs (See Note 3 - Commitments and Contingencies).

(3)  Commitments and Contingencies

     One of our non-operating subsidiaries, Swan Transportation Company (Swan), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during their employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $1.9 million at September 30, 2002. Swan tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who, prior to December 20, 2001, entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

     On December 20, 2001, Swan filed a petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing by Swan was the result of extensive negotiations between Tyler, Swan, their respective insurance carriers, and an ad hoc committee of plaintiff attorneys representing substantially all of the then known plaintiffs. Swan filed its plan of reorganization in February 2002. The principal features of the plan of reorganization include: (a) the creation of a trust, which is to be funded principally by fifteen insurance carriers pursuant to certain settlement agreements executed pre-petition between Swan, Tyler, and such carriers; (b) the implementation of a claims resolution procedure pursuant to which all present and future claimants may assert claims against such trust for alleged injuries; (c) the issuance of certain injunctions under the federal bankruptcy laws requiring any such claims to be asserted against the trust and barring such claims from being asserted, either now or in the future, against Swan, Tyler, all of Tyler's affected affiliates, and the insurers participating in the funding of the trust; and (d) the full and final release of each of Swan, Tyler, all of Tyler's affected affiliates, and the insurers participating in the funding of the trust from any and all claims associated with the once-owned foundry by all claimants that assert a claim against, and receive compensation from, the trust. In order to receive the foregoing benefits, we have agreed, among other things, to make certain cash contributions to the trust, the amount of which is not expected to exceed the settlement liability previously recorded by Tyler in its condensed consolidated financial statements.

     On September 23, 2002, the bankruptcy court approved the disclosure statement and plan of reorganization for distribution to Swan's creditors. The creditors of Swan are required to vote on, or object to, the plan of reorganization by November 15, 2002. Tyler anticipates the plan, as currently contemplated, will be approved by Swan's creditors because the material terms of the plan of reorganization have been pre-negotiated between the various affected parties.

     If the creditors approve the plan of reorganization, it will be presented to the bankruptcy court for final approval. The bankruptcy court has currently scheduled hearings to confirm the plan of reorganization on December 9 and 10, 2002, at which time the bankruptcy court will hear and determine any objections to the plan of reorganization. If the plan of reorganization as currently contemplated is approved by final order, we anticipate that all of the liabilities associated with the foundry formerly owned by our affiliates will be legally settled at an amount no greater than the liability reflected in the accompanying condensed consolidated financial statements.

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

     See Note 6 - Investment Securities Available for Sale, for discussion of litigation in connection with H.T.E., Inc. (HTE) attempted cash redemption of all shares of HTE common stock currently owned by Tyler.

(4)  Earnings Per Share

     The following table details the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                               -----------------------   -----------------------
                                                                  2002         2001         2002         2001
                                                               ----------   ----------   ----------   ----------
Numerators for basic and diluted earnings per share:
    Income from continuing operations ......................   $    1,739   $      251   $    3,591   $      109
                                                               ==========   ==========   ==========   ==========

Denominator:
    Denominator for basic earnings per share-
    Weighted-average common shares outstanding .............       47,173       47,171       47,401       47,167

    Effect of dilutive securities:
      Employee stock options ...............................        1,290          949        1,430          408
      Warrants .............................................          909          276        1,002           92
                                                               ----------   ----------   ----------   ----------
Dilutive potential common shares ...........................        2,199        1,225        2,432          500
                                                               ----------   ----------   ----------   ----------

Denominator for diluted earnings per share-
    Adjusted weighted-average
     shares for assumed conversion .........................       49,372       48,396       49,833       47,667
                                                               ==========   ==========   ==========   ==========


Basic earnings per share from continuing operations ........   $     0.04   $     0.01   $     0.08   $     0.00
                                                               ==========   ==========   ==========   ==========

Diluted earnings per share from continuing operations ......   $     0.04   $     0.01   $     0.07   $     0.00
                                                               ==========   ==========   ==========   ==========

(5)  Income Tax Provision

     We had an effective income tax rate of 40.5% and 39.7% for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, we had an effective income tax rate of 59.1% and 78.3%, respectively. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible meals and entertainment costs, and in periods prior to January 1, 2002, non-deductible goodwill amortization expensed for financial reporting purposes.

(6)  Investment Securities Available-for-Sale

     Pursuant to an agreement with two major shareholders of H.T.E., Inc. (HTE), we acquired approximately 5.6 million shares of HTE's common stock in exchange for approximately 2.8 million shares of our common stock. The exchange occurred in two transactions, one in August 1999 and the other in December 1999. The 5.6 million shares represent a current ownership interest of approximately 34% of HTE. The cost of the investment was recorded at $15.8 million and is classified as a non-current asset because we made the investment for a continuing business purpose.

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

     On October 29, 2001, HTE notified us that, pursuant to the Florida "control share" statute, it had attempted a cash redemption of all 5.6 million shares of HTE common stock currently owned by us at price of $1.30 per share. On October 29, 2001, we notified HTE that its purported redemption of our HTE shares was invalid and contrary to Florida law, and in any event, the calculation by

     HTE of fair value for such shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring HTE's purported redemption of all of our HTE shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel our HTE shares. We removed the case to the United States District Court, Middle District of Florida, Orlando Division, and requested a declaratory judgment from the court declaring, among other things, that HTE's purported redemption of any or all of our shares was illegal under Florida law and that we maintain the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us. On September 18, 2002, the court issued an order declaring that HTE's purported redemption was invalid. Accordingly, we continue to own 5.6 million shares of HTE common stock. On September 24, 2002, we entered into a settlement agreement with HTE in which HTE agreed that it would not attempt any other redemption of the HTE shares owned by us under the "control share" statute. In addition, HTE agreed to dismiss and release us from the tort claims it alleged against us as disclosed in previous filings. The court has not yet ruled on the voting status of our HTE shares, i.e., our ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us.

     Under GAAP, a 20% investment in the voting stock of another company implies that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. Management of Tyler has concluded that we do not have such influence. Accordingly, we account for our investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices for HTE common stock. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until the securities are sold. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that we consider to be other than temporary results in a reduction in the cost basis to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

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

                     Quoted Market                            Gross Unrealized
                       Per Share      Cost    Fair Value   Holding Gains (Losses)
                     -------------   ------   ----------   ----------------------
September 30, 2002   $        3.60   $ 15.8   $     20.2          $  4.4
December 31, 2001             2.00     15.8         11.2            (4.6)
September 30, 2001            1.70     15.8          9.6            (6.2)

     If the court rules that we are able to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us and, if following such a ruling it is determined that we have the ability to exercise "significant influence" with respect to HTE, we will retroactively adopt the equity method of accounting for this investment. Therefore, our results of operations and retained earnings for periods beginning with the 1999 acquisition will be retroactively restated to reflect our investment in HTE for all periods in which we held an investment in the common stock of HTE. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize our share of HTE's earnings or losses after the respective dates of acquisition. Our investment in HTE would include the unamortized excess of our investment over our equity in the net assets of HTE through December 31, 2001. Effective January 1, 2002, under the newly adopted provisions of SFAS No. 142, the excess investment over our equity in the net assets would no longer be amortized if it consisted of goodwill. Had our investment in HTE been accounted for under the equity method, our investment at September 30, 2002 would have been $13.2 million and the equity in income of HTE for the three and nine months ended September 30, 2002 would have been $577,000 and $1.7 million, respectively. At September 30, 2001, our investment would have been $11.1 million and our equity in loss of HTE for the three and nine months ended September 30, 2001 would have been $390,000 and $906,000, respectively.

(7)  Comprehensive Income

     The components of comprehensive income (loss) are as follows:

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               ------------------------    -----------------------
                                                                  2002          2001          2002         2001
                                                               ----------    ----------    ----------   ----------
Net income .................................................   $    1,739    $      228    $    3,591   $       71
Change in fair value of securities available-for-sale
  (net of deferred tax benefit of $2,222 for the
  three months ended September 30, 2002 and deferred
  tax expense of  $1,556 for the nine months ended
  September 30, 2002) ......................................       (4,127)       (4,608)        7,435        4,460
                                                               ----------    ----------    ----------   ----------

  Comprehensive income (loss) ..............................   $   (2,388)   $   (4,380)   $   11,026   $    4,531
                                                               ==========    ==========    ==========   ==========

(8)  Treasury Stock Purchase

     On August 15, 2002, we consummated an agreement to repurchase 1.1 million of our common shares from William D. Oates, one of our former directors, for a cash purchase price of $4.0 million. Under the terms of the agreement, we also have the sole option to assign to eiStream, LLC, an affiliate of Mr. Oates, our rights and obligations under a Data License and Update Agreement in exchange for an additional 400,000 shares of our common stock. On October 30, 2002, we exercised the option to assign the agreement to Mr. Oates in exchange for 400,000 shares of our common stock. The Data License and Update Agreement grants one of our affiliates included in our discontinued property records business the right to receive updates of certain recorded real property information for an annual fee, subject to certain restrictions on the use of such information. The past operating results of our information and property records business are included in discontinued operations (See Note 2 - Discontinued Operations).

(9)  Goodwill and Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be discontinued and replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The intangible asset impairment test, which compares the fair values of our reporting units to their respective carrying values, was completed during the three months ended June 30, 2002. No impairments were recognized as a result of this test. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. We have adopted the provisions of SFAS No. 141.

     Under SFAS No. 142, assembled workforce, net of related deferred taxes, is subsumed into goodwill upon the adoption of the Statement as of January 1, 2002. In periods prior to January 1, 2002, our effective income tax rate for determining the quarterly income tax provision varied significantly because of the significant amount of non-deductible goodwill in relation to the estimated annual pre-tax income or loss. The adoption of SFAS No. 142, in which goodwill is no longer amortized for financial reporting purposes, has resulted in our ability to more accurately estimate our effective income tax rate on an annual and on a quarterly basis. In determining the pro forma operating results on a quarterly basis, as shown below, we used our pro forma annual effective income tax rate as applied to our quarterly pro forma pretax income or loss in computing our adjusted net income. If we had accounted for goodwill (including workforce) under the non-amortization approach of SFAS No. 142, our net income (loss) and related per share amounts would have been as follows for the periods ended September 30, 2001:

                                                            Three         Nine
                                                            months       months
                                                          ----------   ----------
Reported net income ...................................   $      228   $       71
Add back goodwill amortization, net of income taxes ...          651        1,805
                                                          ----------   ----------
          Adjusted net income .........................   $      879   $    1,876
                                                          ==========   ==========

Basic and diluted net income  per share ...............   $     0.00   $     0.00
Goodwill amortization, net of income taxes ............         0.02         0.04
                                                          ----------   ----------
          Basic and diluted net income per share ......   $     0.02   $     0.04
                                                          ==========   ==========

     The allocation of assets following our adoption of SFAS No. 142 is summarized in the following table:


                                               September 30, 2002             December 31, 2001
                                           ---------------------------   ---------------------------
                                              Gross                         Gross
                                             Carrying     Accumulated      Carrying     Accumulated
                                              Amount      Amortization      Amount      Amortization
                                           ------------   ------------   ------------   ------------
Intangibles no longer amortized:
    Goodwill ...........................   $     46,298   $         --   $     51,063   $      7,771
    Assembled workforce ................             --             --          6,191          2,808
Amortizable intangibles:
    Customer base ......................         17,997          3,135         17,997          2,480
    Software acquired ..................         12,158          8,952         12,158          7,128
    Non-compete agreements .............            163            146            163            128

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of December 31, 2001 ....................................................................   $43,292

Goodwill adjustments during the first quarter relating to workforce, net of deferred taxes of
   $377, being subsumed into goodwill upon the adoption of SFAS No. 142 on January 1, 2002 .........     3,006
                                                                                                       -------

Balance as of September 30, 2002 ...................................................................   $46,298
                                                                                                       =======


     Estimated annual amortization expense relating to acquisition intangibles is as follows:

Year ending
December 31,
------------
2002 ...................   $3,300
2003 ...................    2,800
2004 ...................    1,500
2005 ...................      900
2006 ...................      900


(10) New Accounting Standards

     In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after September 15, 2002. We are currently evaluating the requirements and impact of the Statement, but its adoption is not expected to have a material impact on our results of operations and financial position.

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this Standard may affect the timing of the recognition of future exit or disposal costs. However, we do not anticipate that this Statement will have a material impact on our results of operations and financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     FORWARD-LOOKING STATEMENTS

     The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and in industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should", "projects", "forecast", "might", "could" or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (GAAP) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, intangible assets, bad debts and long-term service contracts, deferred income tax assets, reserve for discontinued operations and contingencies and litigation. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2001 regarding expanded information about our critical accounting policies and estimates.

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

                                               Three months ended September 30,      Nine months ended September 30,
                                               --------------------------------     ---------------------------------
                                                                          %                                     %
                                                 2002        2001       Change        2002         2001       Change
                                               --------    --------    --------     --------     --------    --------
Revenues:
  Software licenses                            $  6,333    $  4,940          28%    $ 16,614     $ 13,126          27%
  Professional services                          15,474      12,413          25       43,210       39,075          11
  Maintenance                                    10,961      10,037           9       32,344       29,746           9
  Hardware and other                              1,925       1,045          84        4,497        4,737          (5)
                                               --------    --------                 --------     --------
Total revenues                                   34,693      28,435          22       96,665       86,684          12

Cost of revenues:
  Software licenses                               1,285       1,030          25        3,721        2,655          40
  Professional services and maintenance          19,585      16,822          16       55,655       51,770           8
  Hardware and other                              1,511         663         128        3,535        3,586          (1)
                                               --------    --------                 --------     --------
Total cost of revenues                           22,381      18,515          21       62,911       58,011           8
  % of revenues                                    64.5%       65.1%                    65.1%        66.9%

Gross profit                                     12,312       9,920          24       33,754       28,673          18
  % of revenues                                    35.5%       34.9%                    34.9%        33.1%

Selling, general and administrative expenses      8,546       7,508          14       25,322       22,635          12
  % of revenues                                    24.6%       26.4%                    26.2%        26.1%

Amortization of acquisition intangibles             832       1,721         (52)       2,497        5,177         (52)
                                               --------    --------                 --------     --------
Operating income                                  2,934         691         325        5,935          861           #
  % of revenues                                     8.5%        2.4%                     6.1%         1.0%

Interest expense (income)                            12          77         (84)         (20)         359           #
                                               --------    --------                 --------     --------
Income before income taxes                        2,922         614         376        5,955          502           #
  % of revenues                                     8.4%        2.2%                     6.2%         0.6%

Income tax provision                              1,183         363         226        2,364          393           #
                                               --------    --------                 --------     --------
  Effective income tax rate                        40.5%       59.1%                    39.7%        78.3%

Income from continuing operations              $  1,739    $    251         593     $  3,591     $    109           #
  % of revenues                                     5.0%        0.9%                     3.7%         0.1%

Diluted earnings per share from
 continuing operations                         $   0.04    $   0.01         300     $   0.07     $   0.00           #

EBITDA*                                        $  5,071    $  3,501          45     $ 12,290     $  8,632          42

Cash flows provided by
 operating activities                          $  7,448    $  7,785          (4)    $ 14,343     $  6,162         133

     # Not meaningful

     *EBITDA consists of income from continuing operations before interest, income taxes, depreciation, amortization and recovery of acquisition costs previously expensed ($235 in the second quarter of 2001). EBITDA is not calculated in accordance with GAAP, but we believe that it is widely used as a measure of operating performance. EBITDA should only be considered together with other measures of operating performance such as operating income, cash flows from operating activities, or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA is not necessarily an indication of amounts that may be available for us to reinvest or for any other discretionary uses.

================================================================================

     REVENUES

     The following table compares the components of revenue as a percent of total revenues for the periods presented:

                         Three months ended      Nine months ended
                            September 30,          September 30,
                        --------------------    --------------------
                          2002        2001        2002        2001
                        --------    --------    --------    --------
Software licenses           18.3%       17.4%       17.2%       15.1%
Professional services       44.6        43.7        44.7        45.1
Maintenance                 31.6        35.3        33.5        34.3
Hardware and other           5.5         3.6         4.6         5.5
                        --------    --------    --------    --------
                           100.0       100.0       100.0       100.0


     Software license revenues. Software license revenues increased $1.4 million, or 28%, for the three months ended September 30, 2002, compared to the same quarter in the prior year. For the three months ended September 30, 2002, we recognized approximately $1.3 million in license revenue from two customers for real estate appraisal software. Our real estate appraisal software sales cycle is periodic in nature and there were no comparable sales in 2001. For the nine months ended September 2002, software license revenues increased $3.5 million, or 27%, compared to the prior year period. Approximately two-thirds of this increase related to expansion of our financial and city solutions software products into the Midwest and the Western United States. Our financial and city solutions software products automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations. Real estate appraisal software revenue made up the remaining one-third of the year-to-date software license revenue increase.

     Professional services revenues. For the three months ended September 30, 2002, professional services revenues increased $3.1 million, or 25%, compared to the same period last year. For the first nine months of 2002, professional services revenue increased $4.1 million, or 11%, compared to the same period of 2001. Approximately two-thirds of the quarter and year-to-date increase over the prior year periods related to professional services associated with higher software license sales. Typically, contracts for software license include services such as installation of the software, converting the customers' data to be compatible with the software and training customer personnel to use the software. In addition, professional services revenue for the three months ended September 30, 2002 includes approximately $600,000 for services performed under an $11.0 million contract signed with the State of Minnesota in July 2002 to install our Odyssey Case Management system. The Minnesota contract includes both software license and services. Approximately 70% of the installation is expected to be performed by late 2003. The remainder of the installation is expected to be performed during 2004 through 2006.

     The remaining one-third of the quarter and year-to-date professional services revenues increase over the prior year periods was due to higher appraisal services. Approximately $2.2 million was recognized in the third quarter of 2002 for services performed under our appraisal contract with Lake County, Indiana, which was first awarded in December 2001. The Lake County contract to provide professional services and technology to reassess real property in Lake County is valued at approximately $15.9 million and is expected to be completed by late 2003. Also included in professional services revenue for the three and nine months ended September 30, 2002 was $3.6 million and $10.1 million, respectively, of appraisal revenue related to our contract with the Nassau County, New York Board of Assessors which was comparable to the prior year periods. Implementation of the Nassau County contract began in September 2000 and is expected to be completed by early 2003.

     Maintenance revenues. Maintenance revenues for the three and nine months ended September 30, 2002 increased $924,000 and $2.6 million, or 9%, respectively, compared to the same prior year periods. We provide maintenance and support services for our software products, third party software and hardware. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates. During the first three months of 2001, we received a one-time settlement of approximately $650,000 from a third party provider of maintenance services relating to past services. Excluding this settlement, maintenance revenue increased approximately 11% for the nine months ended September 30, 2002 compared to the same period last year.

     Hardware and other revenues. For the three months ended September 30, 2002, hardware revenues increased $880,000 compared to the same period of 2001. For the nine months ended September 30, 2002, hardware revenues decreased $240,000 compared to the nine months ended September 30, 2001. The change in hardware revenue is a result of the timing of installations of equipment on customer contracts and is dependent on the contract size and on varying customer hardware needs. We have de-emphasized this aspect of our business in recent periods due to pressures on margins for hardware.

     COST OF REVENUES

     Cost of software license revenues. For the three and nine months ended September 30, 2002, cost of software license revenues increased $255,000, or 25%, and $1.1 million, or 40%, respectively, compared to the prior year periods, primarily due to higher amortization expense of software development costs. In 2001, we had several products in the development stage, which were released beginning in the third quarter of 2001. Once a product is released, we begin to expense the costs associated with the development over the estimated useful life of the product. Development costs mainly consist of personnel costs, such as salary and benefits paid to our developers.

     Cost of professional service and maintenance revenues. For the three and nine months ended September 30, 2002, cost of professional services and maintenance revenues increased $2.8 million, or 16%, and $3.9 million, or 8%, respectively, compared to the same periods of 2001. These increases are consistent with the higher professional services and maintenance revenues for the same periods. The following table compares cost of professional service and maintenance revenues as a percentage of professional service and maintenance revenues for the periods presented:

                                 Three months ended      Nine months ended
                                   September 30,           September 30,
                                --------------------    --------------------
                                  2002        2001        2002        2001
                                --------    --------    --------    --------
Professional services
 and maintenance revenues       $ 26,435    $ 22,450    $ 75,554    $ 68,821

Cost of professional services
 and maintenance revenues         19,585      16,822      55,655      51,770

% of professional services
 and maintenance revenues             74%         75%         74%         75%

     Cost of hardware and other revenues. Costs of hardware and other revenues increased $848,000 for the three months ended September 30, 2002 compared to the same prior year period. For the nine months ended September 30, 2002, costs of hardware and other revenues were flat compared to the same prior year period. These changes are consistent with the changes in hardware and other revenue for the same periods.

     GROSS MARGIN

     For the three months ended September 30, 2002 and 2001, our overall gross margin was 36% and 35%, respectively. For the nine months ended September 30, 2002, our overall gross margin was 35% compared to 33% for the same period of 2001. This increase is mainly due to higher software license sales and maintenance revenues. Software license revenue has lower costs associated with it than other revenues such as professional services and hardware. In addition, utilization of our personnel that provide services and support has improved, which has increased our overall gross margin.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, or SG&A, increased $1.0 million, or 14%, and $2.7 million, or 12%, for the three and nine months ended September 30, 2002, respectively. For the third quarter of 2002, SG&A as a percent of revenue decreased to 25% from 26% for the same prior year period. For the nine months ended September 30, 2002 and the same period in the prior year, SG&A as a percent of revenue was 26%. The increase in SG&A is related primarily to higher costs related to sales commissions, increases in sales and administrative personnel, increases in health and other insurance expenses, and HTE matters. During the three and nine months ended September 30, 2002, we incurred approximately $365,000 and $650,000 of legal and other related costs associated with HTE matters, respectively. See Note 6 to our condensed consolidated financial statements for discussion of litigation in connection with HTE's attempted cash redemption of all shares of HTE common stock currently owned by Tyler.

     AMORTIZATION OF ACQUISITION INTANGIBLES

     Prior year amortization expense included amortization of goodwill and workforce. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of adopting SFAS No. 142, we ceased amortizing goodwill and workforce after December 31, 2001. Amortization expense for goodwill and workforce charged to the statement of operations for the three and nine months ended September 30, 2001 was $895,000 and $2.7 million, respectively. The remaining amortization consists of those costs allocated to our customer base and acquisition date software. See further discussion of the effect of adopting SFAS No. 142 in Note 9 to our condensed consolidated financial statements.

     INTEREST EXPENSE (INCOME)

     Our cash balances have increased significantly compared to September 30, 2001 due to cash generated from operations and the proceeds from the sale of certain discontinued businesses. As a result, we had net interest expense of $12,000 for the third quarter of 2002 compared to $77,000 for the same period in 2001. For the nine months ended September 30, 2002, we had interest income of $20,000, compared to interest expense of $359,000 for the same prior year period. In addition, in the three and nine months ended September 30, 2002, we capitalized $64,000 and $204,000, respectively, of interest costs related to capitalized software development costs.

     INCOME TAX PROVISION

     We had an effective income tax rate of 40.5% and 39.7% for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, we had an effective income tax rate of 59.1% and 78.3%, respectively. Our effective income tax rate exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes and items that are non-deductible for federal income tax purposes.

     DISCONTINUED OPERATIONS

     Discontinued operations include the operating results of the information and property records services segment of which our Board of Directors approved a formal plan of disposal in December 2000. Discontinued operations also include the results of two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995. The business units within the information and property records services segment were sold in 2000 and 2001. One of the business units previously included in the information and property records services segment was sold in May 2001 for $575,000 cash, approximately 60,000 shares of Tyler stock, a promissory note of $750,000 at 9% interest and other contingent consideration. In 2002, the buyer of this business unit requested to renegotiate the $750,000 promissory note and the contingent consideration. As a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable amounting to $200,000, to fully settle the promissory note and other contingent consideration in connection with this previous sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. During the three and nine months ended September 30, 2002, we received payments of $15,000 and $30,000, respectively, on the note. Since the original $750,000 promissory note was not credited to income when the note was initially received, the cash proceeds from the accelerated promissory note repayment resulted in a gain on the disposal of discontinued operations, net of income taxes. However, this net gain was offset in the first quarter of 2002 due to a similar increase in the loss reserve. This increase can be attributed to the inherent uncertainties associated with the ultimate settlement of the outstanding liabilities associated with discontinued operations including the settlement of our facility lease obligations and the bankruptcy filing of Swan Transportation Company (See Note 3 to our condensed consolidated financial statements). In our opinion and based upon information available at this time, no material adverse adjustment is anticipated to this loss reserve and we believe the loss reserve remains adequate.

     Two of our non-operating subsidiaries are involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. For the three and nine months ended September 30, 2001, we expensed and included in discontinued operations, net of related tax effect, $23,000 and $38,000, respectively, for trial and related costs (See Note 3 to our condensed consolidated financial statements).

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

     As of September 30, 2002, our bank has issued outstanding letters of credit totaling $3.7 million under our credit agreement to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at September 30, 2002. At September 30, 2002, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $5.3 million.

     At September 30, 2002, our capitalization consisted of $2.6 million of long-term obligations (including the current portion of that debt) and $109.7 million of shareholders' equity. Our total debt-to-capital ratio (total debt divided by the sum of total shareholders' equity and total debt) was 2% at September 30, 2002.

     During the first nine months of 2002, we made capital expenditures of $7.5 million, including $5.5 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded principally from cash generated from operations.

     In March 2002, we received cash of approximately $800,000 and a $200,000 subordinated note receivable to fully settle an existing promissory note and other contingent consideration in connection with the sale in May of 2001 of a business unit previously included in the information and property records services segment, which had been discontinued.

     In June 2002, we sold the building of a business unit previously included in the information and property records service segment which had been discontinued. Net proceeds from the sale totaled approximately $961,000.

     On August 15, 2002, we consummated an agreement to repurchase 1.1 million of our common shares from William D. Oates, one of our former directors, for a cash purchase price of $4.0 million.

     During the nine months ended September 30, 2002, we received $1.6 million from the purchase of 490,000 treasury shares upon the exercise of stock options under our employee stock option plan.

     Absent acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.

Item 4. Evaluation of Disclosure Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - "Commitments and Contingencies" on page 5 of this document.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 4.8 Second Amendment to Credit Agreement, First Amendment to Pledge and Security Agreement, and Lender's Consent and Waiver, by and between Tyler Technologies, Inc. and Bank of Texas, N.A., dated effective September 30, 2002.

     (b) Exhibit 99 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     (c)  Reports on Form 8-K

                               Form 8-K         Item
                             Reported Date     Reported                   Exhibits Filed
                             -------------     --------                   --------------
                                8/19/02           5       News release issued by Tyler Technologies,
                                                          Inc. dated August 19, 2002 announcing the
                                                          repurchase of 1.1 million shares of its
                                                          common stock from William D. Oates, a former
                                                          director.

Item 3 of Part I and Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TYLER TECHNOLOGIES, INC.

                                       By: /s/ Theodore L. Bathurst
                                          -------------------------
                                       Theodore L. Bathurst
                                       Vice President and Chief Financial
                                       Officer (principal financial officer and
                                       an authorized signatory)

                                       By: /s/ Terri L. Alford
                                          -------------------------
                                       Terri L. Alford
                                       Controller
                                       (principal accounting officer and an
                                       authorized signatory)



Date: October 31, 2002

                                 CERTIFICATIONS

I, John M. Yeaman, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Tyler
         Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: October 31, 2002                By: /s/ John M. Yeaman
                                           ------------------
                                           John M. Yeaman
                                           President and Chief Executive Officer

I, Theodore L. Bathurst, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Tyler
         Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated: October 31, 2002           By: /s/ Theodore L. Bathurst
                                      ------------------------
                                      Theodore L. Bathurst
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------
4.8                     Second Amendment to Credit Agreement, First Amendment to
                        Pledge and Security Agreement, and Lender's Consent and
                        Waiver, by and between Tyler Technologies, Inc. and Bank
                        of Texas, N.A., dated effective September 30, 2002.

99.1                    Certification pursuant to Section 1350 of Chapter 63 of
                        Title 18 of the United States Code - Chief Executive
                        Officer.

99.2                    Certification Pursuant to Section 1350 of Chapter 63 of
                        Title 18 of the United States Code - Chief Financial
                        Officer.