Form 10-K
period 2002-12-31
TYLER TECHNOLOGIES INC
filed 2003-02-28
CIK 860731

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

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

       Registrant's telephone number, including area code: (972) 713-3700

                                 ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------                 -------------------------
 COMMON STOCK, $0.01 PAR VALUE                    NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                                 ---------------

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 25, 2003 WAS $166,250,000.

    THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON FEBRUARY 25, 2003 WAS 42,737,736.

                       DOCUMENTS INCORPORATED BY REFERENCE

    CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON May 1, 2003.
================================================================================

                            TYLER TECHNOLOGIES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                                     PART I
Item 1.       Business............................................................................      3

Item 2.       Properties..........................................................................      9

Item 3.       Legal Proceedings...................................................................      9

Item 4.       Submission of Matters to a Vote of Security Holders.................................     11

                                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...............     11

Item 6.       Selected Financial Data.............................................................     12

Item 7.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations.......................................................................     14

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..........................     30

Item 8.       Financial Statements and Supplementary Data.........................................     30

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..........................................................................     30

                                                    PART III

Item 10.      Directors and Executive Officers of the Registrant..................................     31

Item 11.      Executive Compensation..............................................................     31

Item 12.      Security Ownership of Certain Beneficial Owners and Management......................     31

Item 13.      Certain Relationships and Related Transactions......................................     31

                                                     PART IV

Item 14.      Controls and Procedures.............................................................     31

Item 15.      Exhibits, Financial Statement Schedule and Reports on Form 8-K......................     32

Signatures......................................................................................       35

                                     PART I

ITEM 1.  BUSINESS.

DESCRIPTION OF BUSINESS

Tyler Technologies, Inc. ("Tyler") is a leading provider of integrated information management solutions and services for local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software products and services to address the information technology ("IT") needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide outsourced hosting for some of our applications at one of our data centers through an applications service provider ("ASP") arrangement. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation's largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

Tyler was founded in 1966. Prior to early 1998, we operated as a diversified industrial conglomerate, with diversified operations in various industrial, retail and distribution businesses, all of which have been sold. In 1997, we embarked on a multi-phase growth plan focused on serving the specialized information management needs of local governments nationwide. In 1998 and 1999, we made a series of strategic acquisitions of leading companies in the local government IT market.

In addition to our continuing operations in the software and services business described above, we also operated from 1998 through 2000 a business segment focused on providing outsourced property records management for local governments and reselling related data. In late 2000, we decided to dispose of the information and property records services segment in order to strengthen our balance sheet and allow us to focus our resources on the segment of business that we believe offers the greatest growth and profit opportunities. We expect to continue to capitalize on these opportunities by leveraging our large national client base, our long-term relationships with local government customers, and our deep domain expertise in local government operations through the development of state-of-the-art technologies and new nationally branded applications solutions. We began in 2000 and are continuing to develop a new generation of some of our software products based on n-tier architecture, SQL-compliant databases, browser compatibility and component-based technology.

Our historical revenues from continuing operations have grown from $23.4 million in 1998 to $133.9 million in 2002. In addition to growth through acquisitions, our business units have experienced significant internal growth during this period. On a pro forma basis, revenues from continuing operations have grown from $83.7 million in 1998 to $133.9 million in 2002.

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

Traditionally, local government bodies and agencies performed state-mandated duties, including property assessment, record keeping, road maintenance, law enforcement, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting local governments, each of which demands a service response. These areas include criminal justice and corrections, administration and finance, public safety, health and human services, and public works. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these local government units. In addition, constituents of local governments are increasingly demanding improved service and better access to information from public entities. As a result, local governments recognize the increasing value of information management systems and services to, among other things, improve revenue collection, provide increased access to information, and streamline delivery of services to their constituents. Local government bodies are now recognizing that "e-government" is an additional responsibility for community development. From integrated tax systems to integrated civil and criminal justice information systems, many counties and cities have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies or government offices to share data and provide a more comprehensive approach to information management. Many city and county governmental agencies also have unique individual information management requirements, which must be tailored to the specific functions of each particular office.

Many local governments also have difficulties attracting and retaining the staff necessary to support their IT functions. As a result, they seek to establish long-term relationships with reliable providers of high quality IT products and services such as Tyler.

Although local governments generally face budgetary constraints in their operations, the primary revenue source of local government is property tax, which tends to be a relatively stable source of revenue. In addition, the acquisition of technology typically enables local government to operate more efficiently, and often provides a measurable return on investment that justifies the purchase of software and related services.

Gartner Dataquest currently estimates that state and local government spending for information technology products and services will grow from $44 billion in 2002 to $56 billion in 2005. The external services and software segments of the market, in which we are primarily focused, are expected to be the most rapidly growing areas of the local government IT market.

PRODUCTS AND SERVICES

We provide a comprehensive and flexible suite of products and services that address the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from four primary sources:

         -        software licensing;

         -        software services;

         -        appraisal services; and

         -        maintenance and support.

We design, develop and market a broad range of software products to serve mission-critical "back-office" functions of local governments. Our software applications are designed primarily for use on hardware supporting UNIX/NT operating systems. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our products and services are generally grouped in four major areas:

         -        Financial and City Solutions;

         -        Justice and Courts;

         -        Property Appraisal and Tax; and

         -        Recording.

Each of our core software systems consists of several fully integrated application modules. For customers who acquire the software for use in-house, we generally license our systems under standard license agreements which provide the customer with a fully-paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financials and property tax, we offer multiple solutions designed to meet the needs of different sized governments.

We also offer certain software products on an outsourced basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, we either host the applications and data at one of our data centers, or maintain the hardware and software at the client's site. Customers typically pay monthly fees under multi-year contracts for these services.

Historically we have had a higher concentration of sales in the second half of our fiscal year due to governmental budget and spending tendencies.

Financial and City Solutions

Our Financial and City Solutions products include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial systems include modules for general ledger, budget preparation, fixed assets, purchasing, accounts payable, investment management, payroll and human resources. All of our financial systems conform to government auditing and financial reporting requirements and generally accepted accounting principles.

We sell utility billing systems that support the billing and collection of metered and non-metered services, along with multiple billing cycles. Our Web-enabled utility billing solutions allow customers to access information online such as average consumption and transaction history. In addition, our systems can accept secured Internet payments via credit cards and checks.

We also offer specialized products that automate numerous city functions, including equipment and project costing, inventory, business licenses, permits and inspections, citizen complaint tracking, ambulance billing, fleet maintenance, and cemetery records management.

Justice and Courts

We offer a complete integrated suite of products designed to automate, track and manage the law enforcement and judicial process, from the initiation of incidents in computer-aided dispatch/emergency 911 systems through the process of arrest, court appearances and final disposition to probation. These applications may be installed on a stand-alone basis or integrated with our other products to eliminate duplicate entries and improve efficiency.

Our Web-enabled court systems are designed to automate the tracking and management of information involved in criminal and civil court cases, including municipal, family and probate courts. These applications track the status of criminal and civil cases, process fines and fees and generate the specialized judgment and sentencing documents, citations, notices and forms required in court proceedings. Additional judicial applications automate the management of court calendars, coordinate judge's schedules, generate court dockets, manage justice of the peace processes and automate district attorney and prosecutor functions. Related products include jury selection, "hot" check processing, and adult and juvenile probation management applications. Our courtroom technologies allow judges to review cases, calendars, and to scan documents and mug shots using a Web browser. Additionally, document-imaging options include the ability to scan, store, retrieve and archive a variety of criminal and civil case-related documents.

Our law enforcement systems automate police and sheriff functions from dispatch and records management through booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data. The systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, and automation of statistics and state and federal reporting. Our computer-aided dispatch/emergency E-911 system tracks calls and the availability of emergency response vehicles, interfaces with local and state searches, and generally assists dispatchers in processing emergency situations. The law enforcement and jail management systems are fully integrated with the suite of court products that manage the judicial process.

Our court and law enforcement systems allow the public to access via the Internet a variety of information, including criminal and civil court records, jail booking and release information, bond and bondsmen information, and court calendars and dockets. In addition, our systems allow cities and counties to accept payments for traffic and parking tickets over the Internet, with a seamless and automatic interface to back-office justice and financial systems.

We recently introduced Odyssey, an all-new unified court case management system which is slated for general release in mid-2003. Odyssey uses enhanced Web-browser concepts to render a unique user interface. It incorporates the latest technology - XML, n-tier architecture, component-based design, and an ultra-thin client footprint - to maximize the value of a court's investment in new software. We believe that some of Odyssey's design concepts, including embedded imaging functionality, COM+ objects to enable local customization, and an architecture that enables multiple deployment options, are first in the court automation marketplace. Odyssey is the first of our new generation of n-tier, browser-based products and our initial marketing efforts for the new court case management system have been focused on states, large cities and counties.

Property Appraisal and Tax

We provide systems that automate the appraisal and assessment of real and personal property, including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing, and electronic state-level reporting.

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

We are currently developing a new appraisal system, Orion, based on the same technology platform that we used for Odyssey. We expect to introduce Orion, which will replace several legacy products, during early 2003.

Recording

We offer a number of specialized applications designed to help county governments enhance and automate courthouse operations. These systems record and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). We also offer applications to automate such functions as child support tracking, motor vehicle registration, voter registration and election result tabulation.

Software Services

We provide a variety of professional IT services to customers who utilize our software products. Virtually all of our customers contract with us for installation, training, and data conversion services in connection with their purchase of software products. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an installation team travels to the customer's facility to ensure the smooth transfer of data to the new system. Installation fees are charged separately to customers on either a fixed-fee or hourly charge basis, depending on the contract, with full pass-through to customers of travel and other out-of-pocket expenses.

Both in connection with the installation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training can be provided in our training centers, onsite at customers' locations, or at meetings and conferences, and can be customized to meet customers' requirements. The vast majority of our customers contract with us for training services, both to improve their employees' proficiency and productivity and to fully utilize the functionality of our systems. Training services are generally billed on an hourly basis, along with travel and other expenses.

Appraisal Services

We are the nation's largest provider of real property appraisal outsourcing services for local government taxing authorities. These services include:

         - the physical inspection of all commercial and residential properties;

         -        data collection and processing;

         -        sophisticated computer analyses for property valuation;

         -        preparation of tax rolls;

         -        community education regarding the assessment process; and

         -        arbitration between taxpayers and the assessing jurisdiction.

Local government taxing entities normally reappraise real properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. In some jurisdictions, reassessment cycles are mandated by law; in others, they are discretionary. While some taxing jurisdictions perform reappraisals in-house, many local governments outsource this function because of its cyclical nature and because of the specialized knowledge and expertise requirements associated with it. Our business unit that provides appraisal outsourcing services to local governments has been in this business since 1938.

In some instances, we also sell property tax and/or appraisal software products in connection with appraisal outsourcing contracts, while other customers may only engage us to provide appraisal services. Appraisal outsourcing services are somewhat seasonal in nature to the extent that winter weather conditions reduce the productivity of data collection activities in connection with those projects.

Maintenance and Support

Following the implementation of our software systems, we provide ongoing software support services to assist our customers in operating the systems and to periodically update the software. Support is provided over the phone to customers through help desks staffed by our customer support representatives. For more complicated issues, our staff, with the customer's permission, can log on to customers' systems remotely. We maintain our customers' software largely through releases that contain improvements and incremental additions, along with updates necessary because of legislative or regulatory changes.

Virtually all of our software customers contract for maintenance and support from us, which provides a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on the software product's license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless we or the customer gives notice of termination prior to expiration. Similar support is provided to our ASP customers, and is included in their monthly overall fees.

STRATEGY

Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:

         - Provide high quality, value-added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

         - Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, via the Internet. We believe that the addition of such features enhances the market appeal of our core products. In 2001, we also began offering certain of our software products in an ASP environment, a delivery model that we believe will have increasing appeal to local governments and that will be expanded to include more applications. We have also increased our offerings of consulting and business process reengineering services.

         - Leverage a core technology framework across multiple product development efforts. We have developed a core technology framework upon which we intend to develop a new generation of a number of products. By leveraging the core framework, which is based on an n-tier, browser-based architecture, for the development of multiple products, we believe we can develop new-generation products more efficiently, and at a lower total cost. In addition, utilizing a core framework is also expected to help us bring new products to market more rapidly. By having more products built on a common technology framework, we expect to enhance our cross-selling opportunities and be able to provide maintenance and other services more efficiently.

         - Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in 49 states, Canada and Puerto Rico, not all of our product lines have nationwide geographic penetration. We intend to expand into new geographic markets by adding sales staff and targeting marketing efforts by product in those areas. We also intend to continue to expand our customer base to include larger governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our products, are allowing us to achieve success in selling to larger customers.

         - Expand our existing customer relationships. Our existing customer base of nearly 6,000 local government offices offers significant opportunities for additional sales of IT products and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

         - Grow recurring revenue. We have a large recurring revenue base from maintenance and support, with an annual run rate in excess of $40 million. We have historically experienced very low customer turnover (less than 1% annually for our major software business units) and recurring revenues continue to grow as the installed customer base increases. In addition, since the beginning of 2001, we have established a growing recurring revenue stream from ASP hosting and other similar services.

         - Maximize economies of scale and take advantage of financial leverage in our business. We seek to develop and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily "off-the-shelf" software, increased sales of the same products result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant growth without proportionately increasing selling, general and administrative expenses.

         - Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

         - Pursue selected strategic acquisitions. While we expect to grow primarily internally, we may from time to time selectively pursue strategic acquisitions that provide us with one or more of the following:

                  - products and services to complement our existing offerings;

                  -        entry into new markets related to local governments;
                           and

                  -        new customers and/or geographic expansion.

When considering acquisition opportunities, we generally focus on companies with strong management teams and employee bases and excellent customer relationships. Our most recent acquisition included in our continuing operations was completed in November 1999.

SALES, MARKETING, AND CUSTOMERS

We market our products and services through direct sales and marketing personnel located throughout the United States. Other in-house marketing staff focus on add-on sales, professional services and support.

Sales of new systems are typically generated from referrals from other governmental offices or departments within a county or municipality, referrals from other local governments, relationships established between sales representatives and county or local officials, contacts at trade shows, direct mailings, and direct contact from prospects already familiar with us. We are active in numerous state, county, and local government associations, and participate in annual meetings, trade shows, and educational events.

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. In 2002, one customer accounted for approximately 10% of our total revenues. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing service and software update agreements thereafter. Although these agreements can be terminated by either us or the customer, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2002, approximately 30% of the Company's revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the products and services provided by us. Most of these competitors are smaller companies that may be able to offer less expensive solutions than ours. We also compete with national firms, some of which have greater financial and technical resources than us, including PeopleSoft, Inc.,
J. D. Edwards & Company, Lawson Software, Inc., Maximus, Inc., Affiliated Computer Services, Inc., Tier Technologies, Inc.,

SunGard Data Systems, Inc. and Manatron, Inc. We also occasionally compete with central internal information service departments of county or local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. County and local governmental units often are required to seek competitive proposals.

SUPPLIERS

All computers, peripherals, printers, scanners, operating system software, office automation software, and other equipment necessary for the implementation and provision of our software systems and services are presently available from several third-party sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. We have not experienced any significant supply problems.

BACKLOG

At December 31, 2002, we estimated our sales backlog was approximately $89.1 million, compared to $96.3 million at December 31, 2001. The backlog represents contracts that have been signed but not delivered or performed as of year-end. Approximately $79.0 million of the backlog is expected to be installed or services are expected to be performed during 2003.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES

We regard certain features of our internal operations, software, and documentation as confidential and proprietary and rely on a combination of contractual restrictions, trade secret laws and other measures to protect our proprietary intellectual property. We generally do not rely on patents. We believe that, due to the rapid rate of technological change in the computer software industry, trade secrets and copyright protection are less significant than factors such as knowledge, ability and experience of our employees, frequent product enhancements, and timeliness and quality of support services. We typically license our software products under exclusive license agreements which are generally non-transferable and have a perpetual term.

EMPLOYEES

At December 31, 2002, we had approximately 1,230 employees. Appraisal outsourcing projects are periodic in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project's completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

INTERNET WEBSITE AND AVAILABILITY OF PUBLIC FILINGS

Our Internet address is www.tylertechnologies.com. We make available free of charge on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

ITEM 2.   PROPERTIES.

We occupy approximately 300,000 square feet of office and warehouse space, 27,000 of which we own. We lease our principal executive office located in Dallas, Texas, as well as other offices, facilities and project offices for our operating companies in California, Colorado, Connecticut, Florida, Georgia, Idaho, Indiana, Iowa, Maine, Massachusetts, Michigan, New Hampshire, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Texas, and Wisconsin.

ITEM 3.   LEGAL PROCEEDINGS.

On October 29, 2001, H.T.E., Inc. ("HTE") notified us that, pursuant to the Florida "control share" statute, it had redeemed all 5.6 million shares of HTE common stock owned by us for a cash price of $1.30 per share. The 5.6 million shares represent a current ownership interest of approximately 35% of HTE, a company whose common stock is traded on the NASDAQ National Market System. On October 29, 2001, we notified HTE that its purported redemption of our HTE shares was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for such shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring HTE's purported redemption of all of our HTE shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel our HTE shares. We removed the case to the United States District Court, Middle District of Florida, Orlando Division, and requested a declaratory judgment from the court declaring, among other things, that HTE's purported redemption of any or all of our shares was illegal under Florida law and that we had the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us.

On September 18, 2002, the court issued an order declaring that HTE's purported redemption was invalid. Accordingly, we continue to own 5.6 million shares of HTE common stock. On September 24, 2002, we entered into a settlement agreement with HTE in which HTE agreed that it would not attempt any other redemption of our shares. In addition, HTE agreed to dismiss and release us from the tort claims it alleged against us as disclosed in previous filings. On December 11, 2002, the court issued a further order declaring that all of our HTE shares are "control shares" and therefore none of our shares have voting rights. The court further ruled that voting rights would be restored to our HTE shares if we were to sell or otherwise transfer our HTE shares to an unaffiliated third party in a transaction that did not constitute a "control share acquisition."

One of our non-operating subsidiaries, Swan Transportation Company ("Swan"), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during the plaintiffs' employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $1.3 million at December 31, 2002. Swan tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who, prior to December 20, 2001, entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

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

The confirmation hearings on Swan's plan of reorganization were held on December 9, 2002. The plan of reorganization received the affirmative vote of approximately 99% of the total votes cast. All objections to the plan were resolved prior to the confirmation hearing, and the final confirmation order will therefore not be subject to appeal. The confirmation order discharges, releases, and extinguishes all of the foundry-related obligations and liabilities of Tyler, Swan, their affected affiliates, and the insurers participating in the funding of the trust. Further, the confirmation order includes the issuance of injunctions that channel all present and future foundry-related claims into the trust and forever bar any such claims from being asserted, either now or in the future, against Swan, Tyler, their affected affiliates, and the participating insurers. In order to receive the benefits described above, we have agreed, among other things, to transfer all of the capital stock of Swan to the trust so that the trust can directly pursue claims against insurers who have not participated in the funding of the trust. In addition, we have agreed to contribute $1.5 million in cash to the trust, which is due as follows: $750,000 within ten days of the confirmation order becoming a final order; $500,000 on the first anniversary of the date the confirmation order becomes a final order; and $250,000 on the second anniversary of the date the confirmation order becomes a final order. The confirmation order will become a final order thirty days after execution by both the bankruptcy and district court judges, which is expected to occur by the end of the first quarter of 2003.

Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.
                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the New York Stock Exchange under the symbol "TYL." At December 31, 2002, we had approximately 2,600 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,600 beneficial owners of our common stock.

The following table sets forth for the calendar periods indicated the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

                                                              HIGH         LOW
                                                              ----         ---
2001:       First Quarter................................   $   2.25   $    1.00

            Second Quarter...............................       3.04        1.35

            Third Quarter................................       3.81        1.99

            Fourth Quarter...............................       4.60        2.73

2002:       First Quarter ...............................   $   5.95   $    3.75

            Second Quarter...............................       6.01        3.85

            Third Quarter................................       5.25        3.05

            Fourth Quarter...............................       4.85        3.80

2002:       First Quarter  (through  February 25, 2003)..   $   4.40   $    3.50

We did not pay any cash dividends in 2002 or 2001. Our bank credit agreement contains restrictions on the payment of cash dividends. Also, we intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA.
(In thousands, except per share data)

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                   2002              2001             2000               1999             1998
                                               ------------      ------------     ------------       ------------     ----------
STATEMENT OF OPERATIONS DATA: (1)
Revenues (2)............................        $ 133,897        $ 118,816       $  93,933         $  71,416        $  23,440
Costs and expenses:
   Cost of revenues (2).................           85,915           78,797          59,658            37,027           13,143
   Selling, general and
     administrative expenses............           33,914           30,830          32,805            29,404           11,680
   Amortization of acquisition
     intangibles (3)....................            3,329            6,898           6,903             4,966            1,499
                                                ---------        ----------      ---------         ---------        ---------

   Operating income (loss) .............           10,739            2,291          (5,433)               19           (2,882)
   Legal fees  associated  with
     affiliated investment..............              704               --              --                --               --
   Interest (income) expense, net.......               (6)             479           4,884             1,797              234
                                                ---------        ----------      ---------         ---------        ---------
Income (loss) from continuing operations
   before income taxes..................           10,041            1,812         (10,317)           (1,778)          (3,116)
Income tax provision (benefit)..........            3,869            1,540          (2,810)              188             (652)
                                                ---------        ----------      ---------         ---------        ---------
Income (loss) from continuing operations        $   6,172        $     272       $  (7,507)         $(1,966)        $  (2,464)
                                                =========        ==========      =========         =========       ==========
Income (loss) from continuing operations
   per diluted share....................        $    0.12        $    0.01       $   (0.17)        $   (0.05)       $   (0.08)
                                                =========        ==========      =========         =========       ==========

Weighted average diluted shares.........           49,493           47,984          45,380            39,105           32,612

OTHER DATA:
     EBITDA (4).........................        $  18,557        $  13,203       $   4,253         $   6,130        $    (890)

STATEMENT OF CASH FLOWS DATA:
Cash flows from operating activities....        $  19,845        $  12,744       $  (7,126)        $     715        $   1,758
Cash flows from investing activities....           (7,974)          (9,706)         65,401           (24,743)         (36,787)
Cash flows from financing activities....           (3,398)          (5,984)        (52,022)           24,955           27,893

                                                                       AS OF DECEMBER 31,
                                         ---------------------------------------------------------------
                                            2002        2001         2000          1999          1998
                                         ---------    ---------    ---------    ----------    ----------
BALANCE SHEET DATA: (1)
Total assets.........................    $ 169,845    $ 146,975    $ 150,712    $  243,260    $  124,328
Long-term obligations, less
   current portion...................        2,550        2,910        7,747        61,530        37,189
Shareholders' equity.................      118,656      100,884       96,122       138,904        76,346

(1) For the years 1998 through 2002, results of operations include the results of the continuing companies that were formerly the software systems and services segment, from the respective dates we acquired the companies, and exclude the results of operations of the discontinued information and property records services segment and automotive parts segment. Prior years' selected financial data has been restated to reflect discontinuation of the information and property records services segment in 2000 and the automotive parts segment in 1998. See Note 3 in Notes to Consolidated Financial Statements.

(2) Pursuant to Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," customer reimbursements for out-of-pocket expenses are to be included in net revenues and the related costs in cost of revenues. Because these additional net revenues are offset by the associated reimbursable expenses included in cost of revenues, the adoption of EITF No. 01-14 in 2002 did not impact income (loss) from continuing operations for all periods presented. Net revenues and cost of revenues for 2001 and 2000 were recast to reclassify certain reimbursable expenses to conform to the current year presentation in accordance with EITF No. 01-14. Periods prior to 2000 were not recast because reimbursable expenses were immaterial. See Note 17 in Notes to Consolidated Financial Statements.

(3) Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets". Under the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually. In accordance with the new standard, results of operations for years prior to 2002 are reported under the previous accounting standards for goodwill and intangible assets. Amortization expense net of income taxes, related to goodwill (including assembled workforce subsumed into goodwill) no longer expensed under the new standard was $2,960 in 2001, $2,934 in 2000, $2,199 in 1999 and $836 in 1998.

(4) EBITDA consists of income from continuing operations before interest, income taxes, depreciation and amortization. EBITDA is not calculated in accordance with accounting principles generally accepted in the United States, but we believe that it is widely used as a measure of operating performance. EBITDA should only be considered together with other measures of operating performance such as operating income, cash flows from operating activities, or any other measure for determining operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States. EBITDA is not necessarily an indication of amounts that may be available for us to reinvest or for any other discretionary uses and does not take into account our debt service requirements and other commitments. In addition, since all companies do not calculate EBITDA the same way, it may not be comparable to other companies' similarly titled measures. The following reconciles to EBITDA from income (loss) from continuing operations before income taxes for the periods presented:

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                           2002          2001           2000            1999             1998
                                                        ----------    ---------      ---------        ---------        ---------
Income (loss) from continuing operations before
  income taxes...............................           $  10,041     $   1,812      $ (10,317)       $  (1,778)       $  (3,116)
   Amortization of acquisition intangibles...               3,329         6,898          6,903            4,966            1,499
   Depreciation  and  amortization  included
      in cost of  revenues  and  selling,
      general and administrative expenses....               5,193         4,014          2,783            1,145              493
   Interest (income) expense, net ...........                  (6)          479          4,884            1,797              234
                                                        ---------     ---------      ---------        ---------        ---------
EBITDA                                                  $  18,557     $  13,203      $   4,253        $   6,130        $    (890)
                                                        =========     =========      =========        =========        =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD - LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors That May Affect Our Future Results and Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and other documents we file from time to time with the SEC.

When used in this Annual Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should," "projects," "forecasts," "might," "could" or the negative of such terms and similar expressions are intended to identify forward-looking statements.

GENERAL

We provide integrated information management solutions and services for local governments. We have a broad line of software products and services to address the information technology ("IT") needs of virtually every area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide outsourced hosting for some of our applications at one of our data centers through an applications service provider ("ASP") arrangement. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we provide outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure proper product performance and reliability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosure of contingent assets and liabilities. The Notes to the Consolidated Financial Statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements. On an on going basis, we evaluate our estimates, including, but not limited to, those related to intangible assets, bad debts and our long-term service contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." Our revenues are derived from software licenses, hardware, postcontract customer support/maintenance and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable claim. We maintain allowances for doubtful accounts, sales adjustments and estimated cost of product warranties, which are provided at the time the revenue is recognized. Since most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Occasionally, customers may become dissatisfied with the functionality of the software products and/or the quality of the services and request a reduction of the total contract price or similar concession. While we engage in extensive product and service quality assurance programs and processes, our allowances for these contract price reductions may need to be revised in the future. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, management at our corporate offices as well as at our operating companies review on at least a quarterly basis significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts, sales adjustments and estimated cost of product warranties may require revision, include, but are not limited to, deterioration of a customer's financial condition, failure to manage our customer's expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.

For those minimal number of software arrangements that include customization of the software, which is considered essential to its functionality, and for substantially all of our real estate appraisal outsourcing projects, we recognize revenue and profit as the work progresses using the percentage-of-completion method. This method relies on estimates of total expected contract revenue, billings and collections and expected contract costs. We follow this method since reasonably dependable estimates of revenue and costs applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee, to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known.

Intangible Assets and Goodwill. Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including software, customer base and goodwill. In addition, we capitalize software development costs incurred subsequent to the establishment of technological feasibility on a specific software project. Certain of these intangible assets are amortized over their estimated useful lives. All intangible assets with definite and indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of goodwill is generally measured by a comparison of the carrying amount of an asset to its fair value generally determined by estimated future net cash flows expected to be generated by the asset. Recoverability of other intangible assets is generally measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive.

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

2002 Compared to 2001

The following table includes items from our audited consolidated financial statements and the relevant percentage change in the amounts between the periods presented. The amounts shown in the table are in thousands, except the per share data:

                                                                            Years Ended December 31,
                                                                ----------------------------------------------
                                                                  2002                 2001          % Change
                                                                --------             --------        ---------
Revenues:
  Software licenses                                             $ 24,278             $ 19,491            25%
  Software services                                               25,703               21,538            19
  Maintenance                                                     40,667               36,587            11
  Appraisal services                                              37,319               34,727             7
  Hardware and other                                               5,930                6,473            (8)
                                                                --------             --------
Total revenues                                                   133,897              118,816            13

Cost of revenues:
  Software licenses                                                5,482                4,130            33
  Software services and maintenance                               50,175               46,024             9
  Appraisal services                                              25,512               23,894             7
  Hardware and other                                               4,746                4,749            (0)
                                                                --------             --------
Total cost of revenues                                            85,915               78,797             9
      % of revenues                                                 64.2%                66.3%

Gross profit                                                      47,982               40,019            20
      % of revenues                                                 35.8%                33.7%

Selling, general and administrative expenses                      33,914               30,830            10
      % of revenues                                                 25.3%                25.9%

Amortization of acquisition intangibles                            3,329                6,898           (52)
                                                                 -------               ------
Operating income                                                  10,739                2,291           369

Legal fees associated with affiliated investment                     704                    -

Interest (income) expense                                             (6)                 479
                                                                --------             --------
Income before income taxes                                        10,041                1,812

Income tax provision                                               3,869                1,540
                                                                --------             --------
      Effective income tax rate                                     38.5%                 85.0%

Income from continuing operations                               $  6,172             $    272
                                                                ========             ========
Diluted earnings per share from
  continuing operations                                         $   0.12             $   0.01
                                                                ========             ========

Cash flows provided by operating activities                     $ 19,845             $ 12,744

Cash balance at December 31                                       13,744                5,271

Capital expenditures:

     Sofware development costs                                     7,210                6,225
     Property and equipment                                        2,508                3,101


REVENUES

The following table compares the components of revenue as a percentage of total revenues for the periods presented:

                                                       Years ended
                                                       December 31,
                                              -----------------------------
                                                2002                 2001
                                              --------             --------
Software licenses                               18.1 %               16.4 %
Software services                               19.2                 18.1
Maintenance                                     30.4                 30.8
Appraisal services                              27.9                 29.2
Hardware and other                               4.4                  5.5
                                               -----                -----
                                               100.0 %              100.0 %

Software license revenues. Software license revenues increased $4.8 million, or 25%, for the year ended December 31, 2002, compared to 2001. During 2002, we recognized approximately $2.4 million in license revenues from four customers for real estate appraisal software, while we recorded minimal license revenues from appraisal software in 2001. The remainder of the increase in software license revenues was related to expansion of our financial and city solutions software products into the midwest and the western United States, and was aided by the release of several new financial and city solutions products and enhancements. Our financial and city solutions software products automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations.

Software services revenues. For the year ended December 31, 2002, software services revenues increased $4.2 million, or 19%, compared to 2001. The increase in software services is primarily related to higher software license sales. Typically, contracts for software licenses include services such as installation of the software, conversion of customer data to be compatible with the new software and training customer personnel to use the software. In addition, software services revenues for 2002 included approximately $1.9 million for services performed under an $11.0 million contract signed with the State of Minnesota in July 2002 to install our new Odyssey court case management system. The Minnesota contract includes both software license and software services but no license revenues were recognized under the contract in 2002. Approximately 70% of the installation is expected to be performed by late 2003. The remainder of the installation is expected to be performed from 2004 through 2006.

Maintenance revenues. For the year ended December 31, 2002, maintenance revenue increased $4.1 million, or 11%, from $36.6 million for 2001. We provide maintenance and support services for our software products, third party software and hardware. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates. During 2001, we received and recorded as revenue a one-time settlement of approximately $650,000 from a third party provider of maintenance services relating to past services. Excluding this settlement, maintenance revenue increased approximately 13% for the year ended December 31, 2002 compared to the prior year.

Appraisal services revenues. Appraisal services revenues increased $2.6 million, or 7%, for the year ended December 31, 2002, compared to 2001. The increase was primarily related to our contract with Lake County, Indiana, which was first awarded in December 2001. The contract to provide professional services and technology to reassess real property in Lake County is valued at $15.9 million, of which $14.4 million relates to appraisal services, and is expected to be completed by late 2003. During 2002, appraisal services revenue also included $12.1 million of appraisal revenue related to our contract with the Nassau County, New York Board of Assessors ("Nassau County"), which was comparable to the amount recognized in 2001. Substantially all of the work related to Nassau County contract had been completed as of December 31, 2002.

COST OF REVENUES

Cost of software license revenues. For the year ended December 31, 2002, cost of software license revenues increased $1.4 million, or 33%, compared to the prior year, primarily due to higher amortization expense of software development costs. In 2001, we had several products in the development stage, which were released beginning in the third quarter of 2001. Once a product is available for general release, we begin to expense the costs associated with the development generally over the estimated useful life of the product.

Development costs mainly consist of personnel costs, such as salary and benefits paid to our software developers, rent for related office space and capitalized interest costs.

Cost of software service and maintenance revenues. For the year ended December 31, 2002, cost of software services and maintenance revenues increased $4.2 million, or 9%, compared to 2001. This increase is consistent with the higher software services and maintenance revenues for the same period, although software services and maintenance revenues grew at a higher rate than the cost of those revenues, which is reflective of more efficient utilization of our support and maintenance staff and economies of scale. As a percentage of related revenues, cost of software services and maintenance was 76% in 2002 compared to 79% in 2001.

Cost of appraisal services revenues. For the year ended December 31, 2002, cost of appraisal service revenue increased approximately $1.6 million, or 7%, compared to the year ended December 31, 2001. This increase is consistent with the increase in appraisal services revenue, which also rose 7% compared to the prior year. Cost of appraisal services revenues as a percentage of appraisal services revenue was 68% for 2002 compared to 69% for 2001.

GROSS PROFIT

For the years ended December 31, 2002 and 2001, our overall gross margin was 36% and 34%, respectively. The 2002 gross margin benefited from a product mix that included more software license revenues and higher maintenance revenues than the prior year. Software license revenues have lower associated costs than other revenues such as software and appraisal services, third party software and hardware. In addition, utilization of our personnel that provide services and support has improved, which has increased our overall gross profit. The increase in our gross profit was offset slightly by higher software development amortization during 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, or SG&A, increased $3.1 million, or 10%, for the year ended December 31, 2002 compared to the prior year. As a percentage of revenues, SG&A was 25% in 2002 compared to 26% in 2001. The $3.1 million increase in SG&A was related primarily to higher costs with respect to sales commissions, and increases in health and other insurance expenses.

AMORTIZATION OF ACQUISITION INTANGIBLES

Our amortization of acquisition intangibles for the year ended December 31, 2001 amounted to $6.9 million, including $3.6 million for amortization of goodwill and workforce costs. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result of adopting SFAS No. 142, we ceased amortizing goodwill and workforce after December 31, 2001. The remaining amortization consisted of those costs allocated to our customer base and acquisition date software. See further discussion of the effect of adopting SFAS No. 142 in Note 7 in Notes to the Consolidated Financial Statements.

INTEREST (INCOME) EXPENSE

Our cash balances have increased significantly during 2002 due to cash generated from operations, the receipt of proceeds from the sale of certain discontinued businesses and the exercise of stock options. In 2002 we invested excess cash in money market investments. Offsetting interest income from these money market investments was $255,000 of interest expense for an outstanding $2.5 million note payable. As a result, we had net interest income of $6,000 for the year ended December 31, 2002 compared to net interest expense of $479,000 for 2001. In addition, during the years ended December 31, 2002 and 2001, we capitalized $269,000 and $578,000, respectively, of interest costs related to capitalized software development costs.

INCOME TAX PROVISION

We had an effective income tax rate of 39% for the year ended December 31, 2002. For the year ended December 31, 2001, we had an effective income tax rate of 85%. Our effective income tax rate in both years exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes and items that are non-deductible for federal income tax purposes, including certain non tax-deductible goodwill amortization in periods prior to 2002.

DISCONTINUED OPERATIONS

Discontinued operations consists of the operating results of the information and property records services segment which we discontinued in December 2000, two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995 and an automotive parts distributor that we sold in March 1999.

On September 29, 2000, we sold certain net assets of Kofile, Inc. and another subsidiary, our interest in a certain intangible work product, and a building and related building improvements (the "Kofile Sale") for a cash sale price of $14.4 million. Effective December 29, 2000, we sold for cash our land records business unit, consisting of Business Resources Corporation ("Resources"), to an affiliate of Affiliated Computer Services, Inc. ("ACS") (the "Resources Sale".) The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, our management, with our Board of Directors' approval, adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus our resources on our software systems and services segment and to reduce debt. The businesses and assets divested or identified for divesture were classified as discontinued operations in the accompanying consolidated financial statements in 2000 and the prior periods' financial statements were restated to report separately their operations in compliance with APB Opinion No. 30. The net gain on the Kofile Sale and the Resources Sale amounted to approximately $1.5 million (net of an income tax benefit of $2.4 million).

Our formal plan of disposal provided for the remaining businesses and assets of the information and property records services segment to be disposed of by December 29, 2001. The estimated loss on the disposal of these remaining businesses and assets at December 29, 2000 amounted to $13.6 million (after an income tax benefit of $3.8 million). This loss consisted of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates.

On May 16, 2001, we sold all of the common stock of one of the remaining businesses in the discontinued information and property records services segment. In connection with the sale, we received cash proceeds of $575,000, approximately 60,000 shares of Tyler common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. On September 21, 2001, we sold all of the common stock of Capital Commerce Reporter, Inc. for $3.1 million in cash.

We renegotiated certain aspects of the May 16, 2001 sale transaction and as a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable for $200,000, to fully settle the promissory note and other contingent consideration received in connection with this sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. During 2002, we received receipts of $46,000 on the subordinated note.

During the year ended December 31, 2002, the IRS issued temporary regulations, which in effect allowed us to deduct for tax purposes losses attributable to the March 1999 sale of our automotive parts subsidiary that were previously not allowed. The tax benefit of allowing the deduction of this loss amounted to approximately $970,000. In addition, we renegotiated a note receivable and certain contingent consideration in connection with a subsidiary sold in 2001 and received proceeds of approximately $846,000 in 2002. We initially assigned no value for accounting purposes to the note receivable and contingent consideration when the loss on the disposal of the discontinued operations was first established in 2000 and when the note was first received in 2001. In addition, we settled in the fourth quarter of 2002 our asbestos litigation for an amount that was approximately $200,000 less than the liability initially established for this matter (See Note 16 in Notes to Consolidated Financial Statements). The aggregate effects of these events, net of the related tax effects, and other minor adjustments to the reserve for discontinued operations, resulted in a credit to discontinued operations of $1.8 million in 2002. In our opinion and based on information available at this time, we believe the net liabilities related to discontinued operations are adequate.

The income tax expense or benefit associated with the gains or losses on the respective sales of the businesses in the information and property records services segment differs from the statutory income tax rate of 35% due to the elimination of deferred taxes related to the basis difference between amounts reported for income taxes and financial reporting purposes and the utilization of available capital loss carryforwards which were fully reserved in the valuation account prior to the respective sales.

One of our non-operating subsidiaries is involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. For the years ended December 31, 2001 and 2000, we expensed and included in discontinued operations, net of related tax effect, $3,000 and $748,000, respectively, for trial and related costs (See Note 16 in the Notes to the Consolidated Financial Statements).

INVESTMENT SECURITY AVAILABLE-FOR-SALE

Pursuant to an agreement with two major shareholders of H.T.E., Inc. ("HTE"), we acquired approximately 5.6 million shares of HTE's common stock in exchange for approximately 2.8 million shares of our common stock. The exchange occurred in two transactions, one in August 1999 and the other in December 1999. The 5.6 million shares represent a current ownership interest of approximately 35% of HTE. The cost of the investment was recorded at $15.8 million and is classified as a non-current asset.

Florida state corporation law restricts the voting rights of "control shares," as defined, acquired by a third party in certain types of acquisitions. These restrictions may be removed by a vote of the shareholders of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny Tyler its right to vote the "control shares" of HTE. When we acquired the HTE shares, HTE took the position that all of our shares were "control shares" and therefore did not have voting rights. We disputed this contention and asserted that the "control shares" were only those shares in excess of 20% of the outstanding shares of HTE, and it was only those shares that lacked voting rights. At the time of our acquisition, no court had interpreted the Florida "control share" statute.

On October 29, 2001, HTE notified us that, pursuant to the Florida "control share" statute, it had redeemed all 5.6 million shares of HTE common stock owned by us for a cash price of $1.30 per share. On October 29, 2001, we notified HTE that its purported redemption of our HTE shares was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for our shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring HTE's purported redemption of all of our HTE shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel our HTE shares. We removed the case to the United States District Court, Middle District of Florida, Orlando Division, and requested a declaratory judgment from the court declaring, among other things, that HTE's purported redemption of any or all of our shares was illegal under Florida law and that we had the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us.

On September 18, 2002, the court issued an order declaring that HTE's purported redemption was invalid. On September 24, 2002, we entered into a settlement agreement with HTE in which HTE agreed that it would not attempt any other redemption of our shares. In addition, HTE agreed to dismiss and release us from the tort claims it alleged against us as disclosed in previous filings. On December 11, 2002, the court issued a further order declaring that all of our HTE shares are "control shares" and therefore none of our shares have voting rights. The court further ruled that voting rights would be restored to our HTE shares if we were to sell or otherwise transfer our HTE shares to an unaffiliated third party in a transaction that did not constitute a "control share acquisition." During 2002, approximately $704,000 of legal and other related costs associated with these matters were charged to non-operating expenses.

Under GAAP, a 20% investment in the voting stock of another company creates the presumption that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. Our management has concluded that we do not have such influence. Accordingly, we account for our investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices for HTE common stock.

On February 4, 2003, we entered into an agreement with SunGard Data Systems, Inc. ("SDS") in which we agreed to tender all of our HTE shares in a tender offer to be commenced by SDS for the acquisition of HTE. On February 5, 2003, SDS and HTE announced a definitive agreement for the acquisition of all of the shares of HTE for $7.00 per share in cash. SDS and HTE also announced that the consummation of the transaction is subject to customary conditions, including the tender of at least a majority of the outstanding shares of HTE in the tender offer and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. SDS and HTE further announced that certain shareholders owning approximately 49.6% of the total outstanding shares of HTE had agreed to tender their shares. According to the press release issued by SDS and HTE, the acquisition is expected to close in the first quarter of 2003. Assuming the acquisition is consummated, we will receive approximately $39.3 million in gross cash proceeds from the sale of our HTE shares. There can be no assurance that the acquisition of HTE by SDS will be consummated on the terms as disclosed, if at all. If SDS does not acquire HTE, we will continue to classify our investment as an available-for-sale security in accordance with SFAS No. 115 and as a non-current asset since the investment was initially made for a continuing business purpose.

NET INCOME

Net income was $8.0 million in 2002 compared to $269,000 in 2001. For 2002 and 2001, diluted earnings per share was $0.16 and $0.01, respectively. Net income for 2002 included a gain on disposal of discontinued operations, net of taxes, of $1.8 million, or $0.04 per diluted share, and net income for 2001 included a loss on discontinued operations, net of taxes, of $3,000, or $0.00 per diluted share.

2001 COMPARED TO 2000

REVENUES

Revenues were $118.8 million for the year ended December 31, 2001, a 26% increase from revenues of $93.9 million for the prior year.

Software license revenues. Software license revenues increased each quarter during 2001 from $4.0 million in the first quarter to $5.8 million in the fourth quarter. For the year ended December 31, 2001, software license revenue was $19.5 million, compared to $19.3 million for the year ended December 31, 2000. The increase was due mainly to sales of third-party software that provided additional functionality to certain modules of our proprietary software, sales of proprietary software to new customers and in new geographic areas, primarily the midwestern United States, and sales of upgraded financial and utility software modules to existing customers. The increase was somewhat offset by lower tax and appraisal software sales.

Software services revenues. Software services revenues grew 11% to $21.5 million for the year ended December 31, 2001, from $19.4 million for the year ended December 31, 2000. The increase was due to higher proprietary software sales, as we offer services, such as installation of the software, conversion of the customers' data to be compatible with the software and training of the customer personnel to use the software. In addition, during 2001, we entered into more service-intensive contracts, particularly related to our tax products.

Maintenance revenues. For the year ended December 31, 2001, maintenance revenue increased 26%, to $36.6 million, from $29.1 million for 2000. Higher maintenance revenues were due to an increase in our base of installed software and systems products and maintenance rate increases for several product lines. Maintenance and support services are provided for our software and related products.

Appraisal services revenues. For the year ended December 31, 2001, appraisal services revenues were $34.7 million, compared to $20.9 million in the prior year. The 66% increase for the year in appraisal services revenues was primarily due to our continued progress on our contract with Nassau County. The contract to provide outsourced assessment services for Nassau County, together with tax assessment administration software and training, is valued at approximately $34.0 million. Implementation of the Nassau County contract began in September 2000. For the year ended December 31, 2001, we recorded $14.4 million of professional services revenue related to Nassau County.

Hardware and other revenues. Hardware and other revenues increased $1.3 million for the year ended December 31, 2001 from $5.2 million for the same period of 2000. Approximately $700,000 of the increase related to the Nassau County contract. Other increases were due to timing of installations of equipment on customer contracts and are dependent on the contract size and on varying customer hardware needs.

COST OF REVENUES

For the year ended December 31, 2001, cost of revenues was $78.8 million compared to $59.7 million for the year ended December 31, 2000. The increase in cost of revenues was primarily due to the increase in revenues.

Gross margin was 34% for the year ended December 31, 2001, compared to 36% for the year ended December 31, 2000. Overall gross margin was lower because our 2001 revenue mix included more appraisal services compared to 2000. Historically, gross profit is higher for software licenses than for software and appraisal services due to personnel costs associated with services. In addition, software license costs increased during 2001 compared to 2000, due to increased amortization of software development costs. We released several new products during the second and third quarters of 2001, at which time we began to amortize the related software development costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2001 was $30.8 million compared to $32.8 million in the prior year. Selling, general and administrative expenses as a percentage of revenues declined to 26% in 2001 from 35% in 2000 because such expenses are primarily fixed and therefore did not increase in proportion to our revenue growth. The decline in selling, general and administrative expenses was due to a reduction in corporate costs following the sale of the information and property records services segment, lower acquisition-related costs such as legal and travel expenses and lower research and development costs which are expensed.

AMORTIZATION OF ACQUISITION INTANGIBLES

We accounted for all of our past acquisitions using the purchase method of accounting for business combinations. Prior to the adoption of SFAS No. 142, the excess of the purchase price over the fair value of the net identifiable assets of the acquired companies ("goodwill") was amortized using the straight-line method of amortization over their respective estimated useful lives. Amortization expense of acquisition intangibles was $6.9 million in 2001 and 2000.

NET INTEREST EXPENSE

Net interest expense was $479,000 for the year ended December 31, 2001, compared to $4.9 million for the year ended December 31, 2000. Interest expense declined due to a significant reduction in bank debt with the proceeds from the disposal of our former information and property records services segment. In addition, during 2001 we capitalized $578,000 of interest costs related to internally developed software products, compared to $586,000 for 2000.

INCOME TAX PROVISION

For the year ended December 31, 2001, we had income from continuing operations before income taxes of $1.8 million and an income tax provision of $1.5 million, resulting in an effective tax rate of 85%. The high effective income tax rate is primarily attributable to non tax-deductible goodwill amortization. For 2000, we incurred a loss from continuing operations before income tax benefit of $10.3 million and an income tax benefit of $2.8 million, resulting in an effective benefit rate of 27%.

NET INCOME

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

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. A corresponding asset is also recorded and depreciated over the life of the asset. After the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows relating to the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of Statement No. 4, are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of SFAS No. 145 related to Statement No. 13 were also effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements.

FINANCIAL CONDITION AND LIQUIDITY

On March 5, 2002, we entered into a new $10.0 million revolving bank credit agreement which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and bear interest at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, we must maintain certain financial ratios and other financial conditions and cannot make certain investments, advances, cash dividends or loans.

As of December 31, 2002, our bank has issued under our credit agreement letters of credit totaling $3.7 million to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at December 31, 2002. At December 31, 2002, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $6.3 million.

As of December 31, 2002, our cash balance was $13.7 million, compared to $5.3 million at December 31, 2001. Cash increased primarily due to cash received from disposition of certain discontinued businesses and assets of discontinued business, cash generated from operations, exercise of stock options and improved cash collections. At December 31, 2002, our days sales outstanding ("DSO's") (accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days) were 85 compared to DSO's of 103 at December 31, 2001.

In March 2002, we received cash of approximately $800,000 and a $200,000 subordinated note receivable to fully settle an existing promissory note and other contingent consideration in connection with the sale in May 2001 of a business unit previously included in the information and property records services segment, which had been discontinued.

In June 2002, we sold the building of a business unit previously included in the discontinued information and property records service segment. Net proceeds from the sale were approximately $961,000.

During the year ended December 31, 2002, we received $1.6 million from the issuance of 491,000 treasury shares upon the exercise of stock options under our employee stock option plan.

During 2002, we made capital expenditures of $9.7 million, including $7.2 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded principally from cash generated from operations.

Excluding acquisitions, we anticipate that 2003 capital spending will be approximately $12.0 million, approximately $9.0 million of which will be related to software development. Capital spending in 2003 is expected to be funded from existing cash balances and cash flows from operations.

On August 15, 2002, we consummated an agreement to repurchase 1.1 million of our common shares from William D. Oates, a former director of Tyler, for a cash purchase price of $4.0 million.

We lease certain offices, transportation, computer and other equipment used in our continuing operations under noncancelable operating lease agreements expiring at various dates through 2012. Most leases contain renewal options and some contain purchase options. Following are the future obligations under noncancelable leases and maturities of long-term obligations at December 31, 2002 (in millions):

                                              2003       2004        2005        2006       2007     Thereafter     Total
                                              ----       ----        ----        ----       ----     ----------     -----
Future rental payments under operating
   leases...............................    $   3.5    $   3.2     $   3.0    $   2.7     $   2.5     $    9.5    $     24.4
Notes payable and other.................         .5        0.0         2.5         --          --           --           3.0
                                            -------    -------     -------    -------     -------     --------    ----------
                                            $   4.0    $   3.2     $   5.5    $   2.7     $   2.5     $    9.5    $     27.4
                                            =======    =======     =======    =======     =======     ========    ==========

In August 2002, our Board of Directors approved a plan to repurchase up to 1.0 million shares of our common stock. Subsequent to December 31, 2002 and through February 21, 2003, we have repurchased 339,000 shares for an aggregate purchase price of $1.4 million.

On February 4, 2003, we entered into an agreement with SunGard Data Systems Inc. ("SDS") in which we agreed to tender all of our HTE shares in the tender offer to be commenced by SDS for the acquisition of HTE. On February 5, 2003, SDS and HTE announced a definitive agreement for the acquisition of all of the shares of HTE for $7.00 per share in cash. Assuming the acquisition is consummated, we will receive approximately $39.3 million in gross cash proceeds from the sale of our HTE shares.

As part of the plan of reorganization of Swan Transportation Company, one of our non-operating subsidiaries, we have agreed to contribute approximately $1.5 million over the next three years to a trust that was set up as part of the reorganization. See Note 16 in the Notes to the Consolidated Financial Statements.

From time to time, we have discussions relating to acquisitions and we expect to continue to assess these and other strategic acquisition opportunities as they arise. We may also require additional financing if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated or that any needed additional financing will be available when required on terms satisfactory to us. Absent any acquisitions, we anticipate that existing cash balances, cash flows from operations, working capital and available borrowing capacity under our revolving credit facility will provide sufficient funds to meet our needs for at least the next year.

CAPITALIZATION

At December 31, 2002, our capitalization consisted of $3.0 million of long-term obligations (including the current portion of those obligations) and $118.7 million of shareholders' equity. Our total debt-to-capital ratio (total debt divided by the sum of total shareholders' equity and total long-term obligations) was 2% at December 31, 2002.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK

An investment in our common stock involves a high degree of risk. Investors evaluating our company should carefully consider the factors described below and all other information contained in this Annual Report. Any of the following factors could materially harm our business, operating results, and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results, and financial condition. This section should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report.

A decline in information technology spending may result in a decrease in our revenues or lower our growth rate.

A decline in the demand for information technology among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers' level of funding for new or additional information technology systems and services. Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services. The current technology recession and decline in overall technology spending, terrorist activity, and threats of hostilities in the Middle East and Asia may cause our customers to reduce or eliminate information technology spending and cause price erosion for our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. Because of these market and economic conditions, we believe there will continue to be uncertainty in the level of demand for our products and services. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

We may experience fluctuations in quarterly revenue that could adversely impact our stock price and our operating results.

Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

         - a significant number of our prospective customers' decisions regarding whether to enter into license agreements with us are made within the last few weeks of each quarter;

         - we have historically had a higher concentration of revenues in the second half of our fiscal year due to governmental budget and spending tendencies;

         -        the size of license transactions can vary significantly;

         - customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, project objectives, budget or personnel;

         - customer purchasing processes vary significantly and a customer's internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

         - the number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions; and

         - we may have to defer revenues under our revenue recognition policies.

Fluctuation in our quarterly revenues may adversely affect our operating results. In each fiscal quarter our expense levels, operating costs, and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results.

As with other software vendors, we may be required to delay revenue recognition into future periods, which could adversely impact our operating results.

We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including whether:

         - license agreements include applications that are under development or other undelivered elements;

         - we must deliver services, including significant modifications, customization, or complex interfaces, which could delay product delivery or acceptance;

         -        the transaction involves acceptance criteria;

         -        the transaction involves contingent payment terms or fees;

         -        we are required to accept a fixed-fee services contract; or

         -        we are required to accept extended payment terms.

Because of the factors listed above and other specific requirements under generally accepted accounting principles in the United States for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver and install software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

Increases in service revenue as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

We realize lower margins on software and appraisal service revenues than on license revenue. The majority of our contracts involve both the license of software and the provision of professional services. Therefore, an increase in the percentage of software service and appraisal service revenue compared to license revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results.

Selling products and services into the public sector poses unique challenges.

We derive substantially all of our revenues from sales of software and services to state, county and city governments, other municipal agencies, and other public entities. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities, including:

         - the sales cycle of governmental agencies may be complex and lengthy;

         - payments under some public sector contracts are subject to achieving implementation milestones, and we have had, and may in the future have, differences with customers as to whether milestones have been achieved;

         - political resistance to the concept of government agencies contracting with third parties to provide information technology solutions;

         - changes in legislation authorizing government's contracting with third parties;

         - the internal review process by governmental agencies for bid acceptance;

         -        changes to the bidding procedures by governmental agencies;

         -        changes in governmental administrations and personnel;

         - limitations on governmental resources placed by budgetary restraints, which in some circumstances, may provide for a termination of executed contracts because of a lack of future funding; and

         - the general effect of economic downturns and other changes on local governments' ability to spend public funds on outsourcing arrangements.

Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

The open bidding process for governmental contracts creates uncertainty in predicting future contract awards.

Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client, and the likely terms of any other third party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our business, financial condition, and results of operations.

Fixed price contracts may affect our profits.

Some of our present contracts are on a fixed-priced basis, which can lead to various risks, including:

         - the failure to accurately estimate the resources and time required for an engagement;

         - the failure to effectively manage governmental agencies' and other customers' expectations regarding the scope of services to be delivered for an estimated price; and

         - the failure to timely complete fixed-price engagements within budget to the customers' satisfaction.

If we do not adequately assess these and other risks, we may be subject to cost overruns and penalties, which may harm our business, financial condition, or results of operations.

We face significant competition from other vendors and potential new entrants into our markets.

We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete on the basis of a number of factors, including:

         - the attractiveness of the business strategy and services we offer;

         -        the breadth of products and services we offer;

         -        price;

         -        quality of products and service;

         -        technological innovation;

         -        name recognition; and

         - our ability to modify existing products and services to accommodate the particular needs of our customers.

We believe the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms, and overall product scope. Our competitors include the consulting divisions of national and regional accounting firms, publicly held companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than us. We cannot assure you that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.

We also compete with internal, centralized information service departments of governmental entities, which require us to persuade the end-user to stop the internal service and outsource to us. In addition, our customers may elect in the future to provide information management services internally through new or existing departments, which will reduce the market for our services.

We could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduced gross margins, and loss of market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require us to reduce the price of our software licenses and related services. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have material adverse effect upon our business, operating results, and financial condition.

We must respond to rapid technological changes to be competitive.

The market for our products is characterized by rapid technological change, evolving industry standards in computer hardware and software technology, changes in customer requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance existing products and develop and introduce in a timely manner or acquire new products that keep pace with technological developments, satisfy increasingly sophisticated customer requirements, and achieve market acceptance. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Further, we cannot assure you that the products, capabilities, or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we are unable to develop or acquire on a timely and cost-effective basis new software products or enhancements to existing products, or if such new products or enhancements do not achieve market acceptance, our business, operating results, and financial condition may be materially adversely affected.

Our failure to properly manage growth could adversely affect our business.

We have expanded our operations rapidly since February 1998, when we entered the business of providing software solutions and services to the public sector. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. We must also identify, hire, train, and manage key managerial and technical personnel. If we fail to implement these systems or employ and retain such qualified personnel, our business, financial condition, and results of operations may be materially and adversely affected.

In addition, a significant portion of our growth has resulted from strategic acquisitions in new product and geographic markets. Although our future focus will be on internal growth, we will continue to identify and pursue strategic acquisitions and alliances with suitable candidates. Our future success will depend, in part, on our ability to successfully integrate past and future acquisitions and other strategic alliances into our operations. Acquisitions may involve a number of special risks, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, and amortization of certain acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition, and results of operations. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions or alliances will be accomplished on favorable terms or will result in profitable operations.

We may be unable to hire, integrate, and retain qualified personnel.

Our continued success will depend upon the availability and performance of our key management, sales, marketing, customer support, and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our continued success will depend in large part upon our ability to attract, integrate, and retain such personnel. We have at times experienced and continue to experience difficulty in recruiting qualified personnel. Competition for qualified software development, sales, and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

We may be unable to protect our proprietary rights.

Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. In addition, there has been significant litigation in the United States in recent years involving intellectual property rights. We are not currently involved in any material intellectual property litigation. We may, however, be a party to intellectual property litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming and result in costly litigation and diversion of management's attention. Further, any claims and litigation could cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Thus, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations, regardless of the final outcome of such litigation.

Our products are complex and, as such, we run the risk of errors or defects with new product introductions or enhancements.

Software products as complex as those developed by us may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced material adverse effects resulting from any such defects or errors to date, we cannot assure you that material defects and errors will not be found after commencement of product shipments. Any such defects could result in loss of revenues or delay market acceptance.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure our contracts to include limitations on liability, we cannot assure you that a successful claim would not have a material adverse effect on our business, financial condition, and results of operations.

Our Application Service Provider strategy has yet to gain widespread acceptance.

Some businesses choose to access enterprise software applications through application service providers, or ASPs, which are businesses that host applications and provide access to software on a subscription basis. The public sector market for ASP solutions is new and unproven. Acceptance of our ASP model depends upon the ability and willingness of different governmental entities to accept and implement ASP solutions. Our clients have expressed security and privacy concerns with the ASP model, including a concern regarding the confidential nature of the information and transactions available from and conducted with governments and concerns regarding off-site storage of such information. We have limited experience selling our solutions through ASPs and may not be successful in generating revenue from this distribution channel.

Changes in the insurance markets may affect our ability to win some contract awards and may lead to increased expenses.

Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. The number of qualified, high-rated insurance companies that offer performance bonds has decreased in recent years, while the costs associated with securing these bonds has increased dramatically. In addition, we are generally required to issue a letter of credit as security for the issuance of a performance bond. Each letter of credit we issue reduces our borrowing capacity under our senior secured credit agreement. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could have a material adverse effect on our business, financial condition, and results of operations.

Recent volatility in the stock markets, increasing shareholder litigation, the adoption of expansive legislation that redefines corporate controls (in particular, legislation adopted to prevent future corporate and accounting scandals), as well as other factors have recently led to significant increases in premiums for directors' and officers' liability insurance. The number of insurers offering directors and officers insurance at competitive rates has also decreased in recent years. We cannot predict when the insurance market for such coverage will stabilize, if at all. The continued volatility of the insurance market may result in future increases in our general and administrative expenses, which may adversely affect future operating results.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities.

Our stock price may be volatile.

The market price of our common stock may be volatile and may be significantly affected by many different factors. Some examples of factors that can have a significant impact on our stock price include:

         -        actual or anticipated fluctuations in our operating results;

         - announcements of technological innovations, new products, or new contracts by us or our competitors;

         - developments with respect to patents, copyrights, or other proprietary rights;

         - conditions and trends in the software and other technology industries;

         - adoption of new accounting standards affecting the software industry;

         -        changes in financial estimates by securities analysts; and

         -        general market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon our business, operating results, and financial condition.

Historically, we have not paid dividends on our common stock.

We have not declared or paid a cash dividend since we entered the business of providing software solutions and services to the public sector in February 1998. Our credit agreement restricts our ability to pay cash dividends. We intend to retain earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Provisions in our certificate of incorporation, bylaws, and Delaware law could deter takeover attempts.

Our Board of Directors may issue up to 1,000,000 shares of Preferred Stock and may determine the price, rights, preferences, privileges, and restrictions, including voting and conversion rights, of these shares of Preferred Stock. These determinations may be made without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, some provisions of our Certificate of Incorporation, Bylaws, and of the Delaware General Corporation Law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving us.

Financial Outlook.

From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our results, including estimated revenues or net earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot be certain that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information regarding us, our products and services, and the software industry when evaluating our prospective results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not materially exposed to market risk from changes in interest rates, equity prices or foreign currency exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Information required by this item is incorporated by reference from the Independent Auditors' Report on page 39 of our 2002 Annual Report to Shareholders ("2002 Annual Report") and from the consolidated financial statements, related notes and supplementary data on pages 40 through 61 of our 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

See the information under the following captions in Tyler's definitive Proxy Statement, which is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report, the Audit Committee Report or the Stock Performance Graphs, included in the Proxy Statement.

                                                                                 Headings in Proxy Statement
                                                                      ----------------------------------------------
ITEM 10.  Directors and Executive Officers of the Registrant.         "Directors, Nominees for Director and
                                                                      Executive Officers"

ITEM 11.  Executive Compensation.                                     "Executive Compensation"

ITEM 12.  Security Ownership of Certain Beneficial Owners and         "Security Ownership of Directors, Nominees for
          Management                                                  Director, Executive
                                                                      Officers and Principal Shareholders"

ITEM 13.  Certain Relationships and Related Transactions.             "Employment Contracts"

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     The following documents from our 2002 Annual Report are incorporated by reference into Item 8 of Part II of this Annual Report:

                  (a) (1) The consolidated financial statements are
                          filed as part of this Annual Report.
                                                                           PAGE

                          Report of Independent Auditors..................  39

                          Consolidated Statements of Operations
                               for the years ended December 31,
                               2002, 2001 and 2000........................  40

                          Consolidated Balance Sheets as of December
                               31, 2002 and 2001..........................  41

                          Consolidated Statements of Shareholders' Equity
                               for the years ended December 31, 2002
                               2001 and 2000..............................  42

                          Consolidated Statements of Cash Flows for the
                               years ended December 31, 2002, 2001
                               and 2000...................................  43

                          Notes to Consolidated Financial Statements......  44

                      (2) The following financial statement schedule is filed as part of this report.

                          Schedule II--Valuation and Qualifying Accounts
                               for the years ended December 31, 2002, 2001
                               and 2000...................................  61

                          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      (3) Exhibits

    Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

EXHIBIT
NUMBER                     DESCRIPTION
----------------------------------------------------------
 3.1         Restated Certificate of Incorporation of
             Tyler Three, as amended through May 14, 1990,
             and Certificate of Designation of Series A
             Junior Participating Preferred Stock (filed
             as Exhibit 3.1 to our Form 10-Q for the
             quarter ended June 30, 1990, and incorporated
             herein).

 3.2         Certificate of Amendment to the Restated
             Certificate of Incorporation (filed as
             Exhibit 3.1 to our Form 8-K, dated February
             19, 1998, and incorporated herein).

 3.3         Amended and Restated By-Laws of Tyler
             Corporation, dated November 4, 1997 (filed as
             Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated herein).

 3.4 Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation
             (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated herein).

                       4.1 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated herein).

                       4.2 Warrant to purchase common stock of Tyler Technologies, Inc. (filed as Exhibit 4.5 to our Form 10-Q for the quarter ended June 30, 2000, and incorporated herein).

                       4.3 Credit Agreement dated as of February 27, 2002, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. (filed as Exhibit 4.6 to our Form 10-K for the year ended December 31, 2001 and incorporated herein).

                       4.4 First Amendment to Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated March 5, 2002, (filed as
                                   Exhibit 4.7 to our Form 10-K for the year ended December 31, 2001 and incorporated herein).

                      *4.5 Second Amendment to Credit Agreement, First Amendment to Pledge and Security Agreement, and Lenders Consent and Waiver by and Among Tyler Technologies, Inc. and Bank of Texas N.A.

                     *10.1 Form of Indemnification Agreement for directors and officers.

                      10.2 Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated herein and amended by Exhibit 4.2).

                      10.3 Acquisition Agreement dated as of November 20, 1995, by and among the Registrants, Tyler Pipe Industries, Inc. and Ransom Industries, Inc., formerly known as Union Acquisition Corporation (filed as Exhibit 2.1 to our Form 8-K, dated December 14, 1995, and incorporated herein).

                      10.4 Purchase Agreement between Tyler Corporation, Richmond Partners, Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit 10.24 to our Form 8-K, dated September 2, 1997, and incorporated herein).

                      10.5 Employment agreement between Tyler Technologies, Inc. and Theodore L. Bathurst, dated October 7, 1998, (filed as Exhibit
                                   10.18 to our Form 10-Q for the quarter ended
                                   September 30, 1998, and incorporated herein).

                     *21           Subsidiaries of Tyler

                     *23           Consent of Ernst & Young LLP

                     *99.1 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

                     *99.2 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   We will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*     Filed herewith.

(b)   Reports on Form 8-K

                 Form 8-K          Item
               Reported Date     Reported             Exhibits Filed
               -------------     ---------    ------------------------------
              November 1, 2002       5         News release issued by Tyler
                                             Technologies, Inc. dated October
                                                          31, 2002

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TYLER TECHNOLOGIES, INC.

Date: February 25, 2003                By: /s/ John M. Yeaman
                                           -----------------------------------
                                           John M. Yeaman
                                           Chief Executive Officer and President
                                           (principal executive officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Date: February 25, 2003          By: /s/ G. Stuart Reeves
                                         ----------------------------
                                         G. Stuart Reeves
                                         Chairman of the Board

    Date: February 25, 2003          By: /s/ John M. Yeaman
                                         ----------------------------
                                         John M. Yeaman
                                         Chief Executive Officer and
                                         President
                                         Director
                                         (principal executive officer)

    Date: February 25, 2003          By: /s/ Theodore L. Bathurst
                                         ----------------------------
                                         Theodore L. Bathurst
                                         Vice President and Chief
                                         Financial Officer
                                         (principal financial officer)

    Date: February 25, 2003          By: /s/ Brian K. Miller
                                         ----------------------------
                                         Brian K. Miller
                                         Vice President - Finance and
                                         Treasurer

    Date: February 25, 2003          By: /s/ Terri L. Alford
                                         ----------------------------
                                         Terri L. Alford
                                         Controller
                                         (principal accounting officer)

    Date: February 25, 2003          By: /s/ Ben T. Morris
                                         ----------------------------
                                         Ben T. Morris
                                         Director

    Date: February 25, 2003          By: /s/ John S. Marr
                                         ----------------------------
                                         John S. Marr
                                         Director

    Date: February 25, 2003          By: /s/ Michael D. Richards
                                         ----------------------------
                                         Michael D. Richards
                                         Director

    Date: February 25, 2003          By: /s/ Glenn A. Smith
                                         ----------------------------
                                         Glenn A. Smith
                                         Director

                                 CERTIFICATIONS

I, John M. Yeaman, certify that:

1. I have reviewed this annual report on Form 10-K of Tyler Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 25, 2003         By: /s/ John M. Yeaman
                                     ------------------
                                     John M. Yeaman
                                     President and Chief Executive Officer

I, Theodore L. Bathurst, certify that:

1. I have reviewed this annual report on Form 10-K of Tyler Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 25, 2003         By: /s/ Theodore L. Bathurst
                                     ------------------------
                                     Theodore L. Bathurst
                                     Vice President and Chief Financial Officer

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill.

                                    ERNST & YOUNG LLP

Dallas, Texas
February 21, 2003

Tyler Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts

                                                   2002       2001         2000
                                                 ---------  ---------    --------
Revenues:
  Software licenses                              $ 24,278   $ 19,491     $ 19,312
  Software services                                25,703     21,538       19,425
  Maintenance                                      40,667     36,587       29,108
  Appraisal services                               37,319     34,727       20,909
  Hardware and other                                5,930      6,473        5,179
                                                 --------   --------     --------
          Total revenues                          133,897    118,816       93,933

Cost of revenues:
  Software licenses                                 5,482      4,130        2,605
  Software services and maintenance                50,175     46,024       38,355
  Appraisal services                               25,512     23,894       14,681
  Hardware and other                                4,746      4,749        4,017
                                                 --------   --------     --------
          Total cost of revenues                   85,915     78,797       59,658
                                                 --------   --------     --------

     Gross profit                                  47,982     40,019       34,275

Selling, general and administrative expenses       33,914     30,830       32,805
Amortization of acquisition intangibles             3,329      6,898        6,903
                                                 --------   --------     --------

     Operating income (loss)                       10,739      2,291       (5,433)

Legal fees associated with affiliated
  investment                                          704         --           --
Interest expense                                      187        630        4,914
Interest income                                      (193)      (151)         (30)
                                                 --------   --------     --------

Income (loss) from continuing operations
  before income taxes                              10,041      1,812      (10,317)
Income tax provision (benefit)                      3,869      1,540       (2,810)
                                                 --------   --------     --------
Income (loss) from continuing operations            6,172        272       (7,507)

Discontinued operations:
  Loss from operations, after income taxes             --         --       (4,251)
  Gain (loss) on disposal, after income taxes       1,817         (3)     (12,839)
                                                 --------   --------     --------
  Gain (loss) from discontinued operations          1,817         (3)     (17,090)
                                                 --------   --------     --------
Net income (loss)                                $  7,989   $    269     $(24,597)
                                                 ========   ========     ========

Basic income (loss) per common share:
  Continuing operations                          $   0.13   $   0.01     $  (0.17)
  Discontinued operations                            0.04      (0.00)       (0.37)
                                                 --------   --------     --------
      Net income (loss) per common share         $   0.17   $   0.01     $  (0.54)
                                                 ========   ========     ========

Diluted income (loss) per common share:
  Continuing operations                          $   0.12   $   0.01     $  (0.17)
  Discontinued operations                            0.04      (0.00)      (0.37)
                                                 --------   --------     --------
      Net income (loss) per common share         $   0.16   $   0.01     $  (0.54)
                                                 ========   ========     ========

Basic weighted average common shares
  outstanding                                      47,136     47,181       45,380
Diluted weighted average common shares
  outstanding                                      49,493     47,984       45,380

 See accompanying notes

Tyler Technologies, Inc.
Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts

                                                                  2002        2001
                                                               ----------  ----------
ASSETS
Current assets:
     Cash and cash equivalents                                 $  13,744   $   5,271
     Accounts receivable (less allowance for losses of $690
      in 2002 and  $1,275 in 2001)                                33,510      35,256
     Income taxes receivable                                          --         151
     Prepaid expenses and other current assets                     4,009       3,318
     Deferred income taxes                                         1,197       1,329
                                                               ---------   ---------
        Total current assets                                      52,460      45,325

Net assets of discontinued operations                                 --       1,000

Property and equipment, net                                        6,819       6,967

Other assets:
     Investment security available - for - sale                   27,196      11,238
     Goodwill                                                     46,298      43,292
     Customer base, net                                           14,645      15,518
     Software, net                                                21,933      19,982
     Other acquisition intangibles                                    10       3,419
     Sundry                                                          484         234
                                                               ---------   ---------
                                                               $ 169,845   $ 146,975
                                                               =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $   2,390   $   2,036
     Accrued liabilities                                          11,186       9,774
     Net current liabilities of discontinued operations              442         581
     Deferred revenue                                             26,208      27,215
                                                               ---------   ---------
        Total current liabilities                                 40,226      39,606

Long-term obligations, less current portion                        2,550       2,910
Deferred income taxes                                              8,413       3,575

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $10.00 par value; 1,000,000 shares
      authorized none issued                                          --          --
     Common stock, $0.01 par value; 100,000,000 shares
      authorized; 48,147,969 shares issued in 2002 and 2001          481         481
     Additional paid-in capital                                  156,898     157,242
     Accumulated deficit                                         (40,954)    (48,943)
     Accumulated other comprehensive income (loss), net of
      tax                                                          7,418      (4,545)
     Treasury stock, at cost; 1,928,636 and 920,205 shares
      in 2002 and 2001, respectively                              (5,187)     (3,351)
                                                               ---------   ---------
          Total shareholders' equity                             118,656     100,884
                                                               ---------   ---------
                                                               $ 169,845   $ 146,975
                                                               =========   =========

     See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2002, 2001 and 2000
In thousands

                                                                      ACCUMULATED
                                         COMMON STOCK    ADDITIONAL      OTHER                     TREASURY STOCK         TOTAL
                                        --------------    PAID-IN    COMPREHENSIVE  ACCUMULATED   -----------------    SHAREHOLDERS'
                                        SHARES  AMOUNT    CAPITAL    INCOME (LOSS)    DEFICIT     SHARES    AMOUNT        EQUITY
                                        ------  ------  -----------  -------------  -----------   ------    -------       ------
Balance at December 31, 1999            44,709  $  447     $151,298    $  17,931      $(24,615)   (1,418)  $  (6,157)   $ 138,904
  Comprehensive loss:
    Net loss                                --      --           --           --       (24,597)       --          --      (24,597)
    Unrealized loss on investment
      security                              --      --           --      (28,622)           --        --          --      (28,622)
                                                                                                                        ---------
  Total comprehensive loss                                                                                                (53,219)
                                                                                                                        ---------
  Issuance of shares pursuant
      to stock compensation plans           --      --       (1,759)          --            --       555       2,926        1,167
  Shares issued for private investment   3,334      33        9,237           --            --        --          --        9,270
                                        ------  ------     --------    ---------      --------    ------   ---------    ---------
Balance at December 31, 2000            48,043     480      158,776      (10,691)      (49,212)     (863)     (3,231)      96,122
  Comprehensive income:
    Net income                              --      --           --           --           269        --          --          269
    Unrealized gain on investment
      security                              --      --           --        6,146            --        --          --        6,146
                                                                                                                        ---------
  Total comprehensive income                                                                                                6,415
                                                                                                                        ---------
  Issuance of shares pursuant
      to stock compensation plans          105       1          221           --            --         3           8          230
  Federal income tax benefit related
      to exercise of stock options          --      --           33           --            --        --          --           33
  Shares received from sale of
      discontinued business                 --      --           --           --            --       (60)       (128)        (128)
  Adjustment in connection with
      previous acquisition                  --      --       (1,788)          --            --        --          --       (1,788)
                                        ------  ------     --------    ---------      --------    ------   ---------    ---------
Balance at December 31, 2001            48,148     481      157,242       (4,545)      (48,943)     (920)     (3,351)     100,884
  Comprehensive income:
    Net income                              --      --           --           --         7,989        --          --        7,989
    Unrealized gain on investment
      security, net of tax                  --      --           --       11,963            --        --          --       11,963
                                                                                                                        ---------
  Total comprehensive income                                                                                               19,952
                                                                                                                        ---------
  Issuance of shares pursuant
      to stock compensation plans           --      --         (542)          --            --       491       2,164        1,622
  Treasury stock purchases                  --      --           --           --            --    (1,500)     (4,000)      (4,000)
  Federal income tax benefit related
      to exercise of stock options          --      --          198           --            --        --          --          198
                                        ------  ------     --------    ---------      --------    ------   ---------    ---------
Balance at December 31, 2002            48,148  $  481     $156,898    $   7,418      $(40,954)   (1,929)    $(5,187)   $ 118,656
                                        ======  ======     ========    =========      ========    ======   =========    =========

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
In thousands

                                                                 2002           2001          2000
                                                               ---------      ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                          $  7,989       $    269     $(24,597)
    Adjustments to reconcile net income (loss)
      to net cash provided (used) by operations:
        Depreciation and amortization                             8,522         10,910        9,686
        Non-cash interest and other charges                         348            361        2,069
        Provision for losses -- accounts receivable                 727          1,681        1,438
        Deferred income tax provision (benefit)                   3,384          1,258       (2,890)
        Discontinued operations - noncash charges and
           changes in operating assets and liabilities           (2,458)        (2,590)       8,215
        Changes in operating assets and liabilities,
           exclusive of effects of acquired companies and
           discontinued operations:
           Accounts receivable                                    1,019           (258)      (7,052)
           Income tax receivable                                    151            172        2,571
           Prepaid expenses and other current assets               (279)          (853)          48
           Other receivables                                         --             --           85
           Accounts payable                                         354         (2,263)         697
           Accrued liabilities                                    1,095         (2,092)       1,370
           Deferred revenue                                      (1,007)         6,149        1,234
                                                               --------       --------     --------
                Net cash provided (used) by operating
                  activities                                     19,845         12,744       (7,126)
                                                               --------       --------     --------

Cash flows from investing activities:
    Additions to property and equipment                          (2,508)        (3,101)      (2,645)
    Software development costs                                   (7,210)        (6,225)      (6,714)
    Cost of acquisitions, net of cash acquired                       --         (2,750)          --
    Cost of acquisitions subsequently discontinued                   --             --       (3,073)
    Capital expenditures of discontinued operations                  --         (1,353)      (2,201)
    Proceeds from disposal of discontinued operations
        and related assets                                        1,807          3,675       79,821
    Other                                                           (63)            48          213
                                                               --------       --------     --------
                Net cash (used) provided by investing
                  activities                                     (7,974)        (9,706)      65,401
                                                               --------       --------     --------


Cash flows from financing activities:
    Net payments on revolving credit facility                        --         (4,750)     (56,250)
    Payments on notes payable                                      (456)          (354)        (836)
    Payment of debt of discontinued operations                     (324)          (992)      (2,925)
    Issuance of common stock                                         --             --        9,270
    Repurchase of common stock                                   (4,000)            --           --
    Proceeds from exercise of stock options                       1,622            230           19
    Debt issuance costs                                            (240)          (118)      (1,300)
                                                               --------       --------     --------
                Net cash used by financing activities            (3,398)        (5,984)     (52,022)
                                                               --------       --------     --------

Net increase (decrease) in cash and cash equivalents              8,473         (2,946)       6,253
Cash and cash equivalents at beginning of year                    5,271          8,217        1,964
                                                               --------       --------     --------
Cash and cash equivalents at end of year                       $ 13,744       $  5,271     $  8,217
                                                               ========       ========     ========

See accompanying notes.

                            Tyler Technologies, Inc.
                   Notes to Consolidated Financial Statements
                  (Tables in thousands, except per share data)

                           December 31, 2002 and 2001

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We provide integrated software systems and related services for local governments. We develop and market a broad line of software products and services to address the information technology ("IT") needs of cities, counties, schools and other local government entities. In addition we provide professional IT services to our customers, including software and hardware installation, data conversion, training and product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.

We discontinued the operations of our information and property records services segment in 2000. See Note 3 - Discontinued Operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our parent company and our subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash equivalents include items almost as liquid as cash, such as money market investments with maturity periods of three months or less when purchased. For purposes of the statements of cash flows, we consider all investments with original maturities of three months or less to be cash equivalents.

REVENUE RECOGNITION

We earn revenue from software licenses, postcontract customer support ("PCS" or "maintenance"), hardware, software related services and appraisal services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. We provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each. Fair values are estimated using vendor specific objective evidence.

We recognize revenue from software transactions in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9 as follows:

Software Licenses and Appraisal Services:
We recognize the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the customer, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable including payment terms three months or more from shipment, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the product's functionality.

A majority of our software arrangements involve "off-the-shelf" software. We consider software to be off-the-shelf software if it can be added to an arrangement with minor changes in the underlying code and it can be used by the customer for the customer's purpose upon installation. For off-the-shelf software arrangements, we recognize the software license fee as revenue after delivery has occurred, customer acceptance is reasonably assured, that portion of the fee represents an enforceable claim and is probable of collection and the remaining services such as training are not considered essential to the product's functionality.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting. We use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage of completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We generally use the level of profit margins that are most likely to occur on a contract. If the most likely profit margins cannot be precisely determined, the lowest probable level of profit in the range of estimates is used for the contract until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

Software Services:
Some of our software arrangements include services considered essential for the customer to use the software for the customer's purposes. For these software arrangements, both the software license revenue and the services revenue are recognized as the services are performed using the percentage-of-completion contract accounting method. When software services are not considered essential, the fee allocable to the service element is recognized as revenue as we perform the services.

Appraisal Services:
For our real estate appraisal projects, we recognize revenue using contract accounting. We measure progress-to-completion primarily using units completed and these arrangements are often implemented over a one to three year time period.

Computer Hardware Equipment:
Revenue allocable to equipment based on vendor specific objective evidence of fair value is recognized when we deliver the equipment and collection is probable.

Postcontract Customer Support:
Our customers generally enter into PCS agreements when they purchase the software license. Our PCS agreements are generally renewable every year. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred.

Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software services and hardware installation, support and maintenance contracts. Unbilled revenue is not billable at the balance sheet dates but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements.

USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage of completion method, the carrying amount of intangible assets and valuation allowances for receivables and deferred income tax assets. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property, equipment and purchased software are recorded at original cost and increased by the cost of any significant improvements after purchase. We record maintenance and repairs as expense when incurred. Depreciation and amortization is calculated using the straight-line method over the shorter of the asset's estimated useful life or the term of the lease in the case of leasehold improvements. For income tax purposes, we use accelerated depreciation methods as allowed by tax laws.

INTEREST COST

We capitalize interest cost as a component of capitalized software development costs. We capitalized interest costs of $269,000 during 2002, $578,000 during 2001 and $586,000 during 2000.

RESEARCH AND DEVELOPMENT COSTS

We record all research and development costs as expense when incurred. We expensed research and development costs of $611,000 during 2002, $412,000 during 2001 and $973,000 during 2000.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in the future periods) and "deferred tax liabilities" (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance would be established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.

STOCK COMPENSATION

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we elected to account for our stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in March 2000. Under APB No. 25's intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award's intrinsic value - the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore we have not recorded any compensation expense related to grants of stock options.

The weighted-average fair value per stock option granted was $3.61 for 2002, $1.28 for 2001 and $2.02 for 2000. We estimated the fair values using the Black-Scholes option pricing model and the following assumptions for the periods presented:

                                                     YEARS ENDED DECEMBER 31,
                                                ----------------------------------
                                                   2002        2001         2000
                                                ---------   ---------    ---------

Expected dividend yield.....................         0%          0%           0%
Risk-free interest rate.....................       4.9%        5.1%         6.1%
Expected stock price volatility.............      77.0%       78.0%        73.0%
Expected term until exercise (years) .......       7           7            7

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       2002          2001          2000
                                                                    ----------    ----------    ----------
Net income (loss).................................................  $   7,989     $    269      $ (24,597)
Add stock-based employee compensation cost included in net income
(loss), net of related tax benefit................................         --           --             --
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related
   tax benefit....................................................     (1,394)      (1,188)        (1,399)
                                                                    ---------     --------      ---------


Pro forma net income (loss).......................................  $   6,595     $   (919)     $ (25,996)
                                                                    =========     ========      =========
Pro forma net income (loss) per basic share.......................  $    0.14     $  (0.02)     $   (0.57)
                                                                    =========     ========      =========
Pro forma net income (loss) per diluted share.....................  $    0.13     $  (0.02)     $   (0.57)
                                                                    =========     ========      =========

COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                       2002            2001            2000
                                                                    ----------      ----------      ----------
Net income (loss).................................................  $    7,989      $      269      $ (24,597)
Other comprehensive income (loss):
   Change in fair value of securities available-for-sale (net of
    deferred tax expense of $3,995 for 2002)......................      11,963           6,146        (28,622)
                                                                    ----------      ----------      ---------
Total comprehensive income (loss).................................  $   19,952      $    6,415      $ (53,219)
                                                                    ==========      ==========      =========

We did not record a tax benefit in connection with the change in the unrealized gain (loss) for 2001 or 2000 since we could not conclude it was more likely than not that the tax benefit would be realized on the cumulative unrealized holding loss.

SEGMENT AND RELATED INFORMATION

Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria for aggregation as permitted by SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information."

GOODWILL AND OTHER INTANGIBLE ASSETS

Our business acquisitions result in the allocation of the purchase price to goodwill and other intangible assets. We allocate the cost of acquired companies first to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

On January 1, 2002 we adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not impact our results of operations or financial position.

With the adoption of SFAS No. 142 goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis. The amount of goodwill and other intangible asset impairment, if any, was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Fair value was determined based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on discontinued operations. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect our results of operations or financial position.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the amount we have recorded for an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

COSTS OF COMPUTER SOFTWARE

Software development costs have been accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $7.2 million during 2002, $6.2 million during 2001 and $6.7 million during 2000. Software development costs primarily consist of personnel costs, rent for related office space and capitalized interest cost. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product's remaining estimated economic life. Amortization of software development costs was approximately $2.8 million during 2002, $1.7 million during 2001 and $622,000 during 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We used the following methods and assumptions to estimate the fair value of each class of financial instruments at the balance sheet date:

         - Cash and cash equivalents, accounts receivables, trade accounts payables, deferred revenues and certain other assets:
                  Costs approximate fair value because of the short maturity of these instruments. Our available-for-sale investments are recorded at fair value based on quoted market prices.

         - Long-term obligations: Cost/carrying values approximates fair value either due to the variable nature of their stated interest rates or the stated interest rates approximate market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

         - We do not have any derivative financial instruments, including those for speculative or trading purposes.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Concentrations of credit risk with respect to receivables are limited due to the wide variety of customers and markets into which our products and services are provided, as well as their dispersion across many different geographic areas. Historically our credit losses have not been significant. As a result, as of December 31, 2002, we do not believe we have any significant concentrations of credit risk.

Our property appraisal outsourcing service contracts can range up to three years in duration. In connection with these percentage of completion contracts and for certain software service contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. We have recorded retentions and unbilled receivables (costs and estimated profit in excess of billings) of approximately $6.2 million and $7.5 million at December 31, 2002 and 2001, respectively, in connection with such contracts. Retentions are included in trade accounts receivable and amounted to $2.6 million at December 31, 2002, of which $168,000 is expected to be collected in excess of one year.

One customer accounted for approximately 10% during 2002 and 13% during 2001, of our total consolidated revenues. No single customer accounted for greater than 10% of total consolidated revenues during 2000.

RECLASSIFICATIONS

Pursuant to Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," customer reimbursements for out-of-pocket expenses are to be included in net revenues and the related costs in cost of revenues. Because these additional net revenues are offset by the associated reimbursable expenses included in cost of revenues, the adoption of EITF No. 01-14 in 2002 did not impact income (loss) from continuing operations or net income (loss) for all periods presented. Net revenues and cost of revenues for 2001 and 2000 were recast to reclassify certain reimbursable expenses to conform to the current year presentation in accordance with EITF No. 01-14. See Note 17 - Quarterly Financial Information.

In addition, certain other amounts for previous years have been reclassified to conform to the current year presentation.

(2)  ACQUISITIONS

On November 4, 1999, we acquired selected assets and assumed selected liabilities of Cole Layer Trumble Company ("CLT") from a privately held company ("Seller"). Part of the purchase price consisted of the issuance of 1.0 million restricted shares of Tyler common stock and included a price protection on the sale of the stock. The price protection, which expired November 4, 2001, was equal to the difference between the actual sale proceeds of the Tyler common stock and $6.25 on a per share basis. The price protection was limited to $2.75 million. During the year ended December 31, 2001, we received a claim from the Seller under the price protection provision, which qualified for the maximum amount of the price protection. Contingent consideration of this nature does not change the recorded costs of the acquisition and the claim is first recorded when submitted. Accordingly, the claim submitted in 2001 of $2.75 million, net of the deferred tax benefit of $963,000, was charged to paid-in capital during 2001. The purchase agreement contained a number of post-closing adjustments which resulted in a receivable of approximately $1.4 million due to us from the Seller. During the year ended December 31, 2001 and concurrent with the settlement of the price protection provision, we paid the Seller $1.35 million in cash on a net basis and eliminated the $1.4 million receivable due to us. We entered into a mutual release agreement with the Seller to fully settle the price protection and related purchase agreement provisions.

In January 2000 we paid $3.0 million in cash (among other consideration) for Capital Commerce Reporter, Inc. ("CCR") which was included in our information and property records services segment that was discontinued in December 2000.

We have used the purchase method of accounting for all of our business combinations. Results of operations of acquired entities are included in our consolidated financial statements from the respective dates of acquisition.

(3)  DISCONTINUED OPERATIONS

Discontinued operations includes the operating results of the information and property records services segment which we discontinued in December 2002, two non-operating subsidiaries relating to a formerly owned subsidiary that we sold in December 1995 and an automotive parts distributor that we sold in March 1999.

On September 29, 2000, we sold certain net assets of Kofile, Inc. and another subsidiary, our interest in a certain intangible work product, and a building and related building improvements ("Kofile Sale") for a cash sale price of $14.4 million. Effective December 29, 2000, we sold for cash our land records business unit, consisting of Business Resources Corporation ("Resources"), to an affiliate of Affiliated Computer Services, Inc. (the "Resources Sale"). The Resources Sale was valued at approximately $71.0 million. Concurrent with the Resources Sale, our management with our Board of Directors' approval adopted a formal plan of disposal for the remaining businesses and assets of the information and property records services segment. This restructuring program was designed to focus our resources on our software systems and services segment and to reduce debt. The businesses and assets divested or identified for divesture were classified as discontinued operations in the accompanying consolidated financial statements in 2000 and the prior periods' financial statements were restated to report separately their operations in compliance with APB Opinion No. 30. The net gain on the Kofile Sale and the Resources Sale amounted to approximately $1.5 million (net of an income tax benefit of $2.4 million).

Our formal plan of disposal provided for the remaining businesses and assets of the information and property records services segment to be disposed of by December 29, 2001. The estimated loss on the disposal of these remaining businesses and assets at December 29, 2000 amounted to $13.6 million (after an income tax benefit of $3.8 million). This loss consisted of an estimated loss on disposal of the businesses of $11.5 million (net of an income tax benefit of $2.7 million) and a provision of $2.1 million (after an income tax benefit of $1.1 million) for anticipated operating losses from the measurement date of December 29, 2000 to the estimated disposal dates.

On May 16, 2001, we sold all of the common stock of one of the businesses in the discontinued information and property records services segment. In connection with the sale, we received cash proceeds of $575,000, approximately 60,000 shares of Tyler common stock, a promissory note of $750,000 payable in 58 monthly installments at an interest rate of 9%, and other contingent consideration. On September 21, 2001, we sold all of the common stock of CCR for $3.1 million in cash.

We renegotiated certain aspects of the May 16, 2001 sale transaction and as a result of this renegotiation in March 2002, we received additional cash of approximately $800,000 and a subordinated note receivable amounting to $200,000, to fully settle the promissory note and other contingent consideration received in connection with this previous sale. The subordinated note is payable in 16 equal quarterly principal payments with interest at a rate of 6%. Because the subordinated note receivable is highly dependent upon future operations of the buyer, we are recording its value when the cash is received which is our historical practice. During 2002, we received payments of $46,000 on the subordinated note.

During the year ended December 31, 2002, the IRS issued temporary regulations that in effect allowed us to deduct for tax purposes losses attributable to the March 1999 sale of our automotive parts subsidiary that were previously not allowed. The tax benefit of allowing the deduction of this loss amounted to approximately $970,000. In addition, we renegotiated a note receivable and certain contingent consideration in connection with a subsidiary sold in 2001 and received proceeds of approximately $846,000 in 2002. We initially assigned no value for accounting purposes to the note receivable and contingent consideration when the loss on the disposal of the discontinued operation was first established in 2000 and when the note was first received in 2001. In addition, we settled in the fourth quarter of 2002 our asbestos litigation for an amount that was approximately $200,000 less than the liability initially established for this matter. See Note 16 - Commitments and Contingencies. The aggregate effects of these events, net of the related tax effects, and other minor adjustments to the reserve for discontinued operations resulted in a credit to discontinued operations of $1.8 million in 2002. In our opinion and based on information available at this time, we believe that our net liabilities related to discontinued operations are adequate.

The income tax expense or benefit associated with the gains or losses on the respective sales of the businesses in the information and property records services segment differs from the statutory income tax rate of 35% due to the elimination of deferred taxes related to the basis difference between amounts reported for income taxes and financial reporting purposes and the utilization of available capital loss carryforwards which were fully reserved in the valuation account prior to the respective sales.

Net assets of discontinued operations of the information and property records services segment and two of our non-operating subsidiaries included in the consolidated balance sheets as of December 31, 2002 and 2001 includes the following:

                                                           2002         2001
                                                        ---------     --------
Restricted asbestosis settlement cash with
   offsetting amount in current liabilities........     $  1,325      $  2,310
Accounts receivable................................           --           100
Deferred taxes.....................................        1,705         2,192
Other current liabilities primarily consisting
   of asbestosis settlement obligations (see
   Note 16)........................................       (3,472)       (5,183)
                                                        --------      --------
  Net current liabilities..........................         (442)         (581)
                                                        --------      --------

Property and equipment held for sale ..............           --         1,000
                                                        --------      --------
  Net (liability) assets...........................     $   (442)     $    419
                                                        ========      ========

The condensed statements of operations relating to the information and property records services segment for the year ended December 31, 2000 is presented below:

                                                   2000
                                                 --------
Revenues......................................   $ 39,680
Costs and expenses............................     44,635
                                                 --------
Loss before income tax benefit................     (4,955)
Income tax benefit............................       (704)
                                                 --------
Net loss......................................   $ (4,251)
                                                 ========

Other

One of our non-operating subsidiaries is involved in various claims for work-related injuries and physical conditions relating to a formerly owned subsidiary that was sold in 1995. We recorded net losses, net of related tax effect, of $3,000 during 2001 and $748,000 in 2000 for trial and related costs. See Note 16 - Commitments and Contingencies.

(4)      RELATED PARTY TRANSACTIONS

On September 29, 2000, we sold for cash of $14.4 million certain net assets of Kofile and another subsidiary, our interest in a certain intangible work product, and a building and related building improvements to investment entities beneficially owned by a principal shareholder of Tyler, who was also a director at the time.

From time to time, we charter aircraft from businesses in which a member of management is an owner. We recorded rental expense related to such arrangements with a non-corporate officer management member of $69,000 during 2002, $83,000 during 2001 and $81,000 during 2000.

During 2000, we chartered an aircraft from a former director. The rental expense related to these charters was $325,000.

As disclosed in Note 11 - Shareholders' Equity, we purchased 1.5 million shares of our common stock from a former director in 2002.

We have three office building lease agreements with various shareholders and non-corporate officer management members. Total rental expense related to such leases was $1.2 million during 2002, $1.1 million during 2001 and $679,000 during 2000.

Total future minimum rental under noncancelable related party operating leases as of December 31, 2002, are as follows:

2003........    $ 1,204
2004........      1,198
2005........      1,136
2006........      1,149
2007........      1,179
Thereafter..      2,778

(5)      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                 USEFUL
                                                 LIVES
                                                (YEARS)    2002      2001
                                                -------  -------   --------
Land........................................      --     $   115   $    115
Transportation equipment....................       5         385        390
Computer equipment and purchased software...     3-7       8,909      7,542
Furniture and fixtures......................     3-7       3,797      3,515
Building and leasehold improvements.........    3-35       1,751      1,338
                                                         -------   --------
                                                          14,957     12,900
Accumulated depreciation and amortization...              (8,138)    (5,933)
                                                         -------   --------
   Property and equipment, net..............             $ 6,819   $  6,967
                                                         =======   ========

Depreciation expense was $2.4 million during 2002, $2.3 million during 2001 and $2.0 million during 2000.

(6)      INVESTMENT SECURITY AVAILABLE-FOR-SALE

Pursuant to an agreement with two major shareholders of H.T.E., Inc. ("HTE"), we acquired approximately 5.6 million shares of HTE's common stock in exchange for approximately 2.8 million shares of our common stock. The exchange occurred in two transactions, one in August 1999 and the other in December 1999. The 5.6 million shares represent a current ownership interest of approximately 35% of HTE. The cost of the investment was recorded at $15.8 million and is classified as a non-current asset.

Florida state corporation law restricts the voting rights of "control shares," as defined, acquired by a third party in certain types of acquisitions. These restrictions may be removed by a vote of the shareholders of HTE. On November 16, 2000, the shareholders of HTE, other than Tyler, voted to deny Tyler its right to vote the "control shares" of HTE. When we acquired the HTE shares, HTE took the position that all of our shares were "control shares" and therefore did not have voting rights. We disputed this contention and asserted that the "control shares" were only those shares in excess of 20% of the outstanding shares of HTE, and it was only those shares that lacked voting rights. At the time of our acquisition, no court had interpreted the Florida "control share" statute.

On October 29, 2001, HTE notified us that, pursuant to the Florida "control share" statute, it had redeemed all 5.6 million shares of HTE common stock owned by us for a cash price of $1.30 per share. On October 29, 2001, we notified HTE that its purported redemption of our HTE shares was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for our shares was incorrect. On October 30, 2001, HTE filed a complaint in a civil court in Seminole County, Florida requesting the court to enter a declaratory judgment declaring HTE's purported redemption of all of our HTE shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel our HTE shares. We removed the case to the United States District Court, Middle District of Florida, Orlando Division, and requested a declaratory judgment from the court declaring, among other things, that HTE's purported redemption of any or all of our shares was illegal under Florida law and that we had the ability to vote up to 20% of the issued and outstanding shares of HTE common stock owned by us.

On September 18, 2002, the court issued an order declaring that HTE's purported redemption was invalid. On September 24, 2002, we entered into a settlement agreement with HTE in which HTE agreed that it would not attempt any other redemption of our shares. In addition, HTE agreed to dismiss and release us from the tort claims it alleged against us as disclosed in previous filings. On December 11, 2002, the court issued a further order declaring that all of our HTE shares are "control shares" and therefore none of our shares have voting rights. The court further ruled that voting rights would be restored to our HTE shares if we were to sell or otherwise transfer our HTE shares to an unaffiliated third party in a transaction that did not constitute a "control share acquisition." During 2002 we incurred approximately $704,000 of legal and other related costs associated with these matters which are classified as non-operating expenses.

Under GAAP, a 20% investment in the voting stock of another company creates the presumption that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. Our management has concluded that we do not have such influence. Accordingly, we account for our investment in HTE pursuant to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are classified as available-for-sale and are recorded at fair value as determined by quoted market prices for HTE common stock. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until the securities are sold. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that we consider to be other than temporary results in a reduction in the cost basis to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

The cost, fair value and gross unrealized holding gains (losses) of the investment securities available-for-sale, based on the quoted market price for HTE common stock (amounts in millions, except per share amounts) are presented below. In accordance with SFAS No. 115, we used quoted market price per share in calculating fair value to be used for financial reporting purposes.

                           QUOTED MARKET                                            GROSS UNREALIZED
                             PER SHARE            COST           FAIR VALUE      HOLDING GAINS (LOSSES)
                           -------------         ------          ----------      ----------------------
December 31, 2002              $4.84             $15.8              $27.2                $11.4
December 31, 2001               2.00              15.8               11.2                 (4.6)
February 25, 2003               6.94              15.8               38.9                 23.1

On February 4, 2003, we entered into an agreement with SunGard Data Systems, Inc. ("SDS") in which we agreed to tender all of our HTE shares in the tender offer to be commenced by SDS for the acquisition of HTE. On February 5, 2003, SDS and HTE announced a definitive agreement for the acquisition of all of the shares of HTE for $7.00 per share in cash. SDS and HTE also announced that the consummation of the transaction is subject to customary conditions, including the tender of at least a majority of the outstanding shares of HTE in the tender offer and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. SDS and HTE further announced that certain shareholders owning approximately 49.6% of the total outstanding shares of HTE had agreed to tender their shares. According to the press release issued by SDS and HTE, the acquisition is expected to close in the first quarter of 2003. Assuming the acquisition is consummated, we will receive approximately $39.3 million in gross cash proceeds from the sale of our HTE shares. There can be no assurance that the acquisition of HTE by SDS will be consummated on the terms as disclosed, if at all. If SDS does not acquire HTE, we will continue to classify our investment as an available-for-sale security in accordance with SFAS No. 115 and as a non-current asset since the investment was initially made for a continuing business purpose.

(7)      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, other intangible assets and related accumulated amortization consists of the following at December 31:

                                                             2002        2001
                                                          ---------   ---------
Gross carrying amount of acquisition intangibles:
   Goodwill........................................       $  46,298   $  51,063
   Customer base...................................          17,997      17,997
   Software acquired...............................          12,158      12,158
   Workforce.......................................              --       6,191
   Non-compete agreements..........................             163         163
                                                          ---------   ---------
                                                             76,616      87,572
Accumulated amortization...........................         (13,066)    (20,314)
                                                          ---------   ---------
   Acquisition intangibles, net....................       $  63,550   $  67,258
                                                          =========   =========

Post acquisition software development costs........       $  24,560   $  17,369
Accumulated amortization...........................          (5,224)     (2,416)
                                                          ---------   ---------
   Post acquisition software costs, net............       $  19,336   $  14,953
                                                          =========   =========

Total amortization expense was $6.1 million during 2002, $8.6 million during 2001 and $7.5 million during 2000.

As discussed in Note 1 - Summary of Significant Accounting Policies, on January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

Under SFAS No. 142, assembled workforce, net of related deferred taxes, is subsumed into goodwill upon the adoption of the Statement as of January 1, 2002. If we had accounted for goodwill (including workforce) under the non-amortization approach of SFAS No. 142, our net income (loss) and related per share amounts would have been as follows for the years ended December 31, 2001 and 2000:

                                                                     2001             2000
                                                                  ----------       ----------
Reported net income (loss)..................................      $     269        $ (24,597)
Add back goodwill amortization, net of income taxes.........          2,960            2,934
                                                                  ---------        ---------
       Adjusted net income (loss)...........................      $   3,229        $ (21,663)
                                                                  =========        =========

Basic and diluted net income (loss) per share...............      $    0.01        $   (0.54)
Goodwill amortization, net of income taxes, per share.......           0.06             0.06
                                                                  ---------        ---------
       Basic and diluted net income (loss) per share........      $    0.07        $   (0.48)
                                                                  =========        =========

SFAS No. 142's transitional goodwill impairment evaluation required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit and concluded there was no impairment. In addition to the transitional goodwill impairment test, we are required to perform, at least annually, a goodwill impairment test and designate a consistent date for such annual testing. We determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit at March 31, 2002 and concluded there was no impairment.

The allocation of acquisition intangible assets following our adoption of SFAS No. 142 is summarized in the following table:

                                                      December 31, 2002
                                         --------------------------------------------
                                                        Weighted
                                          Gross          Average
                                         Carrying      Amortization     Accumulated
                                          Amount          Period        Amortization
                                         ----------    ------------    --------------
Intangibles no longer amortized:
    Goodwill...........................  $  46,298             --         $     --
Amortizable intangibles:
    Customer base......................     17,997       21 years            3,352
    Software acquired..................     12,158        5 years            9,561
    Non-compete agreements.............        163        4 years              153

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Balance as of December 31, 2001
     (cost of $51,063 and accumulated amortization of $7,771) ..................  $43,292

Goodwill adjustments during 2002 relating to workforce (cost of
     $6,191 and accumulated amortization of $2,808 at January
     1, 2002), net of deferred taxes of $377, being subsumed
     into goodwill upon the adoption of SFAS No. 142 on January
     1, 2002....................................................................    3,006
                                                                                  -------
Balance as of December 31, 2002.................................................  $46,298
                                                                                  =======

Estimated annual amortization expense relating to acquisition intangibles is as follows:

 YEAR ENDING DECEMBER 31,

2003.............  $ 2,800
2004.............    1,500
2005.............      900
2006.............      900
2007.............      900

(8)      ACCRUED LIABILITIES

Accrued liabilities consists of the following at December 31:

                                                    2002     2001
                                                  -------  --------
Accrued wages and commissions...................  $ 7,667  $  7,071
Other accrued liabilities.......................    3,079     2,580
Current portion of long-term obligations........      440       123
                                                  -------  --------
                                                  $11,186  $  9,774
                                                  =======  ========

(9)      LONG-TERM OBLIGATIONS

Long-term obligations consists of the following at December 31:

                                                      2002       2001
                                                    -------    --------
10% promissory notes payable due January 2005...    $ 2,520    $  2,800
Other...........................................        470         233
                                                    -------    --------
    Total obligations...........................      2,990       3,033
Less current portion............................        440         123
                                                    -------    --------
    Total long-term obligations.................    $ 2,550    $  2,910
                                                    =======    ========

Long-term debt outstanding at December 31, 2002 matures as follows:
2003 - $440,000; 2004 - $30,000; and the remainder in 2005.

We paid interest of $377,000 in 2002, $814,000 in 2001 and $8.8 million in 2000.

On March 5, 2002, we entered into a revolving bank credit agreement. Our credit agreement matures January 1, 2005 and provides for total availability of up to $10.0 million. Borrowings bear interest at either prime rate or at the London Interbank Offered Rate plus a margin of 3% and are limited to 80% of eligible accounts receivable. The credit agreement is secured by substantially all of our personal property, by a pledge of the common stock of our operating subsidiaries, and is also guaranteed by our operating subsidiaries. The credit agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans.

At December 31, 2002, our bank has issued outstanding letters of credit totaling $3.7 million under our credit agreement to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at December 31, 2002. At December 31, 2002, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $6.3 million.

(10)     INCOME TAX

The income tax provision (benefit) on income (loss) from continuing operations consisted of the following:

                         YEARS ENDED DECEMBER 31,
                     ---------------------------------
                        2002        2001        2000
                     ---------   ---------   ---------
Current:
   Federal....       $      --   $      --   $      --
   State......             485         282          80
                     ---------   ---------   ---------
                           485         282          80
Deferred......           3,384       1,258      (2,890)
                     ---------   ---------   ---------
                     $   3,869   $   1,540   $  (2,810)
                     =========   =========   =========

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense (benefit) rate for continuing operations follows:

                                                         YEARS ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2002        2001         2000
                                                    ---------   ---------    ---------
Income tax expense (benefit) at statutory rate...   $  3,514    $    634     $ (3,611)
State income tax, net of federal income tax
   benefit.......................................        315         183           52
Non-deductible amortization......................         --         635          640
Non-deductible business expenses.................         40          83          110
Other, net.......................................         --           5           (1)
                                                    --------    --------     --------
                                                    $  3,869    $ 1,540      $ (2,810)
                                                    ========    ========     ========

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

                                                                 2002         2001
                                                               --------     --------
Deferred income tax assets:
   Net operating loss carryforward........................     $  3,734     $  3,667
   Capital loss carryfoward...............................        1,114           --
   Basis difference on investment security................           --        1,591
   Operating expenses not currently deductible............          865          967
   Employee benefit plans.................................          345          299
   Minimum tax credits....................................          268          268
   Research tax credits...................................           78           78
   Other..................................................           --          100
                                                               --------     --------
      Net deferred income tax assets before valuation
         allowance........................................        6,404        6,970
   Less valuation allowance...............................       (1,114)      (1,690)
                                                               --------     --------
      Net deferred income tax assets......................        5,290        5,280

Deferred income tax liabilities:
   Basis difference on investment security................       (3,995)          --
   Property and equipment.................................       (1,148)      (1,069)
   Intangible assets......................................       (7,363)      (6,442)
   Other..................................................           --          (15)
                                                               --------     --------
      Total deferred income tax liabilities...............      (12,506)      (7,526)
                                                               --------     --------
Net deferred income tax liabilities.......................     $ (7,216)    $ (2,246)
                                                               ========     ========

At December 31, 2002, we had available approximately $10.7 million of net tax operating loss carryforwards for federal income tax purposes. These carryforwards, which may provide future tax benefits, expire from 2011 through 2022. During the year ended December 31, 2002, we claimed a deduction for the write off of preferred stock which was deemed worthless for tax purposes. The preferred stock had an initial tax value of $3 million and was received in connection with the sale of our discontinued automotive parts subsidiary which was sold in March 1999. At December 31, 2002, we had available approximately $3.2 million of capital loss carryforwards for federal income tax purposes which expire December 31, 2006.

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets, except for the asset relating to the capital loss carryforward will be realized. Accordingly, we believe no valuation allowance is required for the remaining deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

We paid income taxes, net of refunds received, of $455,000 in 2002 and $273,000 in 2001. In 2000 we received a refund of prior years' income taxes of $2.7 million.

(11)     SHAREHOLDERS' EQUITY

In May 2000, we sold 3.3 million shares of common stock and 333,380 warrants in a private placement for approximately $10.0 million in gross cash proceeds, before deducting commissions and offering expenses of approximately $730,000. Each warrant is convertible into one share of common stock at an exercise price of $3.60 per share. The warrants expire in May 2005.

As of December 31, 2002, we have an additional warrant outstanding to purchase
2.0 million shares of our common stock at $2.50 per share. This warrant expires in September 2007.

In August 2002, we consummated an agreement to purchase 1.1 million of our common shares from William D. Oates, a former director of Tyler, for a cash purchase price of $4.0 million. In October 2002, we repurchased an additional 400,000 of our shares as part of the initial agreement by assigning our rights and obligations under a Data License and Update Agreement associated with our discontinued information property records service business to eiStream. eiStream is an affiliate of William D. Oates. The repurchase of all 1.5 million shares was charged to treasury stock to the extent cash was paid.

In August 2002, our Board of Directors approved a plan to repurchase up to 1.0 million shares of our common stock. Subsequent to December 31, 2002 and through February 21, 2003, we have repurchased 339,000 shares for an aggregate purchase price of $1.4 million.

(12)     STOCK OPTION PLAN

We have a stock option plan that provides for granting stock options to key employees and directors. Options become fully exercisable after three to eight years of continuous employment and expire ten years after the grant date. Once exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. As of December 31, 2002 there were 1.2 million shares available for future grants under the plan from the original 6.5 million shares approved by the stockholders.

The following table summarizes our stock option plan's transactions for the three-year period ended December 31, 2002:

                                                 NUMBER OF   WEIGHTED-AVERAGE
                                                  SHARES      EXERCISE PRICES
                                                -----------  ----------------
Options outstanding at December 31, 1999....       3,418           $5.55

     Granted................................         498            2.76
     Forfeited..............................        (417)           6.16
     Exercised..............................          (5)           3.88
                                                   -----
Options outstanding at December 31, 2000....       3,494            5.08

     Granted................................       2,185            1.70
     Forfeited..............................        (933)           5.18
     Exercised..............................        (108)           2.13
                                                   -----
Options outstanding at December 31, 2001....       4,638            3.54

     Granted................................         280            4.86
     Forfeited..............................        (322)           5.65
     Exercised..............................        (491)           3.29
                                                   -----
Options outstanding at December 31, 2002....       4,105           $3.49

Exercisable options:
     December 31, 2000......................       1,385           $5.04
     December 31, 2001......................       1,504            5.20
     December 31, 2002......................       1,910            4.26

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

                                                              WEIGHTED
                       WEIGHTED AVERAGE     NUMBER OF      AVERAGE PRICE       NUMBER OF      WEIGHTED AVERAGE
RANGE OF EXERCISE          REMAINING       OUTSTANDING     OF OUTSTANDING     EXERCISABLE   PRICE OF EXERCISABLE
     PRICES            CONTRACTUAL LIFE      OPTIONS          OPTIONS           OPTIONS           OPTIONS
-----------------      ----------------    -----------     --------------     -----------   --------------------
 $ 0.00 - $ 2.19           8.3 years          2,018            $  1.64             634            $  1.63
   2.19 -   3.28           8.4                  140               2.62              38               2.63
   3.28 -   4.38           7.1                  527               4.02             283               3.99
   4.38 -   5.47           6.5                  720               5.24             432               5.26
   5.47 -   6.56           6.0                  448               6.18             321               6.22
   6.56 -   7.66           5.1                  216               7.63             173               7.63
   7.66 -   8.75           5.8                    6               7.75               5               7.75
   9.84 -  10.19           5.3                   30              10.19              24              10.19

We previously granted an employee 50,000 shares of restricted common stock with a fair value of $303,000 at the grant date. We recorded annual compensation expense of $151,500 for the year ended December 31, 2000, based on the service period provided for in the agreement and the vesting period over which the restrictions lapse.

(13)     EARNINGS (LOSS) PER SHARE

Basic earnings and diluted earnings (loss) per common share data was computed as follows:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                    2002             2001             2000
                                                                                 ---------        ---------        ---------
Numerator:
   Income (loss) from continuing operations for basic and diluted earnings
     per share ..............................................................    $   6,172        $     272        $  (7,507)
Denominator:
   Denominator for basic earnings per share -
     Weighted-average shares.................................................       47,136           47,181           45,380
   Effect of dilutive securities:
     Employee stock options..................................................        1,386              593               --
     Warrants................................................................          971              210               --
                                                                                 ---------        ---------        ---------
   Potentially dilutive common shares........................................        2,357              803               --
                                                                                 ---------        ---------        ---------
   Denominator for diluted earnings per share - Adjusted
     weighted-average shares.................................................       49,493           47,984           45,380
                                                                                 ---------        ---------        ---------
Basic earnings (loss) per common share from continuing operations............    $    0.13        $    0.01        $   (0.17)
                                                                                 =========        =========        =========
Diluted earnings (loss) per common share from continuing operations..........    $    0.12        $    0.01        $   (0.17)
                                                                                 =========        =========        =========

Stock options issuable under the stock option plan representing common stock equivalents of 1.3 million during 2002, 2.3 million during 2001 and 3.5 million during 2000 had exercise prices greater than the average quoted market price of our common stock. These common stock equivalents were outstanding during 2002, 2001 and 2000 but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Additionally, warrants to purchase 333,380, and 2.3 million shares of our common stock for 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

(14)     LEASES

We lease offices, transportation, computer and other equipment for use in our operations. Most of these leases are noncancelable operating lease agreements and expire at various dates through 2012. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.

Rent expense was approximately $3.4 million in 2002, $2.8 million in 2001 and $2.1 million in 2000.

Future minimum lease payments under all noncancelable leases at December 31, 2002 are:

                                                OPERATING
                 FISCAL YEAR                     LEASES
-------------------------------------------     ---------
2003.......................................     $  3,504
2004.......................................        3,171
2005.......................................        2,972
2006.......................................        2,682
2007.......................................        2,572
Thereafter.................................        9,538
                                                --------
Total future minimum lease payments........     $ 24,439
                                                ========

(15)     EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 15% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 2% of an employee's compensation to the plan. We made contributions to the plan and charged continuing operations $881,000 during 2002, $868,000 during 2001, and $761,000 during 2000.

(16)     COMMITMENTS AND CONTINGENCIES

One of our non-operating subsidiaries, Swan Transportation Company ("Swan"), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during the plaintiff's employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $1.3 million at December 31, 2002. Swan tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who, prior to December 20, 2001, entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

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

The confirmation hearings on Swan's plan of reorganization were held on December 9, 2002. The plan of reorganization received the affirmative vote of approximately 99% of the total votes cast. All objections to the plan were resolved prior to the confirmation hearing, and the final confirmation order will therefore not be subject to appeal. The confirmation order will discharge, release, and extinguish all of the foundry-related obligations and liabilities of Tyler, Swan, their affected affiliates, and the insurers participating in the funding of the trust. Further, the confirmation order will include the issuance of injunctions that channel all present and future foundry-related claims into the trust and forever bar any such claims from being asserted, either now or in the future, against Swan, Tyler, their affected affiliates, and the participating insurers. In order to receive the benefits described above, we have agreed, among other things, to transfer all of the capital stock of Swan to the trust (net assets of Swan at December 31, 2002 were $309,000) so that the trust can directly pursue claims against insurers who have not participated in the funding of the trust. In addition, we have agreed to contribute $1.5 million in cash to the trust, which is due as follows: $750,000 within ten days of the confirmation order becoming a final order; $500,000 on the first anniversary of the date the confirmation order becomes a final order; and $250,000 on the second anniversary of the date the confirmation order becomes a final order. The confirmation order will become a final order thirty days after execution by both the bankruptcy and district court judges, which is expected to occur by the end of the first quarter of 2003. Our ultimate settlement obligation under the plan of reorganization of $1.5 million is approximately $200,000 less than the remaining carrying amount of the liability initially recorded for this matter. Accordingly, $200,000 ($130,000 net of tax) was included in the $1.8 million credit recorded for discontinued operations in 2002. See Note 3 - Discontinued Operations.

We initially provided for estimated claim settlement costs when minimum levels can be reasonably estimated. If the best estimate of claim costs could only be identified within a range and no specific amount within that range could be determined more likely than any other amount within the range, the minimum of the range was accrued. Based on an initial assessment of claims and contingent claims that may result in future litigation, a reserve for the minimum amount of $2.0 million for claim settlements was initially recorded in 1996. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred.

Other than ordinary course, routine litigation incidental to our business and except as described herein, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

See Note 6 - Investment Securities Available-for-Sale, for discussion of litigation in connection with HTE's attempted cash redemption of all shares of HTE common stock currently owned by Tyler.

(17)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables contain selected financial information from unaudited consolidated statements of operations for each quarter of 2002 and 2001.

                                                                                    QUARTER ENDED
                                              -------------------------------------------------------------------------------------
                                                                 2002                                           2001
                                              ------------------------------------------  -----------------------------------------
                                                Dec. 31   Sept. 30   June 30    Mar. 31    Dec. 31    Sept. 30   June 30    Mar. 31
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------
Revenues(1).................................  $  36,396  $  34,974  $  33,605  $  28,922  $  31,463  $  28,658  $  31,237  $ 27,458

Gross profit................................     14,228     12,312     11,708      9,734     11,346      9,920     10,132     8,621

Income (loss) from continuing operations
  before income taxes.......................      4,086      2,922      2,116        917      1,310        614        745      (857)

Income (loss) from continuing operations....      2,581      1,739      1,290        562        163        251        372      (514)

Income (loss) from discontinued operations..      1,817         --         --         --         35        (23)        (1)      (14)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------

Net income (loss)...........................  $   4,398  $   1,739  $   1,290  $     562  $     198  $     228  $     371  $   (528)
                                              =========  =========  =========  =========  =========  =========  =========  ========

Diluted earnings (loss) from continuing
  operations................................  $    0.05  $    0.04  $    0.03  $    0.01  $    0.00  $    0.01  $    0.01  $  (0.01)

Diluted earnings (loss) from discontinued
  operations................................       0.04         --         --         --       0.00      (0.01)     (0.00)    (0.00)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------

Net earnings (loss) per diluted share.......  $    0.09  $    0.04  $    0.03  $    0.01  $    0.00  $    0.00  $    0.01  $  (0.01)
                                              =========  =========  =========  =========  =========  =========  =========  ========

Shares used in computing diluted earnings
  (loss) per share..........................     48,482     49,372     50,405     49,725     48,915     48,396     47,425    47,179

(1) Previously reported amounts for revenues and cost of revenues for quarterly periods prior to October 1, 2002 have been reclassified to report certain reimbursable customer expenses as revenues and as cost of revenue in accordance with EITF 01-14 as discussed in Note 1 - Summary of Significant Accounting Policies. We increased quarterly revenues and the related cost of revenues from the previously reported amounts for the following three month periods ended:

March 31, 2001.................  $ 186
June 30, 2001..................    260
September 30, 2001.............    223
December 31, 2001..............    259
March 31, 2002.................    266
June 30, 2002..................    289
September 30, 2002.............    281

TYLER TECHNOLOGIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  Years ended December 31, 2002, 2001 and 2000

                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                          2002        2001       2000
                                                       ---------   ---------  ---------
ALLOWANCE FOR LOSSES - ACCOUNTS RECEIVABLE
------------------------------------------

Balance at beginning of year.......................    $   1,275   $   1,505  $     826

Additions charged to costs and expenses............          727       1,681      1,438

Deductions for accounts charged off or credits
issued.............................................       (1,312)     (1,911)      (759)
                                                       ----------  ---------- ---------

         Balance at end of year....................    $     690   $   1,275  $   1,505
                                                       =========   =========  =========

VALUATION ALLOWANCE - DEFERRED TAX ASSETS                   YEARS ENDED DECEMBER 31,
-----------------------------------------              --------------------------------
                                                          2002        2001       2000
                                                       ---------   ---------  ---------
Balance at beginning of year.......................    $   1,690   $   3,657  $  10,863

Utilization of capital loss carryforward...........          (99)         --    (16,138)

Adjustment to actual capital loss carryforwards
arising from a previous sale.......................        1,114          --       (901)

Change in basis difference on investment security..       (1,591)     (1,967)     9,833
                                                       ---------   ---------  ---------

         Balance at end of year....................    $   1,114   $   1,690  $   3,657
                                                       =========   =========  =========

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------        ----------------------------------------------------------------
3.1            Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A
               Junior Participating Preferred Stock (filed as Exhibit 3.1 to our
               Form 10-Q for the quarter ended June 30, 1990, and incorporated herein).

3.2            Certificate of Amendment to the Restated Certificate of
               Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated
               February 19, 1998, and incorporated herein).

3.3            Amended and Restated By-Laws of Tyler Corporation, dated November
               4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended
               December 31, 1997, and incorporated herein).

3.4            Certificate of Amendment dated May 19, 1999 to the Restated
               Certificate of Incorporation (filed as Exhibit 3.4 to our Form
               10-K for the year ended December 31, 2000, and incorporated herein).

4.1 Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated herein).

4.2            Warrant to purchase common stock of Tyler Technologies, Inc.
               (filed as Exhibit 4.5 to our Form 10-Q for the quarter ended June
               30, 2000, and incorporated herein).

4.3 Credit Agreement dated as of February 27, 2002, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. (filed as
               Exhibit 4.6 to our Form 10-K for the year ended December 31, 2001 and incorporated herein).

4.4            First Amendment to Credit Agreement by and between Tyler
               Technologies, Inc. and Bank of Texas, N.A. dated March 5, 2002.
               (filed as Exhibit 4.7 to our Form 10-K for the year ended
               December 31, 2001 and incorporated herein).

*4.5 Second Amendment to Credit Agreement, First Amendment to Pledge and Security Agreement, and Lenders Consent and Waiver by and Among Tyler Technologies, Inc. and Bank of Texas N.A.

*10.1          Form of Indemnification Agreement for directors and officers.

10.2 Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated herein and amended by Exhibit 4.2).

10.3 Acquisition Agreement dated as of November 20, 1995, by and among the Registrants, Tyler Pipe Industries, Inc. and Ransom
               Industries, Inc., formerly known as Union Acquisition Corporation
               (filed as Exhibit 2.1 to our Form 8-K, dated December 14, 1995, and incorporated herein).

10.4           Purchase Agreement between Tyler Corporation, Richmond Partners,
               Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit
               10.24 to our Form 8-K, dated September 2, 1997, and incorporated herein).

10.5           Employment agreement between Tyler Technologies, Inc. and
               Theodore L. Bathurst, dated October 7, 1998, (filed as Exhibit
               10.18 to our Form 10-Q for the quarter ended September 30, 1998, and incorporated herein).

*21            Subsidiaries of Tyler

*23            Consent of Ernst & Young LLP

*99.1 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*99.2 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

               We will furnish copies of these exhibits to shareholders upon written request and payment for copying charges of $0.15 per page.

*     Filed herewith.