Form 10-Q
period 2003-03-31
TYLER TECHNOLOGIES INC
filed 2003-05-02
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

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

                                 (972) 713-3700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Number of shares of common stock of registrant outstanding at April 29, 2003:
45,373,933

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            TYLER TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                        Three months ended
                                                                             March, 31
                                                                     ------------------------
                                                                       2003            2002
                                                                     --------        --------
Revenues:
  Software licenses                                                  $  5,460        $  5,314
  Software services                                                     7,706           4,992
  Maintenance                                                          10,935           9,315
  Appraisal services                                                    6,751           7,783
  Hardware and other                                                    1,473           1,518
                                                                     --------        --------
          Total revenues                                               32,325          28,922

Cost of revenues:
  Software licenses                                                     1,544           1,069
  Software services and maintenance                                    13,282          11,510
  Appraisal services                                                    4,748           5,405
  Hardware and other                                                    1,107           1,204
                                                                     --------        --------
          Total cost of revenues                                       20,681          19,188
                                                                     --------        --------

     Gross profit                                                      11,644           9,734

Selling, general and administrative expenses                            9,101           7,895
Amortization of acquisition intangibles                                   785             834
                                                                     --------        --------

     Operating income                                                   1,758           1,005

Realized gain on sale of investment in H.T.E., Inc.                    23,233              -
Legal fees associated with investment in H.T.E., Inc.                     -              (125)
Interest income                                                             9              37
                                                                     --------        --------

Income before income taxes                                             25,000             917
Income tax provision                                                    7,704             355
                                                                     --------        --------
Net income                                                           $ 17,296        $    562
                                                                     ========        ========

Earnings per common share:
     Basic                                                           $   0.38        $   0.01
                                                                     ========        ========
     Diluted                                                         $   0.36        $   0.01
                                                                     ========        ========

Weighted average common shares outstanding:
     Basic                                                             45,951          47,386
                                                                     ========        ========
     Diluted                                                           47,738          49,725
                                                                     ========        ========



See accompanying notes.

                            TYLER TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except par value and share amounts)




                                                                                 March 31,
                                                                                   2003            December 31,
                                                                               (Unaudited)            2002
                                                                               -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  30,044           $  13,744
   Short-term investments                                                          15,001                   -
   Accounts receivable (less allowance for losses
     of $782 in 2003 and $690 in 2002)                                             33,522              33,510
   Prepaid expenses and other current assets                                        3,829               4,009
   Deferred income taxes                                                            1,197               1,197
                                                                                ---------           ---------
      Total current assets                                                         83,593              52,460

Property and equipment, net                                                         6,595               6,819

Other assets:
   Investment in H.T.E., Inc.                                                           -              27,196
   Goodwill                                                                        46,298              46,298
   Software, net                                                                   22,375              21,933
   Customer base and other acquisition intangibles, net                            14,431              14,655
   Sundry                                                                             297                 484
                                                                                ---------           ---------
                                                                                $ 173,589           $ 169,845
                                                                                =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   1,851           $   2,390
   Accrued liabilities and other current liabilities                                8,617              11,186
   Net current liabilities of discontinued operations                                 405                 442
   Income taxes payable                                                             7,531                   -
   Deferred revenue                                                                25,482              26,208
                                                                                ---------           ---------
      Total current liabilities                                                    43,886              40,226

Long-term obligations, less current portion                                             -               2,550
Deferred income taxes                                                               4,418               8,413

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $10.00 par value; 1,000,000
     shares authorized, none issued                                                     -                   -
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 48,147,969 shares issued                                             481                 481
   Additional paid-in capital                                                     156,828             156,898
   Accumulated deficit                                                            (23,658)            (40,954)
   Accumulated other comprehensive income -
     unrealized gain on security
     available-for-sale, net of income taxes                                            -               7,418
   Treasury stock, at cost: 2,774,036 shares in 2003
     and 1,928,636 shares in 2002                                                  (8,366)             (5,187)
                                                                                ---------           ---------
        Total shareholders' equity                                                125,285             118,656
                                                                                ---------           ---------
                                                                                $ 173,589           $ 169,845
                                                                                =========           =========


See accompanying notes.

                            TYLER TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)





                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                    2003            2002
                                                                                  --------        --------
Cash flows from operating activities:
  Net income                                                                      $ 17,296        $    562
  Adjustments to reconcile net income to net cash
    provided by operations:
      Depreciation and amortization                                                  2,154           2,092
      Realized gain on sale of investment in H.T.E., Inc.                          (23,233)            -
      Discontinued operations - non-cash charges and
        changes in operating assets and liabilities                                    (37)            (48)
      Changes in operating assets and liabilities, exclusive of
        effects of discontinued operations                                           3,925            (413)
                                                                                  --------        --------
         Net cash provided by operating activities                                     105           2,193
                                                                                  --------        --------

Cash flows from investing activities:
  Proceeds from sale of investment in H.T.E., Inc.                                  39,333             -
  Purchase of short-term investments                                               (15,001)            -
  Software development costs                                                        (1,782)         (1,539)
  Additions to property and equipment                                                 (319)           (665)
  Proceeds from sale of assets of discontinued operations                              -               800
  Other                                                                               (126)              1
                                                                                  --------        --------
         Net cash provided (used) by investing activities                           22,105          (1,403)
                                                                                  --------        --------

Cash flows from financing activities:
  Purchase of treasury shares                                                       (3,298)            -
  Payments on notes payable                                                         (2,662)            (36)
  Payments on discontinued operations debt                                             -               (74)
  Proceeds from exercise of stock options                                               50           1,365
  Other                                                                                -              (127)
                                                                                  --------        --------
         Net cash (used) provided by financing activities                           (5,910)          1,128
                                                                                  --------        --------

Net increase in cash and cash equivalents                                           16,300           1,918
Cash and cash equivalents at beginning of period                                    13,744           5,271
                                                                                  --------        --------

Cash and cash equivalents at end of period                                        $ 30,044        $  7,189
                                                                                  ========        ========



See accompanying notes.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)

(1) Basis of Presentation

    We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2003 and December 31, 2002 and operating result amounts are for the three months ended March 31, 2003 and 2002 and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2002. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

    Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS (Statement of Financial Accounting Standards) No. 131, "Disclosures About Segments of an Enterprise and Related Information" to be presented as one segment.

    In addition, certain other amounts for the previous year have been reclassified to conform to the current year presentation.

(2) Discontinued Operations

    Discontinued operations includes our former information and property records services segment for which our Board of Directors approved a formal plan of disposal in December 2000 and two non-operating subsidiaries related to a formerly owned subsidiary that we sold in December 1995. The business units within the information and property records services segment were sold in 2000 and 2001. In March 2002, we renegotiated the proceeds from a May 2001 sale transaction and received cash of approximately $800,000 and a subordinated note receivable amounting to $200,000 to fully settle a promissory note and other contingent consideration in connection with the original sale transaction. In our opinion and based upon information available at this time, we believe that our remaining net liabilities related to discontinued operations are adequate.

    One of our non-operating subsidiaries is involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. See Note 10 -- Commitments and Contingencies.

(3) Cash, Cash Equivalents and Short-term Investments

    Cash equivalents include items almost as liquid as cash, such as money market investments and certificates of deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase. For purposes of the statements of cash flows, we consider all investments with original maturities of three months or less to be cash equivalents.

    Short-term investments include investments in short-term mutual corporate and municipal bond funds. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. At March 31, 2003, we classified these investments in bond funds as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. We made the initial mutual fund investments of $15.0 million on March 28, 2003 and there were no unrealized holding gains and losses as of March 31, 2003. Realized gains and losses are determined on the specific identification method and are reflected in income. Other than the gain on the sale of our investment in H.T.E., Inc. (see Note 4 -- Investment in H.T.E., Inc.) there were no other realized gains or losses for the three months ended March 31, 2003.

(4) Investment in H.T.E., Inc.

    On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. ("HTE") common stock to SunGard Data Systems Inc. for $7.00 cash per share, pursuant to a Tender and Voting Agreement dated February 4, 2003. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a realized gross gain of $23.2 million ($16.2 million after income taxes of $7.0 million, including the utilization for tax purposes and reduction in valuation allowance for accounting purposes related to a capital loss carryforward amounting to $1.1 million on a tax effected basis).

    Our 5.6 million shares of HTE represented an ownership interest of approximately 35%. Under GAAP a 20% investment in the voting stock of another company creates the presumption that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. As disclosed in our previous filings, Tyler's management concluded that no such influence existed. Thus, we accounted for our investment in HTE pursuant to the provisions of SFAS No.
    115. Accordingly, our investment in HTE was previously classified as an available-for-sale security. As of December 31, 2002, we had an unrealized holding gain of $11.4 million ($7.4 million after income tax of $4.0 million), which was included in other comprehensive income.

(5) Shareholders' Equity

    In August 2002, our Board of Directors approved a plan to repurchase up to
    1.0 million shares of our common stock. During the three months ended March 31, 2003, we repurchased 875,200 shares for an aggregate purchase price of $3.3 million.

    On April 14, 2003, we commenced a modified "Dutch Auction" tender offer to purchase up to 4.2 million shares of our common stock at a price per share of $3.60 to $4.00. The aggregate costs of the transaction will be approximately $17.0 million, including all estimated fees and expenses, if we purchase 4.2 million shares at the maximum price. We will pay for shares tendered in the offer with existing cash balances. The tender offer expires on May 12, 2003 unless we choose to extend the offer.

(6) Income Tax Provision

    For the three months ended March 31, 2003, we had an income tax provision of $7.7 million, which included $7.0 million (after utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) related to the realized gain from the sale of our investment in HTE. See Note 4 -- Investment in H.T.E., Inc. We had an effective income tax rate of 30.8% for the three months ended March 31, 2003 compared to an effective income tax rate of 38.7% for the three months ended March 31, 2002. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

(7) Earnings Per Share

    The following table details the reconciliation from basic earnings per share to diluted earnings per share:


                                                                   Three months ended
                                                                        March 31,
                                                                  -------------------
                                                                   2003         2002
                                                                  -------     -------
          Numerator for basic and diluted earnings per share:

              Net income ......................................   $17,296     $   562
                                                                  =======     =======

          Denominator:

          Weighted-average basic common shares outstanding ....    45,951      47,386


              Assumed conversion of dilutive securities:
                Employee stock options ........................     1,089       1,413
                Warrants ......................................       698         926
                                                                  -------     -------
          Potentially dilutive common shares ..................     1,787       2,339
                                                                  -------     -------

          Weighted-average common shares outstanding,
          assuming full dilution ..............................    47,738      49,725
                                                                  =======     =======


          Basic earnings per share ............................   $  0.38     $  0.01
                                                                  =======     =======

          Diluted earnings per share ..........................   $  0.36     $  0.01
                                                                  =======     =======

    We did not include certain options to purchase shares of common stock in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive as follows:

                 March 31, 2003...............................    1,927
                 March 31, 2002...............................    1,480


(8) Stock Compensation

    In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we elected to account for our stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in March 2000. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" was issued to amend SFAS No. 123. This statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Accordingly, under APB No. 25's intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award's intrinsic value -- the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore we have not recorded any compensation expense related to grants of stock options.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:


                                                                                   Three months ended March 31,
                                                                                  -----------------------------
                                                                                    2003                  2002
                                                                                  -------               -------
           Net income .........................................................   $17,296               $   562
           Add stock-based employee compensation cost included in net income,
               net of related tax benefit .....................................       --                    --
           Deduct total stock-based employee compensation expense
           determined under fair-value-based method for all rewards, net
           of related tax benefit .............................................       456                   459
                                                                                  -------               -------

           Pro forma net income ...............................................   $16,840               $   103
                                                                                  =======               =======
           Pro forma net income per basic share ...............................   $  0.37               $  0.00
                                                                                  =======               =======
           Pro forma net income per diluted share .............................   $  0.35               $  0.00
                                                                                  =======               =======

(9) Comprehensive Income

    The components of comprehensive income are as follows:


                                                                                   Three months ended March 31,
                                                                                   ----------------------------
                                                                                    2003                  2002
                                                                                 --------              --------

           Net income .........................................................  $ 17,296              $    562
           Other comprehensive income:
             Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense
              of $3,995) ......................................................    (7,418)                   --
             Change in fair value of investment in H.T.E., Inc. (net of
               deferred tax expense of $3,818) ................................        --                11,634
                                                                                 --------              --------
           Total comprehensive income .........................................  $  9,878              $ 12,196
                                                                                 ========              ========

 (10)Commitments and Contingencies

    One of our non-operating subsidiaries, Swan Transportation Company ("Swan"), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during the plaintiff's employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $894,000 at March 31, 2003. Swan tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who, prior to December 20, 2001, entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

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

    The confirmation hearings on Swan's plan of reorganization were held on December 9, 2002. The plan of reorganization received the affirmative vote of approximately 99% of the total votes cast. All objections to the plan were resolved prior to the confirmation hearing, and the final confirmation order will therefore not be subject to appeal. The confirmation order will discharge, release, and extinguish all of the foundry-related obligations and liabilities of Tyler, Swan, their affected affiliates, and the insurers participating in the funding of the trust. Further, the confirmation order will include the issuance of injunctions that channel all present and future foundry-related claims into the trust and forever bar any such claims from being asserted, either now or in the future, against Swan, Tyler, their affected affiliates, and the participating insurers. In order to receive the benefits described above, we have agreed, among other things, to transfer all of the capital stock of Swan to the trust (net assets of Swan at March 31, 2003 were $309,000) so that the trust can directly pursue claims against insurers who have not participated in the funding of the trust. In addition, we have agreed to contribute $1.5 million in cash to the trust, which is due as follows: $750,000 within ten days of the confirmation order becoming a final order; $500,000 on the first anniversary of the date the confirmation order becomes a final order; and $250,000 on the second anniversary of the date the confirmation order becomes a final order. The confirmation order for the plan of reorganization was filed with the United States Bankruptcy Court for the District of Delaware on April 30, 2003. The confirmation order will become a final order thirty days after execution by both the bankruptcy and district court judges, which is expected to occur by the end of the second quarter of 2003.

    Other than ordinary course, routine litigation incidental to our business and except as described herein, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    FORWARD-LOOKING STATEMENTS

    The statements in this discussion that are not historical statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler's filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2002. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should", "projects", "forecast", "might", "could" or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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

    CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (GAAP) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and intangible assets and goodwill. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2002 regarding expanded information about our critical accounting policies and estimates.

    ANALYSIS OF RESULTS OF OPERATIONS

    The following table sets forth items from our unaudited condensed consolidated financial statements and the percentage change in the amounts between the periods presented. The amounts shown in the table are in thousands, except per share data. Revenues and expenses can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.


                                                                                Three months ended March 31,
                                                                      ----------------------------------------------
                                                                            2003          2002           % Change
                                                                      --------------  --------------  --------------
           Revenues:
             Software licenses                                            $  5,460      $  5,314           3%
             Software services                                               7,706         4,992          54
             Maintenance                                                    10,935         9,315          17
             Appraisal services                                              6,751         7,783         (13)
             Hardware and other                                              1,473         1,518          (3)
                                                                          --------      --------
           Total revenues                                                   32,325        28,922          12

           Cost of revenues:
             Software licenses                                               1,544         1,069          44
             Software services and maintenance                              13,282        11,510          15
             Appraisal services                                              4,748         5,405         (12)
             Hardware and other                                              1,107         1,204          (8)
                                                                          --------      --------
           Total cost of revenues                                           20,681        19,188           8
               % of revenues                                                  64.0%         66.3%

           Gross profit                                                     11,644         9,734          20
               % of revenues                                                  36.0%         33.7%

           Selling, general and administrative expenses                      9,101         7,895          15
               % of revenues                                                  28.2%         27.3%

           Amortization of acquisition intangibles                             785           834          (6)
                                                                          --------      --------
           Operating income                                                  1,758         1,005          75

           Realized gain on sale of investment in H.T.E., Inc.              23,233           -
           Legal fees associated with investment in H.T.E., Inc.               -            (125)
           Interest income                                                       9            37
                                                                          --------      --------
           Income before income taxes                                       25,000           917

           Income tax provision                                              7,704           355
                                                                          --------      --------
             Effective income tax rate                                        30.8%         38.7%

           Net income                                                     $ 17,296      $    562
                                                                          ========      ========

           Diluted earnings per share                                     $   0.36      $   0.01
                                                                          ========      ========

           Cash flows provided by operating activities                    $    105      $  2,193

           Cash, cash equivalents and
             short-term investments at March 31                             45,045         7,189

           Capital expenditures:
             Software development costs                                      1,782         1,539
             Property and equipment                                            369           665

    REVENUES

    The following table compares the components of revenue as a percent of total revenues for the periods presented:


                                                              Three months ended March 31,
                                                           --------------------------------
                                                               2003                 2002
                                                           ------------        ------------
               Software licenses                               16.9 %               18.4 %
               Software services                               23.8                 17.3
               Maintenance                                     33.8                 32.2
               Appraisal services                              20.9                 26.9
               Hardware and other                               4.6                  5.2
                                                           ------------        ------------
                                                              100.0 %              100.0 %



    Software license revenues. For the three months ended March 31, 2003, software license revenues increased $146,000, or 3%, compared to the same period in 2002. In addition, the first quarter of 2003 was the sixth consecutive quarter in which our software license revenues increased compared to the same period in the prior year. Sales of our financial and city solutions software products increased approximately $500,000 compared to the prior year period mainly due to geographical expansion into the Midwest and Western United States. The majority of this increase was offset by a corresponding decline in real estate appraisal software products compared to the prior year. Our real estate appraisal software license volume varies from period to period dependent upon the special needs and timing of our customers. Local government taxing entities normally reappraise real properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. While certain of these taxing jurisdictions contract with our real estate appraisal division to perform these reappraisals, it is not always necessary for the customer to purchase new software in order to process the appraisals. In some cases, a customer may simply add smaller appraisal software modules to enhance the functionality of its existing software.

    Software services revenues. Software services revenues increased $2.7 million, or 54%, during the three months ended March 31, 2003, compared to the same period in the prior year. The increase in software services revenues was attributable to the following factors:

        [ ] We recognized approximately $1.1 million for services performed in the first quarter of 2003 under our $11.0 million contract with the State of Minnesota to implement and install our Odyssey Case Management system. We signed the contract in July 2002 and it includes both software license and software services. To date, no software license revenues have been recognized. Under this contract we have recorded approximately $3.0 million of service revenue from inception to March 2003. We expect to perform approximately 70% of the implementation by late 2003. The remainder of the implementation is expected to be performed after this year; and

        [ ] During the three months ended March 31, 2003, software services related to the implementation of our financial and city solutions software products increased by approximately $900,000. Software services related to the implementation of our real estate appraisal software also increased over the prior year period due to services performed on several large software transactions which occurred late in 2002. Typically, contracts for software licenses include services such as installation of the software, converting the customers' data to be compatible with the software and training customer personnel to use the software.

    Maintenance revenues. Maintenance revenues for the three months ended March 31, 2003 increased $1.6 million, or 17%, compared to the same prior year period. We provide maintenance and support services for our software products, third party software and hardware. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates on certain product lines.

    Appraisal services revenues. For the three months ended March 31, 2003, appraisal services revenues decreased $1.0 million, or 13%, compared to the same period of 2002. The decrease is the result of the completion of our contract with the Nassau County, New York Board of Assessors ("Nassau County"). In the three months ended March 31, 2002, we recognized approximately $2.5 million of appraisal services revenues related to Nassau County. Because of the completion of the contract, we had no comparable revenues during the three months ended March 31, 2003. That decrease was offset somewhat by the recognition of approximately

    $2.6 million for services performed during the first quarter of 2003 under our appraisal contract with Lake County, Indiana, which was awarded in December 2001. The Lake County contract to provide professional services and technology to reassess real property in Lake County is valued at approximately $15.9 million, of which $15.2 million relates to appraisal services, and we expect to complete the contract by late 2003. We recognized appraisal services revenues of approximately $855,000 related to the Lake County contract during the first quarter of 2002 and $11.5 million since the inception of the contract. In March 2003 we signed a new six-year, $28.0 million contract to provide Nassau County with updated property assessments and additional real estate appraisal software.

    COST OF REVENUES

    Cost of software license revenues. For the three months ended March 31, 2003, cost of software license revenues increased $475,000, or 44%, compared to the prior year period. During 2002, we had several products in the development stage, which were released throughout the year. Once a product is released, we begin to expense the costs associated with the development over the estimated useful life of the product. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs.

    Cost of software service and maintenance revenues. For three months ended March 31, 2003, cost of software services and maintenance revenues increased $1.8 million, or 15%, compared to the same period of 2002. These increases are consistent with the higher professional services and maintenance revenues for the same period, although software services and maintenance revenues grew at a higher rate than the cost of those revenues, which is reflective of more efficient utilization of our support and maintenance staff and economies of scale. As a percentage of related revenues, cost of software services and maintenance was 71% for the first quarter of 2003 compared to 80% for the first quarter of 2002.

    Cost of appraisal services revenues. Costs of appraisal services revenues decreased $657,000, or 12%, for the three months ended March 31, 2003, compared to the same prior year period. The decrease is consistent with the decrease in appraisal services revenues, which declined 13%. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects' completion. As a percentage of related revenues, cost of appraisal services was 70% for the first quarter of 2003 compared to 69% for the first quarter of 2002.

    GROSS MARGIN

    For the three months ended March 31, 2003 and 2002, our overall gross margin was 36% and 34%, respectively. The improvement in our gross margin was mainly due to higher software services and maintenance revenues without a corresponding increase in personnel costs reflecting a more efficient utilization of our support and maintenance staff and economies of scale.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses, or SG&A, increased $1.2 million, or 15%, for the three months ended March 31, 2003, compared to the same period in the prior year, primarily as a result of increased revenue. For the first quarter of 2003, SG&A as a percent of revenue increased to 28% from 27% for the same prior year period. The increase in SG&A as a percentage of revenue is related primarily to higher health and other insurance expenses, annual salary increases, and slightly higher research and development costs.

    AMORTIZATION OF ACQUISITION INTANGIBLES

    For the three months ended March 31, 2003, amortization of acquisition intangibles was approximately $785,000, compared to $834,000 for the same period in 2002. The decrease in amortization from the prior year is related to certain of our acquisition intangibles becoming fully amortized during the first quarter of 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software and customer base with the remainder allocated to goodwill which is not subject to amortization. The extended useful lives of these amortizable intangibles are 5 years and 20 to 25 years, respectively.

    REALIZED GAIN ON SALE OF INVESTMENT IN H.T.E., INC.

    On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. ("HTE") common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.34 per diluted share after income taxes of $7.0 million). See Note 4 in the Notes to the Condensed Consolidated Financial Statements.

    LEGAL FEES ASSOCIATED WITH INVESTMENT IN H.T.E., INC.

    During the three months ended March 31, 2002, we incurred approximately $125,000 of legal and other costs associated with legal matters concerning various tort claims HTE alleged against us and HTE's attempted redemption of our 5.6 million shares for $1.30 per share. In September 2002, HTE released us from all tort claims and a court declared HTE's reported redemption of our shares was invalid. In March 2003, we sold for cash our entire investment in HTE for $7.00 per share.

    INCOME TAX PROVISION

    For the three months ended March 31, 2003, we had an income tax provision of $7.7 million, which included $7.0 million (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) relating to the realized gain from the sale of our investment in HTE, Inc. We had an effective income tax rate of 30.8% for the three months ended March 31, 2003 compared to an effective income tax rate of 38.7% for the three months ended March 31, 2002. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

    NET INCOME

    Net income was $17.3 million in the three months ended March 31, 2003, including a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE. This compares to net income of $562,000 in the three months ended March 31, 2002. For the quarter ended March 31, 2003 and 2002, diluted earnings per share was $0.36 and $0.01, respectively. Diluted earnings per share for the three months ended March 31, 2003 included $0.34 per share related to our net realized gain on the sale of our investment in HTE.

    FINANCIAL CONDITION AND LIQUIDITY

    On March 5, 2002, we entered into a new $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, the credit agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans.

    As of March 31, 2003, our bank has issued outstanding letters of credit totaling $5.0 million under our credit agreement to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at March 31, 2003. At March 31, 2003, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $5.0 million.

    As of March 31, 2003, our balance in cash and cash equivalents was $30.0 million and we had short-term investments of $15.0 million, compared to a cash balance of $13.7 million at December 31, 2002. Cash and short-term investments increased primarily due to the $39.3 million cash received as consideration in connection with the transaction to sell our 5.6 million shares of HTE common stock to SunGard Data Systems Inc. Another factor affecting our cash balance for the three months ended March 31, 2003 was improved cash collections. At March 31, 2003, our day's sales outstanding ("DSO's") (accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days) were 93 compared to DSO's of 99 at March 31, 2002.

    On March 28, 2003, we purchased $15.0 million of short-term investments. The investments are principally low-risk funds that consist primarily of short-term mutual corporate and municipal bond funds. The interest and capital gains generated from these investments were re-invested in the funds. For the first three months of 2003, the interest and capital gains were immaterial.

    On March 28, 2003, we retired an outstanding $2.5 million promissory note payable. The note was due in January 2005 and paid interest quarterly at an annual rate of 10%.

    At March 31, 2003, our capitalization consisted entirely of $125.3 million of shareholders' equity since we have no long-term debt outstanding at March 31, 2003.

    During the first three months of 2003, we made capital expenditures of $2.1 million, including $1.8 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

    During the three months ended March 31, 2003, we repurchased 875,200 shares for an aggregate purchase price of $3.3 million in accordance with a plan approved by our Board of Directors to repurchase up to 1.0 million of our common stock.

    On April 14, 2003, we commenced a modified "Dutch Auction" tender offer to purchase up to 4.2 million shares of our common stock at a price per share of $3.60 to $4.00. The aggregate costs of the transaction will be approximately $17.0 million, including all estimated fees and expenses, if we purchase 4.2 million shares at the maximum price. We will pay for shares tendered in the offer with existing cash balances. The tender offer expires on May 12, 2003 unless we chose to extend the offer.

    As part of the plan of reorganization of Swan Transportation Company, one of our non-operating subsidiaries, we have agreed to contribute approximately $1.5 million over the next three years to a trust that was set up as a part of the reorganization. See Note 10 in the Notes to the Condensed Consolidated Financial Statements. We expect to pay $750,000 of the $1.5 million by the end of the second quarter of 2003. The remaining amounts will be paid over the two subsequent years.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements -- "Commitments and Contingencies" on page 7 of this document.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibit 4.9        Third Amendment to Credit Agreement, Second Amendment
                           to Pledge and Security Agreement, Lender's Consent and Waiver, and Borrower's Acknowledgement, by and between Tyler Technologies, Inc. and Bank of Texas,
                           N.A. dated effective January 10, 2003.

    (b) Exhibit 4.10       Fourth Amendment to Credit Agreement, and Lender's
                           Consent, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective March 27, 2003.

    (c) Exhibit 4.11       Fifth Amendment to Credit Agreement and Lender's
                           Consent and Waiver, by and between Tyler
                           Technologies, Inc. and Bank of Texas, N.A. dated effective March 31, 2003.

    (d) Exhibit 99         Certifications Pursuant to Section 1350 of Chapter 63
                           of Title 18 of the United States Code

    (e) Reports on Form 8-K filed during the three months ended March 31, 2003:



            Form 8-K        Item
          Reported Date   Reported                 Exhibits Filed
          -------------   --------  --------------------------------------------
             2/5/03          5       We entered into a Tender and Voting
                                     agreement with SunGard Data Systems, Inc.
                                     ("SunGard"), under which we agreed to sell
                                     our investment in H.T.E., Inc. to SunGard

             3/3/03          5       News release issued by Tyler Technologies,
                                     Inc. dated August 19, 2002 announcing our
                                     operating results for the year ended
                                     December 31, 2002

             3/26/03         2       We received the proceeds to complete the
                                     sale of our investment in H.T.E., Inc. to
                                     SunGard on March 25, 2003


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

                                           By: /s/ Terri L. Alford
                                               --------------------
                                           Terri L. Alford
                                           Controller
                                           (principal accounting officer and an
                                           authorized signatory)



Date:  May 2, 2003

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




Dated: May 2, 2003                  By:   /s/ John M. Yeaman
                                          ------------------
                                          John M. Yeaman
                                          President and Chief Executive Officer

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




Dated: May 2, 2003             By:   /s/ Theodore L. Bathurst
                                     ------------------------
                                     Theodore L. Bathurst
                                     Vice President and Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit 4.9 Third Amendment to Credit Agreement, Second Amendment to Pledge and Security Agreement, Lender's Consent and Waiver, and Borrower's Acknowledgement, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective January 10, 2003.

Exhibit 4.10 Fourth Amendment to Credit Agreement, and Lender's Consent, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective March 27, 2003.

Exhibit 4.11       Fifth Amendment to Credit Agreement and Lender's
                   Consent and Waiver, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective March 31, 2003.

Exhibit 99.1 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 99.2 Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code