Form 10-Q
period 2003-06-30
TYLER TECHNOLOGIES INC
filed 2003-07-31
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

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

Yes [X] No [ ]

Number of shares of common stock of registrant outstanding at July 29, 2003:
40,399,432

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            TYLER TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three months ended       Six months ended
                                                               June 30,               June 30,
                                                         -------------------    -------------------
                                                           2003       2002        2003       2002
                                                         --------   --------    --------   --------
Revenues:
  Software licenses                                      $  6,157   $  5,264    $ 11,617   $ 10,578
  Software services                                         9,541      5,832      17,247     10,824
  Maintenance                                              11,698     10,269      22,633     19,584
  Appraisal services                                        7,356     10,988      14,107     18,771
  Hardware and other                                        1,383      1,252       2,856      2,770
                                                         --------   --------    --------   --------
          Total revenues                                   36,135     33,605      68,460     62,527

Cost of revenues:
  Software licenses                                         1,519      1,394       3,063      2,463
  Software services and maintenance                        14,565     12,241      27,847     23,751
  Appraisal services                                        5,139      7,257       9,887     12,662
  Hardware and other                                        1,049      1,005       2,156      2,209
                                                         --------   --------    --------   --------
          Total cost of revenues                           22,272     21,897      42,953     41,085
                                                         --------   --------    --------   --------

     Gross profit                                          13,863     11,708      25,507     21,442

Selling, general and administrative expenses               10,061      8,596      19,162     16,491
Amortization of acquisition intangibles                       725        831       1,510      1,665
                                                         --------   --------    --------   --------

     Operating income                                       3,077      2,281       4,835      3,286

Realized gain on sale of investment in H.T.E., Inc.             -          -      23,233          -
Legal fees associated with investment in H.T.E., Inc.           -       (160)          -       (285)
Interest income (expense)                                     137         (5)        146         32
                                                         --------   --------    --------   --------

Income before income tax provision                          3,214      2,116      28,214      3,033
Income tax provision                                        1,233        826       8,937      1,181
                                                         --------   --------    --------   --------
Net income                                               $  1,981   $  1,290    $ 19,277   $  1,852
                                                         ========   ========    ========   ========

Earnings per common share:
   Basic                                                 $   0.05   $   0.03    $   0.43   $   0.04
                                                         ========   ========    ========   ========
   Diluted                                               $   0.04   $   0.03    $   0.42   $   0.04
                                                         ========   ========    ========   ========

Weighted average common shares outstanding:
   Basic                                                   42,881     47,647      44,408     47,517
                                                         ========   ========    ========   ========
   Diluted                                                 44,796     50,405      46,259     50,066
                                                         ========   ========    ========   ========

 See accompanying notes.

                            TYLER TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except par value and share amounts)

                                                              June 30,
                                                                2003        December 31,
                                                             (Unaudited)        2002
                                                             -----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $    15,436    $     13,744
  Short-term investments                                          12,113               -
  Accounts receivable (less allowance for losses
    of $932 in 2003 and $690 in 2002)                             35,593          33,510
  Prepaid expenses and other current assets                        4,177           4,009
  Deferred income taxes                                            1,197           1,197
                                                             -----------    ------------
     Total current assets                                         68,516          52,460

Property and equipment, net                                        6,418           6,819

Other assets:
  Investment in H.T.E., Inc.                                           -          27,196
  Goodwill                                                        46,298          46,298
  Software, net                                                   22,747          21,933
  Customer base and other acquisition intangibles, net            14,208          14,655
  Sundry                                                             755             484
                                                             -----------    ------------
                                                             $   158,942    $    169,845
                                                             ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $     2,352    $      2,390
  Accrued liabilities and other current liabilities               11,378          11,186
  Net current liabilities of discontinued operations                 354             442
  Income taxes payable                                             3,466               -
  Deferred revenue                                                30,015          26,208
                                                             -----------    ------------
     Total current liabilities                                    47,565          40,226

Long-term obligations, less current portion                            -           2,550
Deferred income taxes                                              4,418           8,413

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $10.00 par value; 1,000,000
    shares authorized, none issued                                     -               -
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 48,147,969 shares issued in 2003 and 2002            481             481
  Additional paid-in capital                                     156,558         156,898
  Accumulated deficit                                            (21,677)        (40,954)
  Accumulated other comprehensive income - unrealized
    gain on securities available-for-sale, net of tax                  -           7,418
  Treasury stock, at cost: 7,748,537 and 1,928,636 shares
    in 2003 and 2002, respectively                               (28,403)         (5,187)
                                                             -----------    ------------
       Total shareholders' equity                                106,959         118,656
                                                             -----------    ------------
                                                             $   158,942    $    169,845
                                                             ===========    ============

 See accompanying notes.

                            TYLER TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Six months ended June 30,
                                                                   -------------------------
                                                                     2003             2002
                                                                   --------         --------
Cash flows from operating activities:
   Net income                                                      $ 19,277         $  1,852
   Adjustments to reconcile net income to net cash provided
     by operations:
      Depreciation and amortization                                   4,281            4,218
      Realized gain on sale of investment in H.T.E., Inc.           (23,233)               -
      Non-cash charges                                                    -              289
      Discontinued operations - non-cash charges and
        changes in operating assets and liabilities                     (88)             (47)
      Changes in operating assets and liabilities, exclusive of
        effects of discontinued operations                            5,514              583
                                                                   --------         --------
              Net cash provided by operating activities               5,751            6,895
                                                                   --------         --------

Cash flows from investing activities:
   Proceeds from sale of investment in H.T.E., Inc.                  39,333                -
   Purchases of short-term investments                              (15,113)               -
   Proceeds from sales of short-term investments                      3,000                -
   Investment in software development costs                          (3,450)          (3,562)
   Additions to property and equipment                                 (773)          (1,472)
   Proceeds from dispositions related to discontinued operations          -            1,783
   Other                                                               (562)              (7)
                                                                   --------         --------
              Net cash provided (used) by investing activities       22,435           (3,258)
                                                                   --------         --------

Cash flows from financing activities:
   Purchase of treasury shares                                      (23,868)               -
   Payments on notes payable                                         (2,891)             (53)
   Payment of debt of discontinued operations                             -             (179)
   Proceeds from exercise of stock options                              265            1,598
   Debt issuance costs                                                    -             (185)
                                                                   --------         --------
              Net cash (used) provided by financing activities      (26,494)           1,181
                                                                   --------         --------
Net increase in cash and cash equivalents                             1,692            4,818
Cash and cash equivalents at beginning of period                     13,744            5,271
                                                                   --------         --------
Cash and cash equivalents at end of period                         $ 15,436         $ 10,089
                                                                   ========         ========

See accompanying notes.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)

(1)  Basis of Presentation

     We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2003 and December 31, 2002 and operating result amounts are for the three and six months ended June 30, 2003 and 2002, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2002. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

(2)  Discontinued Operations

     Discontinued operations includes our former information and property records services segment for which our Board of Directors approved a formal plan of disposal in December 2000 and two non-operating subsidiaries related to a formerly owned subsidiary that we sold in December 1995. The business units within the discontinued information and property records services segment were sold in 2000 and 2001. In June 2002, we renegotiated the proceeds from a May 2001 sale transaction and received cash of approximately $800,000 and a subordinated note receivable amounting to $200,000 to fully settle a promissory note and other contingent consideration in connection with the original sale transaction. In June 2002, we also sold the building of a business unit included in the information and property records service segment. Net proceeds from the sale totaled $961,000. In our opinion and based upon information available at this time, we believe that our remaining net liabilities related to discontinued operations are adequate.

     One of our non-operating subsidiaries is involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. See Note 10 - Commitments and Contingencies.

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

     Short-term investments include investments in short-term mutual corporate and municipal bond funds. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. At June 30, 2003, we classified these investments in bond funds as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. We made the initial mutual fund investments of $15.0 million on March 28, 2003 and there were minimal unrealized holding gains and losses as of June 30, 2003. Realized gains and losses are determined on the specific identification method and are reflected in income. Other than the gain on the sale of our investment in H.T.E., Inc. (see Note 4 - Investment in H.T.E., Inc.), there were minimal realized gains or losses relating to short-term investments for the three or six months ended June 30, 2003.

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

     Our 5.6 million shares of HTE represented an ownership interest of approximately 35%. Under GAAP a 20% investment in the voting stock of another company creates the presumption that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. As disclosed in our previous filings, Tyler's management concluded that no such influence existed. Thus, we accounted for our investment in HTE pursuant to the provisions of SFAS No.
     115. Accordingly, our investment in HTE was previously classified as an available-for-sale security. As of December 31, 2002, we had an unrealized holding gain of $11.4 million ($7.4 million after income tax of $4.0 million), which was included as a component of other comprehensive income.

(5)  Shareholders' Equity

     In April 2003, we commenced a modified "Dutch Auction" tender offer to purchase up to 4.2 million shares of our common stock at a price not greater than $4.00 and not less than $3.60 per share. In accordance with the SEC rules, we had the right to purchase an additional amount of shares not to exceed 2% of our outstanding shares (approximately 907,000 shares) without amending or extending our offer. Approximately 6.0 million shares of common stock were properly tendered and not withdrawn at prices at or below $4.00 per share. We exercised our right to purchase an additional 2% of our outstanding shares without amending or extending our offer. As a result, in May 2003, we purchased 5.1 million shares of our common stock at a cash purchase price of $4.00 per share and estimated transaction costs of approximately $150,000, for a total cost of $20.6 million. The final shares purchased reflect a pro-ration factor equal to 85% of the shares tendered.

     During the six months ended June 30, 2003, we also repurchased 875,200 shares for an aggregate purchase price of $3.3 million. As of July 29, 2003 our Board of Directors has authorized us to repurchase up to an additional
     2.0 million shares of Tyler common stock.

(6)  Income Tax Provision

     For the three and six months ended June 30, 2003, we had an income tax provision of $1.2 million and $8.9 million, respectively. The income tax provision for the six months ended June 30, 2003, included $7.0 million (after utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) related to the realized gain from the sale of our investment in HTE (see Note 4 - Investment in H.T.E., Inc.). We had an effective income tax rate of 38.4% and 31.7% for the three months and six months ended June 30, 2003, respectively compared to an effective income tax rate of 39.0% and 38.9% for the three and six months ended June 30, 2002. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

(7)  Earnings Per Share

     The following table details the reconciliation of basic earnings per share to diluted earnings per share:

                                                        Three months ended     Six months ended
                                                             June 30,              June 30,
                                                       --------------------   -------------------
                                                         2003        2002        2003      2002
                                                       --------    --------   ---------   -------
Numerator for basic and diluted earnings per share:

    Net income...............................          $  1,981    $  1,290   $  19,277   $ 1,852
                                                       ========    ========   =========   =======

Denominator:

Weighted-average basic common shares                     42,881      47,647      44,408    47,517
outstanding..................................

    Assumed conversion of dilutive securities:
      Employee stock options.................             1,088       1,587       1,088     1,500
      Warrants...............................               827       1,171         763     1,049
                                                       --------    --------   ---------   -------
Potentially dilutive common shares...........             1,915       2,758       1,851     2,549
                                                       --------    --------   ---------   -------

Weighted-average common shares outstanding,
assuming full dilution.......................            44,796      50,405      46,259    50,066
                                                       ========    ========   =========   =======

Basic earnings per share.....................          $   0.05    $   0.03   $    0.43   $  0.04
                                                       ========    ========   =========   =======

Diluted earnings per share...................          $   0.04    $   0.03   $    0.42   $  0.04
                                                       ========    ========   =========   =======

(8)  Stock Compensation

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we elected to account for our stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended and related interpretations including FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in June 2000. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued to amend SFAS No. 123. This statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Accordingly, under APB No. 25's intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award's intrinsic value - the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore we have not recorded any compensation expense related to grants of stock options.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

                                                                     Three months ended     Six months ended
                                                                          June 30,              June 30,
                                                                     -------------------   -------------------
                                                                       2003       2002       2003       2002
                                                                     --------   --------   --------   --------
Net income.......................................................    $  1,981   $  1,290   $ 19,277   $  1,852
Add stock-based employee compensation cost included in net income,
   net of related tax benefit....................................          --         --         --         --
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related
   tax benefit...................................................         477        529        933        988
                                                                     --------   --------   --------   --------

Pro forma net income.............................................    $  1,504   $    761   $ 18,344   $    864
                                                                     ========   ========   ========   ========
Pro forma net income per basic share.............................    $   0.04   $   0.02   $   0.41   $   0.02
                                                                     ========   ========   ========   ========
Pro forma net income per diluted share...........................    $   0.03   $   0.02   $   0.40   $   0.02
                                                                     ========   ========   ========   ========

(9)  Comprehensive Income

     The components of comprehensive income are as follows:

                                                                        Three months ended    Six months ended
                                                                             June 30,              June 30,
                                                                       --------------------- -------------------
                                                                         2003       2002       2003       2002
                                                                       --------   --------   --------   --------
Net income..........................................................   $  1,981   $  1,290   $ 19,277   $  1,852
Other comprehensive income:
  Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense of
    $3,995).........................................................         --         --     (7,418)        --
  Change in fair value of investment in H.T.E., Inc. (net of deferred tax benefit of $40 for the three months ended June 30,
    2002 and deferred tax expense of $3,778 for the six months ended
    June 30, 2002)..................................................         --        (72)        --     11,562
                                                                       --------   --------   --------   --------
Total comprehensive income                                             $  1,981   $  1,218   $ 11,859   $ 13,414
                                                                       ========   ========   ========   ========

(10) Commitments and Contingencies

     One of our non-operating subsidiaries, Swan Transportation Company ("Swan"), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during the plaintiff's employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $555,000 at June 30, 2003. Swan tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who, prior to December 20, 2001, entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

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

     The confirmation hearings on Swan's plan of reorganization were held on December 9, 2002. The plan of reorganization received the affirmative vote of approximately 99% of the total votes cast. All objections to the plan were resolved prior to the confirmation hearing, and the terms and conditions of the plan (including the issuance of the injunctions) are therefore not subject to appeal. The confirmation order for the plan of reorganization was signed by the bankruptcy court and district court judges and entered by the United States Bankruptcy Court for the District of Delaware on July 22, 2003. The confirmation order discharges, releases, and extinguishes all of the foundry-related obligations and liabilities of Tyler, Swan, their affected affiliates, and the insurers participating in the funding of the trust. Further, the confirmation order includes the issuance of injunctions that channel all present and future foundry-related claims into the trust and forever bar any such claims from being asserted, either now or in the future, against Swan, Tyler, their affected affiliates, and the participating insurers. In order to receive the benefits described above, we have agreed, among other things, to transfer all of the capital stock of Swan to the trust (net assets of Swan at June 30, 2003 were $309,000) so that the trust can directly pursue claims against insurers who have not participated in the funding of the trust. In addition, we have agreed to contribute $1.5 million in cash to the trust, which is due as follows: $750,000 within ten days of the confirmation order becoming a final order; $500,000 on the first anniversary of the date the confirmation order becomes a final order; and $250,000 on the second anniversary of the date the confirmation order becomes a final order. Absent an appeal, the confirmation order will become a final order on August 21, 2003.

     Other than ordinary course, routine litigation incidental to our business and except as described herein, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

(11) Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003 must be consolidated effective July 1, 2003. We adopted FIN 46 in the quarter ended June 30, 2003, and it did not have a material impact on our financial position or results of our operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted in the quarter ended June 30, 2003 and it did not have a material impact on our financial position or results of our operations.

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

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (GAAP) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2002 regarding expanded information about our critical accounting policies and estimates.

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

                                                    Three months ended June 30,      Six months ended June 30,
                                                   -----------------------------   -----------------------------
                                                     2003        2002     Change     2003         2002    Change
                                                   --------    --------   ------   --------   --------    ------
Revenues:
  Software licenses                                $  6,157    $  5,264     17%    $ 11,617   $ 10,578      10%
  Software services                                   9,541       5,832     64       17,247     10,824      59
  Maintenance                                        11,698      10,269     14       22,633     19,584      16
  Appraisal services                                  7,356      10,988    (33)      14,107     18,771     (25)
  Hardware and other                                  1,383       1,252     10        2,856      2,770       3
                                                   --------    --------            --------   --------
Total revenues                                       36,135      33,605      8       68,460     62,527       9

Cost of revenues:
  Software licenses                                   1,519       1,394      9        3,063      2,463      24
  Software services and maintenance                  14,565      12,241     19       27,847     23,751      17
  Appraisal services                                  5,139       7,257    (29)       9,887     12,662     (22)
  Hardware and other                                  1,049       1,005      4        2,156      2,209      (2)
                                                   --------    --------            --------   --------

Total cost of revenues                               22,272      21,897      2       42,953     41,085       5
      % of revenues                                    61.6%       65.2%               62.7%      65.7%

Gross profit                                         13,863      11,708     18       25,507     21,442      19
      % of revenues                                    38.4%       34.8%               37.3%      34.3%

Selling, general and administrative expenses         10,061       8,596     17       19,162     16,491      16
      % of revenues                                    27.8%       25.6%               28.0%      26.4%

Amortization of acquisition intangibles                 725         831    (13)       1,510      1,665      (9)
                                                   --------    --------            --------   --------

Operating income                                      3,077       2,281     35        4,835      3,286      47

Realized gain on sale of investment in
  H.T.E., Inc.                                            -           -              23,233          -
Legal fees associated with investment
  in H.T.E., Inc.                                         -        (160)                  -       (285)
Interest income (expense)                               137          (5)                146         32
                                                   --------    --------            --------   --------

Income before income tax provision                    3,214       2,116              28,214      3,033

Income tax provision                                  1,233         826               8,937      1,181
                                                   --------    --------            --------   --------
      Effective income tax rate                        38.4%       39.0%               31.7%      38.9%

Net income                                         $  1,981    $  1,290            $ 19,277   $  1,852
                                                   ========    ========            ========   ========

Diluted earnings per share                         $   0.04    $   0.03            $   0.42   $   0.04
                                                   ========    ========            ========   ========

Cash flows provided by operating activities        $  5,646    $  4,702            $  5,751   $  6,895

Cash, cash equivalents and
  short-term investments at June 30                                                  27,549     10,089

Capital expenditures:
     Software development costs                       1,668       2,023               3,450      3,562
     Property and equipment                             454         807                 823      1,472

     REVENUES

     The following table compares the components of revenue as a percent of total revenues for the periods presented:

                     Three months ended June 30,     Six months ended June 30,
                     ---------------------------     -------------------------
                       2003               2002         2003             2002
                     --------           --------     --------         --------
Software licenses      17.0%              15.7%        17.0%            16.9%
Software services      26.4%              17.4%        25.2%            17.3%
Maintenance            32.4%              30.6%        33.1%            31.3%
Appraisal services     20.4%              32.7%        20.6%            30.0%
Hardware and other      3.8%               3.6%         4.1%             4.5%
                      -----              -----        -----            -----

                      100.0%             100.0%       100.0%           100.0%
                      =====              =====        =====            =====

     Software license revenues. Software license revenues increased $893,000, or 17% for the three months ended June 30, 2003, compared to the same period last year. In addition, the second quarter of 2003 was the seventh consecutive quarter in which our software license revenues increased compared to the same period in the prior year. The second quarter increase included $723,000 for one property appraisal and tax software system and an increase of approximately $600,000 from sales of our legacy courts and justice software. Our property appraisal and tax software license volume varies from period to period depending on the special needs and timing of our customers. Local government taxing entities normally reappraise real properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. While some of these taxing jurisdictions contract with our property appraisal and tax division to perform these reappraisals, it is not always necessary for the customer to purchase new software in order to process the appraisals. In some cases, a customer may simply add smaller appraisal software modules to enhance the functionality of its existing software. Higher courts and justice software sales were driven primarily by two large contracts. Increases in property appraisal and tax software and legacy courts and justice software were offset somewhat by lower recording systems and financial and city solutions software.

     Software license revenues increased $1.0 million, or 10%, for the six months ended June 30, 2003, compared to the same period last year. Approximately one-half of this increase relates to sales of our legacy courts and justice software with the remaining increase coming equally from property appraisal and tax software and financial and city solutions software.

     Software services revenues. For the three months ended June 30, 2003, software services revenues increased $3.7 million, or 64%, compared to the same period in 2002. For the six months ended June 30, 2003, software services revenues increased $6.4 million, or 59%, compared to the same period in 2002. The increase in software services revenues was attributable to the following factors:

     - Services related to implementation of Odyssey Case Management system, our new courts and justice product. We recognized approximately $800,000 and $1.9 million for services performed in the three and six months ended June 30, 2003, respectively, under our $11.0 million contract with the State of Minnesota to implement and install Odyssey Case Management system. We signed the contract in July 2002 and it includes both software license and software services. To date, no software license revenues have been recognized. Under this contract we have recorded approximately $3.8 million of service revenue from inception to June 30, 2003. We expect to perform approximately 70% of the implementation by the end of this calendar year. The remainder of the implementation is expected to be performed after this year; and

     - Software services related to the increase in software contracts signed in late 2002 and in the first half of 2003. Typically, contracts for software licenses include services such as installation of the software, converting the customers' data to be compatible with the software and training customer personnel to use the software. In addition we also experienced slight increases in application service provider contracts and consulting services related to financial and city solutions software. Services related to financial and city solutions software and property appraisal and tax software each contributed approximately one-third of the quarter and year-to-date increases.

     Maintenance revenues. Maintenance revenues for the quarter ended June 30, 2003 increased $1.4 million, or 14%, compared to the prior year quarter. Maintenance revenues for the six months ended June 30, 2003, increased $3.0 million, or 16%, compared to the six months ended June 30, 2002. We provide maintenance and support services for our software products, third party software and hardware. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates on certain product lines.

     Appraisal services revenues. For the three and six months ended June 30, 2003, appraisal services revenues decreased $3.6 million, or 33%, and $4.7 million, or 25%, respectively, compared to the same periods of 2002. The decrease is related to the completion and progression of several major appraisal contracts. During the six months ended June 30, 2003, we signed a new six year contract to provide Nassau County, New York Board of Assessors (Nassau County Extension) with updated property assessments and additional property appraisal and tax software. The following table contains the appraisal services revenues recorded on significant contracts for the periods presented:

                                        Appraisal revenue recorded
                                  -------------------------------------
                                  Three months ended   Six months ended
                                         June 30,           June 30,      Total appraisal     Appraisal
                                  ------------------   ----------------      revenues          revenues           Contract
                                   2003        2002     2003     2002       per contract    earned to date     completion date
                                  ------     -------  -------   -------   ---------------   --------------   -------------------
Nassau County, New York Board
of Assessors                      $    -     $ 3,500  $   300   $ 6,000   $   29,500        $   29,500       First quarter 2003

Lake County, Indiana               2,100       2,100    4,600     3,000       15,300            13,500       Estimated late 2003

Indiana Revaluations                 250       1,700      700     3,100       10,600            10,100       Estimated late 2003

Nassau County Extension            1,600           -    2,000         -       25,300             2,000       Fiscal 2009

     COST OF REVENUES

     Cost of software license revenues. For the three and six months ended June 30, 2003, cost of software license revenues increased $125,000, or 9%, and $600,000, or 24%, respectively, compared to the same prior year periods. During 2002, we had several products in the development stage, which were released throughout the year. Once a product is released, we begin to expense the costs associated with the development over the estimated useful life of the product. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office development space and capitalized interest costs.

     Cost of software service and maintenance revenues. For three months and six months ended June 30, 2003, cost of software services and maintenance revenues increased $2.3 million, or 19%, and $4.1 million, or 17%, respectively, compared to the same periods of 2002. These increases are consistent with the higher professional services and maintenance revenues for the same periods, although software services and maintenance revenues grew at a more rapid rate than the cost of those revenues, which is reflective of more efficient utilization of our support and maintenance staff and economies of scale. As a percentage of related revenues, cost of software services and maintenance was 69% for the second quarter of 2003 compared to 76% for the second quarter of 2002. Cost of software services and maintenance was 70% of related revenues for the six months ended June 30, 2003, compared to 78% for the same period of 2002.

     Cost of appraisal services revenues. Costs of appraisal services revenues decreased $2.1 million, or 29%, for the three months ended June 30, 2003, compared to the same prior year period. For the six months ended June 30, 2003, cost of appraisal services revenues decreased $2.8 million, or 22%, compared to the same period in 2002. The decrease is consistent with the decrease in appraisal services revenues, which declined 33% and 25% for the three and six months ended June 30, 2003, respectively. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects' completion. As a percentage of related revenues, cost of appraisal services was 70% for the three and six months ended June 30, 2003 compared to 66% and 67% for the same periods of 2002.

     GROSS MARGIN

     For the three and six months ended June 30, 2003, our overall gross margin increased to 38% and 37% from 35% and 34% for the same periods of 2002, respectively. The improvement in our gross margin was mainly due to higher software services and maintenance revenues without a corresponding increase in personnel costs reflecting a more efficient utilization of our support and maintenance staff and economies of scale.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, or SG&A, increased $1.5 million, or 17%, and $2.7 million, or 16%, for the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year. For the three and six months ended June 30, 2003, SG&A as a percent of revenue increased to 28% from 26% for the same prior year periods. The increase in SG&A is related primarily to higher commissions, which is the result of higher revenues. In addition, annual salary adjustments, higher performance bonuses, higher health and other insurance expenses, additional marketing personnel and slightly higher research and development costs contributed to higher SG&A.

     AMORTIZATION OF ACQUISITION INTANGIBLES

     For the three and six months ended June 30, 2003, amortization of acquisition intangibles was approximately $725,000 and $1.5 million, compared to $831,000 and $1.7 million for the same periods in 2002. The decrease in amortization from the prior year is related to certain of our acquisition intangibles becoming fully amortized during the first six months of 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software and customer base, with the remainder allocated to goodwill that is not subject to amortization. The estimated useful lives of acquired software and customer base are 5 years and 20 to 25 years, respectively.

     REALIZED GAIN ON SALE OF INVESTMENT IN H.T.E., INC.

     On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. ("HTE") common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.35 per diluted share after income taxes of $7.0 million for the six months ended June 30, 2003). See Note 4 in the Notes to the Condensed Consolidated Financial Statements.

     LEGAL FEES ASSOCIATED WITH INVESTMENT IN H.T.E., INC.

     During the three and six months ended June 30, 2002, we incurred approximately $160,000 and $285,000, respectively, of legal and other costs associated with legal matters concerning various tort claims HTE alleged against us and HTE's attempted redemption of our 5.6 million shares for $1.30 per share. In September 2002, HTE released us from all tort claims and a court declared HTE's reported redemption of our shares was invalid. In March 2003, we sold for cash our entire investment in HTE for $7.00 per share.

     INTEREST INCOME (EXPENSE)

     For the three months ended June 30, 2003, we had net interest income of $137,000, compared to interest expense of $5,000 for same period of 2002. For the six months ended June 30, 2003, we had net interest income of $146,000, and $32,000 of interest income in the six months ended June 30, 2002. The increase in interest income is related to higher cash levels, including $39.3 million in cash received upon the sale of our investment in HTE in late March 2003, which we invested in short-term investments.

     INCOME TAX PROVISION

     For the three months ended June 30, 2003, we had an income tax provision of $1.2 million. For the six months ended June 30, 2003, we had an income tax provision of $8.9 million, which included $7.0 million (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) relating to the realized gain from the sale of our investment in HTE. We had an effective income tax rate of 38.4% for the three months ended June 30, 2003 compared to an effective income tax rate of 39.0% for the three months ended June 30, 2002. For the six months ended June 30, 2003, we had an effective income tax rate of 38.5% (excluding the effect of the HTE gain) compared to an effective rate of 38.9% for the same prior year period. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

     NET INCOME

     Net income was $2.0 million in the three months ended June 30, 2003, compared to $1.3 million for the three months ended June 30, 2002. Net income was $19.3 million in the six months ended June 30, 2003, including a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE. This compares to net income of $1.9 million in the six months ended June 30, 2002. For the second quarter of 2003, diluted earnings per share was $0.04 compared to $0.03 for the second quarter of 2002. For the six months ended June 30, 2003 and 2002, diluted earnings per share was $0.42 and $0.04, respectively. Diluted earnings per share for the six months ended June 30, 2003 included $0.35 per share related to our net realized gain on the sale of our investment in HTE after income taxes. During the three and six months, diluted earnings per share was positively impacted by the repurchase of our shares of common stock on the open market and through our modified Dutch Auction tender offer.

     FINANCIAL CONDITION AND LIQUIDITY

     On March 5, 2002, we entered into a new $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, the credit agreement contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of June 30, 2003, we are in compliance with those covenants.

     As of June 30, 2003, our bank has issued outstanding letters of credit totaling $7.5 million under our credit agreement to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at June 30, 2003. At June 30, 2003, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $2.5 million.

     As of June 30, 2003, our balance in cash and cash equivalents was $15.4 million and we had short-term investments of $12.1 million, compared to a cash balance of $13.7 million at December 31, 2002. Cash and short-term investments increased primarily due to the $39.3 million cash received in March 2003 as consideration in connection with the transaction to sell our
     5.6 million shares of HTE common stock to SunGard Data Systems Inc. At June 30, 2003, our day's sales outstanding ("DSO's") (accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days) were 89 compared to DSO's of 94 at June 30, 2002.

     In May 2003, we completed a modified "Dutch Auction" tender offer whereby we purchased 5.1 million shares of our common stock at a cash purchase price of $4.00 per share and incurred estimated transaction costs of approximately $150,000, for a total cost of $20.6 million. In addition, during the six months ended June 30, 2003, we repurchased in the open market 875,200 shares for an aggregate purchase price of $3.3 million.
     As of July 29, 2003 our Board of Directors has authorized us to repurchase up to an additional 2.0 million shares of our common stock.

     During the first quarter of 2003, we purchased $15.0 million of short-term investments. The investments are principally low-risk funds that consist primarily of short-term mutual corporate and municipal bond funds. The interest and capital gains generated from these investments were re-invested in the funds. For the first three and six months of 2003, the interest and capital gains were $76,000. During the second quarter of 2003, we sold $3.0 million of our short-term investments.

     On March 28, 2003, we retired an outstanding $2.5 million 10% promissory note payable. The note was due in January 2005 and paid interest quarterly.

     In June 2003, we made an estimated federal income tax payment in the amount of $5.0 million. The payment was made primarily due to the $23.2 million realized gain on the sale of our investment in HTE common stock, and also because of the increase in estimated taxable income for the tax year ending December 31, 2003.

     During the six months ended June 30, 2003, we received $265,000 from the exercise of options to purchase 162,000 shares of our stock under our employee stock option plan.

     At June 30, 2003, our capitalization consisted entirely of $107.0 million of shareholders' equity, since we have no long-term debt outstanding at June 30, 2003.

     During the first six months of 2003, we made capital expenditures of $4.2 million, including $3.5 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

     As part of the plan of reorganization of Swan Transportation Company, one of our non-operating subsidiaries, we have agreed to contribute approximately $1.5 million over the next three years to a trust that was set up as a part of the reorganization. See Note 10 in the Notes to the Condensed Consolidated Financial Statements. We expect to pay $750,000 of the $1.5 million in late August 2003. The remaining amounts will be paid over the two subsequent years.

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

Item 4. Evaluation of Disclosure Controls and Procedures

     Based on their evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") believe, based on an evaluation performed under the supervision and with the participation of management, including our CEO and CFO, that the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 14(c) and 15d - 14 under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to Tyler Technologies, Inc. is made known to them by others within our Company during the period in which this Report on Form 10-Q was being prepared. There have been no material changes in our internal controls over financial reporting that occurred during the period covered by the quarterly report which materially affected, or would be reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - "Commitments and Contingencies" on page 7 of this document.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on May 1, 2003. The results of the matters voted on at the meeting are as follows:

          With respect to the election of directors, our shares were voted as follows:

                         Number of Votes    Number of Votes
      Nominee                  For              Withheld
-------------------      ---------------    ---------------
John S. Marr                36,720,326         1,409,916
Ben T. Morris               37,994,641           135,601
G. Stuart Reeves            37,997,341           132,901
Michael D. Richards         37,996,841           133,401
Glenn A. Smith              36,747,979         1,382,263
John M. Yeaman              35,137,325         2,992,917

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 10.1       Employment and Non-Competition Agreement between
                            Tyler Technologies, Inc. and John S. Marr Jr. dated
                            July 1, 2003

         Exhibit 10.2 Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John M. Yeaman dated July 1, 2003

Exhibit 31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) Reports on Form 8-K filed during the three months ended June 30, 2003:

  Form 8-K          Item
Reported Date     Reported                      Exhibits Filed
-------------     --------        ----------------------------------------------
   5/19/03           5            News release issued by Tyler Technologies,
                                  Inc. dated May 16, 2003 announcing the final
                                  results of our modified "Dutch Auction"
                                  tender offer

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

                                   By: /s/ Terri L. Alford
                                       --------------------
                                   Terri L. Alford
                                   Controller
                                   (principal accounting officer and an
                                   authorized signatory)

Date: July 31, 2003

                                INDEX TO EXHIBITS

(a)  Exhibit 10.1   Employment and Non-Competition Agreement between Tyler
                    Technologies, Inc. and John S. Marr Jr. dated July 1, 2003

     Exhibit 10.2 Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John M. Yeaman dated July 1, 2003

     Exhibit 31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002