Form 10-Q
period 2003-09-30
TYLER TECHNOLOGIES INC
filed 2003-10-30
CIK 860731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

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

Yes [X] No [ ]

Number of shares of common stock of registrant outstanding at October 28, 2003:
40,728,660

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            TYLER TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three months ended               Nine months ended
                                                               September 30,                   September 30,
                                                        -----------------------------    -----------------------------
                                                             2003           2002             2003             2002
                                                        -------------   -------------    -------------   -------------
Revenues:
  Software licenses                                     $       8,400   $       6,469    $      20,017   $      17,047
  Software services                                             9,191           7,064           26,438          17,888
  Maintenance                                                  11,704          10,204           34,337          29,788
  Appraisal services                                            7,440           9,309           21,547          28,080
  Hardware and other                                            1,139           1,928            3,995           4,698
                                                        -------------   -------------    -------------   -------------
          Total revenues                                       37,874          34,974          106,334          97,501

Cost of revenues:
  Software licenses                                             2,041           1,349            5,104           3,812
  Software services and maintenance                            14,090          13,161           41,937          36,912
  Appraisal services                                            5,422           6,637           15,309          19,299
  Hardware and other                                              851           1,515            3,007           3,724
                                                        -------------   -------------    -------------   -------------
          Total cost of revenues                               22,404          22,662           65,357          63,747
                                                        -------------   -------------    -------------   -------------

     Gross profit                                              15,470          12,312           40,977          33,754

Selling, general and administrative expenses                    9,678           8,181           28,840          24,672
Amortization of acquisition intangibles                           680             832            2,190           2,497
                                                        -------------   -------------    -------------   -------------

     Operating income                                           5,112           3,299            9,947           6,585

Realized gain on sale of investment in H.T.E., Inc.                --              --           23,233              --
Legal fees associated with investment in H.T.E., Inc.              --            (365)              --            (650)
Interest income (expense)                                         141             (12)             287              20
                                                        -------------   -------------    -------------   -------------

Income before income tax provision                              5,253           2,922           33,467           5,955
Income tax provision                                            2,020           1,183           10,957           2,364
                                                        -------------   -------------    -------------   -------------
Net income                                              $       3,233   $       1,739    $      22,510   $       3,591
                                                        =============   =============    =============   =============

Earnings per common share:
   Basic                                                $        0.08   $        0.04    $        0.52   $        0.08
                                                        =============   =============    =============   =============
   Diluted                                              $        0.07   $        0.04    $        0.50   $        0.07
                                                        =============   =============    =============   =============

Weighted average common shares outstanding:
   Basic                                                       40,464          47,173           43,078          47,401
                                                        =============   =============    =============   =============
   Diluted                                                     43,181          49,372           45,218          49,833
                                                        =============   =============    =============   =============


See accompanying notes.

                            TYLER TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except par value and share amounts)


                                                                  September 30,
                                                                      2003          December 31,
                                                                   (Unaudited)         2002
                                                                  -------------    -------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                      $      14,561    $      13,744
   Short-term investments available-for-sale                             24,701               --
   Accounts receivable (less allowance for losses
     of $1,021 in 2003 and $690 in 2002)                                 30,002           33,510
   Prepaid expenses and other current assets                              3,881            4,009
   Deferred income taxes                                                  1,197            1,197
                                                                  -------------    -------------
      Total current assets                                               74,342           52,460

 Property and equipment, net                                              6,226            6,819

 Other assets:
   Investment in H.T.E., Inc.                                                --           27,196
   Goodwill                                                              46,298           46,298
   Software, net                                                         22,593           21,933
   Customer base and other acquisition intangibles, net                  13,982           14,655
   Sundry                                                                   824              484
                                                                  -------------    -------------
                                                                  $     164,265    $     169,845
                                                                  =============    =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                               $       2,157    $       2,390
   Accrued liabilities and other current liabilities                     12,845           11,186
   Net current liabilities of discontinued operations                       667              442
   Income taxes currently payable                                         5,186               --
   Deferred revenue                                                      28,554           26,208
                                                                  -------------    -------------
      Total current liabilities                                          49,409           40,226

 Long-term obligations, less current portion                                 --            2,550
 Deferred income taxes                                                    4,418            8,413

 Commitments and contingencies

 Shareholders' equity:
   Preferred stock, $10.00 par value; 1,000,000
     shares authorized, none issued                                          --               --
   Common stock, $.01 par value; 100,000,000 shares
     authorized;  48,147,969 shares issued in 2003 and 2002                 481              481
   Additional paid-in capital                                           155,631          156,898
   Accumulated deficit                                                  (18,444)         (40,954)
   Accumulated other comprehensive income - unrealized
     gain on securities available-for-sale, net of income taxes              24            7,418
   Treasury stock, at cost: 7,463,559 and 1,928,636 shares
     in 2003 and 2002, respectively                                     (27,254)          (5,187)
                                                                  -------------    -------------
        Total shareholders' equity                                      110,438          118,656
                                                                  -------------    -------------
                                                                  $     164,265    $     169,845
                                                                  =============    =============


See accompanying notes.

                            TYLER TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                             2003               2002
                                                                         -------------    -------------
 Cash flows from operating activities:
     Net income                                                          $      22,510    $       3,591
     Adjustments to reconcile net income to net cash
       provided by operations:
        Depreciation and amortization                                            7,029            6,355
        Realized gain on sale of investment in H.T.E., Inc.                    (23,233)              --
        Other non-cash charges                                                      --              311
        Discontinued operations - non-cash charges and
          changes in operating assets and liabilities                               98             (273)
        Changes in operating assets and liabilities, exclusive of
          effects of discontinued operations                                    13,223            4,359
                                                                         -------------    -------------
                Net cash provided by operating activities                       19,627           14,343
                                                                         -------------    -------------

 Cash flows from investing activities:
     Proceeds from sale of investment In H.T.E., Inc.                           39,333               --
     Purchases of short-term investments                                       (27,664)              --
     Proceeds from sales of short-term investments                               3,000               --
     Investment in software development costs                                   (5,217)          (5,493)
     Additions to property and equipment                                        (1,187)          (2,017)
     Proceeds from dispositions related to discontinued operations                 127            1,792
     Other                                                                        (627)             (15)
                                                                         -------------    -------------
                Net cash provided (used) by investing activities                 7,765           (5,733)
                                                                         -------------    -------------

 Cash flows from financing activities:
     Purchase of treasury shares                                               (24,104)          (4,000)
     Payments on notes payable                                                  (3,124)            (399)
     Payment of debt of discontinued operations                                     --             (324)
     Proceeds from exercise of stock options                                       653            1,616
     Debt issuance costs                                                            --             (240)
                                                                         -------------    -------------
                Net cash used by financing activities                          (26,575)          (3,347)
                                                                         -------------    -------------

 Net increase in cash and cash equivalents                                         817            5,263
 Cash and cash equivalents at beginning of period                               13,744            5,271
                                                                         -------------    -------------

 Cash and cash equivalents at end of period                              $      14,561    $      10,534
                                                                         =============    =============



See accompanying notes.

                            Tyler Technologies, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                  (Tables in thousands, except per share data)

(1)      Basis of Presentation

         We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2003 and December 31, 2002 and operating result amounts are for the three and nine months ended September 30, 2003 and 2002, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2002. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

(2)      Discontinued Operations

         Discontinued operations includes our former information and property records services segment for which our Board of Directors approved a formal plan of disposal in December 2000 and two non-operating subsidiaries related to a formerly owned subsidiary that we sold in December 1995. The business units within the discontinued information and property records services segment were sold in 2000 and 2001. In June 2002, we renegotiated the proceeds from a May 2001 sale transaction and received cash of approximately $800,000 and a subordinated note receivable amounting to $200,000 to fully settle a promissory note and other contingent consideration in connection with the original sale transaction. In August 2003 we received $127,000 to fully settle this promissory note. In June 2002, we also sold the building of a business unit included in the information and property records service segment. Net proceeds from the sale totaled $961,000. In our opinion and based upon information available at this time, we believe that our remaining net liabilities related to discontinued operations are adequate.

         One of our non-operating subsidiaries was involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. See Note 10 - Commitments and Contingencies.

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

         Short-term investments include investments in short-term mutual corporate and municipal bond funds. Interest and dividends earned on these funds are reinvested in the funds. During the three and nine months ended September 30, 2003, we have made investments in the aforementioned funds of $12.6 million and $27.7 million, respectively.

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. At September 30, 2003, we classified these investments in bond funds as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Unrealized gains were $24,000, which is after income taxes of $13,000, for the three and nine months ended September 30, 2003.

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

         Our 5.6 million shares of HTE represented an ownership interest of approximately 35%. Under GAAP a 20% investment in the voting stock of another company creates the presumption that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. As disclosed in our previous filings, Tyler's management concluded that no such influence existed. Thus, we accounted for our investment in HTE pursuant to the provisions of SFAS No. 115 and our investment in HTE was previously classified as an available-for-sale security. As of December 31, 2002, we had an unrealized holding gain of $11.4 million ($7.4 million after income tax of $4.0 million), which was included as a component of other comprehensive income.

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


         During the nine months ended September 30, 2003, we also repurchased 912,800 shares of our common stock for an aggregate purchase price of $3.5 million. We currently have authorization from our Board of Directors to repurchase up to 1.98 million additional shares of Tyler common stock.


         In August 2003, Sanders Morris Harris Inc. (SMH) exercised its warrant to purchase 333,380 shares of our common stock. The exercise price per share was $3.60 payable either in cash or by the surrender of shares subject to the warrant with a value equal to the aggregate exercise price as determined by the market price of our stock on the date of exercise. On August 27, 2003, SMH exercised the full amount of the warrant by way of cashless exercise and was issued, on a net basis, 145,413 shares of our common stock from our treasury.

(6)      Income Tax Provision

         For the three and nine months ended September 30, 2003, we had an income tax provision of $2.0 million and $11.0 million, respectively. The income tax provision for the nine months ended September 30, 2003, included $7.0 million (after utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) related to the realized gain from the sale of our investment in HTE. See Note 4 - Investment in H.T.E., Inc. We had an effective income tax rate of 38.5% and 32.7% for the three months and nine months ended September 30, 2003, respectively, compared to an effective income tax rate of 40.5% and 39.7% for the three and nine months ended September 30, 2002. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

(7)      Earnings Per Share

         The following table details the reconciliation of basic earnings per share to diluted earnings per share:

                                                                       Three months ended         Nine months ended
                                                                          September 30,             September 30,
                                                                     -----------------------   -----------------------
                                                                        2003         2002         2003         2002
                                                                     ----------   ----------   ----------   ----------
Numerator for basic and diluted earnings per share:

    Net income ...................................................   $    3,233   $    1,739   $   22,510   $    3,591
                                                                     ==========   ==========   ==========   ==========

Denominator:

Weighted-average basic common shares outstanding .................       40,464       47,173       43,078       47,401

    Assumed conversion of dilutive securities:
      Employee stock options .....................................        1,576        1,290        1,251        1,430
      Warrants ...................................................        1,141          909          889        1,002
                                                                     ----------   ----------   ----------   ----------
Potentially dilutive common shares ...............................        2,717        2,199        2,140        2,432
                                                                     ----------   ----------   ----------   ----------

Weighted-average common shares outstanding, assuming full dilution
                                                                         43,181       49,372       45,218       49,833
                                                                     ==========   ==========   ==========   ==========


Basic earnings per share .........................................   $     0.08   $     0.04   $     0.52   $     0.08
                                                                     ==========   ==========   ==========   ==========

Diluted earnings per share .......................................   $     0.07   $     0.04   $     0.50   $     0.07
                                                                     ==========   ==========   ==========   ==========


(8)      Stock Compensation

         In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we elected to account for our stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended and related interpretations including FIN 44 (FASB Interpretation No. 44), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in June 2000. In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued to amend SFAS No. 123. This statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Accordingly, under APB No. 25's intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award's intrinsic value - the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore we have not recorded any compensation expense related to grants of stock options.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

                                                                   Three months ended              Nine months ended
                                                                      September 30,                  September 30,
                                                              -----------------------------   -----------------------------
                                                                  2003            2002            2003            2002
                                                              -------------   -------------   -------------   -------------
Net income ................................................   $       3,233   $       1,739   $      22,510   $       3,591
Add stock-based employee compensation cost included
   in net income, net of related tax benefit ..............              --              --              --              --
Deduct total stock-based employee compensation
   expense determined under fair-value-based method
   for all rewards, net of related tax benefit ............             581             562           1,514           1,550
                                                              -------------   -------------   -------------   -------------

Pro forma net income ......................................   $       2,652   $       1,177   $      20,996   $       2,041
                                                              =============   =============   =============   =============
Pro forma net income per basic share ......................   $        0.07   $        0.02   $        0.49   $        0.04
                                                              =============   =============   =============   =============
Pro forma net income per diluted share ....................   $        0.06   $        0.02   $        0.46   $        0.04
                                                              =============   =============   =============   =============

(9)      Comprehensive Income

         The components of comprehensive income (loss) are as follows:

                                                                                    Three months ended      Nine months ended
                                                                                       September 30,          September 30,
                                                                                    -------------------    --------------------
                                                                                      2003       2002        2003        2002
                                                                                    --------   --------    --------    --------
Net income ......................................................................   $  3,233   $  1,739    $ 22,510    $  3,591
Other comprehensive income:
Change in fair value of short-term investments
     (net of deferred tax expense of $13) .......................................         24         --          24          --
  Reclassification adjustment for unrealized gain related to investment in
     H.T.E., Inc. (net of deferred tax expense of $3,995) .......................         --         --      (7,418)         --
  Change in fair value of investment in H.T.E., Inc. (net of deferred tax benefit of $2,222 for the three months ended September 30, 2002 and deferred tax
     expense of  $1,556 for the nine months ended September 30, 2002) ...........         --     (4,127)         --       7,435
                                                                                    --------   --------    --------    --------
Total comprehensive income (loss) ...............................................   $  3,257   $ (2,388)   $ 15,116    $ 11,026
                                                                                    ========   ========    ========    ========


(10)     Commitments and Contingencies

         One of our non-operating subsidiaries, Swan Transportation Company ("Swan"), has been and is currently involved in various claims raised by hundreds of former employees of a foundry that was once owned by an affiliate of Swan and Tyler. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts during the plaintiff's employment at the foundry. We sold the operating assets of the foundry on December 1, 1995. As a non-operating subsidiary of Tyler, the assets of Swan consist primarily of various insurance policies issued to Swan during the relevant time periods and restricted cash of $330,000 at September 30, 2003. Swan tendered the defense and indemnity obligations arising from these claims to its insurance carriers, who, prior to December 20, 2001, entered into settlement agreements with approximately 275 of the plaintiffs, each of whom agreed to release Swan, Tyler, and its subsidiaries and affiliates from all such claims in exchange for payments made by the insurance carriers.

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

         The confirmation order for the plan of reorganization was signed by the bankruptcy court and district court judges and entered by the United States Bankruptcy Court for the District of Delaware on July 22, 2003. The confirmation order discharges, releases, and extinguishes all of the foundry-related obligations and liabilities of Tyler, Swan, their affected affiliates, and the insurers participating in the funding of the trust. Further, the confirmation order includes the issuance of injunctions that channel all present and future foundry-related claims into the trust and forever bar any such claims from being asserted, either now or in the future, against Swan, Tyler, their affected affiliates, and the participating insurers. In order to receive the benefits described above, we have agreed, among other things, to transfer all of the capital stock of Swan to the trust (net assets of Swan at September 30, 2003 were $309,000) so that the trust can directly pursue claims against insurers who have not participated in the funding of the trust. The original confirmation order required us to contribute $1.5 million in cash to the trust, payable as follows:
         $750,000 within ten days of the confirmation order becoming a final order; $500,000 on the first anniversary date that the confirmation order became a final order; and $250,000 on the second anniversary date that the confirmation order became a final order. In the third quarter of 2003 we reached an agreement with the creditors' committee to revise the funding arrangement and satisfy our funding obligations to the trust with a lump sum payment of $1.48 million in cash to the trust, which is due within ten days of the confirmation order becoming a final order. The confirmation order became final on August 21, 2003; however, the creditors' committee has requested that all parties delay funding of the trust until such time as it receives a favorable ruling from the IRS that the trust is a qualified settlement fund, which is expected to occur during the fourth quarter of 2003. Accordingly, we expect to transfer the stock of Swan and make our cash contribution to the trust during the fourth quarter of 2003.

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


         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted in the quarter ended June 30, 2003 and it did not have any impact on our financial position or results of our operations.

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

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (GAAP) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2002 regarding expanded information about our critical accounting policies and estimates.

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


                                                  Three months ended September 30,          Nine months ended September 30,
                                                ------------------------------------     -----------------------------------
                                                                               %                                        %
                                                  2003         2002         Change         2003          2002        Change
                                                ---------    ---------     ---------     ---------     ---------   ---------
 Revenues:
   Software licenses                            $   8,400    $   6,469            30 %   $  20,017     $  17,047          17 %
   Software services                                9,191        7,064            30        26,438        17,888          48
   Maintenance                                     11,704       10,204            15        34,337        29,788          15
   Appraisal services                               7,440        9,309           (20)       21,547        28,080         (23)
   Hardware and other                               1,139        1,928           (41)        3,995         4,698         (15)
                                                ---------    ---------                   ---------     ---------
 Total revenues                                    37,874       34,974             8       106,334        97,501           9

 Cost of revenues:
   Software licenses                                2,041        1,349            51         5,104         3,812          34
   Software services and maintenance               14,090       13,161             7        41,937        36,912          14
   Appraisal services                               5,422        6,637           (18)       15,309        19,299         (21)
   Hardware and other                                 851        1,515           (44)        3,007         3,724         (19)
                                                ---------    ---------                   ---------     ---------
 Total cost of revenues                            22,404       22,662            (1)       65,357        63,747           3
       % of revenues                                 59.2%        64.8%                       61.5%         65.4%

 Gross profit                                      15,470       12,312            26        40,977        33,754          21
       % of revenues                                 40.8%        35.2%                       38.5%         34.6%

 Selling, general and administrative expenses       9,678        8,181            18        28,840        24,672          17
       % of revenues                                 25.6%        23.4%                       27.1%         25.3%

 Amortization of acquisition intangibles              680          832           (18)        2,190         2,497         (12)
                                                ---------    ---------                   ---------     ---------
 Operating income                                   5,112        3,299            55         9,947         6,585          51

 Realized gain on sale of investment
    in H.T.E., Inc.                                    --           --                      23,233            --
 Legal fees associated with investment
    in H.T.E., Inc.                                    --         (365)                         --          (650)
 Interest income (expense)                            141          (12)                        287            20
                                                ---------    ---------                   ---------     ---------
 Income before income tax provision                 5,253        2,922                      33,467         5,955

 Income tax provision                               2,020        1,183                      10,957         2,364
                                                ---------    ---------                   ---------     ---------
       Effective income tax rate                     38.5%        40.5%                       32.7%         39.7%

 Net income                                     $   3,233    $   1,739                   $  22,510     $   3,591
                                                =========    =========                   =========     =========
 Diluted earnings per share                     $    0.07    $    0.04                   $    0.50     $    0.07
                                                =========    =========                   =========     =========
 Cash flows provided by operating activities    $  13,876    $   7,448                   $  19,627     $  14,343

 Cash, cash equivalents and
   short-term investments at September 30                                                $  39,262     $  10,534

 Capital expenditures:
      Software development costs                $   1,767    $   1,931                   $   5,217     $   5,493
      Property and equipment                    $     414    $     545                   $   1,237     $   2,017

         REVENUES

         The following table compares the components of revenue as a percent of total revenues for the periods presented:


                       Three months ended September 30,      Nine months ended September 30,
                      ----------------------------------    ----------------------------------
                             2003            2002                 2003            2002
                      ---------------    ---------------    ---------------    ---------------
 Software licenses               22.2%              18.5%              18.8%              17.5%
 Software services               24.3%              20.2%              24.9%              18.3%
 Maintenance                     30.9%              29.2%              32.3%              30.6%
 Appraisal services              19.6%              26.6%              20.3%              28.8%
 Hardware and other               3.0%               5.5%               3.7%               4.8%
                      ---------------    ---------------    ---------------    ---------------

                                100.0%             100.0%             100.0%             100.0%
                      ===============    ===============    ===============    ===============

         Software license revenues. Software license revenues increased $1.9 million, or 30% for the three months ended September 30, 2003, compared to the same period last year. In addition, the third quarter of 2003 was the eighth consecutive quarter in which our software license revenues increased compared to the same period in the prior year. Software license revenues increased $3.0 million, or 17%, for the nine months ended September 30, 2003, compared to the same period last year. Third quarter and year-to-date software license revenues benefited by the successful first phase installation of our new Odyssey Case Management system ("Odyssey Courts") in the State of Minnesota and Lee County, Florida. Software license revenue from these two contracts totaled $3.4 million for the three and nine months ended September 30, 2003 compared to none in the prior year periods.


         In addition, our financial and city solutions products provided approximately $400,000 and $700,000 of our software license revenue increases for the quarter and year-to-date periods, respectively. We increased revenues from our financial and city solutions products by increasing sales and implementation staff and releasing a new version of one of our county tax products for customers in the Midwest. Increases in our Odyssey Courts and financial and city solutions products were offset by a decline in property appraisal and tax software license revenues of $1.2 million for the quarter and $900,000 for the year-to-date period. Most of this decline related to one large property appraisal and tax software installation in the third quarter of 2002. Our property appraisal and tax software license volume varies from period to period depending on the special needs and timing of our customers. Local government taxing entities normally reappraise real properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. While some of these taxing jurisdictions contract with our property appraisal and tax division to perform these reappraisals, it is not always necessary for the customer to purchase new software in order to process the appraisals. In some cases, a customer may simply add smaller appraisal software modules to enhance the functionality of its existing software.

         Software services revenues. For the three months ended September 30, 2003, software services revenues increased $2.1 million, or 30%, compared to the same period in 2002. For the nine months ended September 30, 2003, software services revenue increased $8.6 million, or 48%, compared to the same period in 2002. Higher software services revenues were attributable to the following factors:

         o Services related to implementation of Odyssey Courts, our new courts and justice product. The following table contains a summary of revenue recognized from our Odyssey Courts contracts:


                    Three months ended        Nine months ended          Total
                      September 30,              September 30,          software           Software
                 -----------------------   -----------------------      services      services revenues
                    2003         2002         2003         2002       per contracts   recognized to date
                 ----------   ----------   ----------   ----------   ---------------  ------------------
Odyssey Courts   $      700   $      600   $    2,700   $      600   $         7,400  $            4,600


                  The $7.4 million total contract amount for Odyssey Courts includes approximately $1.1 million of software services that are at the discretion of the customer but we currently expect the customer to exercise this option.



         o Software services related to the increase in software contracts signed in late 2002 and in the first half of 2003. Typically, contracts for software licenses include services such as installation of the software, converting the customers' data to be compatible with the software and training customer personnel to use the software. Increased training staff has also allowed for faster implementation of our backlog. Services related to financial and city solutions software and property appraisal and tax software each contributed approximately 40% and 33% of the quarter and year-to-date increases, respectively.


Maintenance revenues. Maintenance revenues for the quarter ended September 30, 2003 increased $1.5 million, or 15%, compared to the prior year quarter. Maintenance revenues for the nine months ended September 30, 2003, increased $4.5 million, or 15%, compared to the nine months ended September 30, 2002. We provide maintenance and support services for our software products and third party software. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates on certain product lines.

Appraisal services revenues. For the three and nine months ended September 30, 2003, appraisal services revenues decreased $1.9 million, or 20%, and $6.5 million, or 23%, respectively, compared to the same periods of 2002. The decrease is related to the completion and progression of several major appraisal contracts. During the nine months ended September 30, 2003, we signed a new six year contract to provide Nassau County, New York Board of Assessors (Nassau County Extension) with updated property assessments and additional property appraisal and tax software. The following table contains the appraisal services revenues for significant contracts for the periods presented:


                                    Appraisal revenue recorded
                         -----------------------------------------------------
                             Three months ended          Nine months ended        Total         Appraisal
                               September 30,               September 30,        appraisal       revenues
                         -------------------------   -------------------------   revenues       recognized        Contract
                            2003          2002          2003          2002      per contract     to date       completion date
                         -----------   -----------   -----------   -----------   -----------   -----------   ---------------------
Nassau County, New York
Board of Assessors       $        --   $     3,500   $       300   $     9,500   $    29,500   $    29,500   First quarter 2003
Lake County, Indiana           1,600         2,200         6,200         5,200        15,300        15,200   Estimated late 2003
Indiana Revaluations             100         1,000         1,000         4,100        10,700        10,400   Estimated late 2003
Nassau County Extension        1,500            --         3,100            --        25,300         3,100   Estimated fiscal 2009
Franklin County, Ohio          1,100            --         1,300            --         9,100         1,300   Estimated mid-2005

         COST OF REVENUES

         Cost of software license revenues. For the three and nine months ended September 30, 2003, cost of software license revenues increased $692,000, or 51%, and $1.3 million, or 34%, respectively, compared to the same prior year periods. During the third quarter, we commenced amortizing the software development costs of our Odyssey Courts product, as it was complete and ready for general release to the public. Once a product is released, we begin to expense the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product's estimated life. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs. Odyssey Courts amortization is calculated using the straight-line method of amortization over an estimated five-year useful life. However, we allocate the annual straight-line amortization expense within the year using the revenue-based amortization method, which is based on the percentage of current quarter software revenues for Odyssey Courts to the estimated annual software revenues for Odyssey Courts. In accordance with the revenue-based method of amortization we are not allowed to record less than the straight-line method on a cumulative basis within the year. Since we estimate all 2003 Odyssey Courts software license revenue to be recorded in the third quarter of 2003 we also recorded the related amortization expense of approximately $559,000 in the third quarter for the period September 1, 2003 (general release date) through December 31, 2003. We do not anticipate recording any additional Odyssey software license revenue in the fourth quarter of 2003. In addition, during 2002, we had several products in the development stage, which were released late 2002 and early 2003 and contributed to the increase in amortization expense.

         Cost of software services and maintenance revenues. For the three months and nine months ended September 30, 2003, cost of software services and maintenance revenues increased $929,000, or 7%, and $5.0 million, or 14%, respectively, compared to the same periods of 2002. These increases are consistent with the higher software services and maintenance revenues for the same periods, although software services and maintenance revenues grew at a more rapid rate than the cost of those revenues, which is reflective of more efficient utilization of our support and maintenance staff and economies of scale. As a percentage of related revenues, cost of software services and maintenance was 67% for the third quarter of 2003 compared to 76% for the third quarter of 2002. Cost of software services and maintenance was 69% of related revenues for the nine months ended September 30, 2003, compared to 77% for the same period of 2002.

         Cost of appraisal services revenues. Costs of appraisal services revenues decreased $1.2 million, or 18%, for the three months ended September 30, 2003, compared to the same prior year period. For the nine months ended September 30, 2003, cost of appraisal services revenues decreased $4.0 million, or 21%, compared to the same period in 2002. The decrease is consistent with the decrease in appraisal services revenues, which declined 20% and 23% for the three and nine months ended September 30, 2003, respectively. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects' completion. As a percentage of related revenues, cost of appraisal services was 73% and 71% for the three and nine months ended September 30, 2003 compared to 71% and 69% for the same periods of 2002.

         GROSS MARGIN

         For the three and nine months ended September 30, 2003, our overall gross margin increased to 41% and 39%, respectively, from 35% for the same periods of 2002. This increase is mainly due to higher software license revenues as a proportion of total revenues. Software license revenue inherently has higher gross margins than other revenues such as professional services and hardware. In addition, our overall gross margin improved over the prior year periods due to higher software services and maintenance revenues without a corresponding increase in related personnel costs reflecting a more efficient utilization of our support and maintenance staff and economies of scale.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses, or SG&A, increased $1.5 million, or 18%, and $4.2 million, or 17%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. For the three months ended September 30, 2003, SG&A as a percent of revenue increased to 26% from 23% for the same prior year period. SG&A as a percent of revenue increased to 27% from 25% for the nine months ended September 30, 2003, compared to the same prior year period. SG&A in the third quarter of 2003 includes increased bonus expense for key management personnel as a result of our improved operating performance. Commission expense was also higher than the prior year periods due to increased revenues. In addition, annual salary adjustments, bonuses related to installation of Odyssey Courts, additional advertising and marketing expenses and higher research and development costs contributed to higher SG&A.

         AMORTIZATION OF ACQUISITION INTANGIBLES

         For the three and nine months ended September 30, 2003, amortization of acquisition intangibles was approximately $680,000 and $2.2 million, respectively, compared to $832,000 and $2.5 million for the same periods in 2002. The decrease in amortization from the prior year is related to certain of our acquisition intangibles becoming fully amortized during the first nine months of 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software and customer base, with the remainder allocated to goodwill that is not subject to amortization. The estimated useful lives of acquired software and customer base are 5 years and 20 to 25 years, respectively.

         REALIZED GAIN ON SALE OF INVESTMENT IN H.T.E., INC.

         On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. ("HTE") common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million for the nine months ended September 30, 2003). See Note 4 in the Notes to the Condensed Consolidated Financial Statements.

         LEGAL FEES ASSOCIATED WITH INVESTMENT IN H.T.E., INC.

         During the three and nine months ended September 30, 2002, we incurred approximately $365,000 and $650,000, respectively, of legal and other costs associated with legal matters concerning various tort claims HTE alleged against us and HTE's attempted redemption of our 5.6 million shares for $1.30 per share. In September 2002, HTE released us from all tort claims and a court declared HTE's reported redemption of our shares was invalid. In March 2003, we sold for cash our entire investment in HTE for $7.00 per share.

         INTEREST INCOME (EXPENSE)


         For the three months ended September 30, 2003, we had net interest income of $141,000, compared to net interest expense of $12,000 for same period of 2002. For the nine months ended September 30, 2003 and September 30, 2002 we had net interest income of $287,000, and $20,000, respectively. The increase in interest income is related to higher invested cash balances, including $39.3 million in cash received upon the sale of our investment in HTE in late March 2003, as well as cash generated from operations. The cash received from the sale of HTE was offset by payments totaling $24.1 million for repurchase of our common stock in a modified Dutch Auction in May 2003 and on the open market throughout 2003.


         INCOME TAX PROVISION

         For the three months ended September 30, 2003, we had an income tax provision of $2.0 million. For the nine months ended September 30, 2003, we had an income tax provision of $11.0 million, which included $7.0 million (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) relating to the realized gain from the sale of our investment in HTE. We had an effective income tax rate of 38.5% for the three months ended September 30, 2003 compared to an effective income tax rate of 40.5% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, we had an effective income tax rate of 38.5% (excluding the effect of the HTE gain) compared to an effective rate of 39.7% for the same prior year period. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

         NET INCOME

         Net income was $3.2 million in the three months ended September 30, 2003, compared to $1.7 million for the three months ended September 30, 2002. Net income was $22.5 million in the nine months ended September 30, 2003, including a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE. This compares to net income of $3.6 million in the nine months ended September 30, 2002. For the third quarter of 2003, diluted earnings per share was $0.07 compared to $0.04 for the third quarter of 2002. For the nine months ended September 30, 2003 and 2002, diluted earnings per share was $0.50 and $0.07, respectively. Diluted earnings per share for the nine months ended September 30, 2003 included $0.36 per share related to our net realized gain on the sale of our investment in HTE, after income taxes. During the three and nine months, diluted earnings per share was positively impacted by the repurchase of our shares of common stock on the open market and through our modified Dutch Auction tender offer.

         FINANCIAL CONDITION AND LIQUIDITY

         As of September 30, 2003, our balance in cash and cash equivalents was $14.6 million and we had short-term investments of $24.7 million, compared to a cash balance of $13.7 million at December 31, 2002. Cash and short-term investments increased primarily due to the $39.3 million cash received in March 2003 as consideration in connection with the transaction to sell our 5.6 million shares of HTE common stock to SunGard Data Systems Inc. In addition, we have experienced strong collections of our trade receivables, specifically the collection of annual maintenance contract billings. A significant portion of our financial and city solutions annual maintenance contracts are billed in June and collected in the third quarter. At September 30, 2003, our days sales outstanding ("DSOs") (accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days) were 71 compared to DSOs of 84 at September 30, 2002.

         On March 5, 2002, we entered into a $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, the credit agreement contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of September 30, 2003, we are in compliance with those covenants.


         As of September 30, 2003, our bank has issued outstanding letters of credit totaling $7.5 million under our credit agreement to secure performance bonds required by some of our customer contracts. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and was reduced by the letters of credit at September 30, 2003. At September 30, 2003, we had no outstanding bank borrowings under the credit agreement and after consideration of our letters of credit we had an available borrowing base of $2.3 million.



         In May 2003, we completed a modified "Dutch Auction" tender offer whereby we purchased 5.1 million shares of our common stock at a cash purchase price of $4.00 per share and incurred estimated transaction costs of approximately $150,000, for a total cost of $20.6 million. In addition, during the nine months ended September 30, 2003, we repurchased in the open market 912,800 shares for an aggregate purchase price of $3.5 million. We currently have authorization from our Board of Directors to repurchase up to 1.98 million shares of Tyler common stock. During the third quarter of 2003, we repurchased approximately 37,600 shares of our common stock.


         During the three and nine months ended September 30, 2003, we purchased $12.6 million and $27.7 million, respectively, of short-term investments. The investments are principally low-risk funds that consist primarily of short-term mutual corporate and municipal bond funds. During the second quarter of 2003, we sold $3.0 million of our short-term investments.

         In August 2003, we received $127,000 to fully settle a promissory note. The promissory note was received as consideration for the disposition of a subsidiary in May 2001 that was included in our discontinued information and property records services segment.

         On March 28, 2003, we retired an outstanding $2.5 million 10% promissory note payable. The note was due in January 2005 and paid interest quarterly.

         In June 2003, we made an estimated federal income tax payment in the amount of $5.0 million. The payment was made primarily due to the $23.2 million realized gain on the sale of our investment in HTE common stock, and also because of the increase in our estimated taxable income for the tax year ending December 31, 2003.

         During the nine months ended September 30, 2003, we received $653,000 from the exercise of options to purchase 339,500 shares of our common stock under our employee stock option plan.

         At September 30, 2003, our capitalization consisted entirely of $110.4 million of shareholders' equity, since we have no long-term debt outstanding at September 30, 2003.


         During the first nine months of 2003, we made capital expenditures of $6.4 million, including $5.2 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded from cash generated from operations. For the remainder of 2003 we anticipate capital spending will be approximately $2.6 million.


         As part of the plan of reorganization of Swan Transportation Company, one of our non-operating subsidiaries, we had agreed to contribute approximately $1.5 million over the next three years to a trust that was set up as a part of the reorganization. In the third quarter of 2003 we reached an agreement to revise the funding arrangement to fully satisfy our funding obligations with a lump sum payment of $1.48 million in cash. We expect to make the payment during the fourth quarter of 2003. See Note 10 in the Notes to the Condensed Consolidated Financial Statements.

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


Item 4. Evaluation of Disclosure Controls and Procedures


        Based on their evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") believe, based on an evaluation performed under the supervision and with the participation of management, including our CEO and CFO, that the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to Tyler Technologies, Inc. is made known to them by others within our Company during the period in which this Report on Form 10-Q was being prepared. There have been no material changes in our internal controls over financial reporting that occurred during the period covered by the quarterly report which materially affected, or would be reasonably likely to affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For a discussion of legal proceedings see Part I, Item 1. "Financial Statements - Notes to Condensed Consolidated Financial Statements - "Commitments and Contingencies" on page 7 of this document.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibit 31.1          Certifications Pursuant to Section 302 of
                                    the Sarbanes-Oxley Act of 2002

              Exhibit 32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K filed during the three months ended September 30, 2003:


    Form 8-K                       Item
   Report Date                    Reported                              Exhibits Filed
   -----------                    --------                              --------------
     8/1/03                          5                                  News release issued by Tyler Technologies,
                                                                        Inc. dated August 1, 2003 announcing our
                                                                        operating results for the three and six
                                                                        months ended June 30, 2003

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



Date: October 28, 2003