Form 10-K
period 2003-12-31
TYLER TECHNOLOGIES INC
filed 2004-02-27
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10485

TYLER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2303920
(State or other jurisdiction	(I.R.S. employer
of incorporation or	identification no.)
organization)

5949 Sherry Lane, Suite 1400	75225
Dallas, Texas	(Zip code)
(Address of principal
executive offices)

Registrant’s telephone number, including area code: (972) 713-3700

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES ☑     NO ☐

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES ☑     NO ☐

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). YES ☑     NO ☐

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $358,119,000 BASED ON THE REPORTED LAST SALE PRICE OF COMMON STOCK ON JUNE 30, 2003, WHICH IS THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.

     THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON FEBRUARY 20, 2004 WAS 41,469,706.

DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 6, 2004.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software products and services to address the information technology (“IT”) needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide outsourced hosting for some of our applications at one of our data centers through an applications service provider (“ASP”) arrangement. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

Tyler was founded in 1966. Prior to early 1998, we operated as a diversified industrial conglomerate, with diversified operations in various industrial, retail and distribution businesses, all of which have been sold. In 1997, we embarked on a multi-phase growth plan focused on serving the specialized information management needs of local governments nationwide. In 1998 and 1999, we made a series of strategic acquisitions of companies in the local government IT market.

In addition to our continuing operations in the software and services business described above, we also operated from 1998 through 2000 a business segment focused on providing outsourced property records management for local governments and reselling related data. In late 2000, we decided to dispose of the information and property records services segment in order to strengthen our balance sheet and allow us to focus our resources on the segment of business that we believe offers the greatest growth and profit opportunities. We expect to continue to capitalize on these opportunities by leveraging our large national client base, our long-term relationships with local government customers, and our deep domain expertise in local government operations through the development of state-of-the-art technologies and new nationally branded applications solutions. We began in 2000 and are continuing to develop a new generation of software products some of which are based on n-tier architecture, SQL-compliant databases, browser compatibility and component-based technology.

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

Traditionally, local government bodies and agencies performed state-mandated duties, including property assessment, record keeping, road maintenance, law enforcement, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting local governments, each of which demands a service response. These areas include criminal justice and corrections, administration and finance, public safety, health and human services, and public works. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these local government units. In addition, constituents of local governments are increasingly demanding improved service and better access to information from public entities. As a result, local governments recognize the increasing value of information management systems and services to, among other things, improve revenue collection, provide increased access to information, and streamline delivery of services to their constituents. Local government bodies are now recognizing that “e-government” is an additional responsibility for community development. From integrated tax systems to integrated civil and criminal justice information systems, many counties and cities have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies or government offices to share data and provide a more comprehensive approach to information management. Many city and county governmental agencies also have unique individual information management requirements, which must be tailored to the specific functions of each particular office.

Many local governments also have difficulties attracting and retaining the staff necessary to support their IT functions. As a result, they seek to establish long-term relationships with reliable providers of high quality IT products and services such as Tyler.

Although local governments generally face budgetary constraints in their operations, their primary revenue source is property tax, which tends to be a relatively stable source of revenue. In addition, the acquisition of new technology typically enables local government to operate more efficiently, and often provides a measurable return on investment that justifies the purchase of software and related services.

Gartner Dataquest currently estimates that state and local government spending for information technology products and services will grow from $41.4 billion in 2003 to $47.5 billion in 2006. The external services and software segments of the market, in which we are primarily focused, are expected to be the most rapidly growing areas of the local government IT market.

PRODUCTS AND SERVICES

We provide a comprehensive and flexible suite of products and services that address the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from four primary sources:

•	software licensing;

•	software services;

•	appraisal services; and

•	maintenance and support.

We design, develop and market a broad range of software products to serve mission-critical “back-office” functions of local governments. Our software applications are designed primarily for use on hardware supporting UNIX/NT operating systems. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software products and services are generally grouped in four major areas:

•	financial and city solutions;

•	justice and courts;

•	property appraisal and tax; and

•	document management.

Each of our core software systems consists of several fully integrated application modules. For customers who acquire the software for use in-house, we generally license our systems under standard license agreements which provide the customer with a fully-paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financials and property appraisal, we offer multiple solutions designed to meet the needs of different sized governments.

We also offer certain software products on an outsourced basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, we either host the applications and data at one of our data centers, or maintain the hardware and software at the client’s site. Customers typically pay monthly fees under multi-year contracts for these services.

Historically we have had a higher concentration of sales and revenues in the second half of our fiscal year due to governmental budget and spending tendencies.

A description of our suite of products and services follows:

Software Licensing

Financial and City Solutions

Our Financial and City Solutions products include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial systems include modules for general ledger, budget preparation, fixed assets, purchasing, accounts payable, investment management, payroll and human resources. All of our financial systems are intended to conform to government auditing and financial reporting requirements and generally accepted accounting principles.

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

Justice and Courts

We offer a complete, integrated suite of products designed to automate, track and manage the law enforcement and judicial process, from the initiation of incidents in computer-aided dispatch/emergency 911 systems through the process of arrest, court appearances and final disposition to probation. These applications may be installed on a stand-alone basis or integrated with our other products to eliminate duplicate entries and improve efficiency.

Our Web-enabled court systems are designed to automate the tracking and management of information involved in criminal and civil court cases, including municipal, family and probate courts. These applications track the status of criminal and civil cases, process fines and fees and generate the specialized judgment and sentencing documents, citations, notices and forms required in court proceedings. Additional judicial applications automate the management of court calendars, coordinate judge’s schedules, generate court dockets, manage justice of the peace processes and automate district attorney and prosecutor functions. Related products include jury selection, “hot” check processing, and adult and juvenile probation management applications. Our courtroom technologies allow judges to review cases, calendars, and to scan documents and mug shots using a Web browser. Additionally, document-imaging options include the ability to scan, store, retrieve and archive a variety of criminal and civil case-related documents.

Our law enforcement systems automate police and sheriff functions from dispatch and records management through booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data. The systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, and automation of statistics and state and federal reporting. Our computer-aided dispatch/emergency E-911 system tracks calls and the availability of emergency response vehicles, interfaces with local and state searches, and generally assists dispatchers in processing emergency situations. The law enforcement and jail management systems are fully integrated with the suite of court products that manages the judicial process.

Our court and law enforcement systems allow the public to access, via the Internet, a variety of information, including criminal and civil court records, jail booking and release information, bond and bondsmen information, and court calendars and dockets. In addition, our systems allow cities and counties to accept payments for traffic and parking tickets over the Internet, with a seamless and automatic interface to back-office justice and financial systems.

In 2002 we introduced Odyssey, an all-new unified court case management system which became available for general release in the third quarter of 2003. Odyssey uses enhanced Web-browser concepts to render a unique user interface. It incorporates the latest technology — XML, n-tier architecture, component-based design, and an ultra-thin client footprint — to maximize the value of a court’s investment in new software. We believe that some of Odyssey’s design concepts, including embedded imaging functionality, COM+ objects to enable local customization, and an architecture that enables multiple deployment options, are unique in the court automation marketplace. Odyssey is the first of our new generation of n-tier, browser-based products and our initial marketing efforts for the new court case management system have been focused on states, large cities and counties.

Property Appraisal and Tax

We provide systems and software that automate the appraisal and assessment of real and personal property, including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing, and electronic state-level reporting. These systems are image- and video-enabled to facilitate the storage of and access to the many property-related documents and for the online storage of digital photographs of properties for use in defending values in protest situations. Other related tax applications are available for agencies that bill and collect taxes, including cities, counties, school tax offices, and special taxing and collection agencies. These systems support billing, collections, lock box operations, mortgage company electronic payments, and various reporting requirements.

We have also developed a new appraisal system, Orion, based on the same technology platform that we used for Odyssey. We expect that Orion, which will replace several UNIX based products, will be available for general release in early 2004.

Document Management

We offer a number of specialized applications designed to help county governments enhance and automate courthouse operations. These systems record and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates).

Software Services

We provide a variety of professional IT services to customers who utilize our software products. Many of our customers contract with us for installation, training, and data conversion services in connection with their purchase of software products. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an installation team travels to the customer’s facility to ensure the smooth transfer of data to the new system. Installation fees are charged separately to customers on either a fixed-fee or hourly charge basis, depending on the contract, with full pass-through to customers of travel and other out-of-pocket expenses.

Both in connection with the installation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training can be provided in our training centers, onsite at customers’ locations, or at meetings and conferences, and can be customized to meet customers’ requirements. The vast majority of our customers contract with us for training services, both to improve their employees’ proficiency and productivity and to fully utilize the functionality of our systems. Training services are generally billed on an hourly basis, along with travel and other expenses.

Appraisal Services

We are the nation’s largest provider of real property appraisal outsourcing services for local government taxing authorities. These services include:

•	the physical inspection of all commercial and residential properties;

•	data collection and processing;

•	sophisticated computer analyses for property valuation;

•	preparation of tax rolls;

•	community education regarding the assessment process; and

•	arbitration between taxpayers and the assessing jurisdiction.

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

Maintenance and Support

Following the implementation of our software systems, we provide ongoing software support services to assist our customers in operating the systems and to periodically update the software. Support is provided over the phone to customers through help desks staffed by our customer support representatives. For more complicated issues, our staff, with the customer’s permission, can log on to customers’ systems remotely. We maintain our customers’ software largely through releases that contain improvements and incremental additions, along with updates necessary because of legislative or regulatory changes.

Virtually all of our software customers contract for maintenance and support from us, which provides a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless we or the customer gives notice of termination prior to expiration. Similar support is provided to our ASP customers, and is included in their monthly overall fees.

STRATEGY

Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:

•	Provide high quality, value-added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•	Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, via the Internet. We believe that the addition of such features enhance the market appeal of our core products. In 2001, we also began offering certain of our software products in an ASP environment, a delivery model that we believe will, over time, have increasing appeal to local governments and will be expanded to include more applications. We have also increased our offerings of consulting and business process reengineering services.

•	Leverage a core technology framework across multiple product development efforts. We have developed a core technology framework upon which we intend to develop a new generation of a number of products. By leveraging the core framework, which is based on an n-tier, browser-based architecture, for the development of multiple products, we believe we can develop new-generation products more efficiently, and at a lower total cost. In addition, utilizing a core framework is also expected to help us bring new products to market more rapidly. By having more products built on a common technology framework, we expect to enhance our cross-selling opportunities and be able to provide maintenance and other services more efficiently.

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, Puerto Rico, and the United Kingdom, not all of our product lines have nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by product in those areas. We also intend to continue to expand our customer base to include larger governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our products, are allowing us to achieve success in selling to larger customers.

•	Expand our existing customer relationships. Our existing customer base of over 6,000 local government offices offers significant opportunities for additional sales of IT products and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenue. In 2003 we had a large recurring revenue base from maintenance and support, with an annual run rate in excess of $47 million. We have historically experienced very low customer turnover (less than 2% annually for our major software business units) and recurring revenues continue to grow as the installed customer base increases. In addition, since the beginning of 2001, we have established a growing recurring revenue stream from ASP hosting and other similar services.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to develop and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same products result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to grow primarily internally, we may from time to time selectively pursue strategic acquisitions that provide us with one or more of the following:

☐ products and services to complement our existing offerings;

☐ entry into new markets related to local governments; and

☐ new customers and/or geographic expansion.

When considering acquisition opportunities, we generally focus on companies with strong management teams and employee bases and excellent customer relationships. In December 2003 we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services systems for local governments. Eden had 2003 revenues of approximately $11.8 million. In December 2003, we also acquired certain assets of a business that provides forms software to users of some of our software products. Prior to these acquisitions, our most recent acquisition included in our continuing operations was completed in November 1999.

SALES, MARKETING, AND CUSTOMERS

We market our products and services through direct sales and marketing personnel located throughout the United States. Other in-house marketing staff focuses on add-on sales, professional services and support.

Sales of new systems are typically generated from referrals from other governmental offices or departments within a county or municipality, referrals from other local governments, relationships established between sales representatives and county or local officials, contacts at trade shows, direct mailings, and direct contact from prospects already familiar with us. We are active in numerous national, state, county, and local government associations, and participate in annual meetings, trade shows, and educational events.

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although these agreements can be terminated by either us or the customer, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2003, approximately 32% of our revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the products and services provided by us. Most of these competitors are smaller companies that may be able to offer less expensive solutions than ours. We also compete with national firms, some of which have greater financial and technical resources than us, including PeopleSoft, Inc., Oracle Corporation, Lawson Software, Inc., MAXIMUS, Inc., Affiliated Computer Services, Inc., Tier Technologies, Inc., SunGard Data Systems, Inc. and Manatron, Inc. We also occasionally compete with central internal information service departments of county or local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals.

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

BACKLOG

At December 31, 2003, we estimated our sales backlog was approximately $139.3 million, compared to $89.1 million at December 31, 2002. Our sales backlog at December 31, 2003 included approximately $11.9 million from our acquisition of Eden in December 2003. The backlog represents contracts that have been signed but the products have not been delivered or the services performed as of year-end. Approximately $94.8 million of the backlog is expected to be installed or services are expected to be performed during 2004.

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

EMPLOYEES

At December 31, 2003, we had approximately 1,200 employees. Appraisal outsourcing projects are periodic in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

INTERNET WEBSITE AND AVAILABILITY OF PUBLIC FILINGS

We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of site is http://www.sec.gov.

We also maintain an Internet site, the address of which is www.tylerworks.com. We make available free of charge through this site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our “Code of Business Conduct and Ethics” is also available on our web site. We intend to satisfy the disclosure requirements regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

ITEM 2. PROPERTIES.

We occupy approximately 320,000 square feet of office and warehouse space, 30,000 of which we own. We lease our principal executive office located in Dallas, Texas, as well as other offices, facilities and project offices for our operating companies in California, Colorado, Connecticut, Florida, Georgia, Idaho, Indiana, Iowa, Maine, Massachusetts, Michigan, New York, North Carolina, Ohio, South Dakota, Texas, Washington, and Wisconsin.

ITEM 3. LEGAL PROCEEDINGS.

One of our non-operating subsidiaries, Swan Transportation Company (“Swan”), has been involved in various claims raised by former employees of a foundry that was owned by an affiliate of Swan and Tyler prior to December 1995. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts. On December 20, 2001, Swan filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and on July 22, 2003, the United States Bankruptcy Court for the District of Delaware entered a confirmation order approving a plan of reorganization for Swan. On December 23, 2003, Tyler, in accordance with the terms of the plan of reorganization, transferred the stock of Swan to the Swan Asbestos and Silica Trust (“Trust”), an unaffiliated entity that will oversee the processing and payment of all present and future claims related to the foundry. The Trust is to be principally funded by the insurance carriers of Swan and/or Tyler. Also on December 23, 2003, Tyler paid $1.48 million to the Trust in full and final satisfaction of its obligations under the plan of reorganization. Under the terms of the plan of reorganization, Tyler was released from all liability for claims associated with the once-owned foundry and any claimant is barred from asserting any such claim, either now or in the future, against Tyler and its affected affiliates.

Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2003, we had approximately 2,500 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,500 beneficial owners of our common stock.

The following table sets forth for the calendar periods indicated the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2002:	First Quarter	$5.95	$3.75
	Second Quarter	6.01	3.85
	Third Quarter	5.25	3.05
	Fourth Quarter	4.85	3.80
2003:	First Quarter	$4.40	$3.36
	Second Quarter	4.79	3.46
	Third Quarter	7.45	4.30
	Fourth Quarter	10.15	7.04
2004:	First Quarter (through February 20, 2004)	$11.05	$8.75

We did not pay any cash dividends in 2003 or 2002. Our bank credit agreement contains restrictions on the payment of cash dividends. Also, we intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

The following table summarizes certain information related to our stock option plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2003.

Number of securities remaining
	Number of securities to be issued upon		available for future issuance under
	exercise of outstanding options,	Weighted average exercise	equity compensation plans (excluding
	warrants and rights as of	price of outstanding options,	securities reflected in initial column as
Plan Category	December 31, 2003	warrants and rights	of December 31, 2003)
Equity compensation plans approved by security shareholders:
Stock options	4,629,498	$3.94	168,000
Equity compensation plans not approved by security shareholders	—	—	—

	4,629,498	$3.94	168,000

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA: (1)
Revenues	$145,454	$133,897	$118,816	$93,933	$71,416
Costs and expenses:
Cost of revenues	88,621	85,915	78,797	59,658	37,027
Selling, general and administrative expenses	38,390	33,914	30,830	32,805	29,404
Amortization of acquisition intangibles (2)	2,931	3,329	6,898	6,903	4,966

Operating income (loss)	15,512	10,739	2,291	(5,433)	19
Realized gain on sale of investment in H.T.E., Inc.	23,233	—	—	—	—
Other income (expense), net	339	(698)	(479)	(4,884)	(1,797)

Income (loss) from continuing operations before income taxes	39,084	10,041	1,812	(10,317)	(1,778)
Income tax provision (benefit)	13,106	3,869	1,540	(2,810)	188

Income (loss) from continuing operations	$25,978	$6,172	$272	$(7,507)	$(1,966)

Income (loss) from continuing operations per diluted share	$0.58	$0.12	$0.01	$(0.17)	$(0.05)

Weighted average diluted shares	45,035	49,493	47,984	45,380	39,105
OTHER DATA:
EBITDA (3)	$48,104	$18,557	$13,203	$4,253	$6,130
STATEMENT OF CASH FLOWS DATA:
Cash flows provided (used) by operating activities	$22,535	$19,845	$12,744	$(7,126)	$715
Cash flows (used) provided by investing activities	(590)	(7,974)	(9,706)	65,401	(24,743)
Cash flows (used) provided by financing activities	(25,421)	(3,398)	(5,984)	(52,022)	24,955

	AS OF DECEMBER 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA: (1)
Total assets	$182,252	$169,845	$146,975	$150,712	$243,260
Long-term obligations, less current portion	—	2,550	2,910	7,747	61,530
Shareholders’ equity	117,907	118,656	100,884	96,122	138,904

(1)	For the years 1999 through 2003, results of operations include the results of the continuing companies, from the respective dates we acquired the companies. Selected financial data for 1999 and 2000 has been restated to reflect discontinuation of the information and property records services segment in 2000. See Note 3 in the Notes to the Consolidated Financial Statements.

(2)	Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Under the new standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually. In accordance with the new standard, results of operations for years prior to 2002 are reported under the previous accounting standards for goodwill and intangible assets. Amortization expense net of income taxes, related to goodwill (including assembled workforce subsumed into goodwill) no longer expensed under the new standard was $2,960 in 2001, $2,934 in 2000 and $2,199 in 1999.

(3)	EBITDA consists of income from continuing operations before interest, income taxes, depreciation and amortization. Although EBITDA is not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA is not necessarily an indication of amounts that may be available for us to reinvest or for any other discretionary uses and does not take into account our debt service requirements and other commitments. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. The following reconciles EBITDA to income (loss) from continuing operations for the periods presented:

	FOR THE YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Income (loss) from continuing operations	$25,978	$6,172	$272	$(7,507)	$(1,966)
Amortization of acquisition intangibles	2,931	3,329	6,898	6,903	4,966
Depreciation and amortization (included in cost of revenues and selling, general and administrative expenses)	6,465	5,193	4,014	2,783	1,145
Interest (income) expense, net (included in other income (expense), net)	(376)	(6)	479	4,884	1,797
Income tax provision (benefit)	13,106	3,869	1,540	(2,810)	188

EBITDA (2003 includes $23,233 gross realized gain on sale of investment in H.T.E., Inc.)	$48,104	$18,557	$13,203	$4,253	$6,130

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD — LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled — “Factors That May Affect Our Future Results and Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and other documents we file from time to time with the SEC.

When used in this Annual Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecasts,” “might,” “could” or the negative of such terms and similar expressions are intended to identify forward-looking statements.

OVERVIEW

We provide integrated software systems and related services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.

Our products are generally grouped into four major areas:

•	financial and city solutions;

•	justice and courts;

•	property appraisal and tax; and

•	document management.

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include:

•	Revenues — We derive our revenues from four primary sources: software licenses; software services; appraisal services; and maintenance and support. Because we sell primarily “off-the-shelf” software, increased sales of software products result in incrementally higher gross margins. Thus, the most significant driver to our business is the number and size of our software license business. In addition, new software license sales generally generate future maintenance and support revenues, which we view as a recurring revenue source. We also monitor our customer base and churn since our maintenance and support should increase due to our historically low customer turnover.

•	Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses. We try to improve gross margins by controlling headcount and related costs and to expand our revenue base, especially those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project.

•	Selling, General and Administrative (“SG&A”) Expenses — The primary components of SG&A are administrative and sales personnel salaries and commissions, marketing expense, research and development costs, rent and professional fees. Sales commissions will generally fluctuate with revenues but other administrative expenses tend to grow at a slower rate than revenues. Research and development costs will fluctuate from year-to-year depending on product development activity.

•	Liquidity and Cash Flows — The primary driver of our cash flows is net income. In addition, 2003 cash flow was positively impacted when we sold our investment in H.T.E. Inc., and received $39.3 million in cash proceeds. Uses of non-operating cash include capital investments in software development and property and equipment and the discretionary purchases of treasury stock. In 2003, we purchased 6.0 million shares of our common stock at our aggregate cash purchase price of $24.1 million. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.

•	When considering acquisition opportunities, we generally focus on companies with strong management teams and employee bases and excellent customer relationships. In December 2003 we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services systems for local governments. Eden had 2003 revenues of approximately $11.8 million. In December 2003, we also acquired certain assets of a business that provides forms software to users of some of our software products. Prior to these acquisitions, our most recent acquisition was completed in November 1999.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosure of contingent assets and liabilities. The Notes to the Consolidated Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to intangible assets, bad debts and our service contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” Our revenues are derived from software licenses, appraisal services and postcontract customer support/maintenance, services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable claim. We maintain allowances for doubtful accounts, sales adjustments and estimated cost of product warranties, which are provided at the time the revenue is recognized. Since most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Occasionally, customers may become dissatisfied with the functionality of the software products and/or the quality of the services and request a reduction of the total contract price or similar concession. While we engage in extensive product and service quality assurance programs and processes, our allowances for these contract price reductions may need to be revised in the future. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, management at our corporate offices as well as at our operating companies review on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts, sales adjustments and estimated cost of product warranties may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.

For those minimal number of our software arrangements that include customization of the software, which is considered essential to its functionality, and for substantially all of our real estate appraisal outsourcing projects, we recognize revenue and profit as the work progresses using the percentage-of-completion method and the proportionate performance method of revenue recognition. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee, to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known.

Intangible Assets and Goodwill. Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including software, customer base, trade name and goodwill. In addition, we capitalize software development costs incurred subsequent to the establishment of technological feasibility on a specific software project. Certain of these intangible assets are amortized over their estimated useful lives. All intangible assets with definite and indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of goodwill is generally measured by a comparison of the carrying amount of an asset to its fair value, generally determined by estimated future net cash flows expected to be generated by the asset. Recoverability of other intangible assets is generally measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used, or a significant adverse change in the business climate. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive.

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2003, 2002 and 2001. These results include the results of operations of our acquisition of Eden from the date of its acquisition on December 2, 2003. See Note 2 in the Notes to the Consolidated Financial Statements.

2003 Compared to 2002

     Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenues:

					2003 vs. 2002
		% of		% of
($ in thousands)	2003	Total	2002	Total	$	%
Software licenses	$25,914	18%	$24,278	18%	$1,636	7%
Software services	37,128	25	25,703	19	11,425	44
Maintenance	47,157	32	40,667	30	6,490	16
Appraisal services	30,011	21	37,319	28	(7,308)	(20)
Hardware and other	5,244	4	5,930	5	(686)	(12)

Total revenues	$145,454	100%	$133,897	100%	$11,557	9%

Software licenses. Software license revenues for 2003 benefited from the successful first phase installation of our new Odyssey Case Management system (“Odyssey Courts”) in the State of Minnesota and Lee County, Florida. Software license revenues from these two contracts totaled $3.4 million for the year ended December 31, 2003 compared to none in the prior year. In addition, we increased sales of our financial and city solutions proprietary software products by approximately $200,000 primarily by increasing sales and implementation staff and releasing a new version of one of our county tax products for our customers in the Midwest. Our financial and city solutions software products automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations. However, sales of third-party software licenses relating to our financial and city solutions products declined by approximately $700,000 due to the sales of a one-time upgrade of the graphical user interface on some of our proprietary products in 2002 and decreased emphasis on sale of third-party licenses in 2003. In late 2003, we opened a new financial and city solutions sales office in California in an effort to further penetrate the West Coast market.

We also experienced a decline in our property appraisal and tax software license revenues of approximately $750,000. Most of this decline related to one large property appraisal and tax software installation in the third quarter of 2002. Our property appraisal and tax software license volume varies from period to period depending on the special needs and timing of our customers. Local government taxing entities normally reappraise real properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. While some of these taxing jurisdictions contract with our property appraisal and tax division to perform these reappraisals, it is not always necessary for the customer to purchase new software in order to process the appraisals. In some cases, a customer may simply add smaller appraisal software modules to enhance the functionality of its existing software.

Software services. Higher software services revenues were attributable to the following factors:

•	Services related to implementation of Odyssey Courts. Our new courts and justice product accounted for approximately 13% of the software services increase. The following table contains a summary of revenue recognized from our Odyssey Courts contracts:

	Year ended
	December 31,		Total software	Software
			services	services revenues
($ in thousands)	2003	2002	per contracts	recognized to date
Odyssey Courts	$3,400	$1,900	$7,400	$5,300

The $7.4 million total contract amounts for Odyssey Courts include approximately $1.1 million of software services that are at the option of the customer, which we expect to be exercised.

•	Software services related to the increase in software license contracts signed in late 2002 and in the first half of 2003. Typically, contracts for software license include services such as installation of the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software. Increased training staff has also allowed for faster implementation of our backlog. Services related to property appraisal and tax software and financial and city solutions software each contributed approximately $4.7 million and $3.5 million respectively, of the increase in 2003 over 2002.

Maintenance. We provide maintenance and support services for our software products and third party software. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates on certain product lines.

Appraisal services. The decrease is related to the completion and progression of several major appraisal contracts. During 2003, we signed a new six-year contract to provide Nassau County, New York Board of Assessors (“Nassau County Extension”) with updated property assessments and additional property appraisal and tax software. The following table contains the appraisal services revenues for significant contracts for the periods presented:

	Appraisal revenue recorded
	Year ended December 31,		Total appraisal	Appraisal revenues
			revenues	recognized	Anticipated Contract
($ in thousands)	2003	2002	per contract	to date	completion date
Nassau County, New York Board of Assessors	$300	$12,100	$29,500	$29,500	First quarter 2003
Lake County, Indiana	6,300	8,200	15,300	15,300	Third quarter 2003
Indiana Revaluations	1,000	4,900	10,700	10,500	Estimated mid-2004
Nassau County Extension	5,300	—	25,300	5,300	Estimated fiscal 2009
Franklin County, Ohio	2,700	—	9,100	2,700	Estimated mid-2005

     Cost of Revenues and Gross Margins

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our cost of revenues and gross margins, and those components stated as a percentage of related revenues:

		% of		% of	2003 vs. 2002
		related		related
($ in thousands)	2003	revenues	2002	revenues	$	%
Software licenses	$6,610	26%	$5,482	23%	$1,128	21%
Software services and maintenance	56,892	67	50,175	76	6,717	13
Appraisal services	21,275	71	25,512	68	(4,237)	(17)
Hardware and other	3,844	73	4,746	80	(902)	(19)

Total cost of revenues	$88,621	61%	$85,915	64%	$2,706	3%

Overall gross margin	39%		36%

Cost of software license revenues. In September 2003, we began amortizing the software development costs of our Odyssey Courts product, as it was complete and ready for general release to the public. Once a product is released, we begin to expense the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs. The amortization for Odyssey Courts is calculated using the straight-line method of amortization over an estimated five-year useful life. In 2003, we recorded amortization expense of approximately $559,000 related to Odyssey Courts for the period September 1, 2003 (general release date) through December 31, 2003. In addition, during 2002, we had several smaller products in the development stage released in late 2002 and early 2003 that contributed to the increase in amortization expense.

Cost of software services and maintenance revenues. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities. The increase in costs is consistent with higher software services and maintenance revenues for the same periods, although software services and maintenance revenues grew at a more rapid rate than the cost of those revenues, which is reflective of more efficient utilization of our support and maintenance staff and economies of scale.

Cost of appraisal services revenues. The decrease in the cost of appraisal services revenues is consistent with the decrease in appraisal services revenues. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion. However, key appraisal personnel and management were retained in anticipation of new appraisal contracts, which contributed to a 3% decline in appraisal gross margins compared to 2002.

Gross margin. Our overall gross margin improved over the prior year due to higher software services and maintenance revenues without a corresponding increase in related personnel costs reflecting a more efficient utilization of our support and maintenance staff and economies of scale. Improvements in software services and maintenance gross margin were slightly offset by declines in software license gross margin due to amortization of new product releases and declines in the appraisal services gross margin.

     Selling, General and Administrative Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of our selling, general and administrative expenses:

					2003 vs. 2002
		% of		% of
($ in thousands)	2003	revenues	2002	revenues	$	%
Selling, general and administrative expenses	$38,390	26%	$33,914	25%	$4,476	13%

The increase in selling, general and administrative expenses in 2003 compared to 2002 is a result of the following factors:

•	Increased bonus expense for key management personnel as a result of our improved operating performance;

•	Higher commission expense that resulted from increased revenues;

•	Annual salary adjustments and increased headcount;

•	Increased advertising and marketing expenses, primarily related to new products and services; and

•	Higher research and development costs.

     Amortization of Acquisition Intangibles

The following table sets forth, for the periods indicated, a year-over-year comparison of amortization of acquisition intangibles:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Amortization of acquisition intangibles	$2,931	$3,329	$(398)	(12)%

The decrease in amortization from 2002 is related to certain of our acquisition intangibles becoming fully amortized during 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer base and trade name with the remainder allocated to goodwill that is not subject to amortization. The estimated useful lives of acquired software, customer base and trade name are 3 to 5 years, 20 to 25 years and 5 to 25 years, respectively. Estimated annual amortization expense relating to acquisition intangibles for the next five years is as follows (in thousands):

2004	$2,714
2005	2,060
2006	2,060
2007	2,008
2008	1,982

     Realized Gain on Sale of Investment in H.T.E., Inc.

On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million for the year ended December 31, 2003). See Note 6 in the Notes to the Consolidated Financial Statements.

     Other Income (Expense), Net

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of other income (expense), net:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Legal fees associated with investment in HTE	$—	$(704)	$704	(100)%
Interest income	633	193	440	228
Interest expense	(257)	(187)	(70)	37
Realized net loss on sale of short-term investments available-for-sale	(39)	—	(39)	100
Minority interest	2	—	2	100

	$339	$(698)

During the year ended December 31, 2002, we incurred approximately $704,000 of legal and other costs associated with legal matters concerning various tort claims HTE alleged against us and HTE’s attempted redemption of our 5.6 million shares for $1.30 per share.

In September 2002, HTE released us from all tort claims and a court declared HTE’s reported redemption of our shares was invalid. In March 2003, we sold for cash our entire investment in HTE for $7.00 per share.

The increase in interest income is related to higher invested cash balances, including $39.3 million in cash received upon the sale of our investment in HTE in late March 2003, proceeds from the exercise of stock options, as well as cash generated from operations. The cash received from the sale of HTE was offset by payments totaling $24.1 million for repurchase of a total of approximately 6.0 million shares of our common stock in a modified Dutch Auction tender offer in May 2003 and on the open market throughout 2003. In addition, we made a cash payment of approximately $12.1 million, net of cash acquired, for two acquisitions made in December 2003, the most significant of which is Eden.

The increase in interest expense is related to letter of credit fees. Our bank has issued outstanding letters of credit as of December 31, 2003, totaling $7.5 million under our credit agreement to secure surety bonds, which are required by some of our customer contracts. During November 2003, we purchased a certificate of deposit in the amount of $7.5 million to collateralize the outstanding letters of credit. Interest expense is net of capitalized interest costs related to capitalized software development costs of $63,000 and $269,000 for the years ended December 31, 2003 and 2002, respectively.

     Income Tax Provision

The following table sets forth, for the periods indicated, a year-over-year comparison of our income tax provision:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Income tax provision	$13,106	$3,869	$9,237	239%
Effective income tax rate	34%	39%

The 2003 income tax provision includes income tax expense of approximately $7.0 million relating to the realized gain from the sale of our investment in HTE (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax-effected basis). For the year ended December 31, 2003, we had an effective income tax rate of 38% (excluding the effect of the HTE gain). The effective income tax rates for 2003 compared to 2002 were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

     Discontinued Operations

One of our non-operating subsidiaries was involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. On December 23, 2003, we paid $1.48 million to the Swan Asbestos and Silica Trust in full and final release from all liability for claims associated with the once-owned foundry (“Swan Matter”). As a result of the release any claimant is barred from asserting any such claim, either now or in the future against Tyler or its affected affiliates. See Note 16 in the Notes to the Consolidated Financial Statements. During the year ended December 31, 2003, the gain on disposal of discontinued operations of $424,000 primarily resulted because we fully settled the Swan Matter at an amount less than initially recorded and certain aspects of the settlement were conducted in a beneficial tax manner. Accordingly, we recognized for the first time certain tax benefits associated with payments on behalf of the Swan Matter.

     Net Income

The following table sets forth, for the periods indicated, a year-over-year comparison of our net income, earnings per diluted share, income from continuing operations per diluted share and diluted weighted average shares outstanding:

			2003 vs. 2002
($ in thousands, except per share data)	2003	2002	$	%
Net income	$26,402	$7,989	$18,413	230%
Earnings per diluted share	0.59	0.16
Income from continuing operations per diluted share	0.58	0.12
Diluted weighted average shares outstanding	45,035	49,493	(4,458)	(9)%

Net income for the year ended December 31, 2003 included a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE, which has a diluted earnings per share effect of $0.36 per share. During 2003, we repurchased approximately 6.0 million shares of our common stock through our modified Dutch Auction tender offer and purchases on the open market. Had we not executed those repurchases, our net income per share including the gain on the sale of our investment in HTE, for the year ended December 31, 2003 would have been reduced by $0.07 per diluted share.

2002 Compared to 2001

     Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenues:

					2002 vs. 2001
		% of		% of
($ in thousands)	2002	Total	2001	Total	$	%
Software licenses	$24,278	18%	$19,491	16%	$4,787	25%
Software services	25,703	19	21,538	18	4,165	19
Maintenance	40,667	30	36,587	31	4,080	11
Appraisal services	37,319	28	34,727	29	2,592	7
Hardware and other	5,930	5	6,473	6	(543)	(8)

Total revenues	$133,897	100%	$118,816	100%	$15,081	13%

Software licenses. During 2002, we recognized approximately $2.4 million in license revenues from four customers for property appraisal and tax appraisal software, while we recorded minimal license revenues from appraisal software in 2001. The remainder of the increase in software license revenues was related to expansion of our financial and city solutions software products into the Midwest and the western United States, and was aided by the release of several new financial and city solutions products and enhancements.

Software services. The increase in software services is primarily related to higher software license sales. In addition, software services revenues for 2002 included approximately $1.9 million for services performed under an $11.0 million contract signed with the State of Minnesota in July 2002 to install our new Odyssey Court Case Management system. The Minnesota contract includes both software license and software services but no license revenues were recognized under the contract in 2002.

Maintenance. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates. During 2001, we received and recorded as revenue a one-time settlement of approximately $650,000 from a third party provider of maintenance services relating to past services. Excluding this settlement, maintenance revenue increased approximately 13% for the year ended December 31, 2002 compared to the prior year.

Appraisal services. The increase in appraisal services revenues compared to the prior year was primarily related to our contract with Lake County, Indiana to provide professional services and technology to reassess real property, which was first awarded in December 2001. During 2002, appraisal services revenue also included $12.1 million of appraisal revenue related to our contract with the Nassau County, New York Board of Assessors (“Nassau County”), which was comparable to the amount recognized in 2001. Substantially all of the work related to Nassau County contract had been completed as of December 31, 2002.

     Cost of Revenues and Gross Margins

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our cost of revenues and gross margins, and those components stated as a percentage of related revenues:

		% of		% of	2002 vs. 2001
		related		related
($ in thousands)	2002	revenues	2001	revenues	$	%
Software licenses	$5,482	23%	$4,130	21%	$1,352	33%
Software services and maintenance	50,175	76	46,024	79	4,151	9
Appraisal services	25,512	68	23,894	69	1,618	7
Hardware and other	4,746	80	4,749	73	(3)	(0)

Total cost of revenues	$85,915	64%	$78,797	66%	$7,118	9%

Overall gross margin	36%		34%

Cost of software license revenues. The increase in cost of software licenses is primarily due to higher amortization expense of software development costs. In 2001, we had several products in the development stage, which were released beginning in the third quarter of 2001 and we began to expense the related development costs at that time.

Cost of software service and maintenance revenues. The increase in cost of software services and maintenance revenues is consistent with the higher software services and maintenance revenues for the same period, although software services and maintenance revenues grew at a higher rate than the cost of those revenues, which is reflective of more efficient utilization of our support and maintenance staff and economies of scale.

Cost of appraisal services revenues. The increase in cost of appraisal services revenues is consistent with the increase in appraisal services revenues, which also rose 7% compared to the prior year.

Gross margin. Our 2002 gross margin benefited from a product mix that included more software license revenues and higher maintenance revenues than the prior year. Software license revenues have lower associated costs than other revenues such as software and appraisal services, third party software and hardware. In addition, utilization of our personnel that provide services and support has improved, which has increased our overall gross profit. The increase in our gross profit was offset slightly by higher software development amortization during 2002.

     Selling, General and Administrative Expenses

The following table sets forth, for the periods indicated, a year-over-year comparison of selling, general and administrative expenses:

					2002 vs. 2001
		% of		% of
($ in thousands)	2002	revenues	2001	revenues	$	%
Selling, general and administrative expenses	$33,914	25%	$30,830	26%	$3,084	10%

The increase in selling, general and administrative expenses was related primarily to higher costs with respect to sales commissions, and increases in health and other insurance expenses.

     Amortization of Acquisition Intangibles

The following table sets forth, for the periods indicated, a year-over-year comparison of amortization of acquisition intangibles:

			2002 vs. 2001
($ in thousands)	2002	2001	$	%
Amortization of acquisition intangibles	$3,329	$6,898	$(3,569)	(52)%

Our amortization of acquisition intangibles for the year ended December 31, 2001 included $3.6 million for amortization of goodwill and workforce costs. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, we ceased amortizing goodwill and workforce after December 31, 2001. The remaining amortization consisted of those costs allocated to our customer base and acquisition date software.

     Other Income (Expense), Net

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of other income (expense), net:

			2002 vs. 2001
($ in thousands)	2002	2001	$	%
Legal fees associated with investment in HTE	$(704)	$—	$(704)	100%
Interest income	193	151	42	28
Interest expense	(187)	(630)	443	(70)

	$(698)	$(479)

Our cash balances increased significantly during 2002 due to cash generated from operations, the receipt of proceeds from the sale of certain discontinued businesses and the exercise of stock options. In 2002 we invested excess cash in money market investments. Interest expense for both years includes $255,000 for an outstanding $2.5 million note payable. In addition, during the years ended December 31, 2002 and 2001, we capitalized $269,000 and $578,000, respectively, of interest costs related to capitalized software development costs.

During 2002, we incurred approximately $704,000 of legal and other costs associated with legal matters concerning various tort claims HTE alleged against us and HTE’s attempted redemption of our 5.6 million shares for $1.30 per share.

     Income Tax Provision

The following table sets forth, for the periods indicated, a year-over-year comparison of our income tax provision:

			2002 vs. 2001
($ in thousands)	2002	2001	$	%
Income tax provision	$3,869	$1,540	$2,329	151%
Effective income tax rate	39%	85%

Our effective income tax rate in 2002 and 2001 exceeded the federal statutory rate of 35% due primarily to the net effect of state income taxes and items that are non-deductible for federal income tax purposes, including certain non tax-deductible goodwill amortization in periods prior to 2002.

     Discontinued Operations

For the year ended December 31, 2002 we recorded a gain on disposal of discontinued operations, after income taxes, of $1.8 million and for the year ended December 31, 2001 we recorded a loss on disposal of discontinued operations, after income taxes, of $3,000.

During the year ended December 31, 2002, the Internal Revenue Service issued temporary regulations that in effect allowed us to deduct for tax purposes losses attributable to the March 1999 sale of our automotive parts subsidiary that were previously not allowed. The tax benefit of allowing the deduction of this loss amounted to approximately $970,000. In addition, we renegotiated a note receivable and certain contingent consideration in connection with a subsidiary sold in 2001 and received proceeds of approximately $846,000 in 2002. We initially assigned no value for accounting purposes to the note receivable and contingent consideration when the loss on the disposal of the discontinued operation was first established in 2000 and when the note was first received in 2001. In addition, we entered into an agreement in the fourth quarter of 2002 to settle the Swan Matter for an amount that was approximately $200,000 less than the liability initially established for this matter. The aggregate effects of these events, net of the related tax effects, and other minor adjustments to the reserve for discontinued operations resulted in a credit to discontinued operations of $1.8 million in 2002.

     Net Income

The following table sets forth, for the periods indicated, a year-over-year comparison of our net income, earnings per diluted share, income from continuing operations per diluted share and diluted weighted average shares outstanding:

			2002 vs. 2001
($ in thousands, except per share data)	2002	2001	$	%
Net income	$7,989	$269	$7,720	100%
Earnings per diluted share	0.16	0.01
Income from continuing operations per diluted share	0.12	0.01
Diluted weighted average shares outstanding	49,493	47,984	1,509	3%

OTHER ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support. FIN 46 has different application dates depending on when the VIE was created. We do not currently have any VIEs that need to be consolidated or disclosed. However, if we enter into any such arrangements with a VIE in the future, our financial position, results of operations and cash flows may be adversely impacted.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2003, our balance in cash and cash equivalents was $10.3 million and we had short-term investments of $11.7 million, compared to a cash balance of $13.7 million at December 31, 2002. In addition, we had restricted cash of $7.5 million invested in a certificate of deposit at December 31, 2003. Cash and short-term investments increased primarily due to the $39.3 million cash received in March 2003 as consideration in connection with the transaction to sell our 5.6 million shares of HTE common stock to SunGard Data Systems Inc. At December 31, 2003, our days sales outstanding (“DSOs”) were 88 compared to DSOs of 85 at December 31, 2002. The increase in DSOs is due primarily to increased receivables at December 31, 2003, resulting from the inclusion of receivable balances in connection with an acquisition in December 2003 and the timing of billings. DSOs are determined based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

On March 5, 2002, we entered into a $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, the credit agreement contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of December 31, 2003, we were in compliance with those covenants.

As of December 31, 2003, our bank has issued outstanding letters of credit totaling $7.5 million under our credit agreement to secure surety bonds required by some of our customer contracts. During November 2003, we purchased a certificate of deposit in the amount of $7.5 million to collateralize the outstanding letters of credit. Our borrowing base under the credit agreement is limited by the amount of eligible receivables. At December 31, 2003, we had no outstanding bank borrowings under the credit agreement and all outstanding letters of credit were collateralized with a certificate of deposit; thus, we had an available borrowing base of $9.8 million.

In May 2003, we completed a modified Dutch Auction tender offer whereby we purchased 5.1 million shares of our common stock at a cash purchase price of $4.00 per share and incurred transaction costs of approximately $150,000, for a total cost of $20.6 million. In addition, during 2003, we repurchased in the open market 912,800 shares for an aggregate purchase price of $3.5 million. Subsequent to December 31, 2003 and through February 20, 2004, we have repurchased another 80,600 shares for an aggregate purchase price of $784,000. As of February 20, 2004, we have a remaining authorization from our Board of Directors to repurchase up to 1.9 million shares of our common stock.

In December 2003, we acquired 95% of the outstanding stock of Eden for approximately $14.0 million, comprised of $12.1 million of cash (including cash acquired of $2.1 million) and $1.9 million of our common stock. Cash paid also includes a payment in cash of $210,000 made after December 31, 2003. In addition, in December 2003 we acquired certain assets of a company that provides forms software to users of some of our software products for $2.4 million of cash and approximately $500,000 of our common stock.

In August 2003, we received $127,000 to fully settle a promissory note. The promissory note was received as consideration for the disposition of a subsidiary in May 2001 that was included in our discontinued information and property records services segment.

On March 28, 2003, we retired an outstanding $2.5 million, 10% promissory note payable. The note was originally due in January 2005 and required quarterly interest payments.

We made estimated federal income tax payments in the amount of $5.0 million in June 2003 and $750,000 in December 2003. The June 2003 payment was made primarily due to the $23.2 million realized gain on the sale of our investment in HTE common stock, and also because of the increase in our estimated taxable income for the tax year ended December 31, 2003.

During 2003, we received $1.7 million from the exercise of options to purchase 554,000 shares of our common stock under our employee stock option plan.

During 2003, we made capital expenditures of $8.6 million, including $6.8 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

Excluding acquisitions, we anticipate that 2004 capital spending will be approximately $8.3 million, $5.7 million of which will be related to software development. Capital spending in 2004 is expected to be funded from existing cash balances and cash flows from operations.

As part of the plan of reorganization of Swan Transportation Company, one of our non-operating subsidiaries, we had agreed to contribute approximately $1.5 million over the next three years to a trust that was set up as a part of the reorganization. In the third quarter of 2003, we reached an agreement to revise the funding arrangement to fully satisfy our funding obligations with a lump sum payment of $1.48 million in cash, which was made on December 23, 2003. See Note 16 in the Notes to the Consolidated Financial Statements.

From time to time we will engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed. In the absence of future acquisitions of other businesses, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.

We primarily lease offices, as well as transportation, computer and other equipment used in our continuing operations under noncancelable operating lease agreements expiring at various dates through 2013. Most leases contain renewal options and some contain purchase options. Following are the future obligations under noncancelable leases at December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Future rental payments under operating leases	$4,407	$4,061	$3,454	$3,289	$3,149	$8,534	$26,894

It is not our usual business practice to enter into off-balance sheet arrangements. Moreover, it is not our normal policy to issue guarantees to third parties. As of December 31, 2003, we have no material purchase commitments, except for the operating lease commitments listed above.

CAPITALIZATION

At December 31, 2003, our capitalization consisted of $117.9 million of shareholders’ equity.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK

An investment in our common stock involves a high degree of risk. Investors evaluating our company should carefully consider the factors described below and all other information contained in this Annual Report. Any of the following factors could materially harm our business, operating results, and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results, and financial condition. This section should be read in conjunction with the Consolidated Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report.

A decline in information technology spending may result in a decrease in our revenues or lower our growth rate.

A decline in the demand for information technology among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers’ level of funding for new or additional information technology systems and services. Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services. The current technology recession and decline in overall technology spending, terrorist activity, and threats of hostilities in the Middle East and Asia may cause our customers to reduce or eliminate information technology spending and cause price erosion for our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. Because of these market and economic conditions, we believe there will continue to be uncertainty in the level of demand for our products and services. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

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

Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•	a significant number of our prospective customers’ decisions regarding whether to enter into license agreements with us are made within the last few weeks of each quarter;

•	we have historically had a higher concentration of revenues in the second half of our fiscal year due to governmental budget and spending tendencies;

•	the size of license transactions can vary significantly;

•	customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, project objectives, budget or personnel;

•	customer purchasing processes vary significantly and a customer’s internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions; and

•	we may have to defer revenues under our revenue recognition policies.

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

We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including whether:

•	license agreements include applications that are under development or other undelivered elements;

•	we must deliver services which are considered essential to the functionality of the software, including significant modifications, customization, or complex interfaces, which could delay product delivery or acceptance;

•	the transaction involves acceptance criteria;

•	the transaction involves contingent payment terms or fees;

•	we are required to accept a fixed-fee services contract; or

•	we are required to accept extended payment terms.

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

We derive substantially all of our revenues from sales of software and services to state, county and city governments, other municipal agencies, and other public entities. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities, including:

•	the sales cycle of governmental agencies may be complex and lengthy;

•	payments under some public sector contracts are subject to achieving implementation milestones, and we have had, and may in the future have, differences with customers as to whether milestones have been achieved;

•	political resistance to the concept of government agencies contracting with third parties to provide information technology solutions;

•	changes in legislation authorizing government’s contracting with third parties;

•	the internal review process by governmental agencies for bid acceptance;

•	changes to the bidding procedures by governmental agencies;

•	changes in governmental administrations and personnel;

•	limitations on governmental resources placed by budgetary restraints, which in some circumstances, may provide for a termination of executed contracts because of a lack of future funding; and

•	the general effect of economic downturns and other changes on local governments’ ability to spend public funds on outsourcing arrangements.

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

Fixed price contracts may affect our profits.

Some of our present contracts are on a fixed-priced basis, which can lead to various risks, including:

•	the failure to accurately estimate the resources and time required for an engagement;

•	the failure to effectively manage governmental agencies’ and other customers’ expectations regarding the scope of services to be delivered for an estimated price; and

•	the failure to timely complete fixed-price engagements within budget to the customers’ satisfaction.

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

We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete on the basis of a number of factors, including:

•	the attractiveness of the business strategy and services we offer;

•	the breadth of products and services we offer;

•	price;

•	quality of products and service;

•	technological innovation;

•	name recognition; and

•	our ability to modify existing products and services to accommodate the particular needs of our customers.

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

In addition, a significant portion of our growth has resulted from strategic acquisitions in new product and geographic markets. Although our future focus will be on internal growth, we will continue to identify and pursue strategic acquisitions and alliances with suitable candidates. Our future success will depend, in part, on our ability to successfully integrate past and future acquisitions and other strategic alliances into our operations. Acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, and amortization of certain acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition, and results of operations. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions or alliances will be accomplished on favorable terms or will result in profitable operations.

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

We may experience difficulties in executing our acquisition strategy.

We occasionally expand our business through the acquisition of complementary companies. We cannot, however, make any assurances that we will be able to identify any potential acquisition candidates or complete any additional acquisitions on terms that are acceptable to us. In addition, we cannot assure you that any future acquisitions will be successfully integrated or will be advantageous to us.

We may be unable to protect our proprietary rights.

Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. In addition, there has been significant litigation in the United States in recent years involving intellectual property rights. We are not currently involved in any material intellectual property litigation. We may, however, be a party to intellectual property litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. Further, we cannot assure you that third parties will not assert infringement or misappropriation claims against us in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming and result in costly litigation and diversion of management’s attention. Further, any claims and litigation could cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Thus, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, financial condition, and results of operations, regardless of the final outcome of such litigation.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws, ordinances, or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure our contracts to include limitations on liability, we cannot assure you that a successful claim could not be made or would not have a material adverse effect on our business, financial condition, and results of operations.

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

Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. The number of qualified, high-rated insurance companies that offer performance bonds has decreased in recent years, while the costs associated with securing these bonds has increased dramatically. In addition, we are generally required to issue a letter of credit as security for the issuance of a performance bond. Each letter of credit we issue without corresponding cash collateral reduces our borrowing capacity under our senior secured credit agreement. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could have a material adverse effect on our business, financial condition, and results of operations.

Recent volatility in the stock markets, increasing shareholder litigation, the adoption of expansive legislation that redefines corporate controls (in particular, legislation adopted to prevent future corporate and accounting scandals), as well as other factors have recently led to significant increases in premiums for directors’ and officers’ liability insurance. The number of insurers offering directors and officers insurance at competitive rates has also decreased in recent years. We cannot predict when the insurance market for such coverage will stabilize, if at all. The continued volatility of the insurance market may result in future increases in our general and administrative expenses, which may adversely affect future operating results.

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

The market price of our common stock may be volatile and may be significantly affected by many different factors. Some examples of factors that can have a significant impact on our stock price include:

•	actual or anticipated fluctuations in our operating results;

•	announcements of technological innovations, new products, or new contracts by us or our competitors;

•	developments with respect to patents, copyrights, or other proprietary rights;

•	conditions and trends in the software and other technology industries;

•	adoption of new accounting standards affecting the software industry;

•	changes in financial estimates by securities analysts; and

•	general market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon our business, operating results, and financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to market risk from changes in interest rates. Currently, we have funds invested in a state and municipal bond mutual fund and a fixed income securities mutual fund. We account for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are treated as available-for-sale under

SFAS No. 115. The carrying value of these investments approximates fair market value. Our investments are subject to market risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in market rates and prices. Assuming current levels of investments, based on a hypothetical ten-percent decrease in the market value of the aforementioned funds, the total fair value of the funds would decrease approximately $1.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of our independent auditors’ and our consolidated financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. — Our chief executive officer and our chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)) as of December 31, 2003. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2003 such disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting — During the quarter ended December 31, 2003, there were no changes in our internal controls over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

See the information under the following captions in Tyler’s definitive Proxy Statement, which is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Committee Report, the Audit Committee Report or the Stock Performance Graphs, which are included in the Proxy Statement.

Headings in Proxy Statement
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	"Tyler Management"

ITEM 11.	EXECUTIVE COMPENSATION.	"Executive Compensation"

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	"Security Ownership of Certain Beneficial Owners and Management"

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	"Executive Compensation—Employment Contracts"

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item may be found under the section captioned “Proposals For Consideration — Proposal Four — Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2004” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this Annual Report:

(a) (1) The consolidated financial statements are filed as part of this Annual Report.

(2)	The following financial statement schedule is filed as part of this report.

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	F-22

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

     Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

Exhibit Number	Description
3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

4.2	Credit Agreement dated as of February 27, 2002, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. (filed as Exhibit 4.6 to our Form 10-K for the year ended December 31, 2001 and incorporated by reference herein).

4.3	First Amendment to Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated March 5, 2002. (filed as Exhibit 4.7 to our Form 10-K for the year ended December 31, 2001 and incorporated by reference herein).

4.4	Second Amendment to Credit Agreement, First Amendment to Pledge and Security Agreement, and Lenders Consent and Waiver by and Among Tyler Technologies, Inc. and Bank of Texas N.A. (filed as Exhibit 4.5 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

4.5	Third Amendment to Credit Agreement, Second Amendment to Pledge and Security Agreement, Lender’s Consent and Waiver, and Borrower’s Acknowledgement, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective January 10, 2003 (filed as Exhibit 4.9 to our Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

4.6	Fourth Amendment to Credit Agreement, and Lender’s Consent, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective March 27, 2003 (filed as Exhibit 4.10 to our Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

4.7	Fifth Amendment to Credit Agreement and Lender’s Consent and Waiver, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective March 31, 2003 and incorporated by reference herein).

*4.8	Sixth Amendment to Credit Agreement, Third Amendment to Pledge and Security Agreement and Lender’s Consent and Agreement, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective December 2, 2003.

Exhibit Number	Description
10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated by reference herein and amended by Exhibit 4.2).

10.3	Acquisition Agreement dated as of November 20, 1995, by and among the Registrants, Tyler Pipe Industries, Inc. and Ransom Industries, Inc., formerly known as Union Acquisition Corporation (filed as Exhibit 2.1 to our Form 8-K, dated December 14, 1995, and incorporated by reference herein).

10.4	Purchase Agreement between Tyler Corporation, Richmond Partners, Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit 10.24 to our Form 8-K, dated September 2, 1997, and incorporated by reference herein).

10.5	Employment agreement between Tyler Technologies, Inc. and Theodore L. Bathurst, dated October 7, 1998, (filed as Exhibit 10.18 to our Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein).

10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated July 1, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein).

10.7	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John M. Yeaman dated July 1, 2003 (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein).

*10.8	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated July 1, 2003.

*21	Subsidiaries of Tyler

*23	Consent of Ernst & Young LLP

*31.	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.	Certifications pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* — Filed herewith.

     (b) Reports on Form 8-K

Form 8-K	Item
Reported Date	Reported	Exhibits Filed
October 31, 2003	5	News release issued by Tyler Technologies, Inc. dated October 30, 2003 announcing our operating results for the three and nine months ended September 30, 2003.

December 5, 2003	9	News release announcing the acquisition of Eden Systems Inc. and the Company’s preliminary outlook for 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 24, 2004	By:	/s/ John M. Yeaman
John M. Yeaman
Chief Executive Officer and President (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2004	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Chairman of the Board

Date: February 24, 2004	By:	/s/ John M. Yeaman
John M. Yeaman
Chief Executive Officer and President Director (principal executive officer)

Date: February 24, 2004	By:	/s/ Theodore L. Bathurst
Theodore L. Bathurst
Vice President and Chief Financial Officer (principal financial officer)

Date: February 24, 2004	By:	/s/ Brian K. Miller
Brian K. Miller
Vice President - Finance and Treasurer

Date: February 24, 2004	By:	/s/ Terri L. Alford
Terri L. Alford
Controller (principal accounting officer)

Date: February 24, 2004	By:	/s/ Ben T. Morris
Ben T. Morris
Director

Date: February 24, 2004	By:	/s/ John S. Marr
John S. Marr
Director

Date: February 24, 2004	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 24, 2004	By:	/s/ Glenn A. Smith
Glenn A. Smith
Director

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

ERNST & YOUNG LLP

Dallas, Texas
February 20, 2004

Tyler Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2003	2002	2001
Revenues:
Software licenses	$25,914	$24,278	$19,491
Software services	37,128	25,703	21,538
Maintenance	47,157	40,667	36,587
Appraisal services	30,011	37,319	34,727
Hardware and other	5,244	5,930	6,473

Total revenues	145,454	133,897	118,816
Cost of revenues:
Software licenses	6,610	5,482	4,130
Software services and maintenance	56,892	50,175	46,024
Appraisal services	21,275	25,512	23,894
Hardware and other	3,844	4,746	4,749

Total cost of revenues	88,621	85,915	78,797

Gross profit	56,833	47,982	40,019
Selling, general and administrative expenses	38,390	33,914	30,830
Amortization of acquisition intangibles	2,931	3,329	6,898

Operating income	15,512	10,739	2,291
Realized gain on sale of investment in H.T.E., Inc.	23,233	—	—
Other income (expense), net	339	(698)	(479)

Income from continuing operations before income taxes	39,084	10,041	1,812
Income tax provision	13,106	3,869	1,540

Income from continuing operations	25,978	6,172	272
Gain (loss) on disposal of discontinued operations, after income taxes	424	1,817	(3)

Net income	$26,402	$7,989	$269

Basic income per common share:
Continuing operations	$0.61	$0.13	$0.01
Discontinued operations	0.01	0.04	(0.00)

Net income per common share	$0.62	$0.17	$0.01

Diluted income per common share:
Continuing operations	$0.58	$0.12	$0.01
Discontinued operations	0.01	0.04	(0.00)

Net income per common share	$0.59	$0.16	$0.01

Basic weighted average common shares outstanding	42,547	47,136	47,181
Diluted weighted average common shares outstanding	45,035	49,493	47,984

                    See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$10,268	$13,744
Short-term investments available-for-sale	11,669	—
Accounts receivable (less allowance for losses of $1,094 in 2003 and $690 in 2002)	38,411	33,510
Prepaid expenses and other current assets	4,237	4,009
Deferred income taxes	1,536	1,197

Total current assets	66,121	52,460
Property and equipment, net	6,505	6,819
Other assets:
Restricted certificate of deposit	7,500	—
Investment in H.T.E., Inc.	—	27,196
Goodwill	53,932	46,298
Customer base, net	20,014	14,645
Software, net	26,390	21,933
Trade name and other acquisition intangibles, net	1,476	10
Sundry	314	484

	$182,252	$169,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,378	$2,390
Accrued liabilities	14,220	11,186
Net current liabilities of discontinued operations	—	442
Deferred revenue	34,020	26,208
Income taxes payable	530	—

Total current liabilities	51,148	40,226
Long-term obligations, less current portion	—	2,550
Deferred income taxes	13,182	8,413
Minority interest	15	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2003 and 2002	481	481
Additional paid-in capital	156,201	156,898
Accumulated deficit	(14,552)	(40,954)
Accumulated other comprehensive income (loss), net of tax	(32)	7,418
Treasury stock, at cost; 6,703,763 and 1,928,636 shares in 2003 and 2002, respectively	(24,191)	(5,187)

Total shareholders’ equity	117,907	118,656

	$182,252	$169,845

                    See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2003, 2002 and 2001
In thousands

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury Stock		Total Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance at December 31, 2000	48,043	$480	$158,776	$(10,691)	$(49,212)	(863)	$(3,231)	$96,122
Comprehensive income:
Net income	—	—	—	—	269	—	—	269
Unrealized gain on investment security	—	—	—	6,146	—	—	—	6,146

Total comprehensive income								6,415

Issuance of shares pursuant to stock compensation plans	105	1	221	—	—	3	8	230
Federal income tax benefit related to exercise of stock options	—	—	33	—	—	—	—	33
Shares received from sale of discontinued business	—	—	—	—	—	(60)	(128)	(128)
Adjustment in connection with previous acquisition	—	—	(1,788)	—	—	—	—	(1,788)

Balance at December 31, 2001	48,148	481	157,242	(4,545)	(48,943)	(920)	(3,351)	100,884
Comprehensive income:
Net income	—	—	—	—	7,989	—	—	7,989
Unrealized gain on investment security, net of tax	—	—	—	11,963	—	—	—	11,963

Total comprehensive income								19,952

Issuance of shares pursuant to stock compensation plans	—	—	(542)	—	—	491	2,164	1,622
Treasury stock purchases	—	—	—	—	—	(1,500)	(4,000)	(4,000)
Federal income tax benefit related to exercise of stock options	—	—	198	—	—	—	—	198

Balance at December 31, 2002	48,148	481	156,898	7,418	(40,954)	(1,929)	(5,187)	118,656
Comprehensive income:
Net income	—	—	—	—	26,402	—	—	26,402
Unrealized loss on investment securities, net of tax	—	—	—	(32)	—	—	—	(32)
Reclassification adjustment, net of income taxes of $3,995	—	—	—	(7,418)	—	—	—	(7,418)

Total comprehensive income								18,952

Issuance of shares pursuant to stock compensation plans	—	—	(645)	—	—	554	2,318	1,673
Treasury stock purchases	—	—	—	—	—	(6,019)	(24,104)	(24,104)
Stock warrant exercises	—	—	(1,584)	—	—	393	1,584	—
Federal income tax benefit related to exercise of stock options	—	—	292	—	—	—	—	292
Shares issued for acquisitions	—	—	1,240	—	—	297	1,198	2,438

Balance at December 31, 2003	48,148	$481	$156,201	$(32)	$(14,552)	(6,704)	$(24,191)	$117,907

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
In thousands

	2003	2002	2001
Cash flows from operating activities:
Net income	$26,402	$7,989	$269
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,396	8,522	10,910
Realized gain on sale of investment in H.T.E., Inc.	(23,233)	—	—
Realized net losses on sales of investment securities	39	—	—
Non-cash interest and other charges	219	348	361
Provision for losses — accounts receivable	1,104	727	1,681
Deferred income tax provision	4,628	3,384	1,258
Discontinued operations — noncash charges and changes in operating assets and liabilities	(843)	(2,458)	(2,590)
Changes in operating assets and liabilities, exclusive of effects of acquired companies and discontinued operations:
Accounts receivable	(3,549)	1,019	(258)
Income tax payable	728	151	172
Prepaid expenses and other current assets	261	(279)	(853)
Accounts payable	(238)	354	(2,263)
Accrued liabilities	2,283	1,095	(2,092)
Deferred revenue	5,338	(1,007)	6,149

Net cash provided by operating activities	22,535	19,845	12,744

Cash flows from investing activities:
Proceeds from sale of investment in H.T.E., Inc.	39,333	—	—
Purchases of short-term investments	(27,758)	—	—
Proceeds from sales of short-term investments	16,000	—	—
Cost of acquisitions, net of cash acquired	(12,109)	—	(2,750)
Increase in restricted certificate of deposit	(7,500)	—	—
Investment in software development costs	(6,761)	(7,210)	(6,225)
Additions to property and equipment	(1,796)	(2,508)	(3,101)
Capital expenditures of discontinued operations	—	—	(1,353)
Proceeds from disposal of discontinued operations and related assets	127	1,807	3,675
Other	(126)	(63)	48

Net cash used by investing activities	(590)	(7,974)	(9,706)

Cash flows from financing activities:
Net payments on revolving credit facility	—	—	(4,750)
Payments on notes payable	(2,990)	(456)	(354)
Payment of debt of discontinued operations	—	(324)	(992)
Purchase of treasury shares	(24,104)	(4,000)	—
Proceeds from exercise of stock options	1,673	1,622	230
Debt issuance costs	—	(240)	(118)

Net cash used by financing activities	(25,421)	(3,398)	(5,984)

Net (decrease) increase in cash and cash equivalents	(3,476)	8,473	(2,946)
Cash and cash equivalents at beginning of year	13,744	5,271	8,217

Cash and cash equivalents at end of year	$10,268	$13,744	$5,271

See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)

December 31, 2003 and 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We provide integrated software systems and related services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.

Tyler’s business is subject to risks and uncertainties including dependence on information technology spending by customers, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on principal products and third-party technology and rapid technological change.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our parent company and our subsidiaries, all of which are wholly-owned except for a majority-owned entity whose interest we acquired in December 2003. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND OTHER

Cash equivalents include items almost as liquid as cash, such as money market investments with insignificant interest rate risk and original maturities of three months or less at the time of purchase. For purposes of the statements of cash flows, we consider all investments with original maturities of three months or less to be cash equivalents.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. At December 31, 2003, we classified our short-term investments as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value as determined by quoted market price and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income (loss) until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of securities sold is determined using the average cost method. Following is a summary of short-term investments at December 31, 2003:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$5,843	$—	$(6)	$5,837
Fixed income securities mutual fund.	5,875	—	(43)	5,832

	$11,718	$—	$(49)	$11,669

We did not have any short-term investments as of December 31, 2002.

We have $7.5 million invested in a restricted certificate of deposit with a maturity in excess of one year included in other assets to collateralize letters of credit required under our surety bond program. These letters of credit expire in 2004.

REVENUE RECOGNITION

We earn revenue from software licenses, postcontract customer support (“PCS” or “maintenance”), hardware, software related services and appraisal services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. We provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each. Fair values are estimated using vendor specific objective evidence.

We recognize revenue from software transactions in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9 and, in accordance with the Securities and Exchange Commission Staff, Accounting Bulletin No. 104, “Revenue Recognition” as follows:

Software Licenses Services:

We recognize the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the customer, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, including new customers whose payment terms are three months or more from shipment, revenue is generally recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the product’s functionality.

A majority of our software arrangements involve “off-the-shelf” software. We consider software to be off-the-shelf software if it can be added to an arrangement with minor changes in the underlying code and it can be used by the customer for the customer’s purpose upon installation. For off-the-shelf software arrangements, we recognize the software license fee as revenue after delivery has occurred, customer acceptance is reasonably assured, that portion of the fee represents a non-refundable enforceable claim and is probable of collection, and the remaining services such as training are not considered essential to the product’s functionality.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting. We use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margins that is most likely to occur on a contract. If the most likely profit margins cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

Software Services:

Some of our software arrangements include services considered essential for the customer to use the software for the customer’s purposes. For these software arrangements, both the software license revenue and the services revenue are recognized as the services are performed using the percentage-of-completion contract accounting method. When software services are not considered essential, the fee allocable to the service element is recognized as revenue as we perform the services.

Appraisal Services:

For our real estate appraisal projects, we recognize revenue using certain contract accounting principles and using the proportionate performance method of revenue recognition. We measure progress-to-completion primarily using units completed and these arrangements are often implemented over a one to three year time period.

Computer Hardware Equipment:

Revenue allocable to computer hardware equipment, which is based on vendor specific objective evidence of fair value is recognized when we deliver the equipment and collection is probable.

Postcontract Customer Support:

Our customers generally enter into PCS agreements when they purchase our software license. Our PCS agreements are generally renewable every year. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred. Fair value for the maintenance and support obligations for software licenses is based upon the specific sale renewals to customers or upon renewal rates quoted in the contracts.

Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software services, hardware installation and support and maintenance contracts. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements.

USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion method, the carrying amount and estimated useful lives of intangible assets and valuation allowance for receivables. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT, NET

Property, equipment and purchased software are recorded at original cost and increased by the cost of any significant improvements after purchase. We expense maintenance and repairs when incurred. Depreciation and amortization is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the term of the lease in the case of leasehold improvements. For income tax purposes, we use accelerated depreciation methods as allowed by tax laws.

INTEREST COST

We capitalize interest cost as a component of capitalized software development costs. We capitalized interest costs of $63,000 during 2003, $269,000 during 2002 and $578,000 during 2001.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included with selling, general and administrative expenses and are expensed when incurred. We expensed research and development costs of $1.1 million during 2003, $611,000 during 2002 and $412,000 during 2001.

OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Years ended December 31,
	2003	2002	2001
Legal fees associated with investment in H.T.E., Inc. (See Note 6)	$—	$(704)	$—
Interest income	633	193	151
Interest expense	(257)	(187)	(630)
Realized net loss on sales of short-term investments available-for-sale	(39)	—	—
Minority interest	2	—	—

	$339	$(698)	$(479)

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance would be established to reduce deferred tax assets if it is likely that a deferred tax asset will not be realized.

STOCK COMPENSATION

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000. Under APB No. 25’s intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award’s intrinsic value — the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore, we have not recorded any compensation expense related to grants of stock options.

The weighted-average fair value per stock option granted was $3.41 for 2003, $3.61 for 2002 and $1.28 for 2001. We estimated the fair values using the Black-Scholes option pricing model and the following assumptions for the periods presented:

	Years ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.3%	4.9%	5.1%
Expected stock price volatility	86.5%	77.0%	78.0%
Expected term until exercise (years).	5	7	7

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123. The pro forma impact of applying SFAS No. 123 in 2003, 2002 and 2001 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows:

	Years ended December 31,
	2003	2002	2001
Net income as reported	$26,402	$7,989	$269
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefit	(1,915)	(2,110)	(2,428)

Pro forma net income (loss)	$24,487	$5,879	$(2,159)

Basic earnings (loss) per share:
As reported	$0.62	$0.17	$0.01

Pro forma	$0.58	$0.12	$(0.05)

Diluted earnings (loss) per share:
As reported	$0.59	$0.16	$0.01

Pro forma	$0.54	$0.12	$(0.05)

COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income are as follows:

	Years ended December 31,
	2003	2002	2001
Net income	$26,402	$7,989	$269
Other comprehensive income (loss):
Change in fair value of short-term investments available-for-sale (net of deferred tax benefit of $17)	(32)	—	—
Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense of $3,995)	(7,418)	—	—
Change in fair value of investment in H.T.E., Inc. (net of deferred tax expense of $3,995 for 2002)	—	11,963	6,146

Total comprehensive income	$18,952	$19,952	$6,415

We did not record a tax benefit in connection with the change in the unrealized gain for 2001 since we could not conclude it was more likely than not that the tax benefit would be realized on the cumulative unrealized holding loss.

SEGMENT AND RELATED INFORMATION

Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria for aggregation as permitted by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

GOODWILL AND OTHER INTANGIBLE ASSETS

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

Under SFAS No. 142 “Goodwill and Other Intangible Assets”, we will evaluate goodwill for impairment annually during the first quarter of the year, or more frequently if impairment indicators arise. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the implementation of SFAS No. 142, we identified two reporting units for impairment testing. The appraisal services and appraisal software stand-alone business unit qualified as a reporting unit since it is one level below an operating segment, discrete financial information exists for the business unit and the executive management group directly reviews this business unit. The other software business units were aggregated into the other single reporting unit.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset and the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

COSTS OF COMPUTER SOFTWARE

Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $6.8 million during 2003, $7.2 million during 2002 and $6.2 million during 2001. Software development costs primarily consist of personnel costs, rent for related office space and capitalized interest cost. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life. Amortization of software development costs was approximately $4.1 million during 2003, $2.8 million during 2002 and $1.7 million during 2001 and is included in cost of software license revenue in the accompanying statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We use the following methods and assumptions to estimate the fair value of each class of financial instruments at the balance sheet date:

•	Cash and cash equivalents, accounts receivables, accounts payables, deferred revenues and certain other assets: Costs approximate fair value because of the short maturity of these instruments. Our available-for-sale investments are recorded at fair value based on quoted market prices.

•	Long-term obligations: In years prior to 2003, cost/carrying values approximated fair value either due to the variable nature of their stated interest rates or because the stated interest rates approximated market rates. These estimated fair value amounts were determined using available market information or other appropriate valuation methodologies.

•	We do not have any derivative financial instruments, including those for speculative or trading purposes.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Concentrations of credit risk with respect to receivables are limited due to the large number of customers to which our products and services are provided, as well as their dispersion across many different geographic areas. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2003.

We maintain allowances for doubtful accounts, sales adjustments and estimated cost of product warranties, which are provided at the time the revenue is recognized. Since most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts, sales adjustments and estimated cost of product warranties may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.

Our property appraisal outsourcing service contracts can range up to three years and, in one case, as long as six years in duration. In connection with these contracts and for certain software service contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. We have recorded retentions and unbilled receivables (costs and estimated profit in excess of billings) of $7.6 million and $6.2 million at December 31, 2003 and 2002, respectively, in connection with such contracts. Retentions are included in accounts receivable and amounted to $1.8 million at December 31, 2003, of which $616,000 is expected to be collected in excess of one year.

One customer accounted for approximately 10% during 2002, and 13% during 2001, of our total consolidated revenues.

RECLASSIFICATIONS

Certain amounts for previous years have been reclassified to conform to the current year presentation.

(2) ACQUISITIONS

During December 2003 we acquired one company, Eden Systems, Inc. (“Eden”) and certain assets of a business that provides forms software to users of some of our software products. The results of these acquisitions have been included in our consolidated financial statements since their respective dates of acquisition. We acquired 95% of the outstanding common stock of Eden on December 2, 2003. Eden provides financial, personnel and citizen services applications software for local governments. We believe Eden’s products and expertise will complement our business model and give us additional opportunities to provide our customers with solutions tailored specifically for local governments. In particular, the addition of Eden considerably increases our presence in the western part of the United States.

Following is a summary of our 2003 acquisitions:

		Shares of	Value of				Customer Related
Company	Cash	Common Stock	Common Stock	Goodwill	Software	Trade Name	Intangibles
Eden	$9,919	237	$1,938	$5,667	$3,710	$1,180	$6,281
Other	2,400	60	500	1,967	155	300	—

Total	$12,319	297	$2,438	$7,634	$3,865	$1,480	$6,281

Cash paid for acquisitions excludes acquired cash balances of approximately $2.1 million and includes a payment in cash of $210,000 paid subsequent to December 31, 2003. The value of the Tyler common stock was determined based on the average market price of Tyler’s common shares over the ten-day period before the terms of the acquisition were agreed to and announced. Approximately $2.0 million of goodwill is expected to be deductible for tax purposes. The software, trade name and customer related intangibles have useful lives of 3-5 years, 5-25 years and 25 years, respectively.

Pursuant to the agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and Tyler was also granted the right to “call” the remaining shares. Subsequent to December 31, 2003, Tyler purchased 500 shares for $145,000 and the remaining option becomes effective for thirty days beginning July 1, 2004 to purchase the remaining 2,000 shares at a purchase price of $580,000.

The following unaudited pro forma information presents the consolidated results of operations as if our acquisition of Eden occurred as of the beginning of 2002, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects. Pro forma information does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction or event occurred on the dates specified, or to project our results of operations for any future period.

	Years ended
	December 31,
	(Unaudited)
	2003	2002
Revenues	$157,248	$143,228
Income from continuing operations	26,295	5,853
Net income	26,719	7,670
Net income per diluted share	$0.59	$0.15

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Eden, excluding the impact of minority interest. We are in the process of obtaining independent third party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to change.

Current assets (including cash acquired of $2,139)	$4,343
Property and equipment	198
Intangible assets subject to amortization (11 year weighted-average useful life):
Computer software (5 year useful life)	3,710
Customer base (25 year useful life)	6,281
Trade name (25 year useful life)	1,180
Goodwill	5,667
Other assets	91

Total assets acquired	21,470
Deferred revenues	2,281
Other current liabilities	1,304
Non-current liabilities — deferred taxes	3,870

Total liabilities assumed	7,455

Net assets acquired	$14,015

In connection with a 1999 acquisition, Tyler issued certain consideration to the seller including a price protection on the sale of Tyler stock which was issued in connection with the acquisition. The price protection was equal to the difference between the actual sale proceeds of their Tyler common stock and $6.25 on a per share basis. During the year ended December 31, 2001, Tyler received the claim and settled the price protection obligation with the seller for $2.75 million, and $1.8 million was charged to paid in capital after consideration of the income tax benefit of $963,000.

(3) DISCONTINUED OPERATIONS

Discontinued operations include our former information and property records services segment for which our Board of Directors approved a formal plan of disposal in December 2000, two non-operating subsidiaries related to a formerly owned subsidiary that we sold in December 1995 and an automotive parts subsidiary sold in March 1999.

The business units within the discontinued information and property records services segment were sold in 2000 and 2001. In May 2001, we sold all of the common stock of one of the businesses in the discontinued information and property records services segment. In connection with the sale, we received cash proceeds of $575,000, approximately 60,000 shares of Tyler common stock, a promissory note of $750,000 and other contingent consideration. On September 21, 2001, we sold all of the common stock of another business included in this discontinued segment for $3.1 million in cash.

In June 2002, we renegotiated the proceeds from the May 2001 sale transaction and received cash of approximately $800,000 and a renegotiated promissory note. In August 2003, we received $127,000 to fully settle this promissory note. In June 2002, we also sold the building of a business unit included in this segment. Net proceeds from the sale totaled $961,000.

One of our non-operating subsidiaries was involved in various claims for work-related injuries and physical conditions relating to a formerly-owned subsidiary that we sold in 1995. On December 23, 2003, we paid $1.48 million to the Swan Asbestos and Silica Trust in full and final release from all liability for claims associated with the once-owned foundry (the “Swan Matter”). As a result of the release, any claimant is barred from asserting any such claim, either now or in the future, against Tyler or its affected affiliates. See Note 16 — Commitments and Contingencies.

During the years ended December 31, 2003 and 2002, we recorded gains on disposal of discontinued operations, after income taxes, of $424,000 and $1.8 million, respectively, and for the year ended December 31, 2001 we recorded a loss on disposal of discontinued operations, after income taxes, of $3,000.

During the year ended December 31, 2003, the gain on disposal of discontinued operations of $424,000 primarily resulted because we fully settled the Swan Matter at an amount less than initially recorded and certain aspects of the settlement were conducted in a beneficial tax manner. Accordingly, we recognized for the first time certain tax benefits associated with payments on behalf of the Swan Matter.

During the year ended December 31, 2002, the Internal Revenue Service issued temporary regulations that in effect allowed us to deduct for tax purposes losses attributable to the March 1999 sale of our automotive parts subsidiary that were previously not allowed. The tax benefit of allowing the deduction of this loss amounted to approximately $970,000. In addition, we renegotiated a note receivable and certain contingent consideration in connection with a subsidiary sold in 2001 and received proceeds of $846,000 in 2002. We initially assigned no value for accounting purposes to the note receivable and contingent consideration when the loss on the disposal of the discontinued operation was first established in 2000 and when the note was first received in 2001. In addition, we entered into an agreement in the fourth quarter of 2002 to settle the Swan Matter for an amount that was approximately $200,000 less than the liability initially established for this matter. The aggregate effects of these events, net of the related tax effects, and other minor adjustments to the reserve for discontinued operations resulted in a credit to discontinued operations of $1.8 million in 2002.

Net liabilities of two of our discontinued non-operating subsidiaries included in accrued liabilities in the consolidated balance sheet as of December 31, 2002 includes the following:

Restricted asbestosis settlement cash with offsetting amount in current liabilities	$1,325
Deferred taxes	1,705
Other current liabilities primarily consisting of asbestosis settlement obligations (see Note 16)	(3,472)

Net current liabilities	$(442)

(4) RELATED PARTY TRANSACTIONS

From time to time, we charter aircraft from businesses in which a member of management is an owner. We recorded rental expense related to such arrangements, with a non-corporate officer, of $62,000 during 2003, $69,000 during 2002 and $83,000 during 2001.

As disclosed in Note 11 — Shareholders’ Equity, we purchased 1.5 million shares of our common stock from a former director for cash of $4.0 million in 2002.

We have three office building lease agreements with various shareholders and non-corporate officers. Total rental expense related to such leases was $1.6 million in 2003, $1.2 million during 2002 and $1.1 million during 2001.

Total future minimum rental under noncancelable related party operating leases as of December 31, 2003, are as follows:

2004	$1,349
2005	1,288
2006	1,304
2007	1,337
2008	1,235
Thereafter	1,485

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31:

	Useful
	Lives
	(years)	2003	2002
Land	—	$115	$115
Transportation equipment	5	422	385
Computer equipment and purchased software	3-7	9,794	8,909
Furniture and fixtures	3-7	3,794	3,797
Building and leasehold improvements	3-35	2,026	1,751

		16,151	14,957
Accumulated depreciation and amortization		(9,646)	(8,138)

Property and equipment, net		$6,505	$6,819

Depreciation expense was $2.4 million during 2003, $2.4 million during 2002 and $2.3 million during 2001.

(6) INVESTMENT SECURITY AVAILABLE-FOR-SALE

On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share, pursuant to a Tender and Voting Agreement dated February 4, 2003. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a realized gross gain of $23.2 million ($16.2 million after income taxes of $7.0 million, including the utilization for tax purposes and reduction in valuation allowance for accounting purposes related to a capital loss carryforward amounting to $1.1 million on a tax effected basis).

Our 5.6 million shares of HTE represented an ownership interest of approximately 35%. Under GAAP a 20% or more investment in the voting stock of another company creates the presumption that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. Tyler’s management previously concluded that no such influence existed. Thus, we accounted for our investment in HTE pursuant to the provisions of SFAS No. 115 and our investment in HTE was previously classified as an available-for-sale security. As of December 31, 2002, we had an unrealized holding gain of $11.4 million ($7.4 million after income tax of $4.0 million), which was included as a component of other comprehensive income.

We originally acquired the approximately 5.6 million shares of HTE common stock in 1999 in exchange for approximately 2.8 million shares of our common stock. On October 29, 2001, HTE, pursuant to the Florida “control share” statute, attempted to redeem all 5.6 million shares of HTE common stock owned by us for a cash price of $1.30 per share. We notified HTE that its purported redemption of our HTE shares was invalid and contrary to Florida law, and in any event, the calculation by HTE of fair value for our shares was incorrect. HTE then filed a complaint requesting the court to enter a declaratory judgment declaring HTE’s purported redemption of all of our HTE shares at a redemption price of $1.30 per share was lawful and to effect the redemption and cancel our HTE shares.

On September 18, 2002, the federal court issued an order declaring that HTE’s purported redemption was invalid. On September 24, 2002, we entered into a settlement agreement with HTE in which HTE agreed that it would not attempt any other redemption of our shares. In addition, HTE agreed to dismiss and release us from the tort claims it alleged against us. During 2002, we incurred approximately $704,000 of legal and other related costs associated with these matters, which are classified as other non-operating expenses in the accompanying statements of operations.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, other intangible assets and related accumulated amortization consists of the following at December 31:

	2003	2002
Gross carrying amount of acquisition intangibles:
Goodwill	$53,932	$46,298
Customer base	24,278	17,997
Software acquired	16,023	12,158
Trade name and other acquisition intangibles	1,643	163

	95,876	76,616
Accumulated amortization	(15,997)	(13,066)

Acquisition intangibles, net	$79,879	$63,550

Post acquisition software development costs	$31,208	$24,560
Accumulated amortization	(9,275)	(5,224)

Post acquisition software costs, net	$21,933	$19,336

Total amortization expense was $7.0 million during 2003, $6.1 million during 2002 and $8.6 million during 2001.

As discussed in Note 1 — Summary of Significant Accounting Policies, on January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, assembled workforce, net of related deferred taxes, is subsumed into goodwill upon the adoption of the Statement as of January 1, 2002. If we had accounted for goodwill (including workforce) under the non-amortization approach of SFAS No. 142, our net income and related per share amounts would have been as follows for the year ended December 31, 2001:

Reported net income	$269
Add back goodwill amortization, net of income taxes	2,960

Adjusted net income	$3,229

Basic and diluted net income per share	$0.01
Goodwill amortization, net of income taxes, per share	0.06

Basic and diluted net income per share	$0.07

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2003			December 31, 2002
	Gross Carrying	Weighted Average	Accumulated	Gross Carrying	Weighted Average	Accumulated
	Amount	Amortization Period	Amortization	Amount	Amortization Period	Amortization
Intangibles no longer amortized:
Goodwill	$53,932	—	$—	$46,298	—	$—
Amortizable intangibles:
Customer base	24,278	22 years	4,264	17,997	21 years	3,352
Software acquired	16,023	5 years	11,566	12,158	5 years	9,561
Trade name and other acquisition intangibles	1,643	14 years	167	163	4 years	153

The changes in the carrying amount of goodwill for the two years ended December 31, 2003 are as follows:

Balance as of December 31, 2001	$43,292
Goodwill adjustments during 2002 relating to workforce (cost of $6,191 and accumulated amortization of $2,808 at January 1, 2002), net of deferred taxes of $377, being subsumed into goodwill upon the adoption of SFAS No. 142 on January 1, 2002	3,006

Balance as of December 31, 2002	46,298
Goodwill acquired during the year	7,634

Balance as of December 31, 2003	$53,932

Estimated annual amortization expense relating to acquisition intangibles is as follows:

Year ending December 31,
2004	$2,714
2005	2,060
2006	2,060
2007	2,008
2008	1,982

(8) ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2003	2002
Accrued wages, bonuses and commissions	$9,863	$7,667
Other accrued liabilities	2,558	2,044
Accrued health claims	984	856
Accrued third party contract costs	594	69
Accrued professional fees	221	110
Current portion of long-term obligations	—	440

	$14,220	$11,186

(9) LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2003	2002
10% promissory note payable originally due January 2005	$—	$2,520
Other	—	470

Total obligations	—	2,990
Less current portion	—	440

Total long-term obligations	$—	$2,550

We paid interest of $238,000 in 2003, $377,000 in 2002 and $814,000 in 2001.

On March 5, 2002, we entered into a revolving bank credit agreement. Our credit agreement matures January 1, 2005 and provides for total availability of up to $10.0 million. Borrowings bear interest at either prime rate or at the London Interbank Offered Rate plus a margin of 3% and are limited to 80% of eligible accounts receivable. The credit agreement is secured by substantially all of our personal property, by a pledge of the common stock of our operating subsidiaries, and is also guaranteed by our operating subsidiaries. The credit agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of December 31, 2003, we are in compliance with those covenants.

At December 31, 2003, our bank had issued outstanding letters of credit totaling $7.5 million under our credit agreement to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances invested in a certificate of deposit. Our borrowing base under the credit agreement is limited by the amount of eligible receivables and is reduced by any letters of credit at December 31, 2003 not collateralized. At December 31, 2003, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $9.8 million.

(10) INCOME TAX

The income tax provision on income from continuing operations consisted of the following:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$7,710	$—	$—
State	768	485	282

	8,478	485	282
Deferred.	4,628	3,384	1,258

	$13,106	$3,869	$1,540

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for continuing operations follows:

	Years ended December 31,
	2003	2002	2001
Income tax expense at statutory rate	$13,679	$3,514	$634
State income tax, net of federal income tax benefit	499	315	183
Non-deductible amortization	—	—	635
Non-deductible business expenses	129	40	83
Utilization of capital loss carryforward	(1,114)	—	—
Other, net	(87)	—	5

	$13,106	$3,869	$1,540

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2003	2002
Deferred income tax assets:
Net operating loss carryforward	$—	$3,734
Capital loss carryforward	—	1,114
Operating expenses not currently deductible	882	865
Employee benefit plans	755	345
Minimum tax credits	—	268
Research tax credits	—	78
Other	17	—

Net deferred income tax assets before valuation allowance	1,654	6,404
Less valuation allowance	—	(1,114)

Net deferred income tax assets	1,654	5,290
Deferred income tax liabilities:
Basis difference on investment security (HTE)	—	(3,995)
Property and equipment	(111)	(167)
Intangible assets	(13,093)	(8,344)
Other	(96)	—

Total deferred income tax liabilities	(13,300)	(12,506)

Net deferred income tax liabilities	$(11,646)	$(7,216)

In 2003, we utilized our capital loss carryforward of $1.1 million on a tax-effected basis in connection with a realized gain from the sale of our investment in HTE. See Note 6 — Investment Security Available-For-Sale.

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2003 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

We paid income taxes, net of refunds received, of $6.5 million in 2003, $455,000 in 2002 and $273,000 in 2001.

(11) SHAREHOLDERS’ EQUITY

In April 2003, we commenced a modified Dutch Auction tender offer to purchase up to 4.2 million shares of our common stock at a price not greater than $4.00 and not less than $3.60 per share. In accordance with the Securities and Exchange Commission rules, we had the right to purchase an additional amount of shares not to exceed 2% of our outstanding shares (approximately 907,000 shares) without amending or extending our offer. Approximately 6.0 million shares of common stock were properly tendered and not withdrawn at prices at or below $4.00 per share. We exercised our right to purchase an additional 2% of our outstanding shares without amending or extending our offer. As a result, in May 2003, we purchased 5.1 million shares of our common stock at a cash purchase price of $4.00 per share and transaction costs of approximately $150,000, for a total cost of $20.6 million. The final shares purchased reflect a pro-ration factor equal to 85% of the shares tendered.

In 2003, we also repurchased in the open market 912,800 shares of our common stock for an aggregate purchase price of $3.5 million. Subsequent to December 31, 2003 and through February 20, 2004, we have repurchased 80,600 shares for an aggregate purchase price of $784,000. As of February 20, 2004 we have authorization from our Board of Directors to repurchase up to 1.9 million additional shares of Tyler common stock.

In August 2003, Sanders Morris Harris Inc. (“SMH”) exercised its warrant issued in May 2000 to purchase 333,380 shares of our common stock. The exercise price per share was $3.60 payable either in cash or by the surrender of shares subject to the warrant with a value equal to the aggregate exercise price as determined by the market price of our stock on the date of exercise. On August 27, 2003, SMH exercised the full amount of the warrant by way of cashless exercise and was issued, on a net basis, 145,413 shares of our common stock from our treasury.

In November 2003, we exchanged a warrant issued in July 1997 to purchase 2.0 million shares of our common stock at $2.50 per share into six separate warrants to purchase a total of 2.0 million shares of our common stock at $2.50 per share. Subsequent to the exchange, several parties exercised their warrants to purchase 375,000 shares of our common stock by way of cashless exercise and were issued, on a net basis, 247,620 shares of our common stock from our treasury. As of December 31, 2003, we have warrants outstanding to purchase 1.6 million shares of our common stock at $2.50 per share. These warrants expire in September 2007.

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

(12) STOCK OPTION PLAN

We have a stock option plan that provides for the grant of stock options to key employees and directors. Options become fully exercisable after three to six years of continuous employment and expire ten years after the grant date. Once exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. As of December 31, 2003, there were 168,000 shares available for future grants under the plan from the original 6.5 million shares approved by the stockholders.

The following table summarizes our stock option plan’s transactions for the three-year period ended December 31, 2003:

	Number of	Weighted-Average
	Shares	Exercise Prices
Options outstanding at December 31, 2000	3,494	$5.08
Granted	2,185	1.70
Forfeited	(933)	5.18
Exercised	(108)	2.13

Options outstanding at December 31, 2001	4,638	3.54
Granted	280	4.86
Forfeited	(322)	5.65
Exercised	(491)	3.29

Options outstanding at December 31, 2002	4,105	3.49
Granted	1,184	4.92
Forfeited	(105)	2.49
Exercised	(554)	3.01

Options outstanding at December 31, 2003	4,630	$3.94
Exercisable options:
December 31, 2001	1,504	$5.20
December 31, 2002	1,910	4.26
December 31, 2003	2,408	4.02

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

			Weighted Average		Weighted Average
	Weighted Average	Number of	Price of	Number of	Price of
Range of Exercise	Remaining	Outstanding	Outstanding	Exercisable	Exercisable
Prices	Contractual Life	Options	Options	Options	Options
$0.00 - $2.19	7.3years	1,591	$1.64	922	$1.63
2.19 - 3.28	7.3	120	2.62	61	2.62
3.28 - 4.38	6.6	499	3.96	291	3.97
4.38 - 5.47	7.9	1,710	4.87	564	5.27
5.47 - 6.56	4.7	421	6.19	384	6.23
6.56 - 7.66	4.2	150	7.63	150	7.63
7.66 - 8.75	8.0	16	7.70	6	7.75
8.75 - 9.84	9.9	93	8.97	—	—
9.84 - 10.19	4.3	30	10.19	30	10.19

(13) EARNINGS PER SHARE

Basic earnings and diluted earnings per share data was computed as follows:

	Years Ended December 31,
	2003	2002	2001
Numerator:
Income from continuing operations for basic and diluted earnings per share	$25,978	$6,172	$272
Denominator:
Denominator for basic earnings per share —
Weighted-average shares	42,547	47,136	47,181
Effect of dilutive securities:
Employee stock options	1,496	1,386	593
Warrants	992	971	210

Potentially dilutive shares	2,488	2,357	803

Denominator for diluted earnings per share — Adjusted weighted-average shares	45,035	49,493	47,984

Basic earnings per share from continuing operations	$0.61	$0.13	$0.01

Diluted earnings per share from continuing operations	$0.58	$0.12	$0.01

Stock options representing the right to purchase common stock of 1.1 million shares during 2003, 1.3 million shares during 2002 and 2.3 million shares during 2001 had exercise prices greater than the average quoted market price of our common stock. These options were outstanding during 2003, 2002 and 2001, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Additionally, warrants to purchase 333,380 shares of our common stock were not included in the computation of diluted earnings per share in 2001 because the effect would have been antidilutive.

(14) LEASES

We primarily lease offices for use in our operations as well as transportation, computer and other equipment. Most of these leases are noncancelable operating lease agreements and expire at various dates through 2013. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.

Rent expense was approximately $4.3 million in 2003, $3.4 million in 2002 and $2.8 million in 2001.

Future minimum lease payments under all noncancelable leases at December 31, 2003 are as follows:

Operating
Fiscal Year	Leases
2004	$4,407
2005	4,061
2006	3,454
2007	3,289
2008	3,149
Thereafter	8,534

$26,894

(15) EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 15% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 2% of an employee’s compensation to the plan. We made contributions to the plan and charged continuing operations $931,000 during 2003, $881,000 during 2002 and $868,000 during 2001.

(16) COMMITMENTS AND CONTINGENCIES

One of our non-operating subsidiaries, Swan Transportation Company (“Swan”), has been involved in various claims raised by former employees of a foundry that was owned by an affiliate of Swan and Tyler prior to December 1995. These claims are for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts. On December 20, 2001, Swan filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and on July 22, 2003, the United

States Bankruptcy Court for the District of Delaware entered a confirmation order approving a plan of reorganization for Swan. On December 23, 2003, Tyler, in accordance with the terms of the plan of reorganization, transferred the stock of Swan to the Swan Asbestos and Silica Trust (“Trust”), an unaffiliated entity that will oversee the processing and payment of all present and future claims related to the foundry. The Trust is to be principally funded by the insurance carriers of Swan and/or Tyler. Also on December 23, 2003, Tyler paid $1.48 million to the Trust in full and final satisfaction of its obligations under the plan of reorganization. Under the terms of the plan of reorganization, Tyler was released from all liability for claims associated with the once-owned foundry and any claimant is barred from asserting any such claim, either now or in the future, against Tyler and its affected affiliates.

We initially provided for estimated claim settlement costs when minimum levels could be reasonably estimated. If the best estimate of claim costs could only be identified within a range and no specific amount within that range could be determined more likely than any other amount within the range, the minimum of the range was accrued. Legal and related professional services costs to defend litigation of this nature have been expensed as incurred.

Other than ordinary course, routine litigation incidental to our business, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

(17) QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables contain selected financial information from unaudited consolidated statements of operations for each quarter of 2003 and 2002.

	Quarter Ended
	2003				2002
	Dec. 31	Sept. 30	June 30	Mar. 31(A)	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$39,120	$37,874	$36,135	$32,325	$36,396	$34,974	$33,605	$28,922
Gross profit	15,856	15,470	13,863	11,644	14,228	12,312	11,708	9,734
Income from continuing operations before income taxes	5,617	5,253	3,214	25,000	4,086	2,922	2,116	917
Income from continuing operations	3,468	3,233	1,981	17,296	2,581	1,739	1,290	562
Income from discontinued operations	424	—	—	—	1,817	—	—	—

Net income	$3,892	$3,233	$1,981	$17,296	$4,398	$1,739	$1,290	$562

Diluted earnings from continuing operations	$0.08	$0.07	$0.04	$0.36	$0.05	$0.04	$0.03	$0.01
Diluted earnings from discontinued operations	0.01	—	—	—	0.04	—	—	—

Net earnings per diluted share	$0.09	$0.07	$0.04	$0.36	$0.09	$0.04	$0.03	$0.01

Shares used in computing diluted earnings per share	44,502	43,181	44,796	47,738	48,482	49,372	50,405	49,725

(A)	On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of HTE common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million for the year ended December 31, 2003).

TYLER TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Years ended December 31,
	2003	2002	2001
Allowance For Losses — Accounts Receivable
Balance at beginning of year	$690	$1,275	$1,505
Additions charged to costs and expenses	1,104	727	1,681
Deductions for accounts charged off or credits issued.	(700)	(1,312)	(1,911)

Balance at end of year	$1,094	$690	$1,275

Valuation Allowance — Deferred Tax Assets	Years ended December 31,
	2003	2002	2001
Balance at beginning of year	$1,114	$1,690	$3,657
Utilization of capital loss carryforward	(1,114)	(99)	—
Adjustment to actual capital loss carryforwards arising from a previous sale	—	1,114	—
Change in basis difference on investment security	—	(1,591)	(1,967)

Balance at end of year	$—	$1,114	$1,690