Form 10-Q
period 2004-03-31
TYLER TECHNOLOGIES INC
filed 2004-04-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-10485

TYLER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2303920 (I.R.S. employer identification no.)

5949 SHERRY LANE, SUITE 1400
DALLAS, TEXAS
75225
(Address of principal executive offices)
(Zip code)

(972) 713-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Number of shares of common stock of registrant outstanding at April 27, 2004: 41,479,290

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues:
Software licenses	$6,852	$5,460
Software services	11,602	7,706
Maintenance	13,581	10,935
Appraisal services	7,954	6,751
Hardware and other	1,473	1,473

Total revenues	41,462	32,325
Cost of revenues:
Software licenses	2,017	1,544
Software services and maintenance	17,324	13,282
Appraisal services	6,332	4,748
Hardware and other	964	1,107

Total cost of revenues	26,637	20,681

Gross profit	14,825	11,644
Selling, general and administrative expenses	10,527	9,101
Amortization of acquisition intangibles	922	785

Operating income	3,376	1,758
Realized gain on sale of investment in H.T.E., Inc.	—	23,233
Other income (expense), net	102	9

Income before income taxes	3,478	25,000
Income tax provision	1,387	7,704

Net income	$2,091	$17,296

Earnings per common share:
Basic	$0.05	$0.38

Diluted	$0.05	$0.36

Basic weighted average common shares outstanding	41,468	45,951
Diluted weighted average common shares outstanding	45,062	47,738

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,539	$10,268
Short-term investments available-for-sale	11,747	11,669
Accounts receivable (less allowance for losses of $1,108 in 2004 and $1,094 in 2003)	36,727	38,411
Prepaid expenses and other current assets	4,681	4,237
Deferred income taxes	1,536	1,536

Total current assets	67,230	66,121
Property and equipment, net	6,238	6,505
Other assets:
Certificate of deposit	7,500	7,500
Goodwill	53,197	53,932
Customer base, net	19,724	20,014
Software, net	25,880	26,390
Trade name, net	1,450	1,476
Sundry	331	314

	$181,550	$182,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,637	$2,378
Accrued liabilities	11,613	14,220
Deferred revenue	34,489	34,020
Income taxes payable	552	530

Total current liabilities	49,291	51,148
Deferred income taxes	13,182	13,182
Minority interest	4	15
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2004 and 2003	481	481
Additional paid-in capital	155,673	156,201
Accumulated deficit	(12,461)	(14,552)
Accumulated other comprehensive loss, net of income taxes	(17)	(32)
Treasury stock, at cost; 6,697,554 and 6,703,763 shares in 2004 and 2003, respectively	(24,603)	(24,191)

Total shareholders’ equity	119,073	117,907

	$181,550	$182,252

See accompanying notes

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,091	$17,296
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,901	2,154
Realized gain on sale of investment in H.T.E., Inc.	—	(23,233)
Discontinued operations – non-cash charges and changes in operating assets and liabilities	—	(37)
Changes in operating assets and liabilities, exclusive of effects of acquired companies and discontinued operations	662	3,925

Net cash provided by operating activities	5,654	105

Cash flows from investing activities:
Proceeds from sale of investment in H.T.E., Inc.	—	39,333
Purchases of short-term investments	(49)	(15,001)
Cost of acquisitions	(303)	—
Investment in software development costs	(1,451)	(1,782)
Additions to property and equipment	(357)	(319)
Other	(32)	(126)

Net cash (used) provided by investing activities	(2,192)	22,105

Cash flows from financing activities:
Payments on notes payable	(18)	(2,662)
Purchase of treasury shares	(1,784)	(3,298)
Proceeds from exercise of stock options	611	50

Net cash used by financing activities	(1,191)	(5,910)

Net increase in cash and cash equivalents	2,271	16,300
Cash and cash equivalents at beginning of period	10,268	13,744

Cash and cash equivalents at end of period	$12,539	$30,044

See accompanying notes

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2004 and December 31, 2003 and operating result amounts are for the three months ended March 31, 2004 and 2003, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2003. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in SFAS (Statement of Financial Accounting Standards) No. 131, “Disclosures About Segments of an Enterprise and Related Information” to be presented as one segment.

(2)	Acquisitions

During December 2003 we acquired one company, Eden Systems, Inc. (“Eden”) and certain assets of a business that provides forms software to users of some of our software products. The results of these acquisitions have been included in our condensed consolidated financial statements since their respective dates of acquisition. We acquired 95% of the outstanding common stock of Eden on December 2, 2003. Eden provides financial, personnel and citizen services applications software for local governments similar to our financial and city solutions products. We believe Eden’s products and expertise will complement our business model and give us additional opportunities to provide our customers with solutions tailored specifically for local governments. In particular, the addition of Eden considerably increases our presence in the western part of the United States.

Following is a summary of our 2003 acquisitions:

		Shares of	Value of				Customer Related
Company	Cash	Common Stock	Common Stock	Goodwill	Software	Trade Name	Intangibles
Eden	$10,064	237	$1,938	$4,913	$3,710	$1,180	$6,281
Other	2,400	60	500	1,985	155	300	—

Total	$12,464	297	$2,438	$6,898	$3,865	$1,480	$6,281

Cash paid for acquisitions excludes acquired Eden cash balances of approximately $2.1 million and includes a payment in cash of $303,000 paid during the three months ended March 31, 2004 and $52,000 to be paid subsequent to March 31, 2004. The value of the Tyler common stock was determined based on the average market price of Tyler’s common shares over the ten-day period before the terms of the acquisition were agreed to and announced.

Pursuant to the agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and Tyler was also granted the right to “call” the remaining shares. In January 2004, Tyler purchased 500 shares for $145,000, which increased our ownership of the outstanding common stock of Eden from 95% to 96%. The remaining option becomes effective for thirty days beginning July 1, 2004 to purchase the remaining 2,000 shares at a purchase price of $580,000.

The decline in goodwill of $736,000 to $6.9 million at March 31, 2004, from $7.6 million at December 31, 2003, reflects adjustments relating to results of our valuation of intangible assets, additional purchase of shares pursuant to our call right and the valuation at estimated fair value of our other obligations assumed.

The following unaudited pro forma information presents the consolidated results of operations as if our acquisition of Eden occurred as of the beginning of 2003, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects. Pro forma information does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction or event occurred on the dates specified, or to project our results of operations for any future period.

Three months ended
March 31, 2003
Revenues	$34,863
Net income	$17,257
Net income per diluted share	$0.36

Pro forma results of operations for the three months ended March 31, 2003, include the realized gain on the sale of our investment in H.T.E., Inc. of $16.2 million (net of income taxes of $7.0 million), or $0.34 per diluted share. See Note 4 – Investment in H.T.E., Inc.

(3)	Cash, Cash Equivalents, Short-term Investments and Other

Cash equivalents include items almost as liquid as cash, such as money market investments and certificates of deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase. For purposes of the statements of cash flows, we consider all investments with original maturities of three months or less to be cash equivalents.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. We have classified these investments in bond funds as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of the securities is determined using the average cost method.

Short-term investments, classified as available-for-sale, are summarized as follows as of March 31, 2004:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$5,860	$23	$—	$5,883
Fixed income securities mutual fund	5,907	—	(43)	5,864

	$11,767	$23	$(43)	$11,747

Short-term investments, classified as available-for-sale, are summarized as follows as of December 31, 2003:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$5,843	$—	$(6)	$5,837
Fixed income securities mutual fund	5,875	—	(43)	5,832

	$11,718	$—	$(49)	$11,669

There were no realized gains or losses during the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004, the aforementioned short-term investments earned interest income and dividends of $49,000. No interest or dividends were earned during the three months ended March 31, 2003.

We have $7.5 million invested in a certificate of deposit with a maturity date in excess of one year included in other assets of which $5.3 million is restricted to collateralize letters of credit required under our surety bond program. These letters of credit expire in 2004.

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

(5)	Shareholders’ Equity

During the three months ended March 31, 2004, we purchased 191,300 shares of our common stock for an aggregate purchase price of $1.8 million. We currently have authorization from our board of directors to repurchase up to 1.8 million additional shares of Tyler common stock.

We also issued 181,729 shares of common stock and received $611,000 in aggregate proceeds, upon exercise of stock options during the first three months of 2004.

In March 2004, one of our warrant holders exercised his warrant to purchase 21,234 shares of our common stock by way of cashless exercise and was issued on a net basis, 15,780 shares of our common stock from our treasury. As of March 31, 2004, we have warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share. These warrants expire in September 2007.

(6)	Income Tax Provision

For the three months ended March 31, 2004 we had an income tax provision of $1.4 million compared to $7.7 million for the three months ended March 31, 2003. The income tax provision for the three months ended March 31, 2003, included $7.0 million (after utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) related to the realized gain from the sale of our investment in HTE. See Note 4 – Investment in H.T.E., Inc. We had an effective income tax rate of 39.9% for the three months ended March 31, 2004, compared to an effective income tax rate of 30.8% for the same period in the prior year. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds of $1.2 million in the first three months ended March 31, 2004 compared to $150,000 in the prior year.

(7)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$2,091	$17,296
Denominator:
Weighted-average basic common shares outstanding	41,468	45,951
Assumed conversion of dilutive securities:
Employee stock options	2,389	1,089
Warrants	1,205	698

Potentially dilutive common shares	3,594	1,787

Weighted-average common shares outstanding, assuming full dilution	45,062	47,738

Basic earnings per share	$0.05	$0.38

Diluted earnings per share	$0.05	$0.36

(8)	Stock Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and related interpretations including FIN 44 (FASB Interpretation No. 44), “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in June 2000. Under APB No. 25’s intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award’s intrinsic value – the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore we have not recorded any compensation expense related to grants of stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

	Three months ended
	March 31,
	2004	2003
Net income	$2,091	$17,296
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related tax benefit	446	456

Pro forma net income	$1,645	$16,840

Basic earnings per share:
As reported	$0.05	$0.38

Pro forma	$0.04	$0.37

Diluted earnings per share:
As reported	$0.05	$0.36

Pro forma	$0.04	$0.35

(9)	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
	March 31,
	2004	2003
Net income	$2,091	$17,296
Other comprehensive income:
Change in fair value of short-term investments available-for-sale (net of taxes of $10)	15	—
Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense of $3,995)	—	(7,418)

Total comprehensive income	$2,106	$9,878

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler’s filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2003. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should”, “projects”, “forecast”, “might”, “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (GAAP) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2003 regarding expanded information about our critical accounting policies and estimates.

ANALYSIS OF RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three months ended March 31, 2004 and 2003. On December 2, 2003, we acquired 95% ownership of Eden Systems, Inc (“Eden”) and their operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the three months ended March 31, 2004 includes the operating results of Eden, while the three months ended March 31, 2003 does not. This information should be considered when comparing to financial results of 2003. See Note 2 in the Notes to the Condensed Consolidated Financial Statements.

Revenues

The following table sets forth, for the periods indicated, a year-over-year comparison of the key components of our revenues:

	First Quarter				First Quarter 2004 vs.
		% of		% of	First Quarter 2003
($ in thousands)	2004	Total	2003	Total	$	%
Software licenses	$6,852	17%	$5,460	17%	$1,392	25%
Software services	11,602	28	7,706	24	3,896	51
Maintenance	13,581	33	10,935	34	2,646	24
Appraisal services	7,954	19	6,751	21	1,203	18
Hardware and other	1,473	3	1,473	4	—	—

Total revenues	$41,462	100%	$32,325	100%	$9,137	28%

Software licenses. The increase in software license revenues is due to the following factors:

•	Increased sales of our financial and city solutions software licenses (excluding Eden) of approximately $460,000. This increase was due to a combination of geographic expansion on the west coast, Florida and South Carolina and to a larger implementation staff, which has allowed us to install software licenses more quickly. In addition, during the first three months of 2003, we released a new version of one of our county tax products for our customers in the Midwest, which is generating slightly larger contracts than the previous county tax product;

•	Our property appraisal and tax division installed an Automated Valuation Model (“AVM”) at the Valuation Office Agency of the United Kingdom under a subcontract agreement. The amount of the license totaled approximately $450,000 which we recorded upon customer acceptance in the first quarter of 2004. The AVM will assist the United Kingdom’s Valuation Office in valuing over 21 million domestic properties in preparation for the assessment of the Valuation Office’s Council Tax, which is similar to local property taxes in the United States;

•	In March 2004, we released Orion, our newly developed n-tier web-based tax collections product. Orion is built on the same technology platform as our Odyssey Courts product. During March, after receiving customer acceptance, we recognized Orion licenses of approximately $330,000 at three initial sites; and

•	Eden generated approximately $300,000 of license revenue during the three months ended March 31, 2004, primarily consisting of financial and city solutions software.

Software services. Higher software services revenues were attributable to the following factors:

•	Software services related to property appraisal and tax software rose $1.4 million which included $700,000 related to the installation of an AVM at the Valuation Office Agency of the United Kingdom. Property appraisal and tax software services also included approximately $300,000 related to Orion.

•	Higher software license sales in the first quarter 2004 compared to the first quarter 2003. Typically, contracts for software license include services such as installation of the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software. Increased training staff also allowed for faster implementation of our backlog; and

•	Eden recorded $1.9 million of software services revenue for the three months ended March 31, 2004.

Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues for the three months ended March 31, 2004 included $890,000 from Eden. Excluding the impact from Eden, maintenance revenues increased 16% due to growth in our installed customer base and slightly higher rates on certain product lines.

Appraisal services. The increase is related to the progression of several major appraisal contracts. In March 2003, we signed a new six-year contract to provide Nassau County, New York Board of Assessors (“Nassau County Extension”) with updated property assessments and additional property appraisal and tax software. The following table contains the appraisal services revenues for significant contracts for the periods presented:

	Appraisal revenue recorded
	First Quarter		Total appraisal	Appraisal revenues
			revenues	recognized	Anticipated Contract
($ in thousands)	2004	2003	per contract	to date	completion date
Lake County, Indiana	$—	$2,600	$15,300	$15,300	Third quarter 2003
Lake County Hearings	860	—	2,950	2,700	Estimated June 2004
Nassau County Extension	1,700	375	25,300	7,000	Estimated December 2008
Franklin County, Ohio	1,600	—	9,100	4,300	Estimated mid-2005

Cost of Revenues and Gross Margins

The following table sets forth, for the periods indicated, a comparison of the key components of our cost of revenues and gross margins, and those components stated as a percentage of related revenues:

	First Quarter				First Quarter 2004 vs.
		% of related		% of related	First Quarter 2003
($ in thousands)	2004	revenues	2003	revenues	$	%
Software licenses	$2,017	29%	$1,544	28%	$473	31%
Software services and maintenance	17,324	69	13,282	71	4,042	30
Appraisal services	6,332	80	4,748	70	1,584	33
Hardware and other	964	65	1,107	75	(143)	(13)

Total cost of revenues	$26,637	64%	$20,681	64%	$5,956	29%

Overall gross margin	36%		36%

Cost of software license revenues. The increase is related to the general release of several software development products and the commencement of the related amortization expense. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs. During the three months ended March 31, 2004, we recorded approximately $419,000 of amortization expense related to our Odyssey Courts product compared to none during the same period in 2003, as the product was released in September 2003. In addition, we released the Orion product in late March 2004 and so the amortization reflected in these financial statements was nominal.

Cost of software services and maintenance revenues. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities. Cost of software services and maintenance for the three months ended March 31, 2004 includes $1.9 million related to Eden. Excluding Eden, cost of software services and maintenance increased $2.2 million or 16%. The increase in costs is consistent with higher software services and maintenance revenues for the same periods, although software services and maintenance revenues grew at a more rapid rate than the cost of those revenues, which is reflective of more efficient utilization of our support and maintenance staff and economies of scale.

Cost of appraisal services revenues.

The increase in the cost of appraisal revenue is due to the use of sub-contractors to supplement our appraisal staff on some of our larger contracts. The nature and timing of these contracts required us to retain staff on either short notice or with specific qualifications which increased the associated costs as a percentage of appraisal revenue.

Gross margin.

Our overall gross margin remained constant compared to the prior year. Gross margin on software services and maintenance revenues improved slightly reflecting a more efficient utilization of our support and maintenance staff and economies of scale. The improvement in software services and maintenance gross margin was slightly offset by a decline in appraisal margin due to the use of sub-contractors since the margins on work performed by sub-contractors are inherently lower.

Selling, General and Administrative Expenses

The following table sets forth, for the periods indicated, quarter-over-quarter comparison of our selling, general and administrative expenses (SG&A):

	First Quarter				First Quarter 2004 vs.
					First Quarter 2003
		% of		% of
($ in thousands)	2004	revenues	2003	revenues	$	%
Selling, general and administrative expenses	$10,527	25%	$9,101	28%	$1,426	16%

The increase in selling, general and administrative expenses is a result of the following factors:

• Cost to comply with corporate governance and public disclosure requirements of the Sarbanes Oxley Act of 2002 and New York Stock Exchange rules, including those associated with documenting and testing internal controls;

• Increased advertising and marketing expenses, primarily related to new sales territories such as the western United States; and

• Higher research and development costs.

During the first quarter of 2004, SG&A included $1.0 million incurred by Eden. Excluding those costs, SG&A increased 5% for the three months ended March 31, 2004 compared to the same period in 2003 and was also 25% of revenues excluding Eden revenues. SG&A expenses as a percent of sales comparisons were positively impacted by higher sales volume.

Amortization of Acquisition Intangibles

The following table sets forth, for the periods indicated, a year-over-year comparison of amortization of acquisition intangibles:

			First Quarter 2004 vs.
	First Quarter		First Quarter 2003
($ in thousands)	2004	2003	$	%
Amortization of acquisition intangibles	$922	$785	$137	17%

The increase in amortization is related to the acquisition intangibles recorded related to the acquisition of Eden in December 2003. This increase was offset somewhat by certain intangible assets recorded for previous acquisitions which became fully amortized in 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer base and trade name with the remainder allocated to goodwill that is not subject to amortization.

Realized Gain on Sale of Investment in H.T.E., Inc.

On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.34 per diluted share after income taxes of $7.0 million) for the three months ended March 31, 2003.

Other Income (Expense), Net

The following table sets forth, for the periods indicated, a comparison of the key components of other income (expense), net:

			First Quarter 2004 vs.
	First Quarter		First Quarter 2003
($ in thousands)	2004	2003	$	%
Interest income	$141	$48	$93	194%
Interest expense	(51)	(39)	(12)	31
Minority interest	8	—	8	100
Other	4	—	4	100

	$102	$9

The increase in interest income is related to higher invested cash balances during the three months ended March 31, 2004 compared to the same period in 2003. In late March 2003, we received $39.3 million in cash upon the sale of our investment in HTE. In addition, throughout 2003, we collected proceeds from the exercise of stock options and cash generated from operations. During 2003, those increases in cash were offset by payments of $24.1 million for repurchase of a total of approximately 6.0 million shares of our common stock and cash payments of approximately $12.5 million for two acquisitions made in December 2003, the most significant of which is Eden.

Income Tax Provision

The following table sets forth, for the periods indicated, a year-over-year comparison of our income tax provision:

			First Quarter 2004 vs.
	First Quarter		First Quarter 2003
($ in thousands)	2004	2003	$	%
Income tax provision	$1,387	$7,704	$(6,317)	(82)%
Effective income tax rate	39.9%	30.8%

The income tax provision for the first quarter of 2003 includes income tax expense of approximately $7.0 million relating to the realized gain from the sale of our investment in HTE (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax-effected basis). For the three months ended March 31, 2003, we had an effective income tax rate of 38.8% (excluding the effect of the HTE gain). The effective income tax rates for the three months ended March 31, 2004 and 2003, were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

Net Income

The following table sets forth, for the periods indicated, a comparison of our net income, earnings per diluted share, and diluted weighted average shares outstanding:

			First Quarter 2004 vs.
	First Quarter		First Quarter 2003
($ and shares in thousands, except
per share data)	2004	2003	$	%
Net income	$2,091	$17,296	$(15,205)	(88)%
Earnings per diluted share	0.05	0.36	(0.31)	(86)
Diluted weighted shares outstanding	45,062	47,738	(2,676)	(6)

Net income for the three months ended March 31, 2003 included a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE, which had a diluted earnings per share effect of $0.34 per share.

The decrease in the diluted weighted average shares outstanding is the result of the repurchase of approximately 5.1 million shares of our common stock through our modified Dutch Auction tender offer in May 2003. This repurchase was offset by the exercise of 1.1 million employee stock options and warrants between March 31, 2003 and March 31, 2004 and the issuance of approximately 300,000 shares for acquisitions in December 2003.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2004, our balance in cash and cash equivalents was $12.5 million and we had short-term investments of $11.7 million, compared to cash and cash equivalents of $10.3 million and short-term investments of $11.7 million at December 31, 2003. Cash increased primarily due to continued strong collections of receivables, specifically those related to maintenance contracts that were billed early in the first quarter of 2004. At March 31, 2004, our days sales outstanding (“DSOs”) were 80 compared to DSOs of 88 at December 31, 2003. The decrease in DSOs is due primarily to the collection of several large invoices from our property appraisal and tax clients. DSOs are determined based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

On March 5, 2002, we entered into a $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, the credit agreement contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of March 31, 2004, we were in compliance with those covenants.

At March 31, 2004, we had no outstanding bank borrowings under the credit agreement and our bank had issued letters of credit totaling $5.3 million to secure surety bonds required by some of our customer contracts. All of the outstanding letters of credit were collateralized with a certificate of deposit; thus, we had available credit of $10.0 million under the credit agreement.

During the three months ended March 31, 2004, we purchased 191,300 shares of our common stock for an aggregate purchase price of $1.8 million. We currently have authorization to repurchase up to 1.8 million additional shares of Tyler common stock. A summary of the repurchase activity during the first quarter 2004 is as follows:

			Maximum number
	Total number	Average	of shares that may
	of shares	price paid	be purchased under
Period	purchased	per share	current authorization
January 1 through January 31	32,500	$10.02	1,948,000
February 1 through February 29	137,800	9.22	1,810,000
March 1 through March 31	21,000	9.03	1,789,000

Total first quarter	191,300	$9.33	1,789,000

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

During the three months ended March 31, 2004, we made capital expenditures of $1.8 million, including $1.5 million for software development costs. The other expenditures related to computer equipment and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

We made federal and state income tax payments, net of refunds of $1.2 million in the first three months ended March 31, 2004 compared to $150,000 in the comparable prior year.

During the three months ended March 31, 2004, we received $611,000 from the exercise of options to purchase 182,000 shares of our common stock under our employee stock option plan.

Pursuant to our purchase agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were also granted the right to “call” the remaining shares. In January 2004, we purchased 500 shares for $145,000. The remaining option becomes effective for thirty days beginning July 1, 2004 to purchase the remaining 2,000 shares at a purchase price of $580,000.

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

ITEM 4. Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) believe, based on an evaluation performed under the supervision and with the participation of management, including our CEO and CFO, that the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that material information relating to Tyler Technologies, Inc. is made known to them by others within our Company during the period in which this Report on Form 10-Q was being prepared. There have been no material changes in our internal controls over financial reporting that occurred during the period covered by the quarterly report which materially affected, or would be reasonably likely to affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the three months ended March 31, 2004:

Form 8-K	Item
Report Date	Reported	Exhibits Filed
2/26/04	5	News release issued by Tyler Technologies, Inc. dated February 25, 2004 announcing our operating results for the three months and year ended December 31, 2003

Item 3 of Part I and Items 1, 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

By: /s/ Theodore L. Bathurst Theodore L. Bathurst Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

By: /s/ Terri L. Alford Terri L. Alford Controller (principal accounting officer and an authorized signatory)

Date: April 29, 2004