Form 10-Q
period 2004-06-30
TYLER TECHNOLOGIES INC
filed 2004-07-30
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)  No  (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  (X)  No  (   )

Number of shares of common stock of registrant outstanding at July 27, 2004: 41,305,194

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$7,403	$6,157	$14,255	$11,617
Software services	13,274	9,541	24,876	17,247
Maintenance	14,657	11,698	28,238	22,633
Appraisal services	7,045	7,356	14,999	14,107
Hardware and other	1,884	1,383	3,357	2,856

Total revenues	44,263	36,135	85,725	68,460
Cost of revenues:
Software licenses	2,229	1,519	4,246	3,063
Software services and maintenance	18,662	14,565	35,855	27,847
Appraisal services	4,895	5,139	11,227	9,887
Hardware and other	1,377	1,049	2,472	2,156

Total cost of revenues	27,163	22,272	53,800	42,953

Gross profit	17,100	13,863	31,925	25,507
Selling, general and administrative expenses	11,412	10,061	21,939	19,162
Amortization of acquisition intangibles	670	725	1,592	1,510

Operating income	5,018	3,077	8,394	4,835
Realized gain on sale of investment in H.T.E., Inc.	—	—	—	23,233
Other income, net	41	137	143	146

Income before income taxes	5,059	3,214	8,537	28,214
Income tax provision	2,084	1,233	3,471	8,937

Net income	$2,975	$1,981	$5,066	$19,277

Earnings per common share:
Basic	$0.07	$0.05	$0.12	$0.43

Diluted	$0.07	$0.04	$0.11	$0.42

Basic weighted average common shares outstanding	41,420	42,881	41,443	44,408
Diluted weighted average common shares outstanding	44,803	44,796	44,931	46,259

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$17,981	$10,268
Short-term investments available-for-sale	9,736	11,669
Accounts receivable (less allowance for losses of $860 in 2004 and $1,094 in 2003)	42,476	38,411
Prepaid expenses and other current assets	4,953	4,237
Deferred income taxes	1,536	1,536

Total current assets	76,682	66,121
Property and equipment, net	6,375	6,505
Other assets:
Certificate of deposit	7,500	7,500
Goodwill	53,212	53,932
Customer base, net	19,435	20,014
Software, net	25,024	26,390
Trade name, net	1,422	1,476
Sundry	292	314

	$189,942	$182,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,570	$2,378
Accrued liabilities	11,987	14,220
Deferred revenue	39,588	34,020
Income taxes payable	324	530

Total current liabilities	56,469	51,148
Deferred income taxes	13,182	13,182
Minority interest	36	15
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2004 and 2003	481	481
Additional paid-in capital	154,185	156,201
Accumulated deficit	(9,486)	(14,552)
Accumulated other comprehensive loss, net of income taxes	(47)	(32)
Treasury stock, at cost; 6,730,605 and 6,703,763 shares in 2004 and 2003, respectively	(24,878)	(24,191)

Total shareholders’ equity	120,255	117,907

	$189,942	$182,252

See accompanying notes

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,066	$19,277
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,768	4,281
Realized gain on sale of investment in H.T.E., Inc.	—	(23,233)
Discontinued operations – non-cash charges and changes in operating assets and liabilities	—	(88)
Changes in operating assets and liabilities, exclusive of effects of acquired companies and discontinued operations	2,116	5,514

Net cash provided by operating activities	12,950	5,751

Cash flows from investing activities:
Proceeds from sale of investment in H.T.E., Inc.	—	39,333
Proceeds from sale of short-term investments	2,000	3,000
Purchases of short-term investments	(99)	(15,113)
Cost of acquisitions	(366)	—
Investment in software development costs	(2,530)	(3,450)
Additions to property and equipment	(1,122)	(773)
Other	69	(562)

Net cash (used) provided by investing activities	(2,048)	22,435

Cash flows from financing activities:
Payments on notes payable	(27)	(2,891)
Purchase of treasury shares	(4,708)	(23,868)
Proceeds from exercise of stock options	1,546	265

Net cash used by financing activities	(3,189)	(26,494)

Net increase in cash and cash equivalents	7,713	1,692
Cash and cash equivalents at beginning of period	10,268	13,744

Cash and cash equivalents at end of period	$17,981	$15,436

See accompanying notes

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2004 and December 31, 2003 and operating result amounts are for the three and six months ended June 30, 2004 and 2003, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2003. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

Following is a summary of our 2003 acquisitions:

		Shares of	Value of				Customer Related
Company	Cash	Common Stock	Common Stock	Goodwill	Software	Trade Name	Intangibles
Eden	$10,080	237	$1,938	$4,929	$3,710	$1,180	$6,281
Other	2,400	60	500	1,985	155	300	—

Total	$12,480	297	$2,438	$6,914	$3,865	$1,480	$6,281

Cash paid for acquisitions excludes acquired Eden cash balances of approximately $2.1 million and includes payments in cash of $366,000 paid during the six months ended June 30, 2004. The value of the Tyler common stock was determined based on the average market price of Tyler’s common shares over the ten-day period before the terms of the acquisition were agreed to and announced.

Pursuant to the agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and Tyler was also granted the right to “call” the remaining shares. In January 2004, Tyler purchased 500 shares for $145,000 in cash, which increased our ownership of the outstanding common stock of Eden from 95% to 96%. We purchased the remaining 2,000 shares for a cash purchase price of $580,000 on July 14, 2004.

The decline in goodwill of $720,000 to $6.9 million at June 30, 2004, from $7.6 million at December 31, 2003, reflects adjustments relating to results of our valuation of intangible assets, additional purchase of shares pursuant to our call right exercised in January 2004 and the valuation at estimated fair value of our other obligations assumed.

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

Six months ended
June 30, 2003
Revenues	$74,215
Net income	$19,431
Net income per diluted share	$0.42

Pro forma results of operations for the six months ended June 30, 2003, include the realized gain on the sale of our investment in H.T.E., Inc. of $16.2 million (net of income taxes of $7.0 million), or $0.35 per diluted share. See Note 4 – Investment in H.T.E., Inc.

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

Short-term investments, classified as available-for-sale, are summarized as follows as of June 30, 2004:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$4,877	$—	$(5)	$4,872
Fixed income securities mutual fund	4,926	—	(62)	4,864

	$9,803	$—	$(67)	$9,736

Short-term investments, classified as available-for-sale, are summarized as follows as of December 31, 2003:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$5,843	$—	$(6)	$5,837
Fixed income securities mutual fund	5,875	—	(43)	5,832

	$11,718	$—	$(49)	$11,669

During the three months and six months ended June 30, 2004, the aforementioned short-term investments earned interest income and dividends of $50,000 and $99,000, respectively. Interest and dividends earned during the three or six months ended June 30, 2003 were $75,000 and $76,000, respectively.

Proceeds from sales of short-term investments were $2.0 million during the three and six months ended June 30, 2004. During the three and six months ended June 30, 2003, proceeds from sales were $3.0 million. Gross realized net losses from sales were $14,000 and $10,000, during the three and six months ended June 30, 2004, respectively. Gross realized gains for the same prior year periods were immaterial.

We have $7.5 million invested in a certificate of deposit with a maturity date in excess of one year included in other assets of which $5.9 million is restricted to collateralize letters of credit required under our surety bond program. These letters of credit expire throughout 2004 and 2005.

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

During the three months ended June 30, 2004, we purchased 326,560 shares of our common stock for an aggregate cash purchase price of $2.9 million. For the six months ended June 30, 2004, we have purchased 517,860 shares of our common stock for an aggregate cash purchase price of $4.7 million. We currently have authorization from our board of directors to repurchase up to 1.5 million additional shares of Tyler common stock.

We also issued 475,238 shares of common stock and received $1.5 million in aggregate proceeds, upon exercise of stock options during the first six months of 2004.

In March 2004, one of our warrant holders exercised his warrant to purchase 21,234 shares of our common stock by way of cashless exercise and was issued on a net basis, 15,780 shares of our common stock from our treasury. As of June 30, 2004, we have warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share. These warrants expire in September 2007.

(6)	Income Tax Provision

For the three months ended June 30, 2004 we had an income tax provision of $2.1 million compared to $1.2 million for the three months ended June 30, 2003. We had an income tax provision of $3.5 million for the six months ended June 30, 2004 compared to $8.9 million for the comparable prior year period. The income tax provision for the six months ended June 30, 2003, included $7.0 million (after utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) related to the realized gain from the sale of our investment in HTE. See Note 4 – Investment in H.T.E., Inc. We had an effective income tax rate of 40.7% for the six months ended June 30, 2004, compared to an effective income tax rate of 31.7% for the same period in the prior year. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds of $3.3 million in the first six months ended June 30, 2004 compared to $5.4 million in the prior year.

(7)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$2,975	$1,981	$5,066	$19,277

Denominator:
Weighted-average basic common shares outstanding	41,420	42,881	41,443	44,408
Assumed conversion of dilutive securities:
Employee stock options	2,213	1,088	2,301	1,088
Warrants	1,170	827	1,187	763

Potentially dilutive common shares	3,383	1,915	3,488	1,851

Weighted-average common shares outstanding, assuming full dilution	44,803	44,796	44,931	46,259

Basic earnings per share	$0.07	$0.05	$0.12	$0.43

Diluted earnings per share	$0.07	$0.04	$0.11	$0.42

(8)	Stock Compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$2,975	$1,981	$5,066	$19,277
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related tax benefit	197	477	536	933

Pro forma net income	$2,778	$1,504	$4,530	$18,344

Basic earnings per share:
As reported	$0.07	$0.05	$0.12	$0.43

Pro forma	$0.07	$0.04	$0.11	$0.41

Diluted earnings per share:
As reported	$0.07	$0.04	$0.11	$0.42

Pro forma	$0.06	$0.03	$0.10	$0.40

(9)	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$2,975	$1,981	$5,066	$19,277
Other comprehensive income:
Change in fair value of short-term investments available-for-sale (net of tax benefit of $16 and $6 for the three and six months ended June 30, 2004, respectively)	(30)	—	(15)	—
Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense of $3,995)	—	—	—	(7,418)

Total comprehensive income	$2,945	$1,981	$5,051	$11,859

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

ANALYSIS OF RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three and six months ended June 30, 2004 and 2003. On December 2, 2003, we acquired 95% ownership of Eden Systems, Inc (“Eden”) and their operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the three and six months ended June 30, 2004 includes the operating results of Eden, while the same three and six-month periods in 2003 do not. This information should be considered when comparing to financial results of 2003. See Note 2 in the Notes to the Condensed Consolidated Financial Statements.

Revenues

The following table sets forth, a year-over-year comparison of the key components of our revenues for the periods presented as of June 30:

	Second Quarter					Six months
					%					%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2004	Total	2003	Total	(decrease)	2004	Total	2003	Total	(decrease)
Software licenses	$7,403	17%	$6,157	17%	20%	$14,255	17%	$11,617	17%	23%
Software services	13,274	30	9,541	26	39	24,876	29	17,247	25	44
Maintenance	14,657	33	11,698	33	25	28,238	33	22,633	33	25
Appraisal services	7,045	16	7,356	20	(4)	14,999	17	14,107	21	6
Hardware and other	1,884	4	1,383	4	36	3,357	4	2,856	4	18

Total revenues	$44,263	100%	$36,135	100%	22%	$85,725	100%	$68,460	100%	25%

Software licenses. The increase in software license revenues is due to the following factors:

•	Increased sales of our financial and city solutions software licenses (excluding Eden) of approximately $2.0 million and $2.4 million for the three and six months ended June 30, 2004. This increase was due to a combination of geographic expansion on the west coast and the southern United States, and to a larger implementation staff, which has allowed us to install software products more quickly. In addition, the completion in late March 2004 of software enhancements to certain financial software products has enabled us to expand into larger cities and counties resulting in larger contracts. In addition, during the first six months of 2003, we released a new version of one of our county tax products for our customers in the Midwest, which generated revenues $150,000 greater during the three months ended June 30, 2004 compared to the same period in 2003; and

•	Eden generated approximately $857,000 and $1.2 million of license revenue during the three and six months ended June 30, 2004, respectively, primarily consisting of financial and city solutions software.

The following offset the aforementioned increases:

•	Sales of our property appraisal and tax license product decreased $1.2 million during the second quarter of 2004 and declined approximately $800,000 for the first six months of 2004. During the second quarter of 2003, we had two contracts that produced significant property appraisal and tax license revenue and we had no comparable contracts during the second quarter of 2004. The year-to-date period decline was offset somewhat by our first quarter installation of an Automated Valuation Model (“AVM”) at the Valuation Office Agency of the United Kingdom under a subcontract agreement. The amount of the license totaled approximately $450,000. The AVM will assist the United Kingdom’s Valuation Office in valuing over 21 million domestic properties in preparation for the assessment of the Valuation Office’s Council Tax, which is similar to local property taxes in the United States; and

•	The installations of our Odyssey Courts product on two significant contracts, commenced in June 2004, but produced minimal license revenues, compared to two installations of our legacy courts product that generated approximately $850,000 of license revenues during the second quarter of 2003.

Software services. Higher software services revenues were attributable to the following factors:

•	Software services related to property appraisal and tax software rose $700,000 and $2.0 million for the three and six months ended June 30, 2004, respectively. Our subcontract agreement with the Valuation Office Agency of the United Kingdom provided approximately $500,000 and $1.2 million of the increase, respectively. In addition, for the three and six months ended June 30, 2004, sales from Orion, our new tax appraisal product totaled approximately $275,000 and $480,000, respectively;

•	Higher software license sales in the three and six months ended June 30, 2004 compared to the same periods in 2003. Typically, contracts for software licenses include services such as installation of the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software. Increased training staff also allowed for faster implementation of our backlog; and

•	Eden recorded $2.2 million and $4.0 million of software services revenue for the three and six months ended June 30, 2004, respectively.

Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues for the three months ended June 30, 2004 included $980,000 from Eden. For the six months ended June 30, 2004, Eden contributed maintenance revenues of $1.9 million. Excluding the impact from Eden, maintenance revenues increased approximately 17% due to growth in our installed customer base and slightly higher rates on certain product lines, during the three and six months ended June 30, 2004 compared to the same prior year periods.

Appraisal services. In March 2003, we signed a new six-year contract to provide Nassau County, New York Board of Assessors (“Nassau County Extension”) with updated property assessments and additional property appraisal and tax software. The following table contains the appraisal services revenues for significant contracts for the periods presented:

	Appraisal revenue recorded
	Three months ended		Six months ended
	June 30,		June 30,		Total appraisal	Appraisal
					revenues	revenues	Anticipated contract
($ in thousands)	2004	2003	2004	2003	per contract	earned to date	completion date
Lake County, Indiana	$—	$2,100	$—	$4,600	$15,300	$15,300	Third quarter 2003
Lake County Hearings	290	—	1,150	—	3,100	3,000	Third quarter 2004
Nassau County Extension	950	1,600	2,700	2,000	25,300	7,950	Early-2009
Franklin County, Ohio	1,525	200	3,150	200	9,100	5,825	Second quarter 2005

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues and associated gross margins, and those components stated as a percentage of related revenues for the periods presented as of June 30:

	Second Quarter					Six months
		% of		% of	%		% of		% of	%
		related		related	Increase/		related		related	Increase/
($ in thousands)	2004	revenues	2003	revenues	(decrease)	2004	revenues	2003	revenues	(decrease)
Software licenses	$2,229	30%	$1,519	25%	47%	$4,246	30%	$3,063	26%	39%
Software services and maintenance	18,662	67	14,565	69	28	35,855	68	27,847	70	29
Appraisal services	4,895	69	5,139	70	(5)	11,227	75	9,887	70	14
Hardware and other	1,377	73	1,049	76	31	2,472	74	2,156	75	15

Total cost of revenues	$27,163	61%	$22,272	62%	22%	$53,800	63%	$42,953	63%	25%

Overall gross margin	38.6%		38.4%			37.2%		37.3%

Cost of software license revenues. The increase is related to the general release of several software development products and the commencement of the related amortization expense. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs. During the three and six months ended June 30, 2004, we recorded approximately $419,000 and $839,000, respectively, of amortization expense related to our Odyssey Courts product compared to none during the same period in 2003, as the product was released in September 2003.

In addition, we released our Orion Texas appraisal product in late March 2004. Amortization of Orion during the second quarter 2004 was $227,000 compared to none during the second quarter of 2003.

Cost of software services and maintenance revenues. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities. Cost of software services and maintenance for the three and six months ended June 30, 2004 includes $1.9 million and $3.7 million, respectively, related to Eden. Excluding Eden, cost of software services and maintenance increased $2.2 million or 15% during the second quarter of 2004 compared to the same prior year period. For the six months ended June 30, 2004, excluding Eden, cost of software services and maintenance increased $4.3 million or 15% compared to the same period in 2003. The increase in costs is consistent with increases in software services and maintenance revenues for the same periods. Excluding Eden, software services and maintenance revenues collectively rose 16% and 18% for the three and six months ended June 30, 2004, respectively.

Cost of appraisal services revenues.

During the second quarter, the decrease in costs of appraisal services revenue were consistent with the decrease in appraisal service revenues. For the six months ended June 30, 2004, the increase in the cost of appraisal revenue is due to the use of sub-contractors in the first quarter of 2004 to supplement our appraisal staff on some of our larger contracts. The nature and timing of these contracts required us to retain staff on either short notice or with specific qualifications that increased the associated costs as a percentage of appraisal revenue.

Gross margin.

Excluding the results of Eden, our gross margins for the three and six-month periods ending June 30, 2004 were 37.3% and 36.6%, respectively. These margins were down slightly from the comparable prior year periods primarily due to higher amortization costs of our software development products.

Selling, General and Administrative Expenses

The following table sets forth, comparisons of our selling, general and administrative expenses (SG&A) for the periods presented as of June 30:

	Second Quarter		Change		Six months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Selling, general and administrative expenses	$11,412	$10,061	$1,351	13%	$21,939	$19,162	$2,777	14%
Percent of revenues	26%	28%			26%	28%

During the second quarter of 2004, Eden incurred $1.0 million of SG&A. During the six months ended June 30, 2004, Eden’s SG&A totaled $2.0 million. Excluding those costs, SG&A increased 3% and 4% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. In addition, excluding Eden, SG&A was 26% and 25% of revenues, respectively, for the three and six months ended June 30, 2004. SG&A expenses as a percent of sales comparisons were positively impacted by higher sales volume.

The increase in selling, general and administrative expenses is a result of the following factors:

•	Costs to comply with corporate governance and public disclosure requirements of the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, including those associated with documenting and testing internal controls;

•	Higher commissions related to increased sales volume;

•	Increased advertising and marketing expenses, primarily related to new sales territories such as the western United States; and

•	Higher research and development costs.

Amortization of Acquisition Intangibles

The following table sets forth a year-over-year comparison of amortization of acquisition intangibles for the periods presented as of June 30:

	Second Quarter		Change		Six months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Amortization of acquisition intangibles	$670	$725	$(55)	(8)%	$1,592	$1,510	$82	5%

Amortization expense has declined compared to the prior year quarter due to certain intangible assets recorded for previous acquisitions that became fully amortized in 2003 and the first quarter of 2004. This decline was offset somewhat due to amortization expense for acquisition intangibles recorded related to the acquisition of Eden in December 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer base and trade name with the remainder allocated to goodwill that is not subject to amortization.

Realized Gain on Sale of Investment in H.T.E., Inc.

On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.35 per diluted share after income taxes of $7.0 million) for the six months ended June 30, 2003.

Other Income, Net

The following table sets forth a comparison of the key components of other income, net, for the periods presented as of June 30:

	Second Quarter		Change		Six months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Interest income	$136	$201	(65)	(32)%	$277	$249	28	11%
Interest expense	(49)	(64)	15	(23)	(101)	(103)	2	(2)
Realized net loss on sale of short-term investments available-for-sale	(14)	—	(14)	100	(10)	—	(10)	100
Minority Interest	(32)	—	(32)	100	(23)	—	(23)	100

	$41	$137			$143	$146

The decrease in interest income is related to lower invested balances during the second quarter of 2004 compared to the second quarter of 2003. During 2003, we liquidated investments for the purpose of partially funding our $24.1 million repurchase of approximately 6.0 million shares of our common stock and cash payments of approximately $12.5 million for two acquisitions made in December 2003, the most significant of which is Eden.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Income tax provision	$2,084	$1,233	$851	69%	$3,471	$8,937	$(5,466)	(61)%
Effective income tax rate	41%	38%			41%	32%

The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, increased state income taxes and non-deductible meals and entertainment costs.

The income tax provision for the six months ended June 30, 2003 includes income tax expense of approximately $7.0 million relating to the realized gain from the sale of our investment in HTE (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax-effected basis). For the six months ended June 30, 2003, we had an effective income tax rate of 38% excluding the effect of the HTE gain.

Net Income

The following table sets forth a comparison of our net income, earnings per diluted share, and diluted weighted average shares outstanding for the periods presented as of June 30:

	Second Quarter		Change		Six months		Change
($ in thousands, except per share data)	2004	2003	$	%	2004	2003	$	%
Net income	$2,975	$1,981	$994	50%	$5,066	$19,277	$(14,211)	(74)%
Earnings per diluted share	0.07	0.04			0.11	0.42
Diluted weighted shares outstanding	44,803	44,796	7	0%	44,931	46,259	(1,328)	(3)%

Net income for the six months ended June 30, 2003 included a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE, which had a diluted earnings per share effect of $0.35 per share.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2004, our balance in cash and cash equivalents was $18.0 million and we had short-term investments of $9.7 million, compared to cash and cash equivalents of $10.3 million and short-term investments of $11.7 million at December 31, 2003. Cash increased primarily due to continued strong operating performance and strong collections of receivables, specifically those related to maintenance contracts that were billed during the six months ended June 30, 2004, and cash received from employee stock option exercises. At June 30, 2004, our days sales outstanding (“DSOs”) were 86 compared to DSOs of 88 at December 31, 2003. The decrease in DSOs is due primarily to the collection of several large invoices from our property appraisal and tax clients. DSOs are determined based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

On March 5, 2002, we entered into a $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, the credit agreement contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of June 30, 2004, we were in compliance with those covenants. We had no outstanding bank borrowings under the credit agreement and our bank had issued letters of credit totaling $5.9 million to secure surety bonds required by some of our customer contracts as of June 30, 2004. All of the outstanding letters of credit were collateralized with a certificate of deposit of $7.5 million at June 30, 2004; thus, we had available credit of $10.0 million under the credit agreement.

Proceeds from sales of short-term investments were $2.0 million during the six months ended June 30, 2004. During the six months ended June 30, 2004, the short-term investments earned interest income and dividends of $99,000. Interest and dividends are reinvested.

During the six months ended June 30, 2004, we purchased 517,900 shares of our common stock for an aggregate cash purchase price of $4.7 million. We currently have authorization to repurchase up to 1.5 million additional shares of Tyler common stock. A summary of the repurchase activity during the six months ended June 30, 2004 is as follows:

			Maximum number
	Total number	Average	of shares that may
	of shares	price paid	be purchased under
Period	purchased	per share	current authorization
January 1 through January 31	32,500	$10.02	1,948,000
February 1 through February 29	137,800	9.22	1,810,000
March 1 through March 31	21,000	9.03	1,789,000
April 1 through April 30	35,000	9.50	1,754,000
May 1 through May 31	180,700	8.93	1,573,000
June 1 through June 30	110,900	8.81	1,462,000

Total six months ended June 30, 2004	517,900	$9.09	1,462,000

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

During the six months ended June 30, 2004, we made capital expenditures of $3.7 million, including $2.5 million for software development costs. The other expenditures related to computer equipment, furniture and fixtures and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

We made federal and state income tax payments, net of refunds of $3.3 million during the six months ended June 30, 2004 compared to $5.4 million during the same period in the prior year.

During the six months ended June 30, 2004, we received $1.5 million from the exercise of options to purchase approximately 475,000 shares of our common stock under our employee stock option plan.

Pursuant to our purchase agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were also granted the right to “call” the remaining shares. In January 2004, we purchased 500 shares for $145,000 in cash. We purchased the remaining 2,000 shares for a cash purchase price of $580,000 on July 14, 2004.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on May 6, 2004. The results of the matters voted on at the meeting are as follows:

With respect to the election of directors, our shares were voted as follows:

Nominee	Number of Votes For	Number of Votes Withheld
Donald R. Brattain	34,790,667	205,631
J. Luther King, Jr.	34,806,649	189,649
John S. Marr, Jr.	34,802,673	193,625
Michael D. Richards	34,806,708	189,590
G. Stuart Reeves	34,796,054	200,244
Glenn A. Smith	34,649,096	347,202
John M. Yeaman	34,792,708	203,590

With respect to amendments to our stock option plan to increase the number of shares of our stock that may be issued under the stock option plan from 6,500,000 shares to 7,500,000 shares. The votes were as follows:

For	Against	Abstain
21,806,703	2,099,636	213,155

With respect to the adoption of the Tyler Technologies, Inc. Employee Stock Purchase Plan, the votes were as follows:

For	Against	Abstain
23,596,862	326,487	199,145

With respect to the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2004, the votes were as follows:

For	Against	Abstain
34,636,181	242,526	116,591

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 4.9	Seventh Amendment to Credit Agreement, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective June 30, 2004.

	Exhibit 31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the three months ended June 30, 2004:

Form 8-K	Item
Report Date	Reported	Exhibits Filed
4/29/04	5	News release issued by Tyler Technologies, Inc. dated April 28, 2004 announcing our operating results for the three months ended March 31, 2004

5/11/04	5	News release issued by Tyler Technologies, Inc. dated May 10, 2004 announcing the election of two new directors to the Tyler Board of Directors

6/10/04	5	Summary of the current material terms and update the description of our capital stock

Item 3 of Part I and Items 1, 2, 3, and 5 of Part II were not applicable and have been omitted.

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

Date: July 30, 2004