Form 10-Q
period 2004-09-30
TYLER TECHNOLOGIES INC
filed 2004-10-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Number of shares of common stock of registrant outstanding at October 26, 2004: 41,263,408

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$6,955	$8,400	$21,210	$20,017
Software services	12,256	9,191	37,132	26,438
Maintenance	14,589	11,704	42,827	34,337
Appraisal services	6,406	7,440	21,405	21,547
Hardware and other	1,605	1,139	4,962	3,995

Total revenues	41,811	37,874	127,536	106,334
Cost of revenues:
Software licenses	2,318	2,041	6,564	5,104
Software services and maintenance	18,450	14,090	54,305	41,937
Appraisal services	4,432	5,422	15,659	15,309
Hardware and other	1,315	851	3,787	3,007

Total cost of revenues	26,515	22,404	80,315	65,357

Gross profit	15,296	15,470	47,221	40,977
Selling, general and administrative expenses	11,312	9,678	33,251	28,840
Amortization of acquisition intangibles	583	680	2,175	2,190

Operating income	3,401	5,112	11,795	9,947
Realized gain on sale of investment in H.T.E., Inc.	—	—	—	23,233
Other income, net	138	141	281	287

Income before income taxes	3,539	5,253	12,076	33,467
Income tax provision	1,507	2,020	4,978	10,957

Net income	$2,032	$3,233	$7,098	$22,510

Earnings per common share:
Basic	$0.05	$0.08	$0.17	$0.52

Diluted	$0.05	$0.07	$0.16	$0.50

Basic weighted average common shares outstanding	41,307	40,464	41,397	43,078
Diluted weighted average common shares outstanding	44,350	43,181	44,737	45,218

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,706	$10,268
Short-term investments available-for-sale	16,359	11,669
Accounts receivable (less allowance for losses of $837 in 2004 and $1,094 in 2003)	39,057	38,694
Prepaid expenses and other current assets	4,262	3,532
Deferred income taxes	1,536	1,536

Total current assets	73,920	65,699
Property and equipment, net	6,697	6,927
Other assets:
Certificate of deposit	7,500	7,500
Goodwill	53,709	53,932
Customer base, net	19,145	20,014
Software, net	24,081	26,390
Trade name, net	1,396	1,476
Sundry	265	314

	$186,713	$182,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,441	$2,378
Accrued liabilities	12,573	14,220
Deferred revenue	38,837	34,020
Income taxes payable	—	530

Total current liabilities	53,851	51,148
Deferred income taxes	13,182	13,182
Minority interest	—	15
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2004 and 2003	481	481
Additional paid-in capital	153,309	156,201
Accumulated deficit	(7,454)	(14,552)
Accumulated other comprehensive loss, net of income taxes	(64)	(32)
Treasury stock, at cost; 6,937,375 and 6,703,763 shares in 2004 and 2003, respectively	(26,592)	(24,191)

Total shareholders’ equity	119,680	117,907

	$186,713	$182,252

See accompanying notes

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,098	$22,510
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,587	7,029
Realized gain on sale of investment in H.T.E., Inc.	—	(23,233)
Discontinued operations – non-cash charges and changes in operating assets and liabilities	—	98
Changes in operating assets and liabilities, exclusive of effects of acquired companies and discontinued operations	2,905	13,223

Net cash provided by operating activities	18,590	19,627

Cash flows from investing activities:
Proceeds from sale of investment in H.T.E., Inc.	—	39,333
Proceeds from sales of short-term investments	4,000	3,000
Purchases of short-term investments	(8,747)	(27,664)
Cost of acquisitions	(946)	—
Investment in software development costs	(3,453)	(5,217)
Additions to property and equipment	(1,634)	(1,187)
Other	101	(500)

Net cash (used) provided by investing activities	(10,679)	7,765

Cash flows from financing activities:
Purchase of treasury shares	(7,559)	(24,104)
Proceeds from exercise of stock options	1,788	653
Contributions to employee stock purchase plan	331	—
Payments on notes payable	(33)	(3,124)

Net cash used by financing activities	(5,473)	(26,575)

Net increase in cash and cash equivalents	2,438	817
Cash and cash equivalents at beginning of period	10,268	13,744

Cash and cash equivalents at end of period	$12,706	$14,561

See accompanying notes

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2004 and December 31, 2003 and operating result amounts are for the three and nine months ended September 30, 2004 and 2003, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2003. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

Following is a summary of our 2003 acquisitions:

		Shares of	Value of				Customer Related
Company	Cash	Common Stock	Common Stock	Goodwill	Software	Trade Name	Intangibles
Eden	$10,660	237	$1,938	$5,426	$3,710	$1,180	$6,281
Other	2,400	60	500	1,985	155	300	—

Total	$13,060	297	$2,438	$7,411	$3,865	$1,480	$6,281

Cash paid for acquisitions excludes acquired Eden cash balances of approximately $2.1 million and includes payments in cash of $946,000 paid during the nine months ended September 30, 2004. The value of the Tyler common stock was determined based on the average market price of Tyler’s common shares over the ten-day period before the terms of the acquisition were agreed to and announced.

Pursuant to the agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and Tyler was also granted the right to “call” the remaining shares. In January 2004, Tyler purchased 500 shares for $145,000 in cash. We purchased the remaining 2,000 shares for a cash purchase price of $580,000 on July 14, 2004, which increased our ownership of the outstanding common stock of Eden from 96% to 100%.

The decline in goodwill of $223,000 to $7.4 million at September 30, 2004, from $7.6 million at December 31, 2003, reflects adjustments relating to results of our valuation of intangible assets, additional purchase of shares pursuant to our call right exercised in January and July of 2004 and the valuation at estimated fair value of our other obligations assumed.

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

Nine months ended
September 30, 2003
Revenues	$115,416
Net income	$22,570
Net income per diluted share	$0.50

Pro forma results of operations for the nine months ended September 30, 2003, include the realized gain on the sale of our investment in H.T.E., Inc. of $16.2 million (net of income taxes of $7.0 million), or $0.36 per diluted share. See Note 4 – Investment in H.T.E., Inc.

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

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. We have classified our investments as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of the securities is determined using the average cost method.

As of September 30, 2004, our investments classifieds as available-for-sale consist of primarily short-term mutual corporate and municipal bond funds, and auction rate municipal bonds.

Short-term investments, classified as available-for-sale, are summarized as follows as of September 30, 2004:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$4,894	$—	$(5)	$4,889
Fixed income securities mutual fund.	4,958	—	(88)	4,870
Auction rate municipal bonds	6,600	—	—	6,600

	$16,452	$—	$(93)	$16,359

     Short-term investments, classified as available-for-sale, are summarized as follows as of December 31, 2003:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$5,843	$—	$(6)	$5,837
Fixed income securities mutual fund	5,875	—	(43)	5,832

	$11,718	$—	$(49)	$11,669

During the three months and nine months ended September 30, 2004, the aforementioned short-term investments earned interest income and dividends of $64,000 and $163,000, respectively. Interest and dividends earned during the three or nine months ended September 30, 2003 were $88,000 and $164,000, respectively.

Proceeds from sales of short-term investments were $4.0 million during the three and nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, proceeds from sales were $3.0 million. Gross realized net losses from sales were immaterial during the three and nine months ended September 30, 2004 and 2003.

We have $7.5 million invested in a certificate of deposit with a maturity date in excess of one year included in other assets of which $5.75 million is restricted to collateralize letters of credit required under our surety bond program. These letters of credit expire throughout 2005.

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

During the three months ended September 30, 2004, we purchased 333,400 shares of our common stock for an aggregate cash purchase price of $2.9 million. For the nine months ended September 30, 2004, we have purchased 851,260 shares of our common stock for an aggregate cash purchase price of $7.6 million. On October 27, 2004, our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock, increasing our total authorization to 3.1 million shares.

We also issued 601,868 shares of common stock and received $1.8 million in aggregate proceeds, upon exercise of stock options during the first nine months of 2004.

In March 2004, one of our warrant holders exercised his warrant to purchase 21,234 shares of our common stock by way of cashless exercise and was issued on a net basis, 15,780 shares of our common stock from our treasury. As of September 30, 2004, we have warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share. These warrants expire in September 2007.

In May 2004, the shareholders of Tyler voted to adopt the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on either the first or last day of each quarterly offering period, whichever is lower. For the three months ended September 30, 2004, employees had contributed $331,000 to the ESPP. During October 2004, Tyler issued approximately 44,000 shares of common stock to the ESPP.

(6)	Income Tax Provision

For the three months ended September 30, 2004 we had an income tax provision of $1.5 million compared to $2.0 million for the three months ended September 30, 2003. We had an income tax provision of $5.0 million for the nine months ended September 30, 2004 compared to $11.0 million for the comparable prior year period. The income tax provision for the nine months ended September 30, 2003, included $7.0 million (after utilization of a capital loss carryforward amounting to $1.1 million on a tax effected basis) related to the realized gain from the sale of our investment in HTE. See Note 4 – Investment in H.T.E., Inc. We had an effective income tax rate of 41.2% for the nine months ended September 30, 2004, compared to an effective income tax rate of 32.7% for the same period in the prior year. The effective income tax rates are estimated based on projected pre-tax income for the entire fiscal year and the resulting amount of income taxes. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, state income taxes and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds of $5.5 million in the first nine months ended September 30, 2004 compared to $5.7 million in the prior year.

(7)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$2,032	$3,233	$7,098	$22,510

Denominator:
Weighted-average basic common shares outstanding	41,307	40,464	41,397	43,078
Assumed conversion of dilutive securities:
Employee stock options	1,895	1,576	2,166	1,251
Warrants	1,148	1,141	1,174	889

Potentially dilutive common shares	3,043	2,717	3,340	2,140

Weighted-average common shares outstanding, assuming full dilution	44,350	43,181	44,737	45,218

Basic earnings per share	$0.05	$0.08	$0.17	$0.52

Diluted earnings per share	$0.05	$0.07	$0.16	$0.50

(8)	Stock Compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$2,032	$3,233	$7,098	$22,510
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related tax benefit	292	581	828	1,514

Pro forma net income	$1,740	$2,652	$6,270	$20,996

Basic earnings per share:
As reported	$0.05	$0.08	$0.17	$0.52

Pro forma	$0.04	$0.07	$0.15	$0.49

Diluted earnings per share:
As reported	$0.05	$0.07	$0.16	$0.50

Pro forma	$0.04	$0.06	$0.14	$0.46

(9)	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$2,032	$3,233	$7,098	$22,510
Other comprehensive income:
Change in fair value of short-term investments available-for-sale (net of tax benefit of $9 and $15 for the three and nine months ended September 30, 2004, respectively)	(17)	24	(32)	24
Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense of $3,995)	—	—	—	(7,418)

Total comprehensive income	$2,015	$3,257	$7,066	$15,116

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (GAAP) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to revenue recognition and capitalization, amortization and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2003 regarding expanded information about our critical accounting policies and estimates.

ANALYSIS OF RESULTS OF OPERATIONS

The following discussion compares the historical results of operations on a basis consistent with GAAP for the three and nine months ended September 30, 2004 and 2003. On December 2, 2003, we acquired 95% ownership of Eden Systems, Inc. (“Eden”), and the remaining 5% ownership during 2004. Their operating results have been included in our consolidated financial statements since the date of acquisition. Accordingly, the three and nine months ended September 30, 2004 includes the operating results of Eden, while the same three and nine-month periods in 2003 do not. This information should be considered when comparing to 2003 financial results. See Note 2 in the Notes to the Condensed Consolidated Financial Statements.

          Revenues

The following table sets forth, a year-over-year comparison of the key components of our revenues for the following periods ended September 30:

	Third quarter				%	Nine months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2004	Total	2003	Total	(decrease)	2004	Total	2003	Total	(decrease)
Software licenses	$6,955	17%	$8,400	22%	(17)%	$21,210	17%	$20,017	19%	6%
Software services	12,256	29	9,191	24	33	37,132	29	26,438	25	40
Maintenance	14,589	35	11,704	31	25	42,827	34	34,337	32	25
Appraisal services	6,406	15	7,440	20	(14)	21,405	16	21,547	20	(1)
Hardware and other	1,605	4	1,139	3	41	4,962	4	3,995	4	24

Total revenues	$41,811	100%	$37,874	100%	10%	$127,536	100%	$106,334	100%	20%

Software licenses. The change in software license revenues is due to the following factors:

•	For the three months ended September 30, 2004, excluding $1.1 million generated by Eden, software license revenue for the third quarter of 2004 declined $2.5 million or 30% compared to the prior year quarter. The prior year third quarter included an unusually large amount of justice and courts software. In September 2003 we successfully installed the first phase of our Odyssey Case Management system (“Odyssey Courts”) in the State of Minnesota and Lee County, Florida and recognized software license revenue of $3.4 million. In the third quarter of 2004 we recognized revenue of $900,000 for Odyssey Courts relating to seven contracts, including Minnesota and Lee. Implementation of five new Odyssey Courts contracts totaling approximately $9.1 million commenced mid-year of 2004 and are expected to be substantially completed in late 2005.

•	For the nine months ended September 30, 2004, excluding $2.2 million software revenue generated by Eden, software license revenue declined $1.0 million or 5% compared to the prior year period. The change was the result of the following factors: (1) justice and courts software revenue dropped primarily due to the State of Minnesota, which had $2.7 million less revenue recognized than in the prior year; (2) property appraisal and tax software revenue declined approximately $900,000. In the prior year we had several sizable property appraisal and tax software contracts compared to one significant contract in 2004; and (3) financial and city solutions software revenue increased $2.6 million, or 22%, due to a combination of geographic expansion on the west coast and the southern United States, and to a larger implementation staff, which has allowed us to install software products more quickly. In addition, the completion in late March 2004 of software enhancements to one of our financial software products has enabled us to expand into larger cities and counties resulting in larger contracts.

Software services. For the three months ended September 30, 2004, excluding software services generated by Eden of $2.2 million, software services revenue increased $866,000 or 9% compared to the prior year period. For the nine months ended September 30, 2004, excluding Eden software services revenues of $6.2 million, software services increased $4.5 million or 17% compared to the prior year period. Higher software services revenues were attributable to the following factors:

•	Excluding Eden, software services revenue from our financial and city solutions products was 16% higher for both the three and nine months ended September 30, 2004 as a result of increased staffing levels to install our existing backlog. In addition we have been expanding our application service provider (ASP) market, which created approximately $200,000 and $400,000 revenue increases for the three and nine months ended September 30, 2004, respectively.

•	Software services revenue related to appraisal products for the nine months ended September 30, 2004 included approximately $1.5 million from our subcontract agreement with the Valuation Office Agency of the United Kingdom (“England contract”) and $700,000 related to Orion, our new tax appraisal product. We began implementing the England contract late in the third quarter of 2003 and a contract with the State of Kansas to install Orion began in December 2003.

•	The third quarter of 2004 included seven Odyssey Courts contracts which generated an additional $700,000 in service revenue compared to two Odyssey contracts in the prior year period. Implementation of five of these contracts began mid-year 2004 and did not generate substantial revenue in the first half of the year and therefore year-to-date services revenue related to Odyssey Courts was flat compared to the prior year period.

Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues for the three months ended September 30, 2004 included $1.0 million from Eden. For the nine months ended September 30, 2004, Eden contributed maintenance revenues of $2.9 million. Excluding the impact from Eden, maintenance revenues increased approximately 16% due to growth in our installed customer base and slightly higher rates on certain product lines, during the three and nine months ended September 30, 2004 compared to the same prior year periods.

Appraisal services. The decrease in appraisal services revenues is due to the timing of significant appraisal contracts, specifically the completion of our contract with Lake County, Indiana, during the third quarter of 2003.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues and associated gross margins, and those components stated as a percentage of related revenues for the following periods ended September 30:

	Third quarter					Nine months
		% of		% of	%		% of		% of	%
		related		related	Increase/		related		related	Increase/
($ in thousands)	2004	revenues	2003	revenues	(decrease)	2004	revenues	2003	revenues	(decrease)
Software licenses	$2,318	33%	$2,041	24%	14%	$6,564	31%	$5,104	25%	29%
Software services and maintenance	18,450	69	14,090	67	31	54,305	68	41,937	69	29
Appraisal services	4,432	69	5,422	73	(18)	15,659	73	15,309	71	2
Hardware and other	1,315	82	851	75	55	3,787	76	3,007	75	26

Total cost of revenues	$26,515	63%	$22,404	59%	18%	$80,315	63%	$65,357	61%	23%

Overall gross margin	36.6%		40.8%			37.0%		38.5%

Cost of software license revenues. The increase is related to the general release of several software development products and the commencement of the related amortization expense. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs. Current year product releases include the Orion Texas appraisal and collections products and an enhancement to one of our financial and city solutions products. Amortization expense for 2004 also includes nine months of expense related to the amortization of Odyssey Courts versus only four months in 2003. The overall increase in amortization was offset by certain financial and city solution products becoming fully amortized during the third quarter of 2004.

Cost of software services and maintenance revenues. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel, support activities and various other services such as ASP and disaster recovery. During the three and nine months ended September 30, 2004, Eden contributed cost of software services and maintenance revenues of $2.2 million and $6.0 million, respectively. Excluding Eden, cost of software services and maintenance increased $2.1 million and $6.4 million, or 15%, during the third quarter and nine months ended September 30, 2004, respectively. Increased staff levels are the primary reason for the increase in cost of software services and maintenance revenues. Additional staff has been added to provide faster implementation of our existing backlog. Excluding Eden, software services and maintenance revenues increased 13% and 17% for the three and nine months ended September 30, 2004. In the third quarter, costs of services and maintenance revenues increased more than software services and maintenance revenues due to the time required to train and orient additional personnel hired in the third quarter of 2004 before they become capable of performing revenue-generating tasks, such as training and implementations. In addition, during the third quarter, we had a shift from employees being utilized for capitalization software development projects to implementation and support functions.

Cost of appraisal services revenues.

The change in costs of appraisal services revenue is consistent with the change in appraisal revenues. For the nine months ended September 30, 2004, the cost of appraisal revenue is slightly higher than the prior year period due to the use of sub-contractors in the first quarter of 2004 to supplement our appraisal staff on some of our larger contracts. The nature and timing of these contracts required us to retain staff on either short notice or with specific qualifications that increased the associated costs as a percentage of appraisal revenue.

Gross margin.

Excluding the results of Eden, our gross margins for the three and nine-months ending September 30, 2004 were 35.8% and 36.3%, respectively, compared to 40.8% and 38.5% in the comparable prior year periods, respectively. The decline in gross margins from the comparable prior year periods was due to the following factors:

•	Higher amortization costs of our software development products released mid-year;

•	Our overall product mix included less software license revenues; and

•	The utilization of sub-contractors by our property appraisal and tax division during the first quarter of 2004.

Selling, General and Administrative Expenses

The following table sets forth, comparisons of our selling, general and administrative expenses (SG&A) for the following periods ended September 30:

	Third quarter		Change		Nine months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Selling, general and administrative expenses	$11,312	$9,678	$1,634	17%	$33,251	$28,840	$4,411	15%
Percent of revenues	27%	26%			26%	27%

SG&A associated with Eden amounted to $1.0 million and $3.0 million for the three and nine months ended September 30, 2004, respectively. Excluding Eden, SG&A increased 7% and 5% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003. In addition, excluding Eden, SG&A was 28% and 26% of revenues, respectively, for the three and nine months ended September 30, 2004.

The increase in SG&A is a result of the following factors:

•	Costs to comply with corporate governance and public disclosure requirements of the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, including those associated with documenting and testing internal controls. Compliance costs have been very high and have significantly exceeded our original estimates. While some of the expenses we are incurring this year may be considered “one-time” costs, it is clear that the new regulatory environment places an expensive burden on companies that will continue into the future; and

•	Higher research and development costs.

Amortization of Acquisition Intangibles

The following table sets forth a year-over-year comparison of amortization of acquisition intangibles for the following periods ended September 30:

	Third quarter		Change		Nine months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Amortization of acquisition intangibles	$583	$680	$(97)	(14)%	$2,175	$2,190	$(15)	(1)%

Amortization expense has declined compared to the prior year quarter due to certain intangible assets recorded for previous acquisitions that became fully amortized in 2003 and the first nine months of 2004. This decline was offset somewhat due to amortization expense for acquisition intangibles recorded related to the acquisition of Eden in December 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer base and trade name with the remainder allocated to goodwill that is not subject to amortization.

          Realized Gain on Sale of Investment in H.T.E., Inc.

On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million) for the nine months ended September 30, 2003.

          Other Income, Net

The following table sets forth a comparison of the key components of other income, net, for the following periods ended September 30:

	Third quarter		Change		Nine months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Interest income	$180	$220	$(40)	(18)%	$457	$470	$(13)	(3)%
Interest expense	(42)	(79)	37	(47)	(143)	(183)	40	(22)
Realized net loss on sale of short-term investments available-for-sale	—	—	—	—	(10)	—	(10)	100
Minority Interest	—	—	—	—	(23)	—	(23)	100

	$138	$141			$281	$287

          Income Tax Provision

The following table sets forth a comparison of our income tax provision for the following periods ended September 30:

	Third quarter		Change		Nine months		Change
($ in thousands)	2004	2003	$	%	2004	2003	$	%
Income tax provision	$1,507	$2,020	$(513)	(25)%	$4,978	$10,957	$(5,979)	(55)%
Effective income tax rate	43%	38%			41%	33%

The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, increased state income taxes and non-deductible meals and entertainment costs.

The income tax provision for the nine months ended September 30, 2003 includes income tax expense of approximately $7.0 million relating to the realized gain from the sale of our investment in HTE (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax-effected basis). For the nine months ended September 30, 2003, we had an effective income tax rate of 38% excluding the effect of the HTE gain.

          Net Income

The following table sets forth a comparison of our net income, earnings per diluted share, and diluted weighted average shares outstanding for the following periods ended September 30:

	Third quarter		Change		Nine months		Change
($ in thousands, except per share data)	2004	2003	$	%	2004	2003	$	%
Net income	$2,032	$3,233	$(1,201)	(37)%	$7,098	$22,510	$(15,412)	(68)%
Earnings per diluted share	0.05	0.07			0.16	0.50
Diluted weighted shares outstanding	44,350	43,181	1,169	3%	44,737	45,218	(481)	(1)%

Net income for the nine months ended September 30, 2003 included a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE, which had a diluted earnings per share effect of $0.36 per share.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2004, our balance in cash and cash equivalents was $12.7 million and we had short-term investments of $16.4 million, compared to cash and cash equivalents of $10.3 million and short-term investments of $11.7 million at December 31, 2003. In addition we had a $7.5 million certificate of deposit as of September 30, 2004 and December 31, 2003. Cash increased primarily due to continued strong operating performance and strong collections of receivables, specifically those related to maintenance contracts that were billed during the nine months ended September 30, 2004, and cash received from employee stock option exercises. At September 30, 2004, our days sales outstanding (“DSOs”) were 84 compared to DSOs of 88 at December 31, 2003. The decrease in DSOs is due primarily to the collection of maintenance receivables during the nine months ended September 30, 2004 and collection of several large invoices from our property appraisal and tax clients. DSOs are determined based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

On March 5, 2002, we entered into a $10.0 million revolving credit agreement with a bank, which matures January 1, 2005. Our borrowings are limited to 80% of eligible accounts receivable and interest is charged at either the prime rate or at the London Interbank Offered Rate plus a margin of 3%. The credit agreement is secured by our personal property and the common stock of our operating subsidiaries. The credit agreement is also guaranteed by our operating subsidiaries. In addition, the credit agreement contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of September 30, 2004, we were in compliance with those covenants. We had no outstanding bank borrowings under the credit agreement and our bank had issued letters of credit totaling $5.75 million to secure surety bonds required by some of our customer contracts as of September 30, 2004. All of the outstanding letters of credit were collateralized with a certificate of deposit of $7.5 million at September 30, 2004; thus, we had available credit of $10.0 million under the credit agreement.

Proceeds from sales of short-term investments were $4.0 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the short-term investments earned interest income and dividends of $163,000. Interest and dividends were reinvested. In July 2004, we invested $6.6 million in auction rate municipal bonds. The bonds pay interest at various fixed rates.

During the nine months ended September 30, 2004, we purchased approximately 851,300 shares of our common stock for an aggregate cash purchase price of $7.6 million. As of September 30, 2004 we had authorization to repurchase up to 1.1 million additional shares of Tyler common stock. A summary of the repurchase activity during the nine months ended September 30, 2004 is as follows:

			Maximum number
	Total number	Average	of shares that may
	of shares	price paid	be purchased under
Period	purchased	per share	current authorization
January 1 through January 31	32,500	$10.02	1,948,000
February 1 through February 29	137,800	9.22	1,810,000
March 1 through March 31	21,000	9.03	1,789,000
April 1 through April 30	35,000	9.50	1,754,000
May 1 through May 31	180,700	8.93	1,573,000
June 1 through June 30	110,900	8.81	1,462,000
July 1 through July 31	227,800	8.41	1,234,000
August 1 through August 31	95,700	8.85	1,138,000
September 1 through September 30	9,900	8.99	1,128,000

Total nine months ended September 30, 2004	851,300	$8.88	1,128,000

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003 and October 2004. On October 27, 2004 our board of directors authorized the repurchase of an additional 2.0 million shares for a total authorization to repurchase 3.1 million shares of Tyler common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

During the nine months ended September 30, 2004, we made capital expenditures of $5.1 million, including $3.5 million for software development costs. The other expenditures related to computer equipment, furniture and fixtures and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

We made federal and state income tax payments, net of refunds, of $5.5 million during the nine months ended September 30, 2004 compared to $5.7 million during the same period in the prior year.

During the nine months ended September 30, 2004, we received $1.8 million from the exercise of options to purchase approximately 602,000 shares of our common stock under our employee stock option plan.

Pursuant to our purchase agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were also granted the right to “call” the remaining shares. In January 2004, we purchased 500 shares for $145,000 in cash. We purchased the remaining 2,000 shares for a cash purchase price of $580,000 on July 14, 2004.

During the three months ended September 30, 2004, we received $331,000 of contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan, which was adopted by our shareholders in May 2004.

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

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance is required as of our year-end of December 31, 2004. This effort includes documenting, evaluating the design and testing the effectiveness of our internal controls. During this process, we have identified certain internal control issues, which management believes should be improved. Our comprehensive review continues, but to date we do not believe we have identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board, although some internal control issues have been identified. We are making improvements to our internal controls over financial reporting as a result of our compliance effort in order to address the issues that have been identified, including the elimination or mitigation of any problems that are or could be considered significant deficiencies. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

Part II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the three months ended September 30, 2004:

Form 8-K	Item
Report Date	Reported	Exhibits Filed
7/29/04	5	News release issued by Tyler Technologies, Inc. dated July 28, 2004 announcing our operating results for the three and six months ended June 30, 2004

7/28/04	5	News release issued by Tyler Technologies, Inc. dated July 27, 2004 announcing John S. Marr, Jr. as President and Chief Executive Officer

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

Date: October 28, 2004