Form 10-K
period 2004-12-31
TYLER TECHNOLOGIES INC
filed 2005-03-10
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $363,087,000 BASED ON THE REPORTED LAST SALE PRICE OF COMMON STOCK ON JUNE 30, 2004, WHICH IS THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.

     THE NUMBER OF SHARES OF COMMON STOCK OF THE REGISTRANT OUTSTANDING ON FEBRUARY 28, 2005 WAS 39,879,219.

DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT IS INCORPORATED BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 19, 2005.

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

Tyler was founded in 1966. Prior to early 1998, we operated as a diversified industrial conglomerate, with operations in various industrial, retail and distribution businesses, all of which have been sold or otherwise disposed. In 1997, we embarked on a multi-phase growth plan focused on serving the specialized information management needs of local governments nationwide. In 1998 and 1999, we made a series of strategic acquisitions of companies in the local government IT market.

In addition to our continuing operations in the software and services business described above, we also operated from 1998 through 2000 a business segment focused on providing outsourced property records management for local governments and reselling related data. In late 2000, we decided to dispose of the information and property records services segment in order to strengthen our balance sheet and allow us to focus our resources on the segment of business that we believe offers the greatest growth and profit opportunities. We expect to continue to capitalize on these opportunities by leveraging our large national client base, our long-term relationships with local government customers, and our deep domain expertise in local government operations through the development of state-of-the-art technologies and new nationally branded applications solutions. We have and are continuing to develop a new generation of software products, some of which are based on n-tier architecture, SQL-compliant databases, browser compatibility and component-based technology.

MARKET OVERVIEW

The state and local government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,100 counties, 36,000 cities and towns and 14,500 school districts. This market is also comprised of approximately 35,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.

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

Although local governments generally face budgetary constraints in their operations, their primary revenue sources are usually property taxes, and to a lesser extent, utility fees, which tend to be relatively stable. In addition, the acquisition of new technology typically enables local governments to operate more efficiently, and often provides a measurable return on investment that justifies the purchase of software and related services.

Gartner Dataquest estimates that state and local government spending for IT products and services will grow from $42.3 billion in 2004 to $50.8 billion in 2007, with local government accounting for $21.1 billion of IT spending in 2004 and $24.9 billion in 2007. The external services and software segments of the market, where our business is primarily focused, are expected to be the most rapidly growing areas of the local government IT market, expanding from $9.4 billion in 2004 to $12.5 billion in 2007.

PRODUCTS AND SERVICES

We provide a comprehensive and flexible suite of products and services that address the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from four primary sources:

•	sales of software licenses;

•	software services;

•	maintenance and support, and

•	appraisal services.

We design, develop and market a broad range of software products to serve mission-critical “back-office” functions of local governments. Our software applications are designed primarily for use on hardware supporting UNIX/NT operating systems. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software products and services are generally grouped in four major product areas:

•	Financial and City Solutions;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Document Management.

Each of our core software systems consists of several fully integrated application modules. For customers who acquire the software for use in-house, we generally license our systems under standard license agreements that provide the customer with a fully paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financials and property appraisal, we offer multiple solutions designed to meet the needs of different sized governments.

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

Historically, we have had a higher concentration of revenues in the second half of our fiscal year due to governmental budget and spending cycles.

A description of our suite of products and services follows:

Software Licensing

Financial and City Solutions

Our Financial and City Solutions products are ERP (Enterprise Resource Planning) systems for local governments, which integrate information across all facets of a client organization. Our financial products include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial systems include modules for general ledger, budget preparation, fixed assets, requisitions, purchase orders, bid management, accounts payable, contract management, accounts receivable, investment management, inventory control, project and grant accounting, work orders, job costing, GASB 34 reporting, payroll and human resources. All of our financial systems are intended to conform to government auditing and financial reporting requirements and generally accepted accounting principles.

We sell utility billing systems that support the billing and collection of metered and non-metered services, along with multiple billing cycles. Our Web-enabled utility billing solutions allow customers to access information online such as average consumption and transaction history. In addition, our systems can accept secured Internet payments via credit cards and checks.

We also offer specialized products that automate numerous city functions, including municipal courts, parking tickets, equipment and project costing, animal licenses, business licenses, permits and inspections, code enforcement, citizen complaint tracking, ambulance billing, fleet maintenance, and cemetery records management.

Tyler’s Financial and City Solutions products include Web components that enhance local governments’ service capabilities by facilitating online access to information for both employees and citizens and enabling online transactions.

Courts & Justice

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

Our law enforcement systems automate police and sheriff functions from dispatch and records management through booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data. The systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, and automation of statistics and state and federal reporting. Our computer-aided dispatch/emergency 911 system tracks calls and the availability of emergency response vehicles, interfaces with local and state searches, and generally assists dispatchers in processing emergency situations. The law enforcement and jail management systems are fully integrated with the suite of court products that manages the judicial process.

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

In 2002 we introduced Odyssey, an all-new unified court case management system, that became available for general release in the third quarter of 2003. Odyssey uses enhanced Web-browser concepts to render a unique user interface. It incorporates current technology – XML, n-tier architecture, component-based design, and an ultra-thin client footprint – to maximize the value of a court’s investment in new software. We believe that some of Odyssey’s design concepts, including embedded imaging functionality, COM+ objects to enable local customization, and an architecture that enables multiple deployment options, are unique in the court automation marketplace. Odyssey was the first of our new generation of n-tier, browser-based products and our initial marketing efforts for the new court case management system have been focused on states, large cities and counties.

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

We have also developed a new appraisal system, Orion, based on the same technology platform that we used for Odyssey. Orion will replace several UNIX based products and became available for general release during 2004. Orion provides an intuitive, browser-based interface, integration for Geographic Information System applications, valuation, assessment administration and tax billing and collection.

Document Management

We offer a number of specialized applications designed to help county governments enhance and automate courthouse operations. These systems record and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates).

Software Services

We provide a variety of professional IT services to customers who utilize our software products. Virtually all of our customers contract with us for installation, training, and data conversion services in connection with their purchase of Tyler’s software products. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an installation team travels to the customer’s facility to ensure the smooth transfer of data to the new system. Installation fees are charged separately to customers on either a fixed-fee or hourly charge basis, depending on the contract, with full pass-through to customers of travel and other out-of-pocket expenses.

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

Virtually all of our software customers contract for maintenance and support from us, which provides a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless the customer or we give notice of termination prior to expiration. Similar support is provided to our ASP customers, and is included in their overall monthly fees.

Appraisal Services

We are the nation’s largest provider of real property appraisal outsourcing services for local government taxing authorities. These services include:

•	the physical inspection of commercial and residential properties;

•	data collection and processing;

•	sophisticated computer analyses for property valuation;

•	preparation of tax rolls;

•	community education regarding the assessment process; and

•	arbitration between taxpayers and the assessing jurisdiction.

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

In some instances, we also sell property tax and/or appraisal software products in connection with appraisal outsourcing projects, while other customers may only engage us to provide appraisal services. Appraisal outsourcing services are somewhat seasonal in nature to the extent that winter weather conditions reduce the productivity of data collection activities in connection with those projects.

STRATEGY

Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:

•	Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•	Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, via the Internet. We believe that the addition of such features enhance the market appeal of our core products. Since 2001, we have also offered certain of our software products in an ASP environment, a delivery model that we believe will, over time, have increasing appeal to local governments and will be expanded to include more applications. We have also increased our offerings of consulting and business process reengineering services.

•	Leverage a core technology framework across multiple product development efforts. We have developed a core technology framework upon which we have developed or are developing a new generation of a number of products. By leveraging the core framework, which is based on an n-tier, browser-based architecture, for the development of multiple products, we believe we can develop new-generation products more efficiently, and at a lower total cost. In addition, utilizing a core framework is also expected to help us bring new products to market more rapidly. By having more products built on a common technology framework, we expect to enhance our cross-selling opportunities and be able to provide maintenance and other services more efficiently.

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, Puerto Rico, and the United Kingdom, not all of our product lines have nationwide geographic penetration. We intend to continue to expand into new geographic markets

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

•	Expand our existing customer relationships. Our existing customer base of over 6,000 local government offices offers significant opportunities for additional sales of IT products and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenue. We have a large recurring revenue base from maintenance and support, with an annual run rate of $58 million. We have historically experienced very low customer turnover (less than 2% annually for our major software business units) and recurring revenues continue to grow as the installed customer base increases. In addition, since the beginning of 2001, we have established a growing recurring revenue stream from ASP hosting and other similar services.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same products result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, we may from time to time selectively pursue strategic acquisitions that provide us with one or more of the following:

☐	products and services to complement our existing offerings;

☐	entry into new markets related to local governments; and

☐	new customers and/or geographic expansion.

When considering acquisition opportunities, we generally focus on companies with strong management teams and employee bases and excellent customer relationships. In December 2003, we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services systems for local governments. Eden had 2003 revenues of approximately $11.8 million. In December 2003, we also acquired certain assets of a business that provides forms software to users of some of our software products. Prior to these acquisitions, our most recent acquisition included in our continuing operations was completed in November 1999.

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

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2004, approximately 34% of our revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the same products and services that we provide. Most of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than us, including Oracle Corporation, Lawson Software, Inc., SAP AG, MAXIMUS, Inc., Affiliated Computer Services, Inc., SunGard Data Systems, Inc. and Manatron, Inc. In addition, we sometimes compete with consulting and systems integration firms, such as BearingPoint, Inc. and Accenture Ltd., which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals through a request for proposal process.

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

BACKLOG

At December 31, 2004, we estimated our sales backlog was approximately $142.2 million, compared to $139.3 million at December 31, 2003. The backlog represents contracts that have been signed but the products have not been delivered or the services performed as of year-end. Approximately $97.8 million of the backlog is expected to be installed or services are expected to be performed during 2005.

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

EMPLOYEES

At December 31, 2004, we had approximately 1,400 employees. Appraisal outsourcing projects are periodic in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

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

We also maintain an Internet site, the address of which is www.tylerworks.com. We make available free of charge through this site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Forms 4 and 5, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition we also make available free of charge through this site our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Charter for the Compensation Committee and Charter for the Nominating and Governance Committee. We intend to satisfy the disclosure requirements regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our Web site.

ITEM 2. PROPERTIES.

We occupy a total of approximately 290,000 square feet of office and warehouse space, 30,000 of which we own. We lease our principal executive office located in Dallas, Texas, as well as other offices, facilities and project offices for our operating companies in California, Colorado, Connecticut, Florida, Georgia, Idaho, Iowa, Maine, Massachusetts, Michigan, New York, North Carolina, Ohio, South Dakota, Texas, Washington, and Wisconsin.

ITEM 3. LEGAL PROCEEDINGS.

Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2004, we had approximately 2,400 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,400 beneficial owners of our common stock.

The following table sets forth for the calendar periods indicated the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2003:	First Quarter	$4.40	$3.36

	Second Quarter	4.79	3.46

	Third Quarter	7.45	4.30

	Fourth Quarter	10.15	7.04

2004:	First Quarter	$11.05	$8.75

	Second Quarter	10.10	8.17

	Third Quarter	9.47	7.97

	Fourth Quarter	9.99	7.60

2005:	First Quarter (through February 28, 2005)	$8.45	$6.29

We did not pay any cash dividends in 2004 or 2003. Our bank credit agreement contains restrictions on the payment of cash dividends. Also, we intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2004.

			Number of securities remaining
	Number of securities to be issued upon		available for future issuance under
	exercise of outstanding options,	Weighted average exercise	equity compensation plans (excluding
	warrants and rights as of	price of outstanding options,	securities reflected in initial column as
Plan Category	December 31, 2004	warrants and rights	of December 31, 2004)
Equity compensation plans approved by security shareholders:

Stock options	3,963,397	$4.21	1,153,967

ESPP	48,194	7.11	907,992

Equity compensation plans not approved by security shareholders	—	—	—

	4,011,591	$4.24	2,061,959

     During 2004, we purchased approximately 1.5 million shares of our common stock for an aggregate cash purchase price of $12.5 million. A summary of the repurchase activity during 2004 is as follows:

		Additional		Maximum number
	Total number	number of shares	Average	of shares that may
	of shares	authorized that	price paid	be repurchased under
Period	repurchased	may be repurchased	per share	current authorization
Three months ended March 31	191,000	—	$9.33	1,789,000
Three months ended June 30	327,000	—	9.09	1,462,000
Three months ended September 30	333,000	—	8.55	1,129,000
Additional authorization by the board of directors	—	2,000,000	—	3,129,000
October 1 through October 31	—	—	—	—
November 1 through November 30	528,000	—	8.20	2,601,000
December 1 through December 31	80,000	—	7.86	2,521,000

Total year ended December 31, 2004	1,459,000	2,000,000	$8.58	2,521,000

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003 and October 2004. On October 27, 2004, our board of directors authorized the repurchase of an additional 2.0 million shares for a total authorization to repurchase 3.1 million shares of our common stock. As of December 31, 2004, we had authorization to repurchase up to 2.5 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA: (1)
Revenues	$172,270	$145,454	$133,897	$118,816	$93,933
Costs and expenses:
Cost of revenues	106,985	88,621	85,915	78,797	59,658
Selling, general and administrative expenses	45,451	38,390	33,914	30,830	32,805
Amortization of acquisition intangibles (2)	2,714	2,931	3,329	6,898	6,903

Operating income (loss)	17,120	15,512	10,739	2,291	(5,433)
Realized gain on sale of investment in H.T.E., Inc. (3)	—	23,233	—	—	—
Other income (expense), net	317	339	(698)	(479)	(4,884)

Income (loss) from continuing operations before income taxes	17,437	39,084	10,041	1,812	(10,317)
Income tax provision (benefit)	7,309	13,106	3,869	1,540	(2,810)

Income (loss) from continuing operations	$10,128	$25,978	$6,172	$272	$(7,507)

Income (loss) from continuing operations per diluted share	$0.23	$0.58	$0.12	$0.01	$(0.17)

Weighted average diluted shares	44,566	45,035	49,493	47,984	45,380
OTHER DATA:
EBITDA (4)	$28,377	$48,104	$18,557	$13,203	$4,253
STATEMENT OF CASH FLOWS DATA:
Cash flows provided (used) by operating activities	$22,159	$22,535	$19,845	$12,744	$(7,126)
Cash flows (used) provided by investing activities	(9,914)	(590)	(7,974)	(9,706)	65,401
Cash flows used by financing activities	(9,940)	(25,421)	(3,398)	(5,984)	(52,022)

	AS OF DECEMBER 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA: (1)
Total assets	$190,487	$186,396	$169,845	$146,975	$150,712
Long-term obligations, less current portion	—	—	2,550	2,910	7,747
Shareholders’ equity	118,400	117,907	118,656	100,884	96,122

(1)	For the years 2000 through 2004, results of operations include the results of those companies which comprise continuing operations, from the respective dates we acquired the companies. Selected financial data for 2000 has been restated to reflect discontinuation of the information and property records services segment in 2000. See Notes 2 and 3 in the Notes to the Consolidated Financial Statements.

(2)	Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Under the standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but instead tested for impairment at least annually. In accordance with the standard, results of operations for years prior to 2002 are reported under the previous accounting standards for goodwill and intangible assets. Amortization expense net of income taxes, related to goodwill (including assembled workforce subsumed into goodwill) no longer expensed under the standard was $2,960 in 2001 and $2,934 in 2000.

(3)	On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million) for the year ended December 31, 2003.

(4)	EBITDA consists of income (loss) from continuing operations before interest, income taxes, depreciation and amortization. Although EBITDA is not a defined measure of operating performance or cash flows in accordance with accounting principles generally accepted in the United States (“GAAP”), we believe that EBITDA is widely used as a measure of operating performance. Nevertheless, the measure should not be considered in isolation or as a substitute for operating income, cash flows from operating activities, or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA is not necessarily an indication of amounts that may be available for us to reinvest or for any other discretionary uses and does not take into account our debt service requirements and other commitments. In addition, since all companies do not calculate EBITDA in the same manner, this measure may not be comparable to similarly titled measures reported by other companies. The following reconciles EBITDA to income (loss) from continuing operations for the periods presented:

	FOR THE YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
Income (loss) from continuing operations	$10,128	$25,978	$6,172	$272	$(7,507)
Amortization of acquisition intangibles	2,714	2,931	3,329	6,898	6,903
Depreciation and amortization (included in cost of revenues and selling, general and administrative expenses)	8,672	6,465	5,193	4,014	2,783
Interest (income) expense, net (included in other income (expense), net)	(446)	(376)	(6)	479	4,884
Income tax provision (benefit)	7,309	13,106	3,869	1,540	(2,810)

EBITDA (2003 includes $23,233 gross realized gain on sale of investment in H.T.E., Inc.)	$28,377	$48,104	$18,557	$13,203	$4,253

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Factors That May Affect Our Future Results and Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and other documents we file from time to time with the SEC.

When used in this Annual Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecasts,” “might,” “could” or the negative of such terms and similar expressions are intended to identify forward-looking statements.

OVERVIEW

We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.

Our products are generally grouped into four major areas:

•	Financial and City Solutions;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Document Management.

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:

•	Revenues – We derive our revenues from four primary sources: sale of software licenses; software services; appraisal services; and maintenance and support. Because we sell primarily “off-the-shelf” software, increased sales of software products generally result in incrementally higher gross margins. Thus, the most significant driver to our business is the number and size of software license sales. In addition, new software license sales generally generate implementation services revenues as well as future maintenance and support revenues, which we view as a recurring revenue source. We also monitor our customer base and churn since our maintenance and support revenue should increase due to our historically low customer turnover.

•	Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project.

•	Selling, General and Administrative (“SG&A”) Expenses – The primary components of SG&A expense are administrative and sales personnel salaries and commissions, marketing expense, research and development costs, rent and professional fees. Sales commissions generally fluctuate with revenues but other administrative expenses tend to grow at a slower rate than revenues; however, these costs have recently grown disproportionately because of the requirements of corporate governance legislation. Research and development costs will fluctuate from year-to-year depending on product development activity.

•	Liquidity and Cash Flows – The primary driver of our cash flows is net income. In addition, 2003 cash flow was positively impacted when we sold our investment in H.T.E., Inc. and received $39.3 million in cash proceeds. Uses of cash include capital investments in software development and property and equipment and the discretionary purchases of treasury stock. In 2004, we purchased 1.5 million shares of our common stock at our aggregate cash purchase price of $12.5 million. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet – Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.

•	EBITDA – Although EBITDA is not a measure of liquidity required by or presented in accordance with GAAP, we monitor EBITDA as a liquidity measure because of our active acquisition program and the related amortization of our acquisition intangible assets and our significant investment in capitalized software development. In addition we also use EBITDA to evaluate and price potential acquisition candidates. However EBITDA has limitations as an analytical tool and you should not consider EBITDA as an alternative to cash flow from operating activities as a measure of our liquidity or in isolation or as a substitute for analysis of our results as reported under GAAP. For example, EBITDA does not reflect cash expenditures or future requirements for capital expenditures, or changes in, or cash requirements for, our working capital needs.

When considering acquisition opportunities, we generally focus on companies with strong management teams and employee groups and excellent customer relationships. In December 2003 we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services systems for local governments. In December 2003, we also acquired certain assets of a business that provides forms software to users of some of our software products. Prior to these acquisitions, our most recent acquisition was completed in November 1999.

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

Revenue Recognition. We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” Our revenues are derived from sale of software licenses, appraisal services, maintenance and support ,and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts, sales adjustments and estimated cost of product warranties, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Occasionally, customers may become dissatisfied with the functionality of the software products and/or the quality of the services and request a reduction of the total contract price or similar concession. While we engage in extensive product and service quality assurance programs and processes, our allowances for these contract price reductions may need to be revised in the future. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, management at our corporate offices as well as at our operating companies review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts, sales adjustments and estimated cost of product warranties may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.

For those software arrangements that include customization of the software, which is considered essential to its functionality, and for substantially all of our real estate appraisal outsourcing projects, we recognize revenue and profit as the work progresses using the percentage-of-completion method and the proportionate performance method of revenue recognition. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known.

We use contract accounting, primarily the percentage-of-completion method, for those software arrangements that include customization or modification of the software, or where our software services are otherwise considered essential to the functionality of the software. In addition, we recognize revenue using the proportionate performance method of revenue recognition for our real estate appraisal projects, some of which can range up to three years. In connection with these and certain other contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination. In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue which represents billings in excess of revenue earned. This liability primarily consists of maintenance billings in which payments are made in advance and the revenue is ratably earned over the maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product has not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.

Intangible Assets and Goodwill. Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including software, customer related intangibles, trade name and goodwill. In addition, we capitalize software development costs incurred subsequent to the establishment of technological feasibility. Certain of these intangible assets are amortized over their estimated useful lives. All intangible assets with definite and indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of goodwill is generally measured by a comparison of the carrying amount of an asset to its fair value, generally determined by estimated future net cash flows expected to be generated by the asset. Recoverability of other intangible assets is generally measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used, or a significant adverse change in the business climate. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive.

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2004, 2003 and 2002. These results include the results of operations of Eden from the date of its acquisition on December 2, 2003. See Note 2 in the Notes to the Consolidated Financial Statements.

2004 Compared to 2003

     Revenues

The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	2004 vs. 2003
($ in thousands)	2004	Total	2003	Total	$	%
Software licenses	$30,258	18%	$25,914	18%	$4,344	17%
Software services	49,786	29	37,128	25	12,658	34
Maintenance	57,760	33	47,157	32	10,603	22
Appraisal services	27,394	16	30,011	21	(2,617)	(9)
Hardware and other	7,072	4	5,244	4	1,828	35

Total revenues	$172,270	100%	$145,454	100%	$26,816	18%

Software licenses. For the year ended December 31, 2004, software license revenues included $3.5 million related to Eden Systems, compared to $100,000 for the same prior year period. Excluding the software license revenue related to Eden, the increase in software license revenues from 2003 to 2004 was approximately $900,000 or 3%. The change was the result of the following factors:

•	Financial and city solutions software license revenues (excluding Eden) increased $4.9 million due to a combination of geographic expansion on the west coast and in the southwest United States, and an increase in our implementation staff, which has allowed us to install software products more quickly. In addition, the completion in March 2004 of software enhancements to one of our financial software products has enabled us to expand into larger cities and counties, resulting in larger contracts. Our financial and city solutions software products automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations.

•	Justice and courts software license revenues decreased $3.5 million compared to the prior year with approximately $1.4 million of the decline due to lower revenues from Odyssey Case Management system (“Odyssey Courts”). In September 2003, we successfully installed the first phase of Odyssey Courts in the State of Minnesota and Lee County, Florida. The contract with the State of Minnesota is one of the largest software contracts in our history, and we recorded $3.4 million of software license revenue in 2003 for both Minnesota and Lee County. In 2004, we had seven Odyssey contracts in process, several of which began late in the year. We are recognizing revenue on these contracts using contract accounting and recorded approximately $2.0 million of revenue for Odyssey contracts in 2004. The remaining decline reflects lower sales of our legacy courts and justice products.

We have recently introduced a variety of new software products which have replaced certain legacy products. The acceptance of these new products in the marketplace is on-going. The following software products have been released in the last two years:

Products	General Release Date
Odyssey Courts	September 2003
Orion Appraisal and Tax and other related products	March 2004 – December 2004
Eagle Document Management	July 2004

Software services. Software services revenues increased $4.9 million, or 13%, compared to the prior year period after excluding the increase in software services revenues generated by Eden of $7.7 million. Higher software services revenues were attributable to the following factors:

•	Excluding Eden, software services revenues from our financial and city solutions products were $2.5 million, or 14%, higher in 2004, primarily as a result of the increase in related software licenses sales over the prior year. Typically, contracts for software license include services such as installing the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software. Increased staffing levels also allowed for faster implementation of our backlog. In addition, we have been expanding our application service provider (ASP) and disaster recovery markets, which contributed approximately $750,000 to the increase in 2004.

•	Software services revenues related to appraisal software products for the year ended December 31, 2004 were $1.6 million higher than the prior year. Sales of Orion, our new appraisal and tax product generated approximately $1.4 million of the increase.

•	In 2004, our document management division entered into a $1.9 million contract to convert data into a microfilm format, which generated a $675,000 increase in software services revenue over the prior year. This contract is expected to be completed in late 2005.

Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues for the year ended December 31, 2004 included $4.1 million from Eden, compared to $300,000 for the same prior year period. Excluding the impact of Eden, maintenance revenues during the year ended December 31, 2004 increased approximately 15% compared to 2003 due to growth in our installed customer base and slightly higher maintenance rates on certain product lines.

Appraisal services. The decrease in appraisal services revenues is due to the completion of certain significant appraisal contracts, particularly the completion of our contract with Lake County, Indiana in the fourth quarter of 2003. These larger projects are often relatively discretionary in nature, and the projects we recently completed have not been replaced by similar projects.

     Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues and associated gross margins, and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	2004 vs. 2003
($ in thousands)	2004	revenues	2003	revenues	$	%
Software licenses	$8,819	29%	$6,610	26%	$2,209	33%
Software services and maintenance	72,609	68	56,892	67	15,717	28
Appraisal services	20,132	73	21,275	71	(1,143)	(5)
Hardware and other	5,425	77	3,844	73	1,581	41

Total cost of revenues	$106,985	62%	$88,621	61%	$18,364	21%

Overall gross margin	38%		39%

Cost of software license revenues. The increase is related to the general release of several software development products and the commencement of the related amortization expense. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life (generally 3-5 years). Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space. Current year product releases include the Orion appraisal and tax products and an enhancement to one of our financial and city solutions products. Amortization expense for 2004 also includes a full year of expense related to Odyssey Courts versus only four months in 2003.

Cost of software services and maintenance revenues. Cost of software services and maintenance revenues primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel, support activities and various other services such as ASP and disaster recovery. During the year ended December 31, 2004, Eden contributed cost of software services and maintenance revenues of $7.9 million, compared to $500,000 in the prior year. Excluding Eden, cost of software services and maintenance revenues increased $8.3 million, or 15%, during 2004. Additional staff has been added to provide faster implementation of our existing backlog. Excluding Eden, software services and maintenance revenues increased 14% for the year ended December 31, 2004 compared to 2003. Cost of software services and maintenance revenues increased more than the associated revenues due to the time required to train and orient additional personnel hired during 2004 before they can effectively perform revenue-generating tasks, such as training and implementations. In addition, expenses increased as the costs related to certain employees who previously worked on new software development products ceased to be capitalized as those projects were completed and these employees moved into implementation and support functions.

Cost of appraisal services revenues. The decline in the cost of appraisal services revenues is consistent with lower appraisal services revenues. In 2004, appraisal revenues declined at a faster rate than cost of appraisal revenues due to the use of subcontractors to supplement our appraisal staff on some of our larger contracts during 2004, resulting in lower margins. The nature and timing of these contracts required us to retain staff on either short notice or with specific qualifications, thus increasing the associated costs as a percentage of appraisal revenues.

Gross margin. Excluding the results of Eden, our gross margin for 2004 was 37% compared to 39% in the prior year. The decline in gross margin from the prior year period was due to the following factors:

•	Higher amortization costs of our software development products released from mid-year 2003 through 2004; and

•	The utilization of sub-contractors by our property appraisal and tax and document management divisions during 2004.

     Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative expenses (SG&A) for the following years ended December 31:

		% of		% of	2004 vs. 2003
($ in thousands)	2004	revenues	2003	revenues	$	%
Selling, general and administrative expenses	$45,451	26%	$38,390	26%	$7,061	18%

SG&A associated with Eden amounted to $4.4 million in 2004 compared to $350,000 in 2003. Excluding Eden, SG&A increased 8% year-over-year. The increase in SG&A is a result of the following factors:

•	Costs to comply with corporate governance and public disclosure requirements of the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, including those associated with documenting and testing internal controls. Compliance costs have been very high and have significantly exceeded our original estimates. These costs consist of the engagement of a third party firm to consult with us on the development and testing of our controls, as well as the incremental costs associated with the independent auditors attesting to the effectiveness of these controls. While some of the expenses we are incurring this year may be considered “one-time” costs, it is clear that the new regulatory environment places an expensive burden on companies that will continue into the future;

•	Increased headcount in our sales and marketing areas to support geographic expansion;

•	Higher commissions related to higher revenue levels; and

•	Higher research and development costs.

     Amortization of Acquisition Intangibles

The following table sets forth a comparison of amortization of acquisition intangibles for the following years ended December 31:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Amortization of acquisition intangibles	$2,714	$2,931	$(217)	(7)%

Amortization expense has declined compared to the prior year due to certain intangible assets recorded for previous acquisitions that became fully amortized beginning mid 2003 and throughout 2004. This decline was offset somewhat by the amortization expense for acquisition intangibles recorded for the acquisition of Eden in December 2003. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer related intangibles and trade name with the remainder allocated to goodwill that is not subject to amortization. The estimated useful lives of acquired software, customer related intangibles and trade name are 3 to 5 years, 20 to 25 years and 5 to 25 years, respectively. Estimated annual amortization expense relating to acquisition intangibles for the next five years is as follows (in thousands):

2005	$2,060
2006	2,060
2007	2,008
2008	1,921
2009	1,155

     Realized Gain on Sale of Investment in H.T.E., Inc.

On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million) for the year ended December 31, 2003.

     Income Tax Provision

The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			2004 vs. 2003
($ in thousands)	2004	2003	$	%
Income tax provision	$7,309	$13,106	$(5,797)	(44)%

Effective income tax rate	42%	34%

The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the utilization of the capital loss carryforward in 2003, increased state income taxes and non-deductible meals and entertainment costs.

The income tax provision for the year ended December 31, 2003 includes income tax expense of $7.0 million relating to the realized gain from the sale of our investment in HTE (after reduction in valuation allowance related to the utilization of a capital loss carryforward amounting to $1.1 million on a tax-effected basis). For 2003, we had an effective income tax rate of 38% (excluding the effect of the HTE gain) compared to 42% in 2004. The majority of the increase was due to higher state income taxes because in 2004 we had more sales and profitability in highly taxed states than in the prior year.

     Discontinued Operations

One of our non-operating subsidiaries, Swan Transportation Company (“Swan”), had been involved in various claims raised by former employees of a foundry that was owned by an affiliate of Swan and Tyler prior to December 1995. These claims were for alleged work-related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts. After a series of bankruptcy court filings involving Swan, on December 23, 2003, Tyler in accordance with the terms of the plan of reorganization, transferred the stock of Swan to the Swan Asbestos and Silica Trust (“Trust”), an unaffiliated entity that will oversee the processing and payment of all present and future claims related to the foundry. On December 23, 2003, we paid $1.48 million to the Trust in full and final release from all liability for claims associated with the once-owned foundry (the “Swan Matter”). As a result of the release, any claimant is barred from asserting any such claim, either now or in the future, against Tyler or its affected affiliates. During the year ended December 31, 2003, the gain on disposal of discontinued operations of $424,000 primarily resulted because we fully settled the Swan Matter at an amount less than initially recorded and certain aspects of the settlement were conducted in a beneficial tax manner. Accordingly, we recognized for the first time certain tax benefits associated with payments on behalf of the Swan Matter.

     Net Income

The following table sets forth a comparison of our net income, earnings per diluted share, income from continuing operations per diluted share and diluted weighted average shares outstanding for the following years ended December 31:

			2004 vs. 2003
($ in thousands, except per share data)	2004	2003	$	%
Net income	$10,128	$26,402	$(16,274)	(62)%
Earnings per diluted share	0.23	0.59	(0.36)	(61)
Income from continuing operations per diluted share	0.23	0.58	(0.35)	(60)

Diluted weighted average shares outstanding	44,566	45,035	(469)	(1)

Net income for the twelve months ended December 31, 2003 included a $16.2 million realized gain after income taxes relating to the sale of our investment in HTE, which had a diluted earnings per share effect of $0.36 per diluted share.

2003 Compared to 2002

     Revenues

The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	2003 vs. 2002
($ in thousands)	2003	Total	2002	Total	$	%
Software licenses	$25,914	18%	$24,278	18%	$1,636	7%
Software services	37,128	25	25,703	19	11,425	44
Maintenance	47,157	32	40,667	30	6,490	16
Appraisal services	30,011	21	37,319	28	(7,308)	(20)
Hardware and other	5,244	4	5,930	5	(686)	(12)

Total revenues	$145,454	100%	$133,897	100%	$11,557	9%

Software licenses. Software license revenues for 2003 benefited from the successful first phase installation of Odyssey Courts in the State of Minnesota and Lee County, Florida. Software license revenues from these two contracts totaled $3.4 million for the year ended December 31, 2003 compared to none in the prior year. In addition, we increased revenues from our financial and city solutions software products by approximately $200,000 primarily by increasing sales and implementation staff and releasing a new version of one of our county tax products for our customers in the Midwest. However, sales of third-party software licenses relating to our financial and city solutions products declined by approximately $700,000 due to the sales of a one-time upgrade of the graphical user interface on some of our proprietary products in 2002 and decreased emphasis on sales of third-party licenses in 2003. In late 2003, we opened a new financial and city solutions sales office in California in an effort to further penetrate the west coast market.

We also experienced a decline in our property appraisal and tax software license revenues of approximately $750,000. Most of this decline related to one large property appraisal and tax software installation in the third quarter of 2002.

Software services. Higher software services revenues were attributable to the following factors:

•	Services related to implementation of Odyssey Courts. Our new courts and justice product accounted for approximately 13% of the software services increase. In 2003, we recognized $3.4 million of services revenue compared to $1.9 million in the prior year for Minnesota and Lee County contracts.

•	Software services related to the increase in software license contracts signed in late 2002 and in the first half of 2003. Increased training staff has also allowed for faster implementation of our backlog. Services related to property appraisal and tax software and financial and city solutions software each contributed approximately $4.7 million and $3.5 million, respectively, of the increase in 2003 over 2002.

Maintenance. The maintenance revenue increase was due to growth in our installed customer base and slightly higher rates on certain product lines.

Appraisal services. The decrease is related to the completion and progression of several major appraisal contracts. During 2003, we signed a new six-year contract to provide Nassau County, New York Board of Assessors (“Nassau County Extension”) with updated property assessments and additional property appraisal and tax software. The following table contains the appraisal services revenues for significant contracts for the years presented:

				Appraisal
	Appraisal revenue recorded		Total appraisal	revenues
	Year ended December 31,		revenues	recognized	Anticipated Contract
($ in thousands)	2003	2002	per contract	to date	completion date
Nassau County, New York Board of Assessors	$300	$12,100	$29,500	$29,500	First quarter 2003
Lake County, Indiana	6,300	8,200	15,300	15,300	Third quarter 2003
Indiana Revaluations	1,000	4,900	10,700	10,500	Mid-2004
Nassau County Extension	5,300	—	25,300	5,300	Estimated fiscal 2009
Franklin County, Ohio	2,700	—	9,100	2,700	Estimated mid-2005

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues and gross margins, and those components stated as a percentage of associated revenues for the years ended December 31:

		% of		% of
		related		related	2003 vs. 2002
($ in thousands)	2003	revenues	2002	revenues	$	%
Software licenses	$6,610	26%	$5,482	23%	$1,128	21%
Software services and maintenance	56,892	67	50,175	76	6,717	13
Appraisal services	21,275	71	25,512	68	(4,237)	(17)
Hardware and other	3,844	73	4,746	80	(902)	(19)

Total cost of revenues	$88,621	61%	$85,915	64%	$2,706	3%

Overall gross margin	39%		36%

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

     Selling, General and Administrative Expenses

The following table sets forth a comparison of our SG&A for the following years ended December 31:

		% of		% of	2003 vs. 2002
($ in thousands)	2003	revenues	2002	revenues	$	%
Selling, general and administrative expenses	$38,390	26%	$33,914	25%	$4,476	13%

The increase in selling, general and administrative expenses in 2003 compared to 2002 is a result of the following factors:

•	Increased bonus expense for key management personnel as a result of our improved operating performance;

•	Higher commission expense that resulted from increased revenues;

•	Annual salary adjustments and increased headcount;

•	Increased advertising and marketing expenses, primarily related to new products and services; and

•	Higher research and development costs.

     Amortization of Acquisition Intangibles

The following table sets forth a comparison of amortization of acquisition intangibles for the following years ended December 31:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Amortization of acquisition intangibles	$2,931	$3,329	$(398)	(12)%

The decrease in amortization from 2002 is related to certain of our acquisition intangibles becoming fully amortized during 2003.

     Other Income (Expense), Net

The following table sets forth a comparison of the key components of other income (expense), net for the following years ended December 31:

			2003 vs. 2002
($ in thousands)	2003	2002	$	%
Legal fees associated with investment in HTE	$—	$(704)	$704	100%
Interest income	633	193	440	228
Interest expense	(257)	(187)	(70)	37
Realized net loss on sale of short-term investments available-for-sale	(39)	—	(39)	(100)
Minority interest	2	—	2	100

	$339	$(698)

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

     Income Tax Provision

The following table sets forth a comparison of our income tax provision for the following years ended December 31:

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

     Net Income

The following table sets forth a comparison of our net income, earnings per diluted share, income from continuing operations per diluted share and diluted weighted average shares outstanding for the years ended December 31:

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the estimated impact on net income and net income per diluted share amounts for the third and fourth quarter of 2005, of recording share-based payments in our consolidated statement of operations using a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards.

FINANCIAL CONDITION AND LIQUIDITY

Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. As of December 31, 2004, our balance in cash and cash equivalents was $12.6 million and we had short-term investments of $13.8 million, compared to cash and cash equivalents of $10.3 million and short-term investments of $11.7 million at December 31, 2003. Cash provided by operating activities was $22.2 million compared to cash provided by operations of $22.5 million in 2003 and $19.8 million in 2002. Cash and short-term investments increased primarily due to continued strong operating performance and collections of receivables.

At December 31, 2004, our days sales outstanding (“DSOs”) were 92 days compared to DSOs of 98 days at December 31, 2003. The decrease in DSOs is due primarily to continued strong cash collections during 2004. DSOs are determined based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $9.9 million in 2004 compared to $590,000 in 2003 and $8.0 million in 2002. The cash used in investing activities in 2004 was comprised of investments in software development costs and property and equipment, short-term bond funds and additional purchase price payments related to the Eden acquisition. Investing activities in 2003 included $39.3 million of gross proceeds on the sale of our investment in H.T.E., Inc. which was offset by the investment of such proceeds in short-term bond funds, software development costs, property and equipment and the acquisition of Eden.

On February 11, 2005, we entered into a new revolving bank credit agreement (the “2005 Credit Facility”). The 2005 Credit Facility matures February 11, 2008 and provides for total borrowings of up to $30.0 million and a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit. As of February 28, 2005, our effective interest rate was 4.2% under the

2005 Credit Facility. As of December 31, 2004 we had no debt and outstanding letters of credit totaling $4.8 million under a previous debt agreement to secure surety bonds required by some of our customer contracts. As of February 28, 2005, we had no outstanding borrowings under the 2005 Credit Facility.

During 2004, we made capital expenditures of $6.8 million, including $4.6 million for software development costs. The other expenditures related to computer equipment, furniture and fixtures and expansions related to internal growth. Capital expenditures were funded from cash generated from operations.

Proceeds from sales of short-term investments were $10.1 million during 2004. During 2004, we invested $8.9 million in auction rate municipal bonds. The bonds pay interest at various fixed rates.

Pursuant to our purchase agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were also granted the right to “call” the remaining shares. In January 2004, we purchased 500 shares for $145,000 in cash. We purchased the remaining 2,000 shares for a cash purchase price of $580,000 in July 2004.

Financing activities used cash of $9.9 million in 2004 compared to $25.4 million in 2003 and $3.4 million in 2002. The cash used in financing activities in 2004 was primarily comprised of purchases of treasury shares net of proceeds from stock option exercises. Financing activities in 2003 included the purchase of approximately 6.0 million shares of our common stock through our modified Dutch Auction tender offer and purchases on the open market for $24.1 million.

During 2004, we purchased approximately 1.5 million shares of our common stock for an aggregate cash purchase price of $12.5 million.

In 2004, we received $1.9 million from the exercise of options to purchase approximately 680,000 shares of our common stock under our employee stock option plan. During 2003 we issued 554,000 shares of common stock and received $1.7 million in aggregate proceeds, upon exercise of stock options and during 2002 we issued 491,000 shares of common stock and received $1.6 million in aggregate proceeds upon exercise of stock options.

During 2004, we received $673,000 for contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan (“the ESPP”), which was adopted by our shareholders in May 2004. In October 2004, we issued 44,000 shares of common stock for contributions made to the ESPP during the three months ended September 30, 2004. In January 2005, we issued 48,000 shares of common stock for contributions made to the ESPP during the three months ended December 31, 2004.

In March 2003 we retired an outstanding $2.5 million, 10% promissory note payable. The note was originally due in January 2005 and required quarterly interest payments.

Subsequent to December 31, 2004 and through March 1, 2005 we have purchased approximately 915,000 shares of our common stock for an aggregate cash purchase price of $6.3 million.

Excluding acquisitions, we anticipate that 2005 capital spending will be approximately $6.2 million, $3.9 million of which will be related to software development. Capital spending in 2005 is expected to be funded from existing cash balances and cash flows from operations.

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

We primarily lease offices, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2013. Most leases contain renewal options and some contain purchase options. Following are the future obligations under non-cancelable leases at December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Future rental payments under operating leases	$4,580	$3,938	$3,735	$3,740	$3,705	$5,806	$25,504

It is not our usual business practice to enter into off-balance sheet arrangements. Moreover, it is not our normal policy to issue guarantees to third parties. As of December 31, 2004, we have no material purchase commitments, except for the operating lease commitments listed above.

CAPITALIZATION

At December 31, 2004, our capitalization consisted of $118.4 million of shareholders’ equity.

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

We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including whether:

•	license agreements include applications that are under development or other undelivered elements;

•	we must deliver services that are considered essential to the functionality of the software, including significant modifications, customization, or complex interfaces, which could delay product delivery or acceptance;

•	the transaction involves acceptance criteria;

•	the transaction involves contingent payment terms or fees;

•	we are required to accept a fixed-fee services contract; or

•	we are required to accept extended payment terms.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. The costs required to comply with such evolving laws are difficult to predict. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in an unforeseen increase in general and administrative expenses and a diversion of management time and attention from revenue-generating activities, which may harm our business, financial condition, or results of operations.

Increases in service revenue as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

We realize lower margins on software and appraisal service revenues than on license revenue. The majority of our contracts include both software licenses and the provision of professional services. Therefore, an increase in the percentage of software service and appraisal service revenue compared to license revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results.

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

We also compete with internal, centralized information service departments of governmental entities, which requires us to persuade the end-user to stop the internal service and outsource to us. In addition, our customers may elect in the future to provide information management services internally through new or existing departments, which will reduce the market for our services.

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

In addition, a significant portion of our growth has resulted from strategic acquisitions in new product and geographic markets. Although our future focus will be on internal growth, we will continue to identify and pursue strategic acquisitions and alliances with suitable candidates. Our future success will depend, in part, on our ability to successfully integrate future acquisitions and other strategic alliances into our operations. Acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, and amortization of certain acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition, and results of operations. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions or alliances will be accomplished on favorable terms or will result in profitable operations.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential liability claims. It is possible, however, that we may not always be able to negotiate such provisions in our contracts with customers or that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws, ordinances, or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure our contracts to include limitations on liability, we cannot assure you that a successful claim could not be made or would not have a material adverse effect on our business, financial condition, and results of operations.

Our Application Service Provider strategy has yet to gain widespread acceptance.

Some businesses choose to access enterprise software applications through application service providers, or ASPs, which are businesses that host applications and provide access to software on a subscription basis. The public sector market for ASP solutions is new and unproven. Acceptance of our ASP model depends upon the ability and willingness of different governmental entities to accept and implement ASP solutions. Some prospective clients have expressed security and privacy concerns with the ASP model, including a concern regarding the confidential nature of the information and transactions available from and conducted with governments and concerns regarding off-site storage of such information. We have limited experience selling our solutions through ASPs and may not be successful in generating revenue from this distribution channel.

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

Financial Outlook

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of December 31, 2004, we had funds invested in a state and municipal bond mutual fund and auction rate municipal and corporate bonds, all of which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. We are not exposed to any market risk related to the municipal bond mutual fund as we liquidated it in February 2005. Due to the nature of the auction rate municipal and corporate bonds, we are not subject to significant market rate risk.

We have no outstanding debt at December 31, 2004, and we therefore are not subject to any interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm and our consolidated financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Our chief executive officer and our chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)) as of December 31, 2004. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2004 such disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting — During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting — Tyler’s management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Securities Exchange Act Rule 13a-15(f). Tyler’s internal control over financial reporting is designed to provide reasonable assurance to Tyler’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, Tyler’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited Tyler’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of Tyler’s internal control over financial reporting appears on page F-2 hereof.

ITEM 9B. OTHER INFORMATION

None.

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

Headings in Proxy Statement
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	“Tyler Management”

ITEM 11.	EXECUTIVE COMPENSATION.	“Executive Compensation”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	“Executive Compensation — Employment Contracts”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item may be found under the section captioned “Proposals For Consideration — Proposal Two — Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2005” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

     The following documents are filed as part of this Annual Report:

(a)	(1) The consolidated financial statements are filed as part of this Annual Report.

Page
	Reports of Independent Registered Public Accounting Firm	F-1

	Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002	F-3

	Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-6

	Notes to Consolidated Financial Statements	F-7

(2)	The following financial statement schedule is filed as part of this report.

	Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002	F-24

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

Exhibit
Number	Description
3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

10.1	Credit Agreement dated as of February 27, 2002, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. (filed as Exhibit 4.6 to our Form 10-K for the year ended December 31, 2001 and incorporated by reference herein).

10.2	First Amendment to Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated March 5, 2002. (filed as Exhibit 4.7 to our Form 10-K for the year ended December 31, 2001 and incorporated by reference herein).

10.3	Second Amendment to Credit Agreement, First Amendment to Pledge and Security Agreement, and Lenders Consent and Waiver by and Among Tyler Technologies, Inc. and Bank of Texas N.A. (filed as Exhibit 4.5 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.4	Third Amendment to Credit Agreement, Second Amendment to Pledge and Security Agreement, Lender’s Consent and Waiver, and Borrower’s Acknowledgement, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective January 10, 2003 (filed as Exhibit 4.9 to our Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.5	Fourth Amendment to Credit Agreement, and Lender’s Consent, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective March 27, 2003 (filed as Exhibit 4.10 to our Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein).

10.6	Fifth Amendment to Credit Agreement and Lender’s Consent and Waiver, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. (filed as Exhibit 4.11 to our Form 10-Q, dated effective March 31, 2003 and incorporated by reference herein).

10.7	Sixth Amendment to Credit Agreement, Third Amendment to Pledge and Security Agreement and Lender’s Consent and Agreement, by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated effective December 2, 2003 (filed as Exhibit 4.8 to our Form 10-K for the year ended December 31, 2003 and incorporated by reference herein).

Exhibit
Number	Description
10.8	Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. as Administrative Agent, Letter of Credit Issuer and Lender, and Texas Capital Bank, as Lender. (filed as Exhibit 99.2 to our Form 8-K, dated effective February 15, 2005 and incorporated by reference herein).

10.9	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.10	Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated by reference herein and amended by Exhibit 4.2).

10.11	Purchase Agreement between Tyler Corporation, Richmond Partners, Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit 10.24 to our Form 8-K, dated September 2, 1997, and incorporated by reference herein).

10.12	Employment agreement between Tyler Technologies, Inc. and Theodore L. Bathurst, dated October 7, 1998, (filed as Exhibit 10.18 to our Form 10-Q for the quarter ended September 30, 1998, and incorporated by reference herein).

10.13	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated July 1, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein).

10.14	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John M. Yeaman dated July 1, 2003 (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein).

10.15	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated July 1, 2003 (filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2003 and incorporated by reference herein).

10.16	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

*21	Subsidiaries of Tyler

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
*32.1	Certifications by Principal Executive Officer pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* — Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

Date: March 8, 2005	By:	/s/ John S. Marr

John S. Marr
Chief Executive Officer and President
(principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2005	By:	/s/ John S. Marr

John S. Marr
Chief Executive Officer and President
Director
(principal executive officer)

Date: March 8, 2005	By:	/s/ John M. Yeaman

John M. Yeaman
Chairman of the Board

Date: March 8, 2005	By:	/s/ Theodore L. Bathurst

Theodore L. Bathurst
Vice President and Chief
Financial Officer
(principal financial officer)

Date: March 8, 2005	By:	/s/ Brian K. Miller

Brian K. Miller
Vice President — Finance and Treasurer

Date: March 8, 2005	By:	/s/ Terri L. Alford

Terri L. Alford
Controller
(principal accounting officer)

Date: March 8, 2005	By:	/s/ Donald R. Brattain

Donald R. Brattain
Director

Date: March 8, 2005	By:	/s/ J. Luther King

J. Luther King
Director

Date: March 8, 2005	By:	/s/ G. Stuart Reeves

G. Stuart Reeves
Director

Date: March 8, 2005	By:	/s/ Michael D. Richards

Michael D. Richards
Director

Date: March 8, 2005	By:	/s/ Glenn A. Smith

Glenn A. Smith
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas
March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tyler Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Tyler Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tyler Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 3, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas
March 3, 2005

Tyler Technologies, Inc.

Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2004	2003	2002
Revenues:
Software licenses	$30,258	$25,914	$24,278
Software services	49,786	37,128	25,703
Maintenance	57,760	47,157	40,667
Appraisal services	27,394	30,011	37,319
Hardware and other	7,072	5,244	5,930

Total revenues	172,270	145,454	133,897

Cost of revenues:
Software licenses	8,819	6,610	5,482
Software services and maintenance	72,609	56,892	50,175
Appraisal services	20,132	21,275	25,512
Hardware and other	5,425	3,844	4,746

Total cost of revenues	106,985	88,621	85,915

Gross profit	65,285	56,833	47,982

Selling, general and administrative expenses	45,451	38,390	33,914
Amortization of acquisition intangibles	2,714	2,931	3,329

Operating income	17,120	15,512	10,739

Realized gain on sale of investment in H.T.E., Inc.	—	23,233	—
Other income (expense), net	317	339	(698)

Income from continuing operations before income taxes	17,437	39,084	10,041
Income tax provision	7,309	13,106	3,869

Income from continuing operations	10,128	25,978	6,172

Gain on disposal of discontinued operations, after income taxes	—	424	1,817

Net income	$10,128	$26,402	$7,989

Basic income per common share:
Continuing operations	$0.25	$0.61	$0.13
Discontinued operations	—	0.01	0.04

Net income per common share	$0.25	$0.62	$0.17

Diluted income per common share:
Continuing operations	$0.23	$0.58	$0.12
Discontinued operations	—	0.01	0.04

Net income per common share	$0.23	$0.59	$0.16

Basic weighted average common shares outstanding	41,288	42,547	47,136
Diluted weighted average common shares outstanding	44,566	45,035	49,493

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,573	$10,268
Short-term investments available-for-sale	13,832	11,669
Accounts receivable (less allowance for losses of $986 in 2004 and $1,094 in 2003)	45,801	42,517
Prepaid expenses and other current assets	5,042	3,853
Deferred income taxes	1,611	1,536

Total current assets	78,859	69,843

Property and equipment, net	6,624	6,927

Other assets:
Restricted certificate of deposit	7,500	7,500
Goodwill	53,709	53,932
Customer related intangibles, net	18,855	20,014
Software, net	23,385	26,390
Trade name and other acquisition intangibles, net	1,369	1,476
Sundry	186	314

	$190,487	$186,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,890	$2,378
Accrued liabilities	13,660	14,541
Deferred revenue	41,541	37,843
Income taxes payable	1,023	530

Total current liabilities	59,114	55,292

Deferred income taxes	12,973	13,182
Minority interest	—	15

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2004 and 2003	481	481
Additional paid-in capital	152,870	156,201
Accumulated deficit	(4,424)	(14,552)
Accumulated other comprehensive loss, net of tax	—	(32)
Treasury stock, at cost; 7,423,361 and 6,703,763 shares in 2004 and 2003, respectively	(30,527)	(24,191)

Total shareholders’ equity	118,400	117,907

	$190,487	$186,396

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2004, 2003 and 2002
In thousands

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Equity
Balance at December 31, 2001	48,148	$481	$157,242	$(4,545)	$(48,943)	(920)	$(3,351)	$100,884
Comprehensive income:
Net income	—	—	—	—	7,989	—	—	7,989
Unrealized gain on investment security, net of tax	—	—	—	11,963	—	—	—	11,963

Total comprehensive income								19,952

Issuance of shares pursuant to stock compensation plans	—	—	(542)	—	—	491	2,164	1,622
Treasury stock purchases	—	—	—	—	—	(1,500)	(4,000)	(4,000)
Federal income tax benefit related to exercise of stock options	—	—	198	—	—	—	—	198

Balance at December 31, 2002	48,148	481	156,898	7,418	(40,954)	(1,929)	(5,187)	118,656
Comprehensive income:
Net income	—	—	—	—	26,402	—	—	26,402
Unrealized loss on investment securities, net of tax	—	—	—	(32)	—	—	—	(32)
Reclassification adjustment, net of income taxes of $3,995	—	—	—	(7,418)	—	—	—	(7,418)

Total comprehensive income								18,952

Issuance of shares pursuant to stock compensation plans	—	—	(645)	—	—	554	2,318	1,673
Treasury stock purchases	—	—	—	—	—	(6,019)	(24,104)	(24,104)
Stock warrant exercises	—	—	(1,584)	—	—	393	1,584	—
Federal income tax benefit related to exercise of stock options	—	—	292	—	—	—	—	292
Shares issued for acquisitions	—	—	1,240	—	—	297	1,198	2,438

Balance at December 31, 2003	48,148	481	156,201	(32)	(14,552)	(6,704)	(24,191)	117,907
Comprehensive income:
Net income	—	—	—	—	10,128	—	—	10,128
Unrealized loss on investment securities, net of tax	—	—	—	(37)	—	—	—	(37)
Reclassification adjustment, net of income taxes of $37	—	—	—	69	—	—	—	69

Total comprehensive income								10,160

Issuance of shares pursuant to stock compensation plans	—	—	(3,704)	—	—	680	5,644	1,940
Treasury stock purchases	—	—	—	—	—	(1,459)	(12,518)	(12,518)
Stock warrant exercises	—	—	(143)	—	—	16	143	—
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(66)	—	—	44	395	329
Federal income tax benefit related to exercise of stock options	—	—	582	—	—	—	—	582

Balance at December 31, 2004	48,148	$481	$152,870	$—	$(4,424)	(7,423)	$(30,527)	$118,400

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31
In thousands

	2004	2003	2002
Cash flows from operating activities:
Net income	$10,128	$26,402	$7,989
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	11,386	9,396	8,522
Realized gain on sale of investment in H.T.E., Inc.	—	(23,233)	—
Realized net losses on sales of investment securities	106	39	—
Non-cash interest and other charges	88	219	348
Provision for losses — accounts receivable	796	1,104	727
Deferred income tax (benefit) provision	(300)	4,628	3,384
Discontinued operations — noncash charges and changes in operating assets and liabilities	—	(843)	(2,458)
Changes in operating assets and liabilities, exclusive of effects of acquired companies and discontinued operations:
Accounts receivable	(3,760)	(7,354)	1,056
Income tax payable	1,063	728	151
Prepaid expenses and other current assets	(1,084)	(77)	(316)
Accounts payable	511	(238)	354
Accrued liabilities	(961)	2,603	1,095
Deferred revenue	4,186	9,161	(1,007)

Net cash provided by operating activities	22,159	22,535	19,845

Cash flows from investing activities:
Proceeds from sale of investment in H.T.E., Inc.	—	39,333	—
Purchases of short-term investments	(12,277)	(27,758)	—
Proceeds from sales of short-term investments	10,055	16,000	—
Cost of acquisitions, net of cash acquired	(946)	(12,109)	—
Increase in restricted certificate of deposit	—	(7,500)	—
Investment in software development costs	(4,575)	(6,761)	(7,210)
Additions to property and equipment	(2,267)	(1,796)	(2,508)
Proceeds from disposal of discontinued operations and related assets	—	127	1,807
Other	96	(126)	(63)

Net cash used by investing activities	(9,914)	(590)	(7,974)

Cash flows from financing activities:
Payments on notes payable	(35)	(2,990)	(456)
Payment of debt of discontinued operations	—	—	(324)
Purchase of treasury shares	(12,518)	(24,104)	(4,000)
Contributions from employee stock purchase plan	673	—	—
Proceeds from exercise of stock options	1,940	1,673	1,622
Debt issuance costs	—	—	(240)

Net cash used by financing activities	(9,940)	(25,421)	(3,398)

Net increase (decrease) in cash and cash equivalents	2,305	(3,476)	8,473
Cash and cash equivalents at beginning of year	10,268	13,744	5,271

Cash and cash equivalents at end of year	$12,573	$10,268	$13,744

See accompanying notes.

Tyler Technologies, Inc.

Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)

December 31, 2004 and 2003

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our parent company and our subsidiaries, all of which are wholly-owned as of December 31, 2004 (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation. In 2005 we merged all of our subsidiaries into the parent company.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. At December 31, 2004 and 2003, we classified our short-term investments as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value as determined by quoted market price and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of securities sold is determined using the average cost method. Following is a summary of short-term investments:

		Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value
Auction rate municipal bonds	$8,925	$—	$—	$8,925
State and municipal bond mutual fund	4,907	—	—	4,907

	$13,832	$—	$—	$13,832

		Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value
State and municipal bond mutual fund	$5,843	$—	$(6)	$5,837
Fixed income securities mutual fund	5,875	—	(43)	5,832

	$11,718	$—	$(49)	$11,669

Included in other assets is a $7.5 million restricted certificate of deposit with a maturity in excess of one year which collateralizes letters of credit required under our surety bond program. These letters of credit expire during 2005 and early 2006.

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

Software Licenses:

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting. We use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

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

Appraisal Services:

For our real estate appraisal projects, we recognize revenue using the proportionate performance method of revenue recognition since many of these projects are often implemented over a one to three year period and consist of various unique activities. Under this method of revenue recognition, we identify each activity for the appraisal project with a typical project generally calling for bonding, office set up, training, routing of map information, data entry, data collection, data verification, informal hearings, appeals and project management. Each activity or act is specifically identified and assigned an estimated cost. Costs which are considered to be associated with indirect activities, such as bonding costs and office set up, are expensed as incurred. These costs are typically billed as incurred and are recognized as revenue equal to cost. Direct contract fulfillment activities and related supervisory costs such as data collection, data entry and verification are expensed as incurred. The direct costs for these activities are determined and the total contract value is then allocated to each activity based on a consistent profit margin. Each activity is assigned a consistent unit of measure to determine progress towards completion and revenue is recognized for each activity based upon the percentage complete as applied to the estimated revenue for that activity. Progress for the fulfillment activities is typically based on labor hours or an output measure such as the number of parcel counts completed for that activity. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

Computer Hardware Equipment:

Revenue allocable to computer hardware equipment, which is based on vendor specific objective evidence of fair value, is recognized when we deliver the equipment and collection is probable.

Postcontract Customer Support:

Our customers generally enter into PCS agreements when they purchase our software licenses. Our PCS agreements are generally renewable every year. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred. Fair value for the maintenance and support obligations for software licenses is based upon the specific sale renewals to customers or upon renewal rates quoted in the contracts.

Deferred revenue consists primarily of payments received in advance of revenue being earned under software licensing, software services, hardware installation and support and maintenance contracts. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements.

Prepaid expenses and other current assets include direct and incremental costs, consisting primarily of third party sub-contractor payments and commissions associated with arrangements for which revenue recognition has been deferred. Such costs are expensed at the time the related revenue is recognized.

USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportionate performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets and valuation allowance for receivables. Actual results could differ from those estimates.

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

INTEREST COST

We capitalize interest cost as a component of capitalized software development costs. We capitalized interest costs of $63,000 during 2003 and $269,000 during 2002. We did not capitalize any interest costs during 2004.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are included with selling, general and administrative expenses and are expensed when incurred. We expensed research and development costs of $2.5 million during 2004, $1.1 million during 2003, and $611,000 during 2002.

OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	Years ended December 31,
	2004	2003	2002
Interest income	$638	$633	$193
Interest expense	(192)	(257)	(187)
Realized net loss on sales of short-term investments available-for-sale	(106)	(39)	—
Minority interest (see Note 2)	(23)	2	—
Legal fees associated with investment in H.T.E., Inc. (See Note 6)	—	—	(704)

	$317	$339	$(698)

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

STOCK COMPENSATION

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB No. 25, issued in March 2000. Under APB No. 25’s intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award’s intrinsic value – the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore, we have not recorded any compensation expense related to grants of stock options.

The weighted-average fair value per stock option granted was $6.03 for 2004, $3.41 for 2003, and $3.61 for 2002. We estimated the fair values using the Black-Scholes option pricing model and the following assumptions for the periods presented:

	Years ended December 31,
	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.7%	3.3%	4.9%
Expected stock price volatility	79.1%	86.5%	77.0%
Expected term until exercise (years)	5	5	7

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123. The pro forma impact of applying SFAS No. 123 in 2004, 2003 and 2002 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows:

	Years ended December 31,
	2004	2003	2002
Net income as reported	$10,128	$26,402	$7,989
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefit	(1,086)	(1,915)	(2,110)

Pro forma net income	$9,042	$24,487	$5,879

Basic earnings per share:
As reported	$0.25	$0.62	$0.17

Pro forma	$0.22	$0.58	$0.12

Diluted earnings per share:
As reported	$0.23	$0.59	$0.16

Pro forma	$0.20	$0.54	$0.12

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, to be recorded in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of 2005 for calendar year companies, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our Consolidated Statement of Cash Flows, were $582,000 during 2004, $292,000 during 2003, and $198,000 during 2002.

We currently expect to adopt SFAS No. 123R effective July 1, 2005; however, we have not yet determined which of the adoption methods we will use. Subject to a complete review of the requirements of SFAS No. 123R, based on stock options granted to employees through December 31, 2004, we expect that the adoption of SFAS No. 123R on July 1, 2005, would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $200,000 ($0.00 per share, diluted) each quarter.

SFAS No. 123R also requires employee stock purchase plans (ESPP) with purchase price discounts greater than 5% to be compensatory. Our ESPP has a 15% purchase price discount with “look back” features, but the plan can be modified at any time. Based on our current intention to modify certain portions of our plan, we expect the related compensatory charge would reduce both third quarter 2005 and fourth quarter 2005 net earnings by approximately $50,000 ($0.00 per share, diluted) each. See Note 12 for further information on our stock-based compensation plans.

COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income are as follows:

	Years ended December 31,
	2004	2003	2002
Net income	$10,128	$26,402	$7,989
Other comprehensive income (loss):
Change in fair value of short-term investments available-for-sale (net of deferred tax benefit of $20 in 2004 and $17 in 2003)	(37)	(32)	—
Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense of $3,995)	—	(7,418)	—
Reclassification adjustment for unrealized gain related to investments available-for-sale (net of deferred tax expense of $37)	69	—	—
Change in fair value of investment in H.T.E., Inc. (net of deferred tax expense of $3,995 for 2002)	—	—	11,963

Total comprehensive income	$10,160	$18,952	$19,952

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

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” we will evaluate goodwill for impairment annually as of April 1st, or more frequently if impairment indicators arise. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the implementation of SFAS No. 142, we identified two reporting units for impairment testing. The appraisal services and appraisal software stand-alone business unit qualified as a reporting unit since it is one level below an operating segment, discrete financial information exists for the business unit and the executive management group directly reviews this business unit. The other software business units were aggregated into the other single reporting unit. The appraisal services and appraisal software stand-alone business unit is organized in such a manner that both of its revenue sources are tightly integrated with each other and discrete financial information at the operating profit level does not exist for this business unit’s respective revenue sources.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically evaluate whether current facts or circumstances indicate that the carrying value of our property and equipment or other long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset or appropriate grouping of assets and the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

COSTS OF COMPUTER SOFTWARE

Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $4.6 million during 2004, $6.8 million during 2003 and $7.2 million during 2002. Software development costs primarily consist of personnel costs, rent for related office space and capitalized interest cost. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life.

Amortization of software development costs was approximately $6.1 million in 2004, $4.1 million during 2003, and $2.8 million during 2002 and is included in cost of software license revenue in the accompanying consolidated statements of operations.

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

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Concentrations of credit risk with respect to receivables are limited due to the large number of customers to which our products and services are provided, as well as their dispersion across many different geographic areas. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2004.

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

Our property appraisal outsourcing service contracts can range up to three years and, in one case, as long as six years in duration. In connection with these contracts as well as certain software service contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination. We have recorded retentions and unbilled receivables (costs and estimated profit in excess of billings) of $11.7 million and $7.6 million at December 31, 2004 and 2003, respectively, in connection with such contracts. Retentions are included in accounts receivable and amounted to $1.7 million at December 31, 2004, of which $536,000 is expected to be collected in excess of one year.

One customer accounted for approximately 10% of our total consolidated revenues during 2002.

INDEMNIFICATION

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. FIN 45 also requires additional disclosure by a guarantor in its interim and annual consolidated financial statements about its obligations under certain guarantees and indemnifications. The following summarizes the agreements we have determined are within the scope of FIN 45:

Most of our software license agreements indemnify our customers in the event that the software sold infringes upon the intellectual property rights of a third party. These agreements typically provide that in such event we will either modify or replace the software so that it becomes non-infringing or procure for the customer the right to use the software. We have recorded no liability associated with this indemnification, as we are not aware of any pending or threatened infringement actions that are possible losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

We have also agreed to indemnify our officers and board members if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. A form of the indemnification agreement is filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein. We maintain directors’ and officers’ insurance coverage to protect against any such losses. We have recorded no liability associated with these indemnifications as we are not aware of any pending or threatened actions or claims against any officer or board member. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

RECLASSIFICATIONS

Certain amounts for previous years have been reclassified to conform to the current year presentation.

(2) ACQUISITIONS

During December 2003, we acquired one company, Eden Systems, Inc. (“Eden”), and certain assets of another business that provides forms software to users of some of our software products. The results of these acquisitions have been included in our consolidated financial statements since their respective dates of acquisition. We acquired 95% of the outstanding common stock of Eden on December 2, 2003 and purchased the remaining 5% of the outstanding stock at various dates in 2004. Eden provides financial, personnel and citizen services applications software for local governments. We believe Eden’s products and expertise will complement our business model and give us additional opportunities to provide our customers with solutions tailored specifically for local governments. In particular, the addition of Eden considerably increases our presence in the western part of the United States.

Following is a summary of our 2003 acquisitions:

		Shares of	Value of				Customer Related
Company	Cash	Common Stock	Common Stock	Goodwill	Software	Trade Name	Intangibles

Eden	$10,660	237	$1,938	$5,426	$3,710	$1,180	$6,281
Other	2,400	60	500	1,985	155	300	—

Total	$13,060	297	$2,438	$7,411	$3,865	$1,480	$6,281

Cash paid for acquisitions excludes acquired cash balances of approximately $2.1 million and includes payments in cash of $946,000 paid during the year ended December 31, 2004 in connection with the purchase of remaining minority interest and other settlement matters. The value of the Tyler common stock was determined based on the average market price of Tyler’s common shares over the ten-day period before the terms of the acquisition were agreed to and announced. Approximately $2.0 million of goodwill is expected to be deductible for tax purposes. The software, trade name and customer related intangibles have useful lives of 3-5 years, 5-25 years and 25 years, respectively.

Pursuant to the agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and Tyler was also granted the right to “call” the remaining shares. In January 2004, Tyler purchased 500 shares for $145,000 in cash. We purchased the remaining 2,000 shares for a cash purchase price of $580,000 in July 2004, which increased our ownership of the outstanding common stock of Eden from 96% to 100%.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for Eden, excluding the impact of minority interest. Following is the allocation of purchase price to assets acquired and liabilities assumed:

Current assets (including cash acquired of $2,139)	$4,799
Property and equipment	198
Intangible assets subject to amortization (18 year weighted-average useful life):
Computer software (5 year useful life)	3,710
Customer base (25 year useful life)	6,281
Trade name (25 year useful life)	1,180
Goodwill	5,426
Other assets	91

Total assets acquired	21,685

Deferred revenues	1,793
Other current liabilities	1,304
Non-current liabilities – deferred taxes	3,870

Total liabilities assumed	6,967

Net assets acquired	$14,718

(3) DISCONTINUED OPERATIONS

Background of Disposed Businesses

Discontinued operations include our former information and property records services segment for which our board of directors approved a formal plan of disposal in December 2000, two non-operating subsidiaries related to a formerly owned subsidiary that we sold in December 1995 and an automotive parts subsidiary sold in March 1999.

The business units within the discontinued information and property records services segment were sold in 2000 and 2001. In May 2001, we sold all of the common stock of one of the businesses in the discontinued information and property records services segment. In connection with the sale, we received cash proceeds of $575,000, approximately 60,000 shares of Tyler common stock, a promissory note of $750,000 and other contingent consideration. In June 2002, we renegotiated the proceeds from the May 2001 sale transaction and received cash of approximately $846,000 (including interest of $46,000) and a renegotiated promissory note. In August 2003, we received $127,000 to fully settle this promissory note. In June 2002, we also sold the building of a business unit included in this segment. Net proceeds from the sale totaled $961,000.

One of our non-operating subsidiaries, Swan Transportation Company (“Swan”), had been involved in various claims raised by former employees of a foundry that was owned by an affiliate of Swan and Tyler prior to December 1995. These claims were for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts. After a series of bankruptcy court filings involving Swan, on December 23, 2003, Tyler in accordance with the terms of the plan of reorganization, transferred the stock of Swan to the Swan Asbestos and Silica Trust (“Trust”), an unaffiliated entity that will oversee the processing and payment of all present and future claims related to the foundry. On December 23, 2003, we paid $1.48 million to the Trust in full and final release from all liability for claims associated with the once-owned foundry (the “Swan Matter”). As a result of the release, any claimant is barred from asserting any such claim, either now or in the future, against Tyler or its affected affiliates.

Composition of Gains on Disposals

During the years ended December 31, 2003 and 2002, we recorded gains on disposal of discontinued operations, after income taxes, of $424,000 and $1.8 million, respectively.

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

During the year ended December 31, 2002, the Internal Revenue Service issued temporary regulations that in effect allowed us to deduct for tax purposes losses attributable to the March 1999 sale of our automotive parts subsidiary that were previously not allowed. The tax benefit of allowing the deduction of this loss amounted to approximately $970,000. In addition, we renegotiated a note receivable and certain contingent consideration in connection with a subsidiary sold in 2001 and received proceeds of $846,000 (including interest of $46,000) in 2002. We initially assigned no value for accounting purposes to the note receivable and contingent consideration when the loss on the disposal of the discontinued operation was first established in 2000 and when the note was first received in 2001. In addition, we entered into an agreement in the fourth quarter of 2002 to settle the Swan Matter for an amount that was approximately $200,000 less than the liability initially established for this matter. The aggregate effects of these events, net of the related tax effects, and other minor adjustments to the reserve for discontinued operations resulted in a credit to discontinued operations of $1.8 million in 2002.

(4) RELATED PARTY TRANSACTIONS

We have two office building lease agreements with a shareholder and non-corporate officers. Total rental expense related to such leases was $1.4 million during 2004, $1.5 million in 2003, and $1.1 million during 2002.

Total future minimum rental under noncancelable related party operating leases as of December 31, 2004, are as follows:

2005	$1,497
2006	1,520
2007	1,554
2008	1,590
2009	1,627
Thereafter	542

As disclosed in Note 11 – Shareholders’ Equity, we purchased 1.5 million shares of our common stock from a former director for cash of $4.0 million in 2002.

(5) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31:

	Useful
	Lives
	(years)	2004	2003
Land	—	$115	$115
Transportation equipment	5	398	422
Computer equipment and purchased software	3-5	11,259	10,216
Furniture and fixtures	3-10	4,038	3,794
Building and leasehold improvements	5-25	2,332	2,026

		18,142	16,573
Accumulated depreciation and amortization		(11,518)	(9,646)

Property and equipment, net		$6,624	$6,927

Depreciation expense was $2.5 million during 2004, $2.4 million during 2003, and $2.4 million during 2002.

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

Our 5.6 million shares of HTE represented an ownership interest of approximately 35%. Under GAAP, a 20% or more investment in the voting stock of another company creates the presumption that the investor has significant influence over the operating and financial policies of that company, unless there is evidence to the contrary. Tyler’s management previously concluded that no such influence existed. Thus, we accounted for our investment in HTE pursuant to the provisions of SFAS No. 115 and our investment in HTE was previously classified as an available-for-sale security. As of December 31, 2002, we had an unrealized holding gain of $11.4 million ($7.4 million after income tax of $4.0 million), which was included as a component of other comprehensive income.

We originally acquired the 5.6 million shares of HTE common stock in 1999 in exchange for approximately 2.8 million shares of our common stock. On October 29, 2001, HTE, pursuant to the Florida “control share” statute, attempted to redeem all 5.6 million shares of HTE common stock owned by us for a cash price of $1.30 per share. A series of legal actions were then filed by both parties concerning the legality of the redemption. On September 24, 2002, we entered into a settlement agreement with HTE in which HTE agreed that it would not attempt any other redemption of our shares. In addition, HTE agreed to dismiss and release us from the tort claims it alleged against us. During 2002, we incurred approximately $704,000 of legal and other related costs associated with these matters, which are classified as other non-operating expenses in the accompanying statements of operations.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill, other intangible assets and related accumulated amortization consists of the following at December 31:

	2004	2003
Gross carrying amount of acquisition intangibles:
Goodwill	$53,709	$53,932
Customer related intangibles	24,278	24,278
Software acquired	16,023	16,023
Trade name and other acquisition intangibles	1,643	1,643

	95,653	95,876
Accumulated amortization	(18,711)	(15,997)

Acquisition intangibles, net	$76,942	$79,879

Post acquisition software development costs	$35,783	$31,208
Accumulated amortization	(15,407)	(9,275)

Post acquisition software costs, net	$20,376	$21,933

Total amortization expense was $8.8 million during 2004, $7.0 million during 2003, and $6.1 million during 2002.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2004			December 31, 2003
	Gross Carrying	Weighted Average	Accumulated	Gross Carrying	Weighted Average	Accumulated
	Amount	Amortization Period	Amortization	Amount	Amortization Period	Amortization
Intangibles no longer amortized:
Goodwill	$53,709	—	$—	$53,932	—	$—
Amortizable intangibles:
Customer related intangibles	24,278	22 years	5,423	24,278	22 years	4,264
Software acquired	16,023	5 years	13,014	16,023	5 years	11,566
Trade name and other acquisition intangibles	1,643	21 years	274	1,643	21 years	167

The changes in the carrying amount of goodwill for the two years ended December 31, 2004 are as follows:

Balance as of December 31, 2002	$46,298
Goodwill acquired during the year	7,634

Balance as of December 31, 2003	53,932
Goodwill acquired during the year related to the purchase of minority interest in Eden Systems	687
Adjustments to finalize purchase price allocations for 2003 acquisitions	(910)

Balance as of December 31, 2004	$53,709

Estimated annual amortization expense relating to acquisition intangibles is as follows:

Year ending December 31,
2005	$2,060
2006	2,060
2007	2,008
2008	1,921
2009	1,155

(8) ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

	2004	2003
Accrued wages, bonuses and commissions	$8,926	$10,184
Other accrued liabilities	2,869	2,779
Accrued health claims	1,110	984
Accrued third party contract costs	755	594

	$13,660	$14,541

(9) LONG-TERM OBLIGATIONS

In 2002, we entered into a revolving bank credit agreement which originally matured on January 1, 2005 but was extended to February 14, 2005 (“2002 Credit Facility”). The 2002 Credit Facility provided for total availability of up to $10.0 million. Borrowings bore interest at either prime rate or at the London Interbank Offered Rate (LIBOR) plus a margin of 3% and were limited to 80% of eligible accounts receivable. The 2002 Credit Facility was secured by substantially all of our personal property, by a pledge of the common stock of our operating subsidiaries, and was also guaranteed by our operating subsidiaries. The 2002 Credit Facility required us to maintain certain financial ratios and other financial conditions and prohibited us from making certain investments, advances, cash dividends or loans. As of December 31, 2004, we were in compliance with those covenants.

At December 31, 2004, our bank had issued outstanding letters of credit totaling $4.8 million under our 2002 Credit Facility to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances invested in a certificate of deposit. Our borrowing base under the 2002 Credit Facility was limited by the amount of eligible receivables. At December 31, 2004, we had no outstanding bank borrowings under the credit agreement and had an available borrowing base of $8.0 million.

We paid interest of $105,000 in 2004, $238,000 in 2003, and $377,000 in 2002, which includes non-usage and other fees associated with the credit agreement.

On February 11, 2005, we entered into a new revolving bank credit agreement (the “2005 Credit Facility”). The 2005 Credit Facility matures February 11, 2008 and provides for total borrowings of up to $30.0 million. Borrowings bear interest at either prime rate or at LIBOR plus a margin of 1.5%. The 2005 Credit Facility is secured by substantially all of our personal property. The 2005 Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. The new credit agreement also includes a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit.

(10) INCOME TAX

The income tax provision on income from continuing operations consisted of the following:

	Years ended December 31,
	2004	2003	2002
Current:
Federal	$5,978	$7,710	$—
State	1,631	768	485

	7,609	8,478	485
Deferred	(300)	4,628	3,384

	$7,309	$13,106	$3,869

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for continuing operations follows:

	Years ended December 31,
	2004	2003	2002
Income tax expense at statutory rate	$6,103	$13,679	$3,514
State income tax, net of federal income tax benefit	1,060	499	315
Non-deductible business expenses	195	129	40
Utilization of capital loss carryforward	—	(1,114)	—
Other, net	(49)	(87)	—

	$7,309	$13,106	$3,869

     The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2004	2003
Deferred income tax assets:
Operating expenses not currently deductible	$1,093	$882
Employee benefit plans	763	755
Other – investment securities	—	17

Net deferred income tax assets	1,856	1,654

Deferred income tax liabilities:
Property and equipment	(356)	(111)
Intangible assets	(12,617)	(13,093)
Other	(245)	(96)

Total deferred income tax liabilities	(13,218)	(13,300)

Net deferred income tax liabilities	$(11,362)	$(11,646)

In 2003, we utilized our capital loss carryforward of $1.1 million on a tax-effected basis in connection with a realized gain from the sale of our investment in HTE. See Note 6 – Investment Security Available-For-Sale.

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2004 and 2003 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

We paid income taxes, net of refunds received, of $6.5 million in 2004, $6.5 million in 2003, and $455,000 in 2002.

(11) SHAREHOLDERS’ EQUITY

In 2004, we repurchased in the open market 1.5 million shares of our common stock for an aggregate purchase price of $12.5 million. Subsequent to December 31, 2004 and through February 28, 2005, we have repurchased 915,000 shares for an aggregate purchase price of $6.3 million. As of March 1, 2005 we have authorization from our board of directors to repurchase up to 1.6 million additional shares of our common stock.

In April 2003, we commenced a modified Dutch Auction tender offer to purchase up to 4.2 million shares of our common stock at a price not greater than $4.00 and not less than $3.60 per share. In accordance with the Securities and Exchange Commission rules, we had the right to purchase an additional amount of shares not to exceed 2% of our outstanding shares (approximately 907,000 shares) without amending or extending our offer. Approximately 6.0 million shares of common stock were properly tendered and not withdrawn at prices at or below $4.00 per share. We exercised our right to purchase an additional 2% of our outstanding shares without amending or extending our offer. As a result, in May 2003, we purchased 5.1 million shares of our common stock at a cash purchase price of $4.00 per share and transaction costs of approximately $150,000, for a total cost of $20.6 million. The final shares purchased reflect a pro-ration factor equal to 85% of the shares tendered. In addition during 2003 we also repurchased 912,800 shares of common stock on the open market for an aggregate purchase price of $3.5 million.

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

In 2004, we issued 680,000 shares of common stock and received $1.9 million in aggregate proceeds, upon exercise of stock options. During 2003 we issued 554,000 shares of common stock and received $1.7 million in aggregate proceeds, upon exercise of stock options and during 2002 we issued 491,000 shares of common stock and received $1.6 million in aggregate proceeds upon exercise of stock options.

In May 2004, our shareholders voted to adopt the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). For the year ended December 31, 2004, employees had contributed $673,000 to the ESPP and as a result we issued approximately 44,000 shares of common stock in October 2004 and 48,000 shares of common stock in January 2005 to the ESPP.

In November 2003, we exchanged a warrant issued in July 1997 to purchase 2.0 million shares of our common stock at $2.50 per share into six separate warrants to purchase a total of 2.0 million shares of our common stock at $2.50 per share. Subsequent to the exchange in 2003, several parties exercised their warrants to purchase 375,000 shares of our common stock by way of cashless exercise and were issued, on a net basis, 247,620 shares of our common stock from our treasury. In March 2004, another warrant holder exercised his warrant to purchase 21,234 shares of our common stock by way of cashless exercise and was issued on a net basis, 15,780 shares of our common stock from our treasury. As of December 31, 2004, we have warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share. These warrants expire in September 2007.

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

(12) STOCK PLANS

We have a stock option plan that provides for the grant of stock options to key employees and directors. Options become fully exercisable after three to five years of continuous employment and expire ten years after the grant date. Once exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. As of December 31, 2004, there were 1.2 million shares available for future grants under the plan from the 7.5 million shares approved by the stockholders.

The following table summarizes our stock option plan’s transactions for the three-year period ended December 31, 2004:

	Number of	Weighted-Average
	Shares	Exercise Prices
Options outstanding at December 31, 2001	4,638	$3.54

Granted	280	4.86
Forfeited	(322)	5.65
Exercised	(491)	3.29

Options outstanding at December 31, 2002	4,105	3.49

Granted	1,184	4.92
Forfeited	(105)	2.49
Exercised	(554)	3.01

Options outstanding at December 31, 2003	4,630	3.94

Granted	62	9.18
Forfeited	(48)	3.18
Exercised	(680)	2.85

Options outstanding at December 31, 2004	3,964	$4.21

Exercisable options:
December 31, 2002	1,910	$4.26
December 31, 2003	2,408	4.02
December 31, 2004	2,925	3.92

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

			Weighted Average		Weighted Average
	Weighted Average	Number of	Price of	Number of	Price of
	Remaining	Outstanding	Outstanding	Exercisable	Exercisable
Range of Exercise Prices	Contractual Life	Options	Options	Options	Options
$1.09 - $2.19	6.3	1,142	$1.64	1,107	$1.63
2.19 - 3.28	5.9	25	2.63	25	2.63
3.28 - 4.38	5.6	468	3.94	388	3.96
4.38 - 5.47	6.9	1,685	4.86	894	5.06
5.47 - 6.56	3.9	349	6.25	349	6.25
6.56 - 7.66	3.2	93	7.63	93	7.63
7.66 - 8.75	8.1	26	7.90	8	7.73
8.75 - 9.84	9.1	146	9.11	31	8.97
9.84 - 10.94	3.3	30	10.19	30	10.19

In May 2004, our shareholders voted to adopt the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”) and to reserve 1.0 million shares of our common stock for issuance under the ESPP. Under the ESPP, participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on either the first or last day of each quarterly offering period, whichever is lower. As of December 31, 2004, employees had contributed $673,000 to the ESPP. During October 2004 and January 2005, we issued approximately 44,000 and 48,000 shares of common stock, respectively to the ESPP.

(13) EARNINGS PER SHARE

Basic earnings and diluted earnings per share data was computed as follows:

	Years Ended December 31,
	2004	2003	2002
Numerator:
Income from continuing operations for basic and diluted earnings per share	$10,128	$25,978	$6,172
Denominator:
Denominator for basic earnings per share –
Weighted-average shares	41,288	42,547	47,136
Effect of dilutive securities:
Employee stock options	2,114	1,496	1,386
Warrants	1,164	992	971

Potentially dilutive shares	3,278	2,488	2,357

Denominator for diluted earnings per share – Adjusted weighted-average shares	44,566	45,035	49,493

Basic earnings per share from continuing operations	$0.25	$0.61	$0.13

Diluted earnings per share from continuing operations	$0.23	$0.58	$0.12

Stock options representing the right to purchase common stock of 110,000 shares in 2004, 1.1 million shares during 2003, and 1.3 million shares during 2002 had exercise prices greater than the average quoted market price of our common stock. These options were outstanding during 2004, 2003 and 2002, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

(14) LEASES

We primarily lease offices for use in our operations as well as transportation, computer and other equipment. Most of these leases are noncancelable operating lease agreements and they expire at various dates through 2013. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.

Rent expense was approximately $4.6 million in 2004, $4.3 million in 2003, and $3.4 million in 2002.

Future minimum lease payments under all noncancelable leases at December 31, 2004 are as follows:

Operating
Fiscal Year	Leases
2005	$4,580
2006	3,938
2007	3,735
2008	3,740
2009	3,705
Thereafter	5,806

$25,504

(15) EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 15% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 2% of an employee’s compensation to the plan. We made contributions to the plan and charged continuing operations $801,000 in 2004, $931,000 during 2003, and $881,000 during 2002.

(16) COMMITMENTS AND CONTINGENCIES

Other than ordinary course, routine litigation incidental to our business, there are no material legal proceedings pending to which we or our subsidiaries are parties or to which any of our properties are subject.

(17) QUARTERLY FINANCIAL INFORMATION (unaudited)

The following tables contain selected financial information from unaudited consolidated statements of operations for each quarter of 2004 and 2003.

				Quarter Ended
	2004				2003
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31(A)
Revenues	$44,734	$41,811	$44,263	$41,462	$39,120	$37,874	$36,135	$32,325

Gross profit	18,064	15,296	17,100	14,825	15,856	15,470	13,863	11,644

Income from continuing operations before income taxes	5,361	3,539	5,059	3,478	5,617	5,253	3,214	25,000

Income from continuing operations	3,030	2,032	2,975	2,091	3,468	3,233	1,981	17,296

Income from discontinued operations	—	—	—	—	424	—	—	—

Net income	$3,030	$2,032	$2,975	$2,091	$3,892	$3,233	$1,981	$17,296

Diluted earnings from continuing operations	$0.07	$0.05	$0.07	$0.05	$0.08	$0.07	$0.04	$0.36

Diluted earnings from discontinued operations	—	—	—	—	0.01	—	—	—

Net earnings per diluted share	$0.07	$0.05	$0.07	$0.05	$0.09	$0.07	$0.04	$0.36

Shares used in computing diluted earnings per share	44,056	44,350	44,803	45,062	44,502	43,181	44,796	47,738

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

TYLER TECHNOLOGIES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Years ended December 31,
	2004	2003	2002
Allowance For Losses – Accounts Receivable

Balance at beginning of year	$1,094	$690	$1,275

Additions charged to costs and expenses	796	1,104	727

Collection of accounts previously written off	(271)	—	—

Deductions for accounts charged off or credits issued	(633)	(700)	(1,312)

Balance at end of year	$986	$1,094	$690

	Years ended December 31,
	2004	2003	2002
Valuation Allowance — Deferred Tax Assets

Balance at beginning of year	$—	$1,114	$1,690

Utilization of capital loss carryforward	—	(1,114)	(99)

Adjustment to actual capital loss carryforwards arising from a previous sale	—	—	1,114

Change in basis difference on investment security	—	—	(1,591)

Balance at end of year	$—	$—	$1,114