Form 10-Q
period 2005-03-31
TYLER TECHNOLOGIES INC
filed 2005-04-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Number of shares of common stock of registrant outstanding at April 26, 2005: 39,759,109

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues:
Software licenses	$6,337	$6,852
Software services	12,252	11,602
Maintenance	15,421	13,581
Appraisal services	5,149	7,954
Hardware and other	1,500	1,473

Total revenues	40,659	41,462

Cost of revenues:
Software licenses	2,249	2,017
Software services and maintenance	19,913	17,324
Appraisal services	4,312	6,332
Hardware and other	1,072	964

Total cost of revenues	27,546	26,637

Gross profit	13,113	14,825

Selling, general and administrative expenses	11,944	10,527
Amortization of acquisition intangibles	515	922

Operating income	654	3,376

Other income, net	146	102

Income before income taxes	800	3,478
Income tax provision	330	1,387

Net income	$470	$2,091

Earnings per common share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.05

Basic weighted average common shares outstanding	40,229	41,468
Diluted weighted average common shares outstanding	42,735	45,062

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$13,787	$12,573
Short-term investments available-for-sale	11,450	13,832
Accounts receivable (less allowance for losses of $1,082 in 2005 and $986 in 2004)	37,441	45,801
Prepaid expenses and other current assets	4,768	5,042
Deferred income taxes	1,611	1,611

Total current assets	69,057	78,859

Property and equipment, net	6,486	6,624

Other assets:
Certificate of deposit	7,500	7,500
Goodwill	53,709	53,709
Customer related intangibles, net	18,565	18,855
Software, net	22,053	23,385
Trade name and other acquisition intangibles, net	1,342	1,369
Sundry	208	186

	$178,920	$190,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,642	$2,890
Accrued liabilities	12,593	13,660
Deferred revenue	38,647	41,541
Income taxes payable	745	1,023

Total current liabilities	54,627	59,114

Deferred income taxes	12,973	12,973

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2005 and 2004	481	481
Additional paid-in capital	152,280	152,870
Accumulated deficit	(3,954)	(4,424)
Treasury stock, at cost; 8,432,450 shares in 2005 and 7,423,361 shares in 2004, respectively	(37,487)	(30,527)

Total shareholders’ equity	111,320	118,400

	$178,920	$190,487

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$470	$2,091
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,772	2,901
Changes in operating assets and liabilities, exclusive of effects of acquired companies	4,231	662

Net cash provided by operating activities	7,473	5,654

Cash flows from investing activities:
Proceeds from sale of short-term investments	8,401	—
Purchases of short-term investments	(6,032)	(49)
Post closing acquisition payments	—	(303)
Investment in software development costs	(482)	(1,451)
Additions to property and equipment	(621)	(357)
Other	54	(32)

Net cash provided (used) by investing activities	1,320	(2,192)

Cash flows from financing activities:
Payments on notes payable	—	(18)
Purchase of treasury shares	(8,106)	(1,784)
Contributions to employee stock purchase plan	343	—
Proceeds from exercise of stock options	184	611

Net cash used by financing activities	(7,579)	(1,191)

Net increase in cash and cash equivalents	1,214	2,271
Cash and cash equivalents at beginning of period	12,573	10,268

Cash and cash equivalents at end of period	$13,787	$12,539

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2005 and December 31, 2004 and operating result amounts are for the three months ended March 31, 2005 and 2004, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2004. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Although we have a number of operating subsidiaries, separate segment data has not been presented as they meet the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” to be presented as one segment.

(2)	Cash, Cash Equivalents, Short-term Investments and Other

Cash equivalents include items almost as liquid as cash, such as money market investments and certificates of deposits with insignificant interest rate risk and original maturities of three months or less at the time of purchase. For purposes of the statements of cash flows, we consider all investments with original maturities of three months or less to be cash equivalents.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. We have classified these investments in auction rate securities and bond funds as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of the securities is determined using the average cost method.

Short-term investments, classified as available-for-sale, are summarized as follows as of March 31, 2005:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$11,450	$—	$—	$11,450

Short-term investments, classified as available-for-sale, are summarized as follows as of December 31, 2004:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$8,925	$—	$—	$8,925
State and municipal bond mutual fund	4,907	—	—	4,907

	$13,832	$—	$—	$13,832

We had realized losses of $13,283 and $0 during the three months ended March 31, 2005 and 2004, respectively in connection with the disposition of certain of our short term investments.

We have $7.5 million invested in a certificate of deposit with a maturity date in excess of one year included in other assets of which $4.8 million is restricted to collateralize letters of credit required under our surety bond program. These letters of credit expire in 2006.

(3)	Shareholders’ Equity

During the three months ended March 31, 2005, we purchased 1.2 million shares of our common stock for an aggregate purchase price of $8.1 million. During the three months ended March 31, 2004, we purchased 191,300 shares of our common stock for an aggregate purchase price of $1.8 million. We currently have authorization from our board of directors to repurchase up to 1.4 million additional shares of Tyler common stock.

In the first three months of 2005, we issued 111,600 shares of common stock, and received $184,000 in aggregate proceeds upon the exercise of stock options. During the first three months of 2004 we also issued 181,700 shares of common stock, and received $611,000 in aggregate proceeds upon the exercise of stock options.

In May 2004, the shareholders of Tyler voted to adopt the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. In January 2005 and April 2005, Tyler issued approximately 48,000 and 44,000 shares of common stock, respectively to the ESPP. On March 8, 2005, the board of directors amended the plan to the effect that purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. Previously, the purchase price of the shares was equal to 85% of the closing price of Tyler shares on either the first or last day of each quarterly offering period, whichever was lower.

(4)	Income Tax Provision

For the three months ended March 31, 2005, we had an income tax provision of $330,000 compared to $1.4 million for the three months ended March 31, 2004. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $585,000 in the three months ended March 31, 2005, compared to $1.2 million in net payments for the same period of the prior year.

(5)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2005	2004
Numerator for basic and diluted earnings per share:

Net income	$470	$2,091

Denominator:

Weighted-average basic common shares outstanding	40,229	41,468

Assumed conversion of dilutive securities:
Employee stock options	1,454	2,389
Warrants	1,052	1,205

Potentially dilutive common shares	2,506	3,594

Weighted-average common shares outstanding, assuming full dilution	42,735	45,062

Basic earnings per share	$0.01	$0.05

Diluted earnings per share	$0.01	$0.05

(6)	Stock Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in June 2000. Under APB No. 25’s intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award’s intrinsic value – the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore, we have not recorded any compensation expense related to grants of stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

	Three months ended
	March 31,
	2005	2004
Net income	$470	$2,091
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related tax benefit	(259)	(446)

Pro forma net income	$211	$1,645

Basic earnings per share:
As reported	$0.01	$0.05

Pro forma	$0.01	$0.04

Diluted earnings per share:
As reported	$0.01	$0.05

Pro forma	$0.01	$0.04

(7)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, to be recorded in the financial statements. The effective date of SFAS No. 123R was the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006 for calendar year companies.

SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

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

SFAS No. 123R also requires employee stock purchase plans (ESPP) with purchase price discounts greater than 5% to be compensatory. Our ESPP has a 15% purchase price discount and we expect to record a related compensatory charge after SFAS No. 123R becomes effective January 1, 2006.

We currently expect to adopt SFAS No. 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, we have not yet determined which of the aforementioned adoption methods we will use. In addition we have not yet determined the financial statement impact of adopting SFAS 123R for 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler’s filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2004. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (GAAP) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2004 regarding expanded information about our critical accounting policies and estimates.

ANALYSIS OF RESULTS OF OPERATIONS

     Revenues

The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of the key components of our revenues:

	First Quarter				First Quarter 2005 vs.
		% of		% of	First Quarter 2004
($ in thousands)	2005	Total	2004	Total	$	%
Software licenses	$6,337	15%	$6,852	17%	$(515)	(8)%
Software services	12,252	30	11,602	28	650	6
Maintenance	15,421	38	13,581	33	1,840	14
Appraisal services	5,149	13	7,954	19	(2,805)	(35)
Hardware and other	1,500	4	1,473	3	27	2

Total revenues	$40,659	100%	$41,462	100%	$(803)	(2)%

Software licenses. The decline in software license revenues consists of the following components:

▪	License revenues from our property appraisal and tax software products declined approximately $1.0 million compared to the first quarter 2004. The prior year first quarter included $450,000 related to the installation of our Automated Valuation Model (“AVM”) at the Valuation Office Agency of the United Kingdom. We had no comparable AVM sales in the first quarter of 2005. Another primary reason for the decline is attributable to lower software revenue recognition for Orion, our web-based tax product which was initially released primarily in the state of Texas beginning in March 2004. During March through December 2004 we introduced additional modules of our Orion appraisal and tax products and the acceptance of these new products in the marketplace is on-going. While we have signed a number of contracts for our new Orion software, certain of the installations of that product have taken longer than we initially anticipated and, therefore, we have been unable to recognize revenue on those contracts. In addition, we are recognizing revenue on our Orion contracts using contract accounting.

▪	Courts and Justice software license revenue increased approximately $400,000 compared to the prior year period. In 2004 we had seven Odyssey contracts in process, several of which began mid-year. We are recognizing revenue on these contracts using contract accounting.

Software services. The change in software services revenues consist of the following components:

▪	Fourth quarter 2004 was a record quarter for financial and city solutions software license sales. The implementation of these sales were the primary drivers of approximately $1.2 million of increased financial and city solutions software services in the first quarter of 2005 versus the comparable prior year period. In addition, higher courts and justice software license sales due to new contracts which began mid-2004, contributed an increase of approximately $800,000 in software services for the first quarter of 2005 over same period in 2004. Typically, contracts for software license include services such as installation of the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software.

▪	The increases in software services over the first quarter of 2004 for the financial and city solutions and courts and justice products were offset by approximately $1.1 million decrease in appraisal and tax software services. In 2004, we substantially completed three legacy appraisal and tax contracts which accounted for most of the decline. In 2005, we are continuing to shift more significant portions of our sales focus to Orion.

Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 14% due to growth in our installed customer base and slightly higher maintenance rates on certain product lines.

Appraisal services. The decrease in appraisal services revenues is due to the recent completion of certain significant appraisal contracts. These larger projects are often relatively discretionary in nature, and the projects we recently completed have not been replaced by similar projects. The appraisal services business is driven in part by revaluation cycles in various states and based on our new business pipeline, we expect that appraisal services revenues will remain at historically low levels for several quarters.

     Cost of Revenues and Gross Margins

The following table sets forth, for the periods indicated, a comparison of the key components of our cost of revenues and gross margins, and those components stated as a percentage of related revenues:

	First Quarter
		% of		% of	First Quarter 2005 vs.
		Related		Related	First Quarter 2004
($ in thousands)	2005	Revenues	2004	Revenues	$	%
Software licenses	$2,249	35%	$2,017	29%	$232	12%
Software services and maintenance	19,913	72	17,324	69	2,589	15
Appraisal services	4,312	84	6,332	80	(2,020)	(32)
Hardware and other	1,072	71	964	65	108	11

Total revenues	$27,546	68%	$26,637	64%	$909	3%

Cost of software license revenues. The increase is related to amortization expense for several software development products that were released during 2004, primarily Orion. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs.

Cost of software services and maintenance revenues. Cost of software services and maintenance grew 15% while the related software services and maintenance revenues increased 10% compared to the prior year period. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities. Costs increased at a faster rate than related software services and maintenance revenues for the same periods, which are reflective of inefficiencies in our appraisal and tax group.

Cost of appraisal services revenues. The decline in the cost of appraisal services revenues is consistent with lower appraisal services revenues. We often hire temporary employees to assist in appraisal projects whose term of employment generally end with the projects’ completion.

Gross margin. Our overall gross margin for the quarter ended March 31, 2005 was 32.3%, compared to 35.8% in the quarter ended March 31, 2004. Cost of software license revenues increased due to amortization expense related to new software products released in 2004. Costs of software services and maintenance revenues increased at a greater rate than revenues because of higher costs associated with appraisal and tax software products.

     Selling, General and Administrative Expenses

The following table sets forth, for the periods indicated, quarter-over-quarter comparison of our selling, general and administrative expenses (SG&A):

	First Quarter				First Quarter 2005 vs.
		% of		% of	First Quarter 2004
($ in thousands)	2005	Revenues	2004	Revenues	$ %
Selling, general and administrative expenses	$11,944	29%	$10,527	25%	$1,417	13%

The increase in selling, general and administrative expenses is a result of the following factors:

▪	Higher health insurance costs; and

▪	Increased headcount in our sales and marketing areas to support geographic expansion.

     Amortization of Acquisition Intangibles

The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of amortization of acquisition intangibles:

			First Quarter 2005 vs.
	First Quarter		First Quarter 2004
($ in thousands)	2005	2004	$ %
Amortization of acquisition intangibles	$515	$922	$(407)	(44)%

Amortization expense of acquisition intangibles declined due to certain intangible assets recorded for previous acquisitions which became fully amortized in 2004. Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer base and trade name with the remainder allocated to goodwill that is not subject to amortization.

     Income Tax Provision

The following table sets forth, for the periods indicated, a quarter-over-quarter comparison of our income tax provision:

			First Quarter 2005 vs.
	First Quarter		First Quarter 2004
($ in thousands)	2005	2004	$ %
Income tax provision	$330	$1,387	$(1,057)	(76)%

Effective income tax rate	41%	40%

The effective income tax rates for the three months ended March 31, 2005 and 2004 were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes and non-deductible meals and entertainment costs.

     Net Income

The following table sets forth, for the periods indicated, a comparison of our net income, earnings per diluted share, and diluted weighted average shares outstanding:

			First Quarter 2005 vs.
($ and shares in thousands,	First Quarter		First Quarter 2004
except per share data)	2005	2004	$	%
Net income	$470	$2,091	$(1,621)	(78)%
Earnings per diluted share	0.01	0.05	(0.04)	(80)

Diluted weighted shares outstanding	42,735	45,062	(2,327)	(5)

     Recent Initiatives to Restructure Our Organization

Because of the recent unsatisfactory financial performance, we are making significant organizational changes to those areas of our business that are not performing to our expectations. Our goal is to bring costs in line with expected levels of revenue while improving the efficiency of our organizational structure to ensure that clients continue to receive superior service.

We anticipate the size of the appraisal services business is likely to be smaller than we expected in the coming quarters and are reorganizing that division to eliminate levels of management and reduce overhead expense. We have also taken action to reduce headcount and costs in our appraisal and tax software division. These cost reductions were made in the second quarter of 2005 and include the elimination of approximately 125 employee positions, some of which are being eliminated as scheduled in connection with the completion of appraisal projects. Additionally we have made changes in both management personnel and organization structures at those business units and reorganized our corporate office to consolidate certain senior management positions.

In connection with the reorganization, we will incur certain one-time charges in the second quarter of 2005. Those charges, which are primarily comprised of employee severance costs, are expected to total $ 1.4 million to $1.6 million, before income taxes. We expect the personnel reductions described above to lead to cost savings of approximately $7.0 million on an annualized basis.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2005, our balance in cash and cash equivalents was $13.8 million and we had short-term investments of $11.5 million, compared to cash and cash equivalents of $12.6 million and short-term investments of $13.8 million at December 31, 2004. Cash provided by operating activities was $7.5 million in the first three months of 2005 compared to $5.7 million for the same period in 2004. Cash increased primarily due to continued strong collections of receivables, specifically those related to maintenance contracts that were billed near the end of the calendar year. At March 31, 2005, our days sales outstanding (“DSOs”) were 83 compared to DSOs of 92 at December 31, 2004. DSO declined in the first quarter compared to the fourth quarter because the fourth quarter receivables included approximately $4.6 million for annual maintenance billings which were collected in the first quarter of 2005. DSOs are calculated based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities provided cash of $1.3 million in the first three months of 2005 compared to $2.2 million used for investing activities for the same period in 2004. In the first quarter of 2005 investing activities were primarily comprised of a net liquidation of short term investments and investments in software development and property and equipment. In the comparable prior year period, investing activities were comprised of investments in software development and property and equipment and post closing acquisition payments. During the three months ended March 31, 2005, we made capital expenditures of $1.1 million compared to $1.8 million during the three months ended March 31, 2004. The decline was due to lower investments in software development costs in 2005 because we completed development of a major appraisal and tax product, as well as an enhancement to certain financial products, in 2004. The other expenditures related to computer equipment and expansions to support internal growth. Capital expenditures were funded from cash generated from operations.

On February 11, 2005, we entered into a new revolving bank credit agreement. The credit agreement matures February 11, 2008 and provides for total borrowings of up to $30.0 million. Borrowings bear interest at either prime rate or at LIBOR plus a margin of 1.5%. As of April 22, 2005, our effective interest rate was 4.5%. The credit agreement is secured by substantially all of our personal property and contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of March 31, 2005, we are in compliance with those covenants. The new credit agreement also includes a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit.

At March 31, 2005, we had no outstanding bank borrowings under the credit agreement and our bank had issued letters of credit totaling $4.8 million to secure surety bonds required by some of our customer contracts. All of the outstanding letters of credit were collateralized with a certificate of deposit; thus, we had available credit of $30.0 million under the credit agreement.

Financing activities used cash of $7.6 million in the first three months of 2005 compared to $1.2 million in the same period for 2004. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.

During the three months ended March 31, 2005, we purchased 1.2 million shares of our common stock for an aggregate purchase price of $8.1 million. We currently have authorization to repurchase up to 1.4 million additional shares of Tyler common stock. A summary of the repurchase activity during the first quarter 2005 is as follows:

			Maximum number of
	Total number		shares that may be
	of shares	Average price	purchased under current
Period	purchased	paid per share	authorization
January 1 through January 31	98,000	$7.59	2,423,000
February 1 through February 28	817,000	6.81	1,606,000
March 1 through March 31	254,000	7.09	1,352,000

Total first quarter	1,169,000	$6.93

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003 and October 2004. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future. Our credit agreement includes covenants which limit repurchases of our common stock to $20 million in any trailing twelve month period beginning after February 11, 2005.

We made federal and state income tax payments, net of refunds of $585,000 in the three months ended March 31, 2005 compared to $1.2 million in the comparable prior year.

Pursuant to our purchase agreement with Eden Systems, Inc (“Eden”), two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were also granted the right to “call” the remaining shares. In January 2004, we purchased 500 shares for $145,000 and paid $158,000 in other post closing settlement adjustments. In July 2004, we purchased the remaining 2,000 shares for a cash purchase price of $580,000.

From time to time we will engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed. In the absence of future acquisitions of other businesses, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of March 31, 2005, we had funds invested in auction rate securities, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of the auction rate securities, we are not subject to significant market rate risk.

We have no outstanding debt at March 31, 2005, and we therefore are not subject to any interest rate risk.

ITEM 4. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and the Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. During the first quarter of 2005, we implemented a new payroll system management application that decreased third party vendor costs. Payroll processing for our employees was previously performed by a third party processing center and is now being processed by a division of Tyler Technologies. The key controls affecting the payroll process were appropriately tested for effectiveness in connection with our continual monitoring of our internal controls over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1	Employment and Non – Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore, Jr. dated August 5, 2003

	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K filed during the three months ended March 31, 2005:

Form 8-K	Item
Report Date	Reported	Exhibits Filed
3/10/05	5	News release issued by Tyler Technologies, Inc. dated March 9, 2005 announcing our operating results for the three months and year ended December 31, 2004

2/14/05	5	News release issued by Tyler Technologies, Inc. announcing a new $30 million bank credit facility

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

By:	/s/ Brian K. Miller

Brian K. Miller
Senior Vice President and Chief Financial Officer(principal financial officer and an authorized signatory)

Date: April 28, 2005