Form 10-Q
period 2005-06-30
TYLER TECHNOLOGIES INC
filed 2005-07-28
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No☐
Number of shares of common stock of registrant outstanding at July 26, 2005: 39,317,215

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$7,872	$7,403	$14,209	$14,255
Software services	13,469	13,274	25,721	24,876
Maintenance	15,806	14,657	31,227	28,238
Appraisal services	4,635	7,045	9,784	14,999
Hardware and other	1,403	1,884	2,903	3,357

Total revenues	43,185	44,263	83,844	85,725
Cost of revenues:
Software licenses	2,275	2,229	4,524	4,246
Software services and maintenance	19,963	18,662	39,876	35,855
Appraisal services	3,706	4,895	8,018	11,227
Hardware and other	992	1,377	2,064	2,472

Total cost of revenues	26,936	27,163	54,482	53,800

Gross profit	16,249	17,100	29,362	31,925
Selling, general and administrative expenses	11,263	11,412	23,207	21,939
Restructuring charge	1,260	—	1,260	—
Amortization of acquisition intangibles	515	670	1,030	1,592

Operating income	3,211	5,018	3,865	8,394
Other income, net	233	41	379	143

Income before income taxes	3,444	5,059	4,244	8,537
Income tax provision	1,423	2,084	1,753	3,471

Net income	$2,021	$2,975	$2,491	$5,066

Earnings per common share:
Basic	$0.05	$0.07	$0.06	$0.12

Diluted	$0.05	$0.07	$0.06	$0.11

Basic weighted average common shares outstanding	39,615	41,420	39,920	41,443
Diluted weighted average common shares outstanding	41,943	44,803	42,337	44,931
     See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$12,682	$12,573
Short-term investments available-for-sale	9,425	13,832
Accounts receivable (less allowance for losses of $1,581 in 2005 and $986 in 2004)	46,436	45,801
Prepaid expenses and other current assets	5,423	5,042
Deferred income taxes	1,611	1,611
Income taxes receivable	457	—

Total current assets	76,034	78,859
Property and equipment, net	6,147	6,624
Other assets:
Certificate of deposit	7,500	7,500
Goodwill	53,709	53,709
Customer related intangibles, net	18,276	18,855
Software, net	20,690	23,385
Trade name and other acquisition intangibles, net	1,315	1,369
Sundry	205	186

	$183,876	$190,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,762	$2,890
Accrued liabilities	13,482	13,660
Deferred revenue	43,562	41,541
Income taxes payable	—	1,023

Total current liabilities	59,806	59,114
Deferred income taxes	12,973	12,973
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2005 and 2004	481	481
Additional paid-in capital	152,188	152,870
Accumulated deficit	(1,933)	(4,424)
Treasury stock, at cost; 8,771,682 shares in 2005 and 7,423,361 shares in 2004, respectively	(39,639)	(30,527)

Total shareholders’ equity	111,097	118,400

	$183,876	$190,487

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,491	$5,066
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,339	5,768
Gain on disposal of assets	(62)	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies	(564)	2,116

Net cash provided by operating activities	7,204	12,950

Cash flows from investing activities:
Proceeds from sale of short-term investments	11,926	2,000
Purchases of short-term investments	(7,532)	(99)
Post closing acquisition payments	—	(366)
Investment in software development costs	(777)	(2,530)
Additions to property and equipment	(885)	(1,122)
Other	63	69

Net cash provided (used) by investing activities	2,795	(2,048)

Cash flows from financing activities:
Purchase of treasury shares	(10,768)	(4,708)
Employee stock plan purchases	625	—
Proceeds from exercise of stock options	284	1,546
Other	(31)	(27)

Net cash used by financing activities	(9,890)	(3,189)

Net increase in cash and cash equivalents	109	7,713
Cash and cash equivalents at beginning of period	12,573	10,268

Cash and cash equivalents at end of period	$12,682	$17,981

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2005 and December 31, 2004 and operating result amounts are for the three and six months ended June 30, 2005 and 2004, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2004. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

The following table summarizes short-term investments, classified as available-for-sale, as of June 30, 2005:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$9,425	$—	$—	$9,425
     The following table summarizes short-term investments, classified as available-for-sale, as of December 31, 2004:

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$8,925	$—	$—	$8,925
State and municipal bond mutual fund	4,907	—	—	4,907

	$13,832	$—	$—	$13,832

We had no realized losses for the three and six months ended June 30, 2005, respectively, compared to $14,000 and $10,000 during the three and six months ended June 30, 2004 in connection with the disposition of certain of our short term investments.
We have $7.5 million invested in a certificate of deposit with a maturity date in excess of one year included in other assets, of which $4.8 million is restricted to collateralize letters of credit required under our surety bond program. These letters of credit expire in 2006.

(3)	Shareholders’ Equity

The following tables detail activity in our common stock:

		Six months ended June 30,
	2005		2004
	Shares	Amount	Shares	Amount
Purchases of common stock	1,580	$10,768	518	$4,708
Stock option exercises	140	284	475	1,546
Employee stock plan purchases	92	625	—	—
As of June 30, 2005, we have authorization from our board of directors to repurchase up to 941,000 additional shares of Tyler common stock.
In May 2004, the shareholders of Tyler voted to adopt the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. In January, April and July 2005, Tyler issued approximately 48,000, 44,000, and 42,000 shares of common stock, respectively to the ESPP. On March 8, 2005, the board of directors amended the plan to the effect that the purchase price of the shares is equal to 85% of the closing price of Tyler common stock on the last day of each quarterly offering period. Previously, the purchase price of the shares was equal to 85% of the closing price of Tyler common stock on either the first or last day of each quarterly offering period, whichever was lower.
Comprehensive income is comprised of net income and unrealized gains and losses on investment securities. For the three and six months ended June 30, 2004 comprehensive income is $2.9 million and $5.1 million which includes unrealized losses, net of income tax benefit, on investment securities of $30,000 and $15,000, respectively. In 2005 we had no unrealized gains or losses and comprehensive income was the same as net income.
(4)	Income Tax Provision

The following table sets forth a comparison of our income tax provision for the following periods:

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Income tax provision	$1,423	$2,084	$1,753	$3,471
Effective income tax rate	41.3%	41.2%	41.3%	40.7%
We made federal and state income tax payments, net of refunds, of $3.2 million in the six months ended June 30, 2005, compared to $3.3 million in net payments for the same period of the prior year. The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes and non-deductible meals and entertainment costs.

(5)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$2,021	$2,975	$2,491	$5,066

Denominator:
Weighted-average basic common shares outstanding	39,615	41,420	39,920	41,443
Assumed conversion of dilutive securities:
Stock options	1,315	2,213	1,385	2,301
Warrants	1,013	1,170	1,032	1,187

Potentially dilutive common shares	2,328	3,383	2,417	3,488

Weighted-average common shares outstanding, assuming full dilution	41,943	44,803	42,337	44,931

Basic earnings per share	$0.05	$0.07	$0.06	$0.12

Diluted earnings per share	$0.05	$0.07	$0.06	$0.11

(6)	Stock Compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,021	$2,975	$2,491	$5,066
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related tax benefit	(218)	(197)	(477)	(536)

Pro forma net income	$1,803	$2,778	$2,014	$4,530

Basic earnings per share:
As reported	$0.05	$0.07	$0.06	$0.12

Pro forma	$0.05	$0.07	$0.05	$0.11

Diluted earnings per share:
As reported	$0.05	$0.07	$0.06	$0.11

Pro forma	$0.04	$0.06	$0.05	$0.10

(7)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, to be recorded in the financial statements. The effective date of SFAS No. 123R was the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies, although early adoption is allowed. However, on April 14, 2005, the SEC announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006 for calendar year companies.

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

We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of stock options upon the adoption of SFAS No. 123R.

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

We currently expect to adopt SFAS No. 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, we have not yet determined which of the aforementioned adoption methods we will use. In addition, we have not yet determined the financial statement impact of adopting SFAS No. 123R for 2006.

(8)	Restructuring Charge

Because of the recent unsatisfactory financial performance, in the second quarter of 2005 we made significant organizational changes to those areas of our business that were not performing to our expectations. Our goal is to bring costs in line with expected levels of revenue while improving the efficiency of our organizational structure to ensure that clients continue to receive superior service.

We currently anticipate that revenues in our appraisal services business are likely to remain at historically low levels in the coming quarters and have reorganized that division to eliminate levels of management and reduce overhead expense. We have also taken actions to reduce headcount and costs in our appraisal and tax software division. These cost reductions were made in the second quarter of 2005. As a result, we reduced headcount in the appraisal services and appraisal and tax software businesses, as well as in the corporate office by eliminating approximately 120 positions, including management, staff and project-related personnel. Additionally we have made changes in both management personnel and organizational structures at those business units and have reorganized our corporate structure to consolidate certain senior management positions.

In connection with the reorganization, we incurred certain charges in the second quarter of 2005. Those charges, which are primarily comprised of employee severance costs and related fringe benefits, totaled approximately $1.3 million before income taxes. The majority of the related payments were made during the quarter ended June 30, 2005, and we expect substantially all the remaining liability will be paid by September 2005.

The following is a summary of the restructuring liability for the three months ended June 30, 2005:

	Charged to expense
	in the quarter ended		Liability as of
	June 30, 2005	Cash Payments	June 30, 2005
Severance and related fringe benefits	$1,237	$1,124	$113
Other	23	22	1

Total	$1,260	$1,146	$114

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our governmental customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion and proportionate performance methods of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler’s filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2004. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.
GENERAL
We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (IT) needs of cities, counties, schools and other local governmental entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.
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

ANALYSIS OF RESULTS OF OPERATIONS
          Revenues
The following table sets forth the key components of our revenues for the periods presented as of June 30:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2005	Total	2004	Total	(Decrease)	2005	Total	2004	Total	(Decrease)
Software licenses	$7,872	18%	$7,403	17%	6%	$14,209	17%	$14,255	17%	0%
Software services	13,469	31	13,274	30	2	25,721	31	24,876	29	3
Maintenance	15,806	37	14,657	33	8	31,227	37	28,238	33	11
Appraisal services	4,635	11	7,045	16	(34)	9,784	12	14,999	17	(35)
Hardware and other	1,403	3	1,884	4	(26)	2,903	3	3,357	4	(14)

Total revenues	$43,185	100%	$44,263	100%	(2)%	$83,844	100%	$85,725	100%	(2)%

Software licenses. Software license revenues for the three months ended June 30, 2005 increased $469,000 compared to the prior year period due to small increases across all product lines. Although software license revenues for the six months ended June 30, 2005 were flat compared to the prior year period, we experienced a moderate increase in revenues from our Odyssey courts and justice software product which was offset by lower license revenues from appraisal and tax software products. Since March 2004, we have added eight new Odyssey contracts totaling an estimated $11.8 million, for which we are recognizing revenue using the percentage of completion method of contract accounting in which the contract revenues are spread over the service period. Appraisal and tax product software license in the first quarter of 2004 included $450,000 related to the installation of our Automated Valuation Model (“AVM”) at the Valuation Office Agency of the United Kingdom. We had no comparable AVM sales in the first six months of 2005. During March through December 2004 we introduced additional modules of our Orion appraisal and tax products and the acceptance of these new products in the marketplace is on-going. While we have signed a number of contracts for our new Orion software, certain of the installations of that product have taken longer than we initially anticipated and, therefore, we have been unable to recognize revenue on those contracts. In addition, we are recognizing revenue on our Orion contracts using contract accounting.
In June 2005, we entered into a contract with the state of New Jersey to implement a statewide Property Assessment Management System valued at nearly $10.0 million. The contract includes our iasWorld assessment and tax software, along with related professional services and is expected to be completed by mid — 2008. We recorded only a minor amount of software license revenue related to this contract in June 2005.
Software services. Changes in software services revenues consist of the following components:
•	Software service revenue related to financial products, which comprise the majority of our sales in the periods presented, were up significantly for the three and six months ended June 30, 2005 compared to the prior year periods. These increases were due to geographic expansion as well as accommodating our financial customers who have June 30 fiscal year ends and prefer to complete software installations prior to their new budget year. Approximately one-half of our financial software services revenue increase related to training and the remaining increases were due to new customers for our ASP and disaster recovery services and other miscellaneous services.

•	Software service revenue related to our Odyssey courts and justice product increased significantly for the three and six months ended June 30, 2005 compared to the prior year periods. Since late March 2004 we have entered into eight Odyssey contracts totaling approximately $11.8 million. We are recognizing revenue on these contracts using contract accounting.

•	Software service revenue related to legacy appraisal and tax products experienced a significant decrease for both the three and six months ended June 30, 2005 compared to the prior year periods. In 2004, we substantially completed several legacy appraisal and tax contracts which accounted for most of the decline in 2005. In 2005, we are continuing to shift more significant portions of our sales focus to our new appraisal and tax software product, Orion.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased due to growth in our installed customer base and slightly higher maintenance rates on certain product lines.

Appraisal services. The decrease in appraisal services revenues is due to the recent completion of certain significant appraisal contracts. These larger projects are often relatively discretionary in nature compared to smaller projects which tend to occur on a more consistent basis, and the larger projects we recently completed have not been replaced by similar projects. The appraisal services business is driven in part by revaluation cycles in various states and based on our new business pipeline, we expect that appraisal services revenues will remain at historically low levels for several quarters.
          Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and gross margins, and those components stated as a percentage of related revenues:

	Second Quarter					Six Months
		% of		% of	%		% of		% of
		Related		Related	Increase/		Related		Related	Increase/
($ in thousands)	2005	Revenues	2004	Revenues	(Decrease)	2005	Revenues	2004	Revenues	(Decrease)
Software licenses	$2,275	29%	$2,229	30%	2%	$4,524	32%	$4,246	30%	7%
Software services and maintenance	19,963	68	18,662	67	7	39,876	70	35,855	68	11
Appraisal services	3,706	80	4,895	69	(24)	8,018	82	11,227	75	(29)
Hardware and other	992	71	1,377	73	(28)	2,064	71	2,472	74	(17)

Total cost of revenues	$26,936	62%	$27,163	61%	(1)%	$54,482	65%	$53,800	63%	1%

Overall gross margin	37.6%		38.6%			35.0%		37.2%
Cost of software license revenues. The six months ended June 30, 2005 includes a full six months of amortization expense for several capitalized software products that were released during 2004, primarily Orion. This increase in amortization expense was offset somewhat by certain other software products that became fully amortized during 2005. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product, but not exceeding five years. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, rent for related office space and capitalized interest costs.
Cost of software services and maintenance revenues. For the three month period ended June 30, 2005 cost of software services and maintenance grew 7% while the related software services and maintenance revenues increased 5% compared to the prior year period. For the six months ended June 30, 2005 cost of software services and maintenance grew 11% while the related software services and maintenance revenues increased 7% compared to the prior year period. Cost of software services and maintenance primarily consists of expenses such as personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities. Costs increased at a faster rate than related software services and maintenance revenues for the same periods, which are reflective of lower utilization of personnel in our appraisal and tax software division, efforts and costs to support our recently released Orion products, as well as a shift in the roles of certain of our development personnel whose costs were capitalized in 2004 to projects that are being expensed in 2005.
Cost of appraisal services revenues. The decline in the cost of appraisal services revenues is consistent with lower appraisal services revenues. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion. In addition, in the second quarter of 2005 we made significant organizational changes to those areas of our business that were not performing to our expectations, including our appraisal services division. See “Restructuring Charge.”
Gross margin. The overall gross margin for the quarter ended June 30, 2005 was 37.6%, compared to 38.6% in the quarter ended June 30, 2004. The overall gross margin for the six months ended June 30, 2005 was 35.0%, compared to 37.2% for the six months ended June 30, 2004. These decreases were due to cost inefficiencies associated with the decline in our appraisal services revenues, efforts to support our recently released Orion products, as well as additional amortization expense related to new software products released in 2004.

          Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2005	2004	$	%	2005	2004	$	%
Selling, general and administrative expenses	$11,263	$11,412	($149)	(1)%	$23,207	$21,939	$1,268	6%
Percent of revenues	26%	26%			28%	26%
Selling, general and administrative expenses as a percent of revenues increased 2% for the six months ended June 30, 2005 compared to the prior year period, mainly due to the level of costs associated with the appraisal and tax business, where revenues have declined. In late April 2005, we made significant organizational changes to areas of our business that were not performing to our expectations in an effort to bring costs in line with expected levels of revenue. See “Restructuring Charge.”
          Restructuring Charge
Because of the recent unsatisfactory financial performance, in the second quarter of 2005 we made significant organizational changes to those areas of our business that were not performing to our expectations. Our goal is to bring costs in line with expected levels of revenue while improving the efficiency of our organizational structure to ensure that clients continue to receive superior service.
We currently anticipate that revenues in our appraisal services business are likely to remain at historically low levels in the coming quarters and have reorganized that division to eliminate levels of management and reduce overhead expense. We have also taken actions to reduce headcount and costs in our appraisal and tax software division. These cost reductions were made in the second quarter of 2005. As a result, we reduced headcount in the appraisal services and appraisal and tax software businesses, as well as in the corporate office by eliminating approximately 120 positions, including management, staff and project-related personnel. Additionally we have made changes in both management personnel and organizational structures at those business units and have reorganized our corporate structure to consolidate certain senior management positions.
In connection with the reorganization, we incurred certain charges in the second quarter of 2005. Those charges, which are primarily comprised of employee severance costs and related fringe benefits totaled approximately $1.3 million before income taxes. The majority of the related payments were made during the quarter ended June 30, 2005, and we expect substantially all the remaining amount of $114,000 to be paid by September 2005.
          Amortization of Acquisition Intangibles
The following table sets forth a comparison of amortization of acquisition intangibles:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2005	2004	$	%	2005	2004	$	%
Amortization of acquisition intangibles	$515	$670	($155)	(23)%	$1,030	$1,592	($562)	(35)%
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
          Other
In May 2005, we sold certain assets of our appraisal and tax software division to a private investor for $75,000 in cash plus future contingent consideration. Proceeds consisted of $75,000 cash at closing and the remainder is payable in sixteen quarterly payments of $25,000, which are subject to reduction in the event of customer contract losses. Because the collection of the remaining proceeds is highly dependent upon future operations of the buyer and due to certain capitalization characteristics of the buyer, we are unable to estimate the degree of recoverability and will record the value of the contingent payments as cash is received. We recorded a gain on sale of $62,000 during the quarter ended June 30, 2005. Revenues and expenses related to these assets were insignificant.
          Income Tax Provision
The following table sets forth a comparison of our income tax provision:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2005	2004	$	%	2005	2004	$	%
Income tax provision	$1,423	$2,084	($661)	(32)%	$1,753	$3,471	($1,718)	(49)%
Effective income tax rate	41%	41%			41%	41%
The effective income tax rates for the six months ended June 30, 2005 and 2004 were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes and non-deductible meals and entertainment costs.
          Net Income
The following table sets forth a comparison of our net income, earnings per diluted share, and diluted weighted average shares outstanding:

	Second Quarter				Six Months
			Change				Change
($ in thousands, except
per share)	2005	2004	$	%	2005	2004	$	%
Net income	$2,021	$2,975	($954)	(32)%	$2,491	$5,066	($2,575)	(51)%
Earnings per diluted share	0.05	0.07	(0.02)	(29)	0.06	0.11	(0.05)	(45)
Diluted weighted shares outstanding	41,943	44,803	(2,860)	(6)	42,337	44,931	(2,594)	(6)
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2005, our balance in cash and cash equivalents was $12.7 million and we had short-term investments of $9.4 million, compared to cash and cash equivalents of $12.6 million and short-term investments of $13.8 million at December 31, 2004. Cash provided by operating activities was $7.2 million in the six months ended June 30, 2005 compared to $13.0 million for the same period in 2004. Cash provided by operations in the six months ended June 30, 2005 decreased compared to the prior year period. This decline is attributable primarily to lower net earnings, including a restructuring charge, and cash from operations in the prior year period included substantial collections of accounts receivable primarily due to the completion of two large appraisal contracts. Cash provided from operations in both years is strong primarily due to continued strong collections of receivables, specifically those related to maintenance contracts that were billed near the end of the calendar year. At June 30, 2005, our days sales outstanding (“DSO”) were 97 days compared to DSO of 92 days at December 31, 2004. DSO increased compared to the fourth quarter because the second quarter receivables included approximately $2.8 million more for annual maintenance billings than the fourth quarter 2004 period. DSO are calculated based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities provided cash of $2.8 million in the six months ended June 30, 2005 compared to $2.0 million used for investing activities for the same period in 2004. In both years investing activities were primarily comprised of a net liquidation of short term investments and investments in software development and property and equipment while 2004 also included post closing acquisition payments. The increase in cash provided from investing activities was due to a small liquidation of short term investments and lower investments in software development costs because we completed development of a major appraisal and tax product, as well as an enhancement to certain financial products, in 2004. The other expenditures related to computer equipment and expansions to support internal growth. Capital expenditures were funded from cash generated from operations.
On February 11, 2005, we entered into a new revolving bank credit agreement. The credit agreement matures February 11, 2008 and provides for total borrowings of up to $30.0 million. Borrowings bear interest at either prime rate or at LIBOR plus a margin of 1.5%. As of June 30, 2005, our effective interest rate was 4.8%. The credit agreement is secured by substantially all of our personal property and contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of June 30, 2005, we are in compliance with those covenants. The new credit agreement also includes a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit.
At June 30, 2005, we had no outstanding bank borrowings under the credit agreement and our bank had issued letters of credit totaling $4.8 million to secure surety bonds required by some of our customer contracts. All of the outstanding letters of credit were collateralized with a certificate of deposit; thus, we had available credit of $30.0 million under the credit agreement.
Financing activities used cash of $9.9 million in the six months ended June 30, 2005 compared to $3.2 million used for financing activities for the same period in 2004. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock plan purchases.
As of June 30, 2005 we have board authorization to repurchase up to 941,000 additional shares of Tyler common stock. A summary of the repurchase activity during the six months ended June 30, 2005 is as follows:

			Maximum number of
	Total number		shares that may be
	of shares	Average price	purchased under current
Period	purchased	paid per share	authorization
January 1 through January 31	98,000	$7.59	2,423,000
February 1 through February 28	817,000	6.81	1,606,000
March 1 through March 31	254,000	7.09	1,352,000
April 1 through April 30	-	-	1,352,000
May 1 through May 31	238,000	6.11	1,114,000
June 1 through June 30	173,000	6.97	941,000

Total six months ended June 30, 2005	1,580,000	$6.81

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003 and October 2004. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future. Our credit agreement includes covenants which limit repurchases of our common stock to $20.0 million in any trailing twelve month period beginning after February 11, 2005.
We made federal and state income tax payments, net of refunds of $3.2 million in the six months ended June 30, 2005 compared to $3.3 million in the comparable prior year.
In May 2005, we sold certain assets of our appraisal and tax software division to a private investor for $75,000 in cash plus future contingent consideration. Proceeds consisted of $75,000 cash at closing and the remainder is payable in sixteen quarterly payments of $25,000, which are subject to reduction in the event of customer contract losses. Because the collection of the remaining proceeds is highly dependent upon future operations of the buyer and due to certain capitalization characteristics of the buyer, we are unable to estimate the degree of recoverability and will record the value of the contingent payments as cash is received. We recorded a gain on sale of $62,000 during the quarter ended June 30, 2005.
Pursuant to our purchase agreement with Eden Systems, Inc (“Eden”), two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were granted the right to “call” the remaining shares. In January 2004, we purchased 500 shares for $145,000 and paid $221,000 in other post closing settlement adjustments. In July 2004, we purchased the remaining 2,000 shares for a cash purchase price of $580,000.
From time to time we engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed. In the absence of future acquisitions of other businesses, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of June 30, 2005, we had funds invested in auction rate securities, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of the auction rate securities, we are not subject to significant market rate risk.
We have no outstanding debt at June 30, 2005, and we therefore are not subject to any interest rate risk.
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
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 19, 2005. The results of the matters voted on at the meeting are as follows:
          With respect to the election of directors, our shares were voted as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
Donald R. Brattain	31,064,865	240,990
J. Luther King, Jr.	31,049,511	256,344
John S. Marr, Jr.	30,992,903	312,952
Michael D. Richards	31,051,783	254,072
G. Stuart Reeves	31,063,397	242,458
Dustin R. Womble	31,013,877	291,978
John M. Yeaman	30,722,420	583,435
          With respect to the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2005, the votes were as follows:

For	Against	Abstain
31,111,314	41,772	152,769

ITEM 5. Other Information
None
ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the three months ended June 30, 2005:

Form 8-K	Item
Report Date	Reported	Exhibits Filed
4/28/05	5	News release issued by Tyler Technologies, Inc. dated April 27, 2005 announcing our operating results for the three months ended March 31, 2005

4/28/05	1.02, 2.05 and, 5.02	Termination of a material definitive agreement, costs associated with exit or disposal activities and departure of director or principal officers

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Senior Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: July 26, 2005