Form 10-Q
period 2005-09-30
TYLER TECHNOLOGIES INC
filed 2005-10-27
CIK 860731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Number of shares of common stock of registrant outstanding at October 25, 2005: 38,740,697

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$7,153	$6,955	$21,362	$21,210
Software services	13,103	12,256	38,824	37,132
Maintenance	16,655	14,589	47,882	42,827
Appraisal services	4,147	6,406	13,931	21,405
Hardware and other	1,248	1,605	4,151	4,962

Total revenues	42,306	41,811	126,150	127,536

Cost of revenues:
Software licenses	2,159	2,318	6,683	6,564
Software services and maintenance	20,171	18,450	60,047	54,305
Appraisal services	3,027	4,432	11,045	15,659
Hardware and other	929	1,315	2,993	3,787

Total cost of revenues	26,286	26,515	80,768	80,315

Gross profit	16,020	15,296	45,382	47,221

Selling, general and administrative expenses	11,445	11,312	34,652	33,251
Restructuring charge	—	—	1,260	—
Amortization of acquisition intangibles	515	583	1,545	2,175

Operating income	4,060	3,401	7,925	11,795

Other income, net	224	138	603	281

Income before income taxes	4,284	3,539	8,528	12,076
Income tax provision	1,703	1,507	3,456	4,978

Net income	$2,581	$2,032	$5,072	$7,098

Earnings per common share:
Basic	$0.07	$0.05	$0.13	$0.17

Diluted	$0.06	$0.05	$0.12	$0.16

Basic weighted average common shares outstanding	39,104	41,307	39,659	41,397
Diluted weighted average common shares outstanding	41,771	44,350	42,160	44,737
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,070	$12,573
Short-term investments available-for-sale	10,675	13,832
Accounts receivable (less allowance for losses of $1,695 in 2005 and $986 in 2004)	40,291	45,801
Prepaid expenses and other current assets	5,796	5,042
Deferred income taxes	1,611	1,611
Income taxes receivable	1,410	—

Total current assets	75,853	78,859

Property and equipment, net	5,841	6,624

Other assets:
Certificate of deposit	7,500	7,500
Goodwill	53,709	53,709
Customer related intangibles, net	17,986	18,855
Software, net	19,260	23,385
Trade name and other acquisition intangibles, net	1,288	1,369
Sundry	251	186

	$181,688	$190,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,529	$2,890
Accrued liabilities	13,096	13,660
Deferred revenue	43,697	41,541
Income taxes payable	—	1,023

Total current liabilities	59,322	59,114

Deferred income taxes	12,973	12,973

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2005 and 2004	481	481
Additional paid-in capital	152,019	152,870
Retained earnings (deficit)	648	(4,424)
Treasury stock, at cost; 9,300,615 shares in 2005 and 7,423,361 shares in 2004, respectively	(43,755)	(30,527)

Total shareholders’ equity	109,393	118,400

	$181,688	$190,487

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$5,072	$7,098
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,857	8,587
Gain on disposal of assets	(85)	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies	3,856	2,905

Net cash provided by operating activities	16,700	18,590

Cash flows from investing activities:
Proceeds from sales of short-term investments	13,176	4,000
Purchases of short-term investments	(10,032)	(8,747)
Post closing acquisition payments	—	(946)
Investment in software development costs	(951)	(3,453)
Additions to property and equipment	(1,196)	(1,634)
Other	15	101

Net cash provided (used) by investing activities	1,012	(10,679)

Cash flows from financing activities:
Purchase of treasury shares	(15,429)	(7,559)
Employee stock plan purchases	896	331
Proceeds from exercise of stock options	349	1,788
Other	(31)	(33)

Net cash used by financing activities	(14,215)	(5,473)

Net increase in cash and cash equivalents	3,497	2,438
Cash and cash equivalents at beginning of period	12,573	10,268

Cash and cash equivalents at end of period	$16,070	$12,706

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2005 and December 31, 2004 and operating result amounts are for the three and nine months ended September 30, 2005 and 2004, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2004. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Although we have a number of divisions, separate segment data has not been presented as they meet the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” to be presented as one segment.
(2) Revenue Recognition
We recognize revenue related to our software arrangements pursuant to the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations, as well as the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” We recognize revenue on our appraisal services contracts using the proportionate performance method of accounting, with considerations for the provisions of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.
Software related revenue recognition:
We earn revenue from software licenses, post-contract customer support (“PCS” or “maintenance”), hardware, and software related services. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. We provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each.
We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of SOP 81-1.
If the arrangement does not require significant modification or customization, revenue is recognized when all of the following conditions are met:
i.	persuasive evidence of an arrangement exists;

ii.	delivery has occurred;

iii.	our fee is fixed or determinable; and

iv.	collectibility is probable.
For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method” as allowed under

SOP 98-9 in accounting for any element of a multiple-element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.
Software Licenses
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
For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Software Services
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
Appraisal Services:
For our real estate appraisal projects, we recognize revenue using the proportionate performance method of revenue recognition since many of these projects are implemented over one to three year periods and consist of various unique activities. Under this method of revenue recognition, we identify each activity for the appraisal project, with a typical project generally calling for bonding, office set up, training, routing of map information, data entry, data collection, data verification, informal hearings, appeals and project management. Each activity or act is specifically identified and assigned an estimated cost. Costs which are considered to be associated with indirect activities, such as bonding costs and office set up, are expensed as incurred. These costs are typically billed as incurred and are recognized as revenue equal to cost. Direct contract fulfillment activities and related supervisory costs such as data collection, data entry and verification are expensed as incurred. The direct costs for these activities are determined and the total contract value is then allocated to each activity based on a consistent profit margin. Each activity is assigned a consistent unit of measure to determine progress towards completion and revenue is recognized for each activity based upon the percentage complete as applied to the estimated revenue for that activity. Progress for the fulfillment activities is typically based on labor hours or an output measure such as the number of parcel counts completed for that activity. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Computer Hardware Equipment:
Revenue allocable to computer hardware equipment, which is based on VSOE, is recognized when we deliver the equipment and collection is probable.
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
Other:
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
The following table summarizes short-term investments, classified as available-for-sale, as of September 30, 2005:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Auction rate securities	$10,675	$—	$—	$10,675
The following table summarizes short-term investments, classified as available-for-sale, as of December 31, 2004:

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Auction rate securities	$8,925	$—	$—	$8,925
State and municipal bond mutual fund	4,907	—	—	4,907

	$13,832	$—	$—	$13,832

We had no realized gains or losses for the three and nine months ended September 30, 2005 and generated immaterial realized losses for the three and nine months ended September 30, 2004.
As of September 30, 2005, we had $7.5 million invested in a certificate of deposit with a maturity date in excess of one year included in other assets, of which $4.8 million was restricted to collateralize letters of credit required under our surety bond program. These letters of credit expire in 2006. In October 2005 we redeemed the certificate of deposit and reinvested $5.0 million in a certificate of deposit with a maturity date of one year of which $4.8 million is restricted to collateralize letters of credit. The remaining balance was reinvested in short term investments.
(4) Shareholders’ Equity
     The following table details activity in our common stock:

	Nine months ended September 30,
	2005		2004
	Shares	Amount	Shares	Amount
Purchases of common stock	2,181	$15,429	851	$7,559
Stock option exercises	169	349	602	1,788
Employee stock plan purchases	134	896	—	331
As of September 30, 2005, we have authorization from our board of directors to repurchase up to 340,000 additional shares of Tyler common stock. On October 25, 2005 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. In October 2005, we repurchased approximately 143,000 shares of Tyler common stock resulting in a total authorization of $2.2 million as of October 25, 2005.
In May 2004, the shareholders of Tyler voted to adopt the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. On March 8, 2005, the board of directors amended the plan to the effect that the purchase price of the shares is equal to 85% of the closing price of Tyler common stock on the last day of each quarterly offering period. Previously, the purchase price of the shares was equal to 85% of the closing price of Tyler common stock on either the first or last day of each quarterly offering period, whichever was lower. Employee contributions are received during the quarter and the related Tyler common shares are issued in the month after the quarter ends. In October 2005 and October 2004, respectively, we issued 37,000 and 44,000 shares of common stock to the ESPP.
Comprehensive income is comprised of net income and unrealized gains and losses on investment securities. For the three and nine months ended September 30, 2004 comprehensive income was $2.0 million and $7.1 million, respectively, which included minimal unrealized losses, on investment securities. In 2005, we had no unrealized gains or losses and comprehensive income was the same as net income.
(5) Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following periods:

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Income tax provision	$1,703	$1,507	$3,456	$4,978
Effective income tax rate	39.8%	42.6%	40.5%	41.2%
We made federal and state income tax payments, net of refunds, of $5.9 million in the nine months ended September 30, 2005, compared to $5.5 million in net payments for the same period of the prior year. The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes and non-deductible meals and entertainment costs. During the third quarter of 2005, we lowered our estimated annual effective income tax rate from 41.3% that was initially used for the six months ended June 30, 2005 to 40.5%. The reduction in the effective income tax rate reflects a corporate reorganization in 2005 which favorably impacted our state income tax provision, lower estimated non-deductible meals and entertainment costs and higher estimated tax-free interest income.

(6) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:

Net income	$2,581	$2,032	$5,072	$7,098

Denominator:

Weighted-average basic common shares outstanding	39,104	41,307	39,659	41,397

Assumed conversion of dilutive securities:
Stock options	1,567	1,895	1,446	2,166
Warrants	1,100	1,148	1,055	1,174

Potentially dilutive common shares	2,667	3,043	2,501	3,340

Weighted-average common shares outstanding, assuming full dilution	41,771	44,350	42,160	44,737

Basic earnings per share	$0.07	$0.05	$0.13	$0.17

Diluted earnings per share	$0.06	$0.05	$0.12	$0.16

(7) Stock Compensation
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
Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123, and is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$2,581	$2,032	$5,072	$7,098
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of related tax benefit	(230)	(292)	(706)	(828)

Pro forma net income	$2,351	$1,740	$4,366	$6,270

Basic earnings per share:
As reported	$0.07	$0.05	$0.13	$0.17

Pro forma	$0.06	$0.04	$0.11	$0.15

Diluted earnings per share:
As reported	$0.06	$0.05	$0.12	$0.16

Pro forma	$0.06	$0.04	$0.10	$0.14

(8) Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, to be recorded in the financial statements. The effective date of SFAS No. 123R had been set for the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies. However, on April 14, 2005, the SEC announced that the effective date of SFAS No. 123R was suspended until January 1, 2006 for calendar year companies. Early adoption is allowed.
SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.
We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees and directors. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not determined which model we will use to measure the fair value of stock options upon the adoption of SFAS No. 123R.
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
(9) Restructuring Charge
Because of unsatisfactory financial performance early in the fiscal year, we made significant organizational changes in the second quarter of 2005 to those areas of our business that were not performing to our expectations. Our goal was to bring costs in line with expected levels of revenue while improving the efficiency of our organizational structure to ensure that clients continue to receive superior service.
We currently anticipate that revenues in our appraisal services business are likely to remain at historically low levels in the coming quarters and we reorganized that division to eliminate levels of management and reduce overhead expense. We also took actions to reduce headcount and costs in our appraisal and tax software division, and we consolidated certain senior management positions at the corporate office. These cost reductions were made in the second quarter of 2005. As a result, we reduced headcount in the appraisal services and appraisal and tax software businesses, as well as in the corporate office, by eliminating approximately 120 positions, including management, staff and project-related personnel.
In connection with the reorganization, we incurred certain charges in the second quarter of 2005. Those charges, which are primarily comprised of employee severance costs and related fringe benefits, totaled approximately $1.3 million before income taxes. The related payments were substantially paid during the quarter ended June 30, 2005, with the remainder paid during the quarter ended September 30, 2005.

The following is a summary of the restructuring liability:

	Charged to expense
	in the quarter ended	Cash	Liability as of	Cash	Liability as of
	June 30, 2005	Payments	June 30, 2005	Payments	September 30, 2005
Severance and related fringe benefits	$1,237	$1,124	$113	$113	$—
Other	23	22	1	1	—

Total	$1,260	$1,146	$114	$114	$—

(10) Commitments and Contingencies
On September 9, 2005, Affiliated Computer Services, Inc. (“ACS”) filed litigation in Dallas County, Texas against thirty-three defendants, including Tyler and John M. Yeaman, our Chairman of the Board. The other named defendants include entities affiliated with William D. Oates (“Oates”), a former director of ours, and certain individuals employed by such entities. The lawsuit alleges, among other things, that we breached the non-competition and non-solicitation covenants set forth in the Stock Purchase Agreement dated December 29, 2000 (the “SPA”) between ACS and us pursuant to which we sold to ACS for cash all of the issued and outstanding capital stock of Business Resources Corporation (“BRC”), which comprised a significant portion of our then existing property records business. In the SPA, we agreed to certain five-year non-competition and non-solicitation covenants, which are due to expire on December 29, 2005. In addition, the SPA contained a closing condition pursuant to which Oates agreed to amend his then existing three-year non-competition and non-solicitation covenants so that the restricted activities would conform to the language of our restricted activities, which covenants would expire on December 29, 2003. The lawsuit alleges that Oates (or entities owned by Oates) solicited ACS employees and re-entered the land records business after the expiration of his three-year covenants, but prior to the expiration of our five-year covenants, and further alleges that we, through our non-competition covenants, are legally responsible for Oates’ actions. The lawsuit further alleges that Oates “controlled Tyler”, “manipulated Tyler”, and was a “legal representative” of ours for a significant, but unspecified, period of time following the sale of BRC, even though Oates has not been a member of our board since 2001, has not been employed by us since the sale of BRC, has had limited contact with our management since the sale of BRC, and to our knowledge, has not owned any stock in us since May 2003. The lawsuit further alleges that we fraudulently induced ACS to enter into the SPA because we allegedly knew that Oates (or entities owned by Oates) would re-enter the land records business after three years, even though the SPA specifically contained different covenants with respect to Oates and us.
We vehemently deny all allegations contained in the lawsuit. Management believes that we have not breached any non-competition covenants, have not solicited ACS employees, and have not misappropriated ACS confidential information. Management further believes that the “factual” allegations made against us are false and inaccurate and that the legal theories asserted by ACS are without merit. We have filed counterclaims against ACS, including claims for business disparagement and defamation, alleging that ACS has published factually inaccurate and defamatory statements about us to third parties, including our customers and prospective customers, with malice and/or negligence regarding the truth of those statements. We intend to defend the lawsuit vigorously. The future costs associated with such defense and in pursuit of the counterclaims are uncertain and difficult to predict and may be material.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our governmental customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion and proportionate performance methods of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission (“SEC”). The factors described in this paragraph and other factors that may affect management or future financial results, as and when applicable, are discussed in our Form 10-K filed with the SEC, for the year ended December 31, 2004. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.
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
ANALYSIS OF RESULTS OF OPERATIONS
Revenues
The following table sets forth the key components of our revenues for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
				% of	Increase				% of	Increase
($ in thousands)	2005	% of Total	2004	Total	(Decrease)	2005	% of Total	2004	Total	(Decrease)
Software licenses	$7,153	17%	$6,955	17%	3%	$21,362	17%	$21,210	17%	1%
Software services	13,103	31	12,256	29	7	38,824	31	37,132	29	5
Maintenance	16,655	39	14,589	35	14	47,882	38	42,827	34	12
Appraisal services	4,147	10	6,406	15	(35)	13,931	11	21,405	16	(35)
Hardware and other	1,248	3	1,605	4	(22)	4,151	3	4,962	4	(16)

Total revenues	$42,306	100%	$41,811	100%	1%	$126,150	100%	$127,536	100%	(1)%

Software licenses. Changes in software license revenues consist of the following components:
▪	Software license revenue related to financial products, which comprise approximately over 75% of our revenues in the periods presented, was up significantly for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 primarily due to increased contract volume and timing of installations. In March 2004 we completed enhancements to one of our financial software products which has enabled us to expand into larger cities and counties, resulting in larger contracts. Increases in software license revenue for the nine months ended September 30, 2005 were more moderate compared to the prior year period.

▪	Software license revenue related to our Odyssey courts and justice product declined significantly for the three and nine months ended September 30, 2005 compared to the corresponding prior year periods. The three months ended September 30, 2004 was unusually high because it included approximately $600,000 of license fees earned upon final acceptance for two original Odyssey installation sites.
Software services. Changes in software services revenues consist of the following components:
▪	Software service revenue related to financial products, which comprise more than half of our software service revenue in the periods presented, were up moderately for the three months ended September 30, 2005 compared to the prior year period. Approximately one-half of our financial software services revenue increase related to training and the remaining increases were due to new customers for our application service provider hosting and disaster recovery services and other miscellaneous services. Software service revenue related to financial products for the nine months ended September 30, 2005 increased substantially over the comparable prior year period due to higher contract volume in the second and third quarter of 2005.

▪	Software service revenue related to our Odyssey courts and justice product increased significantly for the three and nine months ended September 30, 2005 compared to the prior year periods mainly due to a new $1.4 million contract for follow- on services to an existing software customer that had previously implemented and accepted the software.

▪	Software service revenue related to appraisal and tax products was flat for the three months ended September 30, 2005 compared to three months ended September 30, 2004. For the nine months ended September 30, 2005 compared to the prior year period, appraisal and tax software service revenues declined substantially. This decline was mainly associated with the completion of several legacy appraisal and tax contracts in 2004 and early 2005. In 2005, we have increased our sales focus on our new appraisal and tax software product, Orion.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased due to growth in our installed customer base as evidenced by our software license revenue and slightly higher maintenance rates on certain product lines.
Appraisal services. The decrease in appraisal services revenues is due to the recent completion of certain significant appraisal contracts. These larger projects are often relatively discretionary in nature compared to smaller projects which tend to occur on a more consistent basis, and the larger projects we recently completed have not been replaced by similar projects. The appraisal services business is driven in part by revaluation cycles in various states and based on our new business pipeline, we expect that appraisal services revenues will remain at historically low levels consistent with the quarter ended September 30, 2005.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and gross margins, and those components stated as a percentage of related revenues for the periods presented as of September 30:

	Third Quarter					Nine Months
		% of		% of	%		% of		% of	%
		Related		Related	Increase		Related		Related	Increase
($ in thousands)	2005	Revenues	2004	Revenues	(Decrease)	2005	Revenues	2004	Revenues	(Decrease)
Software licenses	$2,159	30%	$2,318	33%	(7)%	$6,683	31%	$6,564	31%	2%
Software services and maintenance	20,171	68	18,450	69	9	60,047	69	54,305	68	11
Appraisal services	3,027	73	4,432	69	(32)	11,045	79	15,659	73	(29)
Hardware and other	929	74	1,315	82	(29)	2,993	72	3,787	76	(21)

Total cost of revenues	$26,286	62%	$26,515	63%	(1)%	$80,768	64%	$80,315	63%	1%

Overall gross margin	37.9%		36.6%			36.0%		37.0%

Cost of software license revenues. The main component of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the remaining balance. Once a new product is released, we begin to amortize the costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, but not to exceed five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers. Amortization expense for capitalized software products declined from $1.6 million for the three months ended September 30, 2004 to $1.4 million for the three months ended September 30, 2005, because certain software products became fully amortized during 2005, which offset new amortization expense from software products released in 2004. Amortization expense for capitalized software products for the nine months ended September 30, 2005 was flat compared to the corresponding prior year period.
Cost of software services and maintenance revenues. For the three month period ended September 30, 2005 cost of software services and maintenance grew 9% while the related software services and maintenance revenues increased 11% compared to the prior year period. For the nine months ended September 30, 2005 cost of software services and maintenance grew 11% while the related software services and maintenance revenues increased 8% compared to the prior year period. Cost of software services and maintenance primarily consists of expenses such as personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities. For the nine months ended September 30, 2005, costs increased at a faster rate than related software services and maintenance revenues for the same period, which reflects lower utilization of personnel in our appraisal and tax software division, efforts and costs to support our recently released Orion products, a shift in the roles of certain of our development personnel whose costs were capitalized in 2004 to projects that are being expensed in 2005, and higher health care costs.
Cost of appraisal services revenues. The decline in the cost of appraisal services revenues is consistent with lower appraisal services revenues. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion. In addition, in the second quarter of 2005 we made significant organizational changes to our appraisal services division. See “Restructuring Charge.”
Gross margin. The overall gross margin for the quarter ended September 30, 2005 was 37.9%, compared to 36.6% in the quarter ended September 30, 2004. This increase was due to slightly lower amortization expense for capitalized software products which became fully amortized in 2005 and a decline in appraisal services as a proportion of total revenues. The overall gross margin for the nine months ended September 30, 2005 was 36.0%, compared to 37.0% for the nine months ended September 30, 2004. This decline in the year-to-date gross margin was due to cost inefficiencies associated with lower appraisal services revenues and efforts and costs to support our recently released Orion products, as well as a shift in the roles of certain of our development personnel whose costs were capitalized in 2004 to projects that are being expensed in 2005.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2005	2004	$	%	2005	2004	$	%
Selling, general and administrative expenses	$11,445	$11,312	$133	1%	$34,652	$33,251	$1,401	4%
Percent of revenues	27%	27%			27%	26%
Selling, general and administrative expenses as a percent of revenues were slightly higher for the nine months ended September 30, 2005 compared to the prior year period, mainly due to the level of costs associated with the appraisal and tax business, where revenues have declined. In late April 2005, we made significant organizational changes to areas of our business that were not performing to our expectations in an effort to bring costs in line with expected levels of revenue. See “Restructuring Charge.”
Restructuring Charge
Because of unsatisfactory financial performance early in the fiscal year, we made significant organizational changes to those areas of our business that were not performing to our expectations. Our goal was to bring costs in line with expected levels of revenue while improving the efficiency of our organizational structure to ensure that clients continue to receive superior service.

We currently anticipate that revenues in our appraisal services business are likely to remain at historically low levels in the coming quarters and have reorganized that division to eliminate levels of management and reduce overhead expense. We have also taken actions to reduce headcount and costs in our appraisal and tax software division. These cost reductions were made in the second quarter of 2005. As a result, we reduced headcount in the appraisal services and appraisal and tax software businesses, as well as in the corporate office, by eliminating approximately 120 positions, including management, staff and project-related personnel. Additionally we have made changes in both management personnel and organizational structures at those business units and have reorganized our corporate structure to consolidate certain senior management positions.
In connection with the reorganization, we incurred certain charges in the second quarter of 2005. Those charges, which are primarily comprised of employee severance costs and related fringe benefits totaled approximately $1.3 million before income taxes. The related payments were substantially paid during the quarter ended June 30, 2005, with the remainder paid during the quarter ended September 30, 2005.
Amortization of Acquisition Intangibles
The following table sets forth a comparison of amortization of acquisition intangibles:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2005	2004	$	%	2005	2004	$	%
Amortization of acquisition intangibles	$515	$583	($68)	(12)%	$1,545	$2,175	($630)	(29)%
Amortization expense of acquisition intangibles declined due to certain intangible assets recorded for previous acquisitions which became fully amortized in 2004. Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired, which is allocated to acquired and amortizable software, customer base and trade name, with the remainder allocated to goodwill that is not subject to amortization.
Other
In May 2005, we sold certain assets of our appraisal and tax software division for $75,000 in cash plus future contingent consideration. Proceeds consisted of $75,000 cash at closing and sixteen quarterly payments of $25,000, which are subject to reduction in the event of customer contract losses. Because the collection of the remaining proceeds is highly dependent upon future operations of the buyer and due to certain capitalization characteristics of the buyer, we are unable to estimate the degree of recoverability and we are recording the value of the contingent payments as cash is received. We recorded a gain on sale of $62,000 during the quarter ended June 30, 2005 and an additional gain of $23,000 in the quarter ended September 30, 2005 upon receipt of cash.
Income Tax Provision
The following table sets forth a comparison of our income tax provision:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2005	2004	$	%	2005	2004	$	%
Income tax provision	$1,703	$1,507	$196	13%	$3,456	$4,978	($1,522)	(31)%
Effective income tax rate	39.8%	42.6%			40.5%	41.2%
The effective income tax rates for the nine months ended September 30, 2005 and 2004 were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes and non-deductible meals and entertainment costs. During the third quarter of 2005, we lowered our estimated annual effective income tax rate from 41.3% that was initially used for the six months ended June 30, 2005 to 40.5%. The reduction in the effective income tax rate reflects a corporate reorganization in 2005 which favorably impacted our state income tax provision, lower estimated non-deductible meals and entertainment costs and higher estimated tax-free interest income.

Net Income
The following table sets forth a comparison of our net income, earnings per diluted share, and diluted weighted average shares outstanding:

	Third Quarter				Nine Months
			Change				Change
	2005	2004	$	%	2005	2004	$	%
Net income	$2,581	$2,032	$549	27%	$5,072	$7,098	($2,026)	(29)%
Earnings per diluted share	$0.06	$0.05	$.01	20	$0.12	$0.16	($0.04)	(25)

Diluted weighted shares outstanding	41,771	44,350	(2,579)	(6)	42,160	44,737	(2,577)	(6)
FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2005, our balance in cash and cash equivalents was $16.0 million and we had short-term investments of $10.7 million, compared to cash and cash equivalents of $12.6 million and short-term investments of $13.8 million at December 31, 2004. Cash provided by operating activities was $16.7 million in the nine months ended September 30, 2005 compared to $18.6 million for the same period in 2004. The decline in cash provided by operating activities is attributable primarily to lower net earnings, including the restructuring charge. Cash from operations in the prior year period included substantial collections of accounts receivable primarily due to the completion of two large appraisal contracts. Cash provided from operations in both years is strong primarily due to continued strong collections of receivables, specifically those related to maintenance contracts. At September 30, 2005, our days sales outstanding (“DSO”) were 86 days compared to DSO of 92 days at December 31, 2004. DSO decreased compared to the fourth quarter because of annual maintenance billing collections. Our maintenance billings typically peak in December and June each year and are followed by collections in the subsequent quarter. DSO is calculated based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities provided cash of $1.0 million in the nine months ended September 30, 2005 compared to $10.7 million used for investing activities for the same period in 2004. In both years investing activities were primarily comprised of changes in short term investments and investments in software development and property and equipment, while 2004 also included certain post closing acquisition payments. The increase in cash provided from investing activities was due to a small liquidation of short term investments and lower investments in software development costs because we completed development of a major appraisal and tax product, as well as an enhancement to certain financial products, in 2004. The other expenditures related to computer equipment and expansions to support internal growth. Capital expenditures were funded from cash generated from operations.
On February 11, 2005, we entered into a new revolving bank credit agreement. The credit agreement matures February 11, 2008 and provides for total borrowings of up to $30.0 million. Borrowings bear interest at either prime rate or at LIBOR plus a margin of 1.5%. As of September 30, 2005, our effective interest rate was 5.4%. The credit agreement is secured by substantially all of our personal property and contains covenants that require us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans and limits the amount of Tyler common stock we can repurchase. As of September 30, 2005, we are in compliance with those covenants. The credit agreement also includes a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit.
At September 30, 2005, we had no outstanding borrowings under the credit agreement and our bank had issued letters of credit totaling $4.8 million to secure surety bonds required by some of our customer contracts. All of the outstanding letters of credit were collateralized with a certificate of deposit; thus, we had available credit of $30.0 million under the credit agreement.
Financing activities used cash of $14.2 million in the nine months ended September 30, 2005 compared to $5.5 million used for financing activities for the same period in 2004. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock plan purchases.

As of September 30, 2005 we have board authorization to repurchase up to 340,000 additional shares of Tyler common stock. On October 25, 2005 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. In October 2005, we repurchased approximately 143,000 shares of Tyler common stock resulting in a total authorization of $2.2 million as of October 25, 2005. A summary of the repurchase activity during the nine months ended September 30, 2005 is as follows:

			Maximum number of
			shares that may be
	Total number		purchased under
	of shares	Average price	current
Period	purchased	paid per share	authorization
January 1 through January 31	98,000	$7.59	2,423,000
February 1 through February 28	817,000	6.81	1,606,000
March 1 through March 31	254,000	7.09	1,352,000
April 1 through April 30	—	—	1,352,000
May 1 through May 31	238,000	6.11	1,114,000
June 1 through June 30	173,000	6.97	941,000
July 1 through July 31	122,000	7.54	819,000
August 1 through August 31	416,000	7.78	403,000
September 1 through September 30	63,000	8.03	340,000

Total nine months ended September 30, 2005	2,181,000	$7.07

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, and October 2005. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future. Our credit agreement includes covenants which limit repurchases of our common stock to $20.0 million in any trailing twelve month period beginning after February 11, 2005.
We made federal and state income tax payments, net of refunds, of $5.9 million in the nine months ended September 30, 2005, compared to $5.5 million in the comparable prior year.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of September 30, 2005, we had funds invested in auction rate securities, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of the auction rate securities, we are not subject to significant market rate risk.
We have no outstanding debt at September 30, 2005, and are therefore not subject to any interest rate risk.
ITEM 4. Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and the Chief Financial

Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On September 9, 2005, Affiliated Computer Services, Inc. (“ACS”) filed litigation in Dallas County, Texas against thirty-three defendants, including Tyler and John M. Yeaman, our Chairman of the Board. The other named defendants include entities affiliated with William D. Oates (“Oates”), a former director of ours, and certain individuals employed by such entities. The lawsuit alleges, among other things, that we breached the non-competition and non-solicitation covenants set forth in the Stock Purchase Agreement dated December 29, 2000 (the “SPA”) between ACS and us pursuant to which we sold to ACS for cash all of the issued and outstanding capital stock of Business Resources Corporation (“BRC”), which comprised a significant portion of our then existing property records business. In the SPA, we agreed to certain five-year non-competition and non-solicitation covenants, which are due to expire on December 29, 2005. In addition, the SPA contained a closing condition pursuant to which Oates agreed to amend his then existing three-year non-competition and non-solicitation covenants so that the restricted activities would conform to the language of our restricted activities, which covenants would expire on December 29, 2003. The lawsuit alleges that Oates (or entities owned by Oates) solicited ACS employees and re-entered the land records business after the expiration of his three-year covenants, but prior to the expiration of our five-year covenants, and further alleges that we, through our non-competition covenants, are legally responsible for Oates’ actions. The lawsuit further alleges that Oates “controlled Tyler”, “manipulated Tyler”, and was a “legal representative” of ours for a significant, but unspecified, period of time following the sale of BRC, even though Oates has not been a member of our board since 2001, has not been employed by us since the sale of BRC, has had limited contact with our management since the sale of BRC, and to our knowledge, has not owned any stock in us since May 2003. The lawsuit further alleges that we fraudulently induced ACS to enter into the SPA because we allegedly knew that Oates (or entities owned by Oates) would re-enter the land records business after three years, even though the SPA specifically contained different covenants with respect to Oates and us.
We vehemently deny all allegations contained in the lawsuit. Management believes that we have not breached any non-competition covenants, have not solicited ACS employees, and have not misappropriated ACS confidential information. Management further believes that the “factual” allegations made against us are false and inaccurate and that the legal theories asserted by ACS are without merit. We have filed counterclaims against ACS, including claims for business disparagement and defamation, alleging that ACS has published factually inaccurate and defamatory statements about us to third parties, including our customers and prospective customers, with malice and/or negligence regarding the truth of those statements. We intend to defend the lawsuit vigorously. The future costs associated with such defense and in pursuit of the counterclaims are uncertain and difficult to predict and may be material.
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

Brian K. Miller
Senior Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)
Date: October 25, 2005