Form 10-K
period 2005-12-31
TYLER TECHNOLOGIES INC
filed 2006-03-02
CIK 860731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of the Form 10-K or any amendment to the Form 10-K. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $274,178,000 based on the reported last sale price of common stock on June 30, 2005, which is the last business day of the registrant’s most recently completed second fiscal quarter.
     The number of shares of common stock of the registrant outstanding on February 27, 2006 was 39,176,437
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 18, 2006.

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
Tyler was founded in 1966. Prior to 1998, we operated as a diversified industrial conglomerate, with operations in various industrial, retail and distribution businesses, all of which have been sold or otherwise disposed. In 1997, we embarked on a multi-phase growth plan focused on serving the specialized information management needs of local governments nationwide. In 1998 and 1999, we made a series of strategic acquisitions of companies in the local government IT market.
In addition to our continuing operations in the software and services business described above, we also operated from 1998 through 2000 a business segment focused on providing outsourced property records management for local governments and reselling related data. In late 2000, we decided to dispose of the information and property records services segment in order to strengthen our balance sheet and allow us to focus our resources on the segment of business that we believe offers the greatest growth and profit opportunities. We expect to continue to capitalize on these opportunities by leveraging our large national client base, our long-term relationships with local government customers, and our deep domain expertise in local government operations through the development of state-of-the-art technologies and new nationally branded applications solutions. We have developed new generation software products, some of which are based on n-tier architecture, SQL-compliant databases, browser compatibility and component-based technology.
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
Gartner estimates that state and local government spending for software and IT services will grow from $44.2 billion in 2005 to $55.0 billion in 2008, with local government accounting for $21.7 billion of IT spending in 2005 and $26.9 billion in 2008. The external services and software segments of the market, where our business is primarily focused, are expected to be the most rapidly growing areas of the local government IT market, expanding from $10.9 billion in 2005 to $13.5 billion in 2008.
PRODUCTS AND SERVICES
We provide a comprehensive and flexible suite of products and services that address the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from four primary sources:
•	sales of software licenses;

•	software services;

•	maintenance and support; and

•	appraisal services.
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
•	Financials;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Document Management.
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
Historically, we have had a greater proportion of our annual revenues in the second half of our fiscal year due to governmental budget and spending cycles and the timing of system implementations for customers desiring to “go live” at the beginning of the calendar year.

A description of our suite of products and services follows:
Software Licensing
Financials
Our financials products are ERP (Enterprise Resource Planning) systems for local governments, which integrate information across all facets of a client organization. Our financial products include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial systems include modules for general ledger, budget preparation, fixed assets, requisitions, purchase orders, bid management, accounts payable, contract management, accounts receivable, investment management, inventory control, project and grant accounting, work orders, job costing, GASB 34 reporting, payroll and human resources. All of our financial systems are intended to conform to government auditing and financial reporting requirements and generally accepted accounting principles.
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
In January, 2006, we acquired two companies whose products will be included within our Financials division. MazikUSA, Inc. offers a Student Information System for K-12 schools, which manages such applications as scheduling, grades and attendance. TACS, Inc. offers software products to manage public sector pension funds. These acquisitions added products that were not previously a part of Tyler’s portfolio.
Tyler’s financial products include Web components that enhance local governments’ service capabilities by facilitating online access to information for both employees and citizens and enabling online transactions.
Courts and Justice
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
In 2002 we introduced Odyssey, an all-new unified court case management system that became available for general release in the third quarter of 2003. Odyssey uses enhanced Web-browser concepts to render a unique user interface. It incorporates current technology — XML, n-tier architecture, component-based design, and an ultra-thin client footprint — to maximize the value of a court’s investment in new software. We believe that some of Odyssey’s design concepts, including embedded imaging functionality, COM+ objects to enable local customization, and an architecture that enables multiple deployment options, are unique in the court automation marketplace. Odyssey was the first of our new generation of n-tier, browser-based products and our initial marketing efforts for Odyssey were focused on states and large cities and counties.
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
We have also developed a new appraisal system, Orion, based on the same technology platform that we used for Odyssey. Orion, which became available for general release during 2004, will ultimately replace several UNIX based products. Orion provides an intuitive, browser-based interface, integration for Geographic Information System applications, valuation, assessment administration and tax billing and collection.
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
Maintenance and Support
Following the implementation of our software systems, we provide ongoing software support services to assist our customers in operating the systems and to periodically update the software. Support is provided over the phone to customers through help desks staffed by our customer support representatives. For more complicated issues, our staff, with the customers’ permission, can log on to customers’ systems remotely. We maintain our customers’ software largely through releases that contain improvements and incremental additions, along with updates necessary because of legislative or regulatory changes.

Virtually all of our software customers contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless the customer or Tyler gives notice of termination prior to expiration. Similar support is provided to our ASP customers, and is included in their overall monthly fees.
Appraisal Services
We are the nation’s largest provider of property appraisal outsourcing services for local government taxing authorities. These services include:
•	the physical inspection of commercial and residential properties;

•	data collection and processing;

•	sophisticated computer analyses for property valuation;

•	preparation of tax rolls;

•	community education regarding the assessment process; and

•	arbitration between taxpayers and the assessing jurisdiction.
Local government taxing entities normally reappraise properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. In some jurisdictions, reassessment cycles are mandated by law; in others, they are discretionary. While some taxing jurisdictions perform reappraisals in-house, many local governments outsource this function because of its cyclical nature and because of the specialized knowledge and expertise requirements associated with it. Our business unit that provides appraisal outsourcing services to local governments has been in this business since 1938.
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
In the second quarter of 2005, we reorganized our appraisal services business to better align the organization and cost structure with the expected revenue levels. As part of the reorganization, we eliminated approximately 120 positions and recorded a pretax charge of $1.3 million for related employee severance costs.
STRATEGY
Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
•	Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•	Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, via the Internet. We believe that the addition of such features enhance the market appeal of our core products. Since 2001, we have also offered certain of our software products in an ASP environment, a delivery model that we believe will, over time, have increasing appeal to local governments and will be expanded to include more applications. We have also increased our offerings of consulting and business process reengineering services.

•	Leverage a core technology framework across multiple product development efforts. We have developed a core technology framework upon which we have developed or are developing a new generation of a number of products. By leveraging the core framework, which is based on an n-tier, browser-based architecture, for the development of multiple products, we believe we can develop new-generation products more efficiently, and at a lower total cost. In addition, utilizing a core framework is also expected to help us bring new products to market more rapidly. By having more products built on a common technology framework, we expect to enhance our cross-selling opportunities and be able to provide maintenance and other services more efficiently.

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, Puerto Rico, and the United Kingdom, not all of our product lines have nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by product in those areas. We also intend to continue to expand our customer base to include larger governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our products, are allowing us to achieve success in selling to larger customers.

•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of IT products and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenue. We have a large recurring revenue base from maintenance and support, with an annual run rate of $65 million. We have historically experienced very low customer turnover (less than 2% annually for our major software business units) and recurring revenues continue to grow as the installed customer base increases. In addition, since the beginning of 2001, we have established a growing recurring revenue stream from ASP hosting and other similar services.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same products result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, we may from time to time selectively pursue strategic acquisitions that provide us with one or more of the following:
❑	products and services to complement our existing offerings;

❑	entry into new markets related to local governments; and

❑	new customers and/or geographic expansion.
When considering acquisition opportunities, we generally focus on companies with strong management teams and employee bases and excellent customer relationships. In January, 2006, we acquired two companies whose products will be included within our Financials division. MazikUSA, Inc. offers a Student Information System for K-12 schools, which manages such applications as scheduling, grades and attendance. TACS, Inc. offers software products to manage public sector pension funds. These acquisitions added products that were not previously a part of Tyler’s portfolio. In December 2003, we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services systems for local governments. In December 2003, we also acquired certain assets of a business that provides forms software to users of some of our software products. Prior to these acquisitions, our most recent acquisition included in our continuing operations was completed in November 1999.

SALES, MARKETING, AND CUSTOMERS
We market our products and services through direct sales and marketing personnel located throughout the United States. Other in-house marketing staff focuses on add-on sales, professional services and support.
Sales of new systems are typically generated from referrals from other government offices or departments within a county or municipality, referrals from other local governments, relationships established between sales representatives and county or local officials, contacts at trade shows, direct mailings, and direct contact from prospects already familiar with us. We are active in numerous national, state, county, and local government associations, and participate in annual meetings, trade shows, and educational events.
Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2005, approximately 38% of our revenue was attributable to ongoing support and maintenance agreements.
COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same products and services that we provide. Most of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Lawson Software, Inc., SAP AG, MAXIMUS, Inc., Affiliated Computer Services, Inc., SunGard Data Systems, Inc., New World Systems and Manatron, Inc. In addition, we sometimes compete with consulting and systems integration firms, such as BearingPoint, Inc. and Accenture Ltd., which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals through a request for proposal process.
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
BACKLOG
At December 31, 2005, our estimated sales backlog was approximately $165.4 million, compared to $142.2 million at December 31, 2004. The backlog represents signed contracts under which the products have not been delivered or the services have not been performed as of year-end. Approximately $130.5 million of the backlog is expected to be installed or services are expected to be performed during 2006.
INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES
We regard certain features of our internal operations, software, and documentation as confidential and proprietary and rely on a combination of contractual restrictions, trade secret laws and other measures to protect our proprietary intellectual property. We generally do not rely on patents. We believe that, due to the rapid rate of technological change in the computer software industry, trade secrets and copyright protection are less significant than factors such as knowledge, ability and experience of our employees, frequent product enhancements, and timeliness and quality of support services. We typically license our software products under non-exclusive license agreements which are generally non-transferable and have a perpetual term.

EMPLOYEES
At December 31, 2005, we had approximately 1,360 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.
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
We also maintain an Internet site at www.tylerworks.com. We make available free of charge through this site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Forms 4 and 5, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our “Code of Business Conduct and Ethics” is also available on our Web site. We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics by posting such information on our Web site.
ITEM 1A. RISK FACTORS
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
Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:
•	a significant number of our prospective customers’ decisions regarding whether to enter into license agreements with us are made within the last few weeks of each quarter;

•	the size of license transactions can vary significantly;

•	customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, project objectives, budget or personnel;

•	customer purchasing processes vary significantly and a customer’s internal approval, expenditure authorization and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions; and

•	we may have to defer revenues under our revenue recognition policies.
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
We realize lower margins on software and appraisal service revenues than on license revenue. The majority of our contracts include both software licenses and professional services. Therefore, an increase in the percentage of software service and appraisal service revenue compared to license revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results.

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
Fixed-price contracts may affect our profits.
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
We believe the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms, and overall product scope. Our competitors include the consulting divisions of national and regional accounting firms, publicly held companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than we do. We cannot assure you that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.
We also compete with internal, centralized information service departments of governmental entities, which requires us to persuade the end-user to stop the internal service and outsource to us. In addition, our customers may elect in the future to provide information management services internally through new or existing departments, which could reduce the market for our services.
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
We have expanded our operations since February 1998, when we entered the business of providing software solutions and services to the public sector. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. We must also identify, hire, train, and manage key managerial and technical personnel. If we fail to implement these systems or employ and retain such qualified personnel, our business, financial condition, and results of operations may be materially adversely affected.
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
Our products are complex and we run the risk of errors or defects with new product introductions or enhancements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES.
We occupy a total of approximately 280,000 square feet of office and warehouse space, 30,000 of which we own. We lease our principal executive office located in Dallas, Texas, as well as other offices for our divisions in Colorado, Iowa, Maine, Ohio, Texas and Washington.
ITEM 3. LEGAL PROCEEDINGS.
On September 9, 2005, Affiliated Computer Services, Inc. (“ACS”) filed litigation in Dallas County, Texas against thirty-three defendants, including Tyler and John M. Yeaman, our Chairman of the Board (“Yeaman”). The other named defendants include entities affiliated with William D. Oates (“Oates”), a former director of ours, and certain individuals employed by such entities. The lawsuit alleges, among other things, that we breached the non-competition and non-solicitation covenants set forth in the Stock Purchase Agreement dated December 29, 2000 (the “SPA”) between ACS and us pursuant to which we sold to ACS for cash all of the issued and outstanding capital stock of Business Resources Corporation (“BRC”), which comprised a significant portion of our then existing property records business. In the SPA, we agreed to certain five-year non-competition and non-solicitation covenants, which expired on December 29, 2005. In addition, the SPA contained a closing condition pursuant to which Oates agreed to amend his then existing three-year non-competition and non-solicitation covenants so that the restricted activities would conform to the language of our restricted activities, which covenants expired on December 29, 2003. The lawsuit alleges that Oates (or entities owned by Oates) solicited ACS employees and re-entered the land records business after the expiration of his three-year covenants, but prior to the expiration of our five-year covenants, and further alleges that we, through our non-compete, are legally responsible for Oates’ actions. The lawsuit further alleges that Oates “controlled Tyler,” “manipulated Tyler,” and was a “legal representative” of ours for a significant, but unspecified, period of time following the sale of BRC, even though Oates has not been a member of our board since 2001, has not been employed by us since the sale of BRC, has had limited contact with our management since the sale of BRC, and to our knowledge, has not owned any stock in us since May 2003. The lawsuit further alleges that we fraudulently induced ACS to enter into the SPA because we allegedly knew that Oates (or entities owned by Oates) would re-enter the land records business after three years, even though the SPA specifically contained different covenants with respect to Oates and us. ACS entered into a settlement agreement with all of the defendants other than Yeaman and us, the terms of which are currently confidential; however, management believes that the settlement agreement extends the non-compete for Oates and his related entities for some period of time.
We vehemently deny all allegations contained in the lawsuit. Management believes that we have not breached any non-competition covenants, have not solicited ACS employees, and have not misappropriated ACS confidential information. Management further believes that the “factual” allegations made against us are false and inaccurate and that the legal theories asserted by ACS are without merit. Management further believes based on discovery that has taken place to date that even if the allegations as currently set forth in the petition were true, that ACS has suffered no or nominal damage, particularly in light of the settlement agreement with Oates and his related entities.
We have filed counterclaims against ACS, including claims for business disparagement and defamation, alleging that ACS has published factually inaccurate and defamatory statements about us to third parties, including our customers and prospective customers, with malice and/or negligence regarding the truth of those statements. We intend to defend the lawsuit and pursue our counterclaims vigorously. The future costs associated with such defense and in pursuit of the counterclaims are uncertain and difficult to predict and may be material.

Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2005, we had approximately 2,300 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,300 beneficial owners of our common stock.
The following table sets forth for the calendar periods indicated the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2004:	First Quarter	$11.05	$8.75
	Second Quarter	10.10	8.17
	Third Quarter	9.47	7.97
	Fourth Quarter	9.99	7.60
2005:	First Quarter	$8.45	$6.29
	Second Quarter	7.90	5.25
	Third Quarter	8.69	7.25
	Fourth Quarter	9.15	7.88
2006:	First Quarter (through February 27, 2006)	$10.00	$8.40
We did not pay any cash dividends in 2005 or 2004. Our bank credit agreement contains restrictions on the payment of cash dividends. Also, we intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2005.

			Number of securities remaining
	Number of securities to be issued upon		available for future issuance under
	exercise of outstanding options,	Weighted average exercise	equity compensation plans (excluding
	warrants and rights as of	price of outstanding options,	securities reflected in initial column as
Plan Category	December 31, 2005	warrants and rights	of December 31, 2005)
Equity compensation plans approved by security shareholders:
Stock options	4,607,590	$4.99	73,461
ESPP	29,658	7.46	755,477
Equity compensation plans not approved by security shareholders	—	—	—

	4,637,248	$5.01	828,938

During 2005, we purchased approximately 2.5 million shares of our common stock for an aggregate cash purchase price of $17.7 million. A summary of the repurchase activity during 2005 is as follows:

		Additional		Maximum number
	Total number	number of shares	Average	of shares that may
	of shares	authorized that	price paid	be repurchased under
Period	repurchased	may be repurchased	per share	current authorization
Three months ended March 31	1,169,000	—	$6.93	1,352,000
Three months ended June 30	411,000	—	6.47	941,000
Three months ended September 30	601,000	—	7.76	340,000
Additional authorization by the board of directors	—	2,000,000	—	2,340,000
October 1 through October 31	198,000	—	8.02	2,142,000
November 1 through November 30	37,000	—	8.10	2,105,000
December 1 through December 31	41,000	—	8.82	2,064,000

Total year ended December 31, 2005	2,457,000	2,000,000	$7.20	2,064,000

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004 and October 2005. On October 25, 2005, our board of directors authorized the repurchase of an additional 2.0 million shares for a total authorization to repurchase 2.3 million shares of our common stock. As of December 31, 2005, we had remaining authorization to repurchase up to 2.1 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA(1):
Revenues	$170,457	$172,270	$145,454	$133,897	$118,816
Costs and expenses:
Cost of revenues	108,970	108,432	90,627	88,347	81,229
Selling, general and administrative expenses	46,242	45,451	38,390	33,914	30,830
Restructuring charge	1,260	—	—	—	—
Amortization of customer and trade name intangibles (2)	1,266	1,267	925	897	4,466

Operating income	12,719	17,120	15,512	10,739	2,291
Realized gain on sale of investment in H.T.E., Inc. (3)	—	—	23,233	—	—
Other income (expense), net	906	317	339	(698)	(479)

Income from continuing operations before income taxes	13,625	17,437	39,084	10,041	1,812
Income tax provision	5,432	7,309	13,106	3,869	1,540

Income from continuing operations	$8,193	$10,128	$25,978	$6,172	$272

Income from continuing operations per diluted share	$0.19	$0.23	$0.58	$0.12	$0.01

Weighted average diluted shares	42,075	44,566	45,035	49,493	47,984

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$21,187	$22,159	$22,535	$19,845	$12,744
Cash flows provided by (used in) investing activities	1,820	(9,914)	(590)	(7,974)	(9,706)
Cash flows used by financing activities	(14,847)	(9,940)	(25,421)	(3,398)	(5,984)

BALANCE SHEET DATA:
Total assets	$194,437	$190,487	$186,396	$169,845	$146,975
Long-term obligations, less current portion	—	—	—	2,550	2,910
Shareholders’ equity	112,197	118,400	117,907	118,656	100,884

(1)	In December 2003, we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services software for local governments. These results include the results of the operations of Eden from the date of its acquisition.

(2)	Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”. Under the standard, goodwill and intangible assets with indefinite useful lives are no longer amortized but are instead tested for impairment at least annually. In accordance with the standard, results of operations for years prior to 2002 are reported under the previous accounting standards for goodwill and intangible assets. Amortization expense net of income taxes, related to goodwill (including assembled workforce subsumed into goodwill) no longer expensed under the standard was $2,960 in 2001.

(3)	On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million) for the year ended December 31, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD LOOKING STATEMENTS
In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A, “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report and other documents we file from time to time with the SEC.
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
Our products are generally grouped into four major areas:
•	Financials;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Document Management.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
•	Revenues — We derive our revenues from four primary sources: sale of software licenses; software services; appraisal services; and maintenance and support. Because we sell primarily “off-the-shelf” software, increased sales of software products generally result in incrementally higher gross margins. Thus, the most significant driver to our business is the number and size of software license sales. In addition, new software license sales generally generate implementation services revenues as well as future maintenance and support revenues, which we view as a recurring revenue source. We also monitor our customer base and churn since our maintenance and support revenue should increase due to our historically low customer turnover.

•	Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses in connection with providing software implementation and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project.

•	Selling, General and Administrative (“SG&A”) Expenses — The primary components of SG&A expense are administrative and sales personnel salaries and commissions, marketing expense, research and development costs, rent and professional fees. Sales commissions generally fluctuate with revenues but other administrative expenses tend to grow at a slower rate than revenues; however, these costs have recently grown disproportionately because of the requirements of corporate governance legislation. Research and development costs fluctuate from year-to-year depending on product development activity.

•	Liquidity and Cash Flows — The primary driver of our cash flows is net income. In addition, 2003 cash flow was positively impacted when we sold our investment in H.T.E., Inc. and received $39.3 million in cash proceeds. Uses of cash include capital investments in software development and property and equipment and the discretionary purchases of treasury stock. In 2005, we purchased 2.5 million shares of our common stock at an aggregate cash purchase price of $17.7 million. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, cost of revenues and expenses during the reporting period, and related disclosure of contingent assets and liabilities. The Notes to the Consolidated Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to intangible assets, bad debts and our service contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition. We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition.” We recognize revenue on our appraisal services contracts using the proportionate performance method of accounting, with considerations for the provisions of Emerging Issue Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Our revenues are derived from sale of software licenses, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or programming a minor feature the customer had in their prior software solution. These amounts have historically been considered nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, management at our corporate offices as well as at our operating companies review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
For those software arrangements that include customization of the software, which is considered essential to its functionality, and for substantially all real estate appraisal outsourcing projects, we recognize revenue and profit as the work progresses using the percentage-of-completion method and the proportionate performance method of revenue recognition. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known.
We use contract accounting, primarily the percentage-of-completion method, for those software arrangements that include customization or modification of the software, or where our software services are otherwise considered essential to the functionality of the software. In addition, we recognize revenue using the proportionate performance method of revenue recognition for our property appraisal projects, some of which can range up to three years. In connection with these and certain other contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination. In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue which represents billings in excess of revenue earned. This liability primarily consists of maintenance billings in which payments are made in advance and the revenue is ratably earned over the maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product has not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.
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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2005, 2004 and 2003. These results include the results of the operations of Eden from the date of its acquisition on December 2, 2003. See Note 2 in the Notes to the Consolidated Financial Statements.
2005 Compared to 2004
     Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	2005 vs. 2004
($ in thousands)	2005	Total	2004	Total	$	%
Software licenses	$29,552	17%	$30,258	18%	$(706)	(2)%
Software services	51,532	30	49,786	29	1,746	4
Maintenance	64,728	38	57,760	33	6,968	12
Appraisal services	18,374	11	27,394	16	(9,020)	(33)
Hardware and other	6,271	4	7,072	4	(801)	(11)

Total revenues	$170,457	100%	$172,270	100%	$(1,813)	(1)%

Software licenses. Changes in software license revenues consist of the following components:
•	Software license revenue related to financial products, which comprise approximately 80% of our software license revenues in the years presented, increased slightly compared to the prior year primarily due to third party software products which enhance the functionality of our proprietary software. Our financial software products automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations.

•	Software license revenue related to our Odyssey courts and justice product declined in 2005 compared to 2004. The prior year was unusually high because it included approximately $900,000 of license fees earned upon final acceptance for two original Odyssey installation sites. In 2005 we had fifteen Odyssey contracts in process compared to seven Odyssey contracts in 2004. The implementation cycle for Odyssey products ranges from nine to thirty-six months depending on the scope of the contract and modification complexity. We have recognized revenue on these contracts using contract accounting.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial products, which comprise more than half of our software service revenue in the years presented, increased moderately in 2005 compared to the prior year. Typically, software contracts include services such as installing the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software. Approximately one-half of our financial software services revenue increase related to training and the remaining increases were due to new customers for our application service provider hosting and disaster recovery services and other miscellaneous services. We increased our training staff in 2005 which enabled us to deliver our backlog at a faster rate.

•	Software services revenue related to our Odyssey courts and justice product increased significantly in 2005 compared to the prior year mainly due to a new $1.4 million contract for follow-on services to an existing customer that had previously implemented and accepted the software.

•	Software services revenue related to appraisal and tax products declined substantially in 2005. This decline was mainly associated with the completion of several legacy appraisal and tax contracts in 2004 and early 2005.

Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased due to growth in our installed customer base as evidenced by our software license revenue and slightly higher maintenance rates on certain product lines.
Appraisal services. The decrease in appraisal services revenues is due to the completion in 2004 of certain significant appraisal contracts. These larger projects are often relatively discretionary in nature compared to smaller projects which tend to occur on a more consistent basis, and the larger projects we recently completed have not been replaced by similar projects. The appraisal services business is driven in part by revaluation cycles in various states and based on our new business pipeline, we expect that appraisal services revenues in the foreseeable future will remain at historically low levels consistent with 2005.
      Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and associated gross margins, and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	2005 vs. 2004
($ in thousands)	2005	revenues	2004	revenues	$	%
Software licenses	$9,101	31%	$8,819	29%	$282	3%
Acquired software	794	3	1,447	5	(653)	(45)
Software services & maintenance	80,347	69	72,609	68	7,738	11
Appraisal services	14,188	77	20,132	73	(5,944)	(30)
Hardware and other	4,540	72	5,425	77	(885)	(16)

Total cost of revenues	$108,970	64%	$108,432	63%	$538	0%

Overall gross margin	36%		37%

Cost of software license revenues. The main component of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the balance. Once a new product is released, we begin to amortize the costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, but not to exceed five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers. Amortization expense for capitalized software products declined from $6.1 million in 2004 to $5.9 million in 2005, because certain software products became fully amortized during 2005, which offset new amortization expense from software products released in 2004.
Cost of acquired software. When we complete an acquisition we allocate the excess purchase price over the fair value of net tangible assets acquired to amortizable software, customer and trade name intangibles, with the remainder allocated to goodwill that is not subject to amortization. Amortization expense of acquired software is recorded as cost of revenues while amortization expense of other acquisition intangibles is recorded as amortization of customer and trademark intangibles. In 2005 cost of acquired software declined compared to the prior year because certain acquired software assets recorded for previous acquisitions became fully amortized. The estimated useful life of acquired software ranges from 3 to 5 years. Estimated annual amortization expense relating to acquired software, excluding acquisitions completed in 2006, for the next five years is as follows (in thousands):

2006	$794
2007	742
2008	680
2009	0
2010	0
We have not finalized the allocation of the excess purchase price over the fair value of the net identifiable assets for the companies acquired in January 2006, but expect this allocation will significantly increase related amortization expense over the next five years.
Cost of software services and maintenance revenues. Cost of software services and maintenance revenues primarily consists of expenses such as personnel costs related to installation of our software products, conversion of customer data, training customer personnel, support activities and various other services such as application service provider (“ASP”) and disaster recovery. In 2005 cost of software services and maintenance grew 11% while the related software services and maintenance revenues increased 8% compared to the prior year period. During 2005, costs increased at a faster rate than related software services and maintenance revenues, which reflects lower utilization of personnel in our appraisal and tax software division, costs to support our recently released Orion products, a shift in the roles of certain of our development personnel whose costs were capitalized in 2004 to projects that were expensed in 2005, and higher health care costs.
Cost of appraisal services revenues. The decline in the cost of appraisal services revenues is the result of lower appraisal services revenues. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion. In addition, in the second quarter of 2005 we made significant organizational changes to our appraisal services division because of the declining gross margins. See “Restructuring Charge.”
Gross margin. The overall gross margin for 2005 was 36% compared to 37% in 2004. The margin decline was due to cost inefficiencies associated with lower appraisal services revenues and efforts and costs to support our recently released Orion products, as well as a shift in the roles of certain of our development personnel whose costs were capitalized in 2004 to projects that are being expensed in 2005 and higher health care costs.
     Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the following years ended December 31:

		% of		% of	2005 vs. 2004
($ in thousands)	2005	revenues	2004	revenues	$	%
Selling, general and administrative expenses	$46,242	27%	$45,451	26%	$791	2%
Selling, general and administrative expenses increased mainly due to higher health care costs and an increase in the number of marketing personnel. These increases were offset somewhat by lower consulting fees associated with documenting our internal control processes.
     Restructuring Charge
Because of unsatisfactory financial performance early in 2005, we made significant organizational changes to those areas of our business that were not performing to our expectations. Our goal was to bring costs in line with expected levels of revenue while improving the efficiency of our organizational structure to ensure that clients continue to receive superior service.
We currently anticipate that revenues in our appraisal services business are likely to remain at historically low levels in the foreseeable future, consistent with 2005 and have reorganized that division to eliminate levels of management and reduce overhead expense. We have also taken action to reduce headcount and costs in our appraisal and tax software division. These cost reductions were made in the second quarter of 2005. As a result, we reduced headcount in the appraisal services and appraisal and tax software businesses, as well as in the corporate office, by eliminating approximately 120 positions, including management, staff and project-related personnel. Additionally we have made changes in both management personnel and organizational structures at those business units and have reorganized our corporate structure to consolidate certain senior management positions.
In connection with the reorganization, we incurred certain charges in the second quarter of 2005. Those charges, which were primarily comprised of employee severance costs and related fringe benefits, totaled approximately $1.3 million before income taxes. The related payments were made during the second and third quarter in 2005.

     Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer and trade name intangibles with the remainder allocated to goodwill that is not subject to amortization. However, amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as a non-operating expense. The estimated useful lives of customer and trade name intangibles are 20 to 25 years and 5 to 25 years, respectively. The following table sets forth a comparison of amortization of customer and trade name intangibles for the following years ended December 31:

			2005 vs. 2004
($ in thousands)	2005	2004	$	%
Amortization of customer and trade name intangibles	$1,266	$1,267	$(1)	—%
Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues and excluding acquisitions completed in 2006, for the next five years is as follows (in thousands):

2006	$1,266
2007	1,266
2008	1,241
2009	1,155
2010	1,155
     Other
Interest income is the main component of other income, which also includes non-usage and other fees associated with our credit agreement, gain on sale of certain assets, gain on risk management assets associated with a foreign exchange contract and miscellaneous other items. Other income increased compared to 2004 mainly due to higher interest rates and a small gain on sale of certain assets.
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			2005 vs. 2004
($ in thousands)	2005	2004	$	%
Income tax provision	$5,432	$7,309	$(1,877)	(26)%

Effective income tax rate	40%	42%
The effective income tax rate declined 2% from 2004 due to the qualified manufacturing activities deduction enacted in 2005 and a corporate reorganization in 2005 which favorably impacted our state income tax provision.

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

Software licenses. For the year ended December 31, 2004, software license revenues included $3.5 million related to Eden Systems, compared to $100,000 for the same prior year period. Excluding the software license revenue related to Eden, the increase in software license revenues from 2003 to 2004 was approximately $900,000 or 3%. The change was the result of the following factors:
•	Financials software license revenues, which comprise approximately two-thirds of our software license revenues in the years presented (excluding Eden), increased $4.9 million due to a combination of geographic expansion on the west coast and in the southwest United States, and an increase in our implementation staff, which has allowed us to install software products more quickly. In addition, the completion in March 2004 of software enhancements to one of our financial software products has enabled us to expand into larger cities and counties, resulting in larger contracts.

•	Courts and justice software license revenues decreased $3.5 million compared to the prior year with approximately $1.4 million of the decline due to lower revenues from Odyssey courts and justice product. In September 2003, we successfully installed the first phase of Odyssey in the State of Minnesota and Lee County, Florida. The contract with the State of Minnesota was the largest software contract in our history, and we recorded $3.4 million of software license revenue in 2003 for both Minnesota and Lee County. In 2004, we had seven Odyssey contracts in process, several of which began late in the year. We recognized revenue on these contracts using contract accounting and recorded approximately $2.0 million of revenue for Odyssey contracts in 2004. The remaining decline reflects lower sales of our legacy courts and justice products.
Software services. Software services revenues increased $4.9 million, or 13%, compared to the prior year period after excluding the increase in software services revenues generated by Eden of $7.7 million. Higher software services revenues were attributable to the following factors:
•	Excluding Eden, software services revenues from our financials products comprised almost half of our software service revenue in the years presented and were $2.5 million, or 14%, higher in 2004, primarily as a result of the increase in related software licenses sales over the prior year. Increased staffing levels also allowed for faster implementation of our backlog. In addition, we expanded our ASP and disaster recovery markets, which contributed approximately $750,000 to the increase in 2004.

•	Software services revenues related to appraisal and tax software products for the year ended December 31, 2004 were $1.6 million higher than the prior year. Sales of Orion, our new appraisal and tax product generated approximately $1.4 million of the increase.

•	In 2004, our document management division entered into a $1.9 million contract to convert data into a microfilm format, which generated a $675,000 increase in software services revenue over the prior year.
Maintenance. Maintenance revenues for the year ended December 31, 2004 included $4.1 million from Eden, compared to $300,000 for the same prior year period. Excluding the impact of Eden, maintenance revenues during the year ended December 31, 2004 increased approximately 15% compared to 2003 due to growth in our installed customer base and slightly higher maintenance rates on certain product lines.
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
     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and associated gross margins, and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	2004 vs. 2003
($ in thousands)	2004	revenues	2003	revenues	$	%
Software licenses	$8,819	29%	$6,610	26%	$2,209	33%
Acquired software	1,447	5	2,006	8	(559)	(28)
Software services & maintenance	72,609	68	56,892	67	15,717	28
Appraisal services	20,132	73	21,275	71	(1,143)	(5)
Hardware and other	5,425	77	3,844	73	1,581	41

Total cost of revenues	$108,432	63%	$90,627	62%	$17,805	20%

Overall gross margin	37%		38%

Cost of software license revenues. The increase is related to the general release of several software development products and the commencement of the related amortization expense. Product releases in 2004 include Orion appraisal and tax products and an enhancement to one of our financial products. Amortization expense for 2004 also includes a full year of expense related to the Odyssey courts and justice product versus only four months in 2003.
Cost of acquired software. In 2004 cost of acquired software declined compared to 2003 because certain acquired software assets recorded for previous acquisitions became fully amortized beginning mid 2003 and throughout 2004. This decline was offset somewhat by the amortization expense for acquisition software recorded for the acquisition of Eden in December 2003.
Cost of software services and maintenance revenues. During the year ended December 31, 2004, Eden contributed cost of software services and maintenance revenues of $7.9 million, compared to $500,000 in the prior year. Excluding Eden, cost of software services and maintenance revenues increased $8.3 million, or 15%, during 2004. In 2004 we added additional staff to provide faster implementation of our backlog. Excluding Eden, software services and maintenance revenues increased 14% for the year ended December 31, 2004 compared to 2003. Cost of software services and maintenance revenues increased more than the associated revenues due to the time required to train and orient additional personnel hired during 2004 before they can effectively perform revenue-generating tasks, such as training and implementations. In addition, expenses increased as the costs related to certain employees who previously worked on new software development products ceased to be capitalized as those projects were completed and these employees moved into implementation and support functions.
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
Gross margin. Excluding the results of Eden, our gross margin for 2004 was 37% compared to 38% in the prior year. The decline in gross margin from the prior year period was due to the following factors:
•	Higher amortization costs of our software development products released from mid-year 2003 through 2004; and

•	The utilization of sub-contractors by our property appraisal and tax and document management divisions during 2004.

     Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the following years ended December 31:

		% of		% of	2004 vs. 2003
($ in thousands)	2004	revenues	2003	revenues	$	%
Selling, general and administrative expenses	$45,451	26%	$38,390	26%	$7,061	18%
SG&A associated with Eden amounted to $4.4 million in 2004 compared to $350,000 in 2003. Excluding Eden, SG&A increased 8% year-over-year. The increase in SG&A is a result of the following factors:
•	Costs to comply with corporate governance and public disclosure requirements of the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, including those associated with documenting and testing internal controls. Compliance costs were very high and significantly exceeded our original estimates. These costs consisted of the engagement of a third party firm to consult with us on the development and testing of our controls, as well as the incremental costs associated with the independent auditors attesting to the effectiveness of these controls. While some of the expenses we incurred in 2004 may be considered “one-time” costs, it is clear that the new regulatory environment places an expensive burden on companies that will continue into the future;

•	Increased headcount in our sales and marketing areas to support geographic expansion;

•	Higher commissions related to higher revenue levels; and

•	Higher research and development costs.
     Amortization of Customer and Trade Name Intangibles
Amortization of customer and trade name intangibles increased in 2004 because it included a full year of amortization expense related to the December 2003 acquisition of Eden.
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

     Discontinued Operations
One of our non-operating subsidiaries, Swan Transportation Company (“Swan”), had been involved in various claims raised by former employees of a foundry that was owned by an affiliate of Swan and Tyler prior to December 1995. These claims were for alleged work-related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts. After a series of bankruptcy court filings involving Swan, on December 23, 2003, Tyler in accordance with the terms of the plan of reorganization, transferred the stock of Swan to the Swan Asbestos and Silica Trust (the “Trust”), an unaffiliated entity that will oversee the processing and payment of all present and future claims related to the foundry. On December 23, 2003, we paid $1.48 million to the Trust in full and final release from all liability for claims associated with the once-owned foundry (the “Swan Matter”). As a result of the release, any claimant is barred from asserting any such claim, either now or in the future, against Tyler or its affected affiliates. During the year ended December 31, 2003, the gain on disposal of discontinued operations of $424,000 primarily resulted because we fully settled the Swan Matter at an amount less than initially recorded and certain aspects of the settlement were structured in a beneficial tax manner. Accordingly, we recognized for the first time certain tax benefits associated with payments on behalf of the Swan Matter.
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
FINANCIAL CONDITION AND LIQUIDITY
Historically, we have funded our operations and cash expenditures primarily with cash generated from operating activities. As of December 31, 2005, our balance in cash and cash equivalents was $20.7 million and we had short-term investments of $11.7 million, compared to cash and cash equivalents of $12.6 million and short-term investments of $13.8 million at December 31, 2004. Cash provided by operating activities was $21.2 million compared to cash provided by operating activities of $22.2 million in 2004 and $22.5 million in 2003. Cash and short-term investments increased primarily due to continued strong operating performance and higher deferred revenue due to additional maintenance customers and new contract signings.
At December 31, 2005, our days sales outstanding (“DSOs”) were 101 days compared to DSOs of 89 days at December 31, 2004. The increase in DSOs is due primarily to timing of billings. DSOs are calculated based on accounts receivable (excluding long-term receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities provided cash of $1.8 million in 2005 compared to a use of cash of $9.9 million in 2004 and $590,000 in 2003. In 2005 we significantly reduced our capitalized investments in software development and property and equipment and liquidated some short term investments and reinvested the proceeds in cash equivalents. The cash used in investing activities in 2004 was comprised of investments in software development costs and property and equipment, short-term bond funds and additional purchase price payments related to the Eden acquisition. Investing activities in 2003 included $39.3 million of gross proceeds on the sale of our investment in H.T.E., Inc. which was offset by the investment of such proceeds in short-term bond funds, software development costs, property and equipment and the acquisition of Eden.
During 2005, we made capital expenditures of $2.7 million, including $1.7 million for computer equipment, furniture and fixtures and expansions related to internal growth. The other expenditures related to software development costs. Capital expenditures were funded from cash generated from operations.
Proceeds from sales of short-term investments were $19.0 million during 2005. During 2005, the short-term investments earned interest income of $290,000 which was reinvested. We also earned interest income of $450,000 from money market investments and interest income of $170,000 from an investment in a restricted certificate of deposit.
Pursuant to our purchase agreement with Eden, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were also granted the right to “call” the remaining shares. In 2004, we purchased the remaining 2,500 shares for $725,000 in cash.
Financing activities used cash of $14.8 million in 2005 compared to $9.9 million in 2004 and $25.4 million in 2003. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises. Financing activities in 2003 included the purchase of approximately 6.0 million shares of our common stock through our modified Dutch Auction tender offer and purchases on the open market for $24.1 million.
During 2005, we purchased approximately 2.5 million shares of our common stock for an aggregate cash purchase price of $17.7 million.
In 2005, we received $1.8 million from the exercise of options to purchase approximately 436,000 shares of our common stock under our employee stock option plan. During 2004 we issued 680,000 shares of common stock and received $1.9 million in aggregate proceeds, upon exercise of stock options and during 2003 we issued 554,000 shares of common stock and received $1.7 million in aggregate proceeds upon exercise of stock options.
During 2005, we received $1.0 million for contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan (“the ESPP”), which was adopted by our shareholders in May 2004.
Subsequent to December 31, 2005 and through February 27, 2006 we purchased approximately 250,000 shares of our common stock for an aggregate cash purchase price of $2.2 million.
On February 11, 2005, we entered into a revolving bank credit agreement (the “Credit Facility”). The Credit Facility matures February 11, 2008 and provides for total borrowings of up to $30.0 million and a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit. As of December 31, 2005, our effective interest rate was 5.9% under the Credit Facility. As of December 31, 2005 we had no debt and outstanding letters of credit totaling $4.1 million to secure surety bonds required by some of our customer contracts. As of February 27, 2006, we had no outstanding borrowings under the Credit Facility.
In January 2006, we acquired two companies, MazikUSA, Inc. and TACS, Inc. The combined purchase price for the two companies was approximately $14.2 million, comprised of approximately $11.3 million cash and 325,000 shares of Tyler common stock. We have not finalized the allocation of the excess purchase price over the fair value of the net identifiable assets of the acquired companies but expect this allocation will result in non-cash charges that will have a small dilutive effect on earnings per share in 2006.
Excluding acquisitions, we anticipate that 2006 capital spending will be between $3.5 million and $4.0 million, the majority of which will be related to computer equipment and software for infrastructure expansions. Capital spending in 2006 is expected to be funded from existing cash balances and cash flows from operations.
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
We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2013. Most leases contain renewal options and some contain purchase options. Following are the future obligations under non-cancelable leases at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Future rental payments under operating leases	$4,400	$4,251	$4,113	$3,905	$2,696	$3,358	$22,723
It is not our usual business practice to enter into off-balance sheet arrangements. Moreover, it is not our normal policy to issue guarantees to third parties. As of December 31, 2005 we have no material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2005, our capitalization consisted of $112.2 million of shareholders’ equity.
NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2006, we will be required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” which, among other things, will require the recording in the financial statements of non-cash compensation expense related to stock options and employee stock purchase plan transactions. Prior to 2006, we have only disclosed, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. We have chosen the “modified prospective” method of implementing SFAS No. 123R. Under the “modified prospective” method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of December 31, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated. Based on stock options granted to employees through December 31, 2005, we expect the adoption of SFAS No. 123R on January 1, 2006, will reduce first quarter net earnings by approximately $320,000 ($0.01 per share, diluted) and reduce full year 2006 net earnings by approximately $1.3 million ($0.03 per share, diluted).
SFAS No. 123R also requires employee stock purchase plans (ESPP) with purchase price discounts greater than 5% to be compensatory. Our ESPP has a 15% purchase price discount, but the plan can be modified at any time. We expect the related compensatory charge would reduce first quarter 2006 net earnings by approximately $50,000 ($0.00 per share, diluted) and reduce full year 2006 net earnings by approximately $200,000 ($0.01 per share, diluted).
SFAS No. 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout the year. SFAS No. 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our consolidated statement of cash flows, were $313,000, $582,000, and $292,000, respectively, for 2005, 2004, and 2003. See Notes 1 and 12 in the Notes to the Consolidated Financial Statements for further information on our stock-based compensation plans.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of December 31, 2005, we had funds invested in auction rate municipal bonds, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.
We have no outstanding debt at December 31, 2005, and we therefore are not subject to any interest rate risk.
In order to enhance our ability to manage foreign currency risk associated with one contract, in December 2005, we contracted with a commercial bank to enter into a series of forward contracts, at no material cost to us, to acquire Canadian dollars through 2009 at fixed prices. These forward contracts have been entered into for periods consistent with the related underlying exposure in this contract and do not constitute positions independent of this exposure. We had approximately $100,000 of current risk management assets associated with these foreign exchange contracts at December 31, 2005. If the applicable exchange rate was to increase or decrease

10% from the rate at December 31, 2005, our current risk management assets would increase or decrease approximately $300,000. We do not enter into derivative contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. At December 31, 2004 we did not have any forward contracts in place.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our consolidated financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Our chief executive officer and our chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)) as of December 31, 2005. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2005 such disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting — During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, Tyler’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited Tyler’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of Tyler’s internal control over financial reporting appears on page F-2 hereof.

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

Headings in Proxy Statement

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	“Tyler Management”

ITEM 11.	EXECUTIVE COMPENSATION.	“Executive Compensation”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	“Executive Compensation — Employment Contracts”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration — Proposal Three — Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2006” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
The following documents are filed as part of this Annual Report:

(a)	(1)	The consolidated financial statements are filed as part of this Annual Report.

Page

		Reports of Independent Registered Public Accounting Firm	F-1

		Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003	F-3

		Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4

		Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003	F-5

		Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	The following financial statement schedule is filed as part of this Report.

		Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003	F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

	(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit
Number	Description
3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

10.1	Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. as Administrative Agent, Letter of Credit Issuer and Lender, and Texas Capital Bank, as Lender. (filed as Exhibit 99.2 to our Form 8-K, dated effective February 15, 2005 and incorporated by reference herein).

10.2	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.3	Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated by reference herein and amended by Exhibit 4.2).

10.4	Purchase Agreement between Tyler Corporation, Richmond Partners, Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit 10.24 to our Form 8-K, dated September 2, 1997, and incorporated by reference herein).

10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated July 1, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein).

10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John M. Yeaman dated July 1, 2003 (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein).

10.7	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated July 1, 2003 (filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2003 and incorporated by reference herein).

10.8	Employment Agreement between Tyler Technologies, Inc. and Brian K. Miller, dated December 1, 1997. (Filed as Exhibit 10.16 to our Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.)

10.9	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

Exhibit
Number	Description
*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

Date: February 28, 2006	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
(principal executive officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2006	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
Director
(principal executive officer)

Date: February 28, 2006	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 28, 2006	By:	/s/ Brian K. Miller
Brian K. Miller
Senior Vice President and Chief
Financial Officer
(principal financial officer)

Date: February 28, 2006	By:	/s/ Terri L. Alford
Terri L. Alford
Controller
(principal accounting officer)

Date: February 28, 2006	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 28, 2006	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 28, 2006	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 28, 2006	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 28, 2006	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Tyler Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Tyler Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 23, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 23, 2006

Tyler Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2005	2004	2003
Revenues:
Software licenses	$29,552	$30,258	$25,914
Software services	51,532	49,786	37,128
Maintenance	64,728	57,760	47,157
Appraisal services	18,374	27,394	30,011
Hardware and other	6,271	7,072	5,244

Total revenues	170,457	172,270	145,454

Cost of revenues:
Software licenses	9,101	8,819	6,610
Acquired software	794	1,447	2,006
Software services and maintenance	80,347	72,609	56,892
Appraisal services	14,188	20,132	21,275
Hardware and other	4,540	5,425	3,844

Total cost of revenues	108,970	108,432	90,627

Gross profit	61,487	63,838	54,827

Selling, general and administrative expenses	46,242	45,451	38,390
Restructuring charge	1,260	—	—
Amortization of customer and trade name intangibles	1,266	1,267	925

Operating income	12,719	17,120	15,512

Realized gain on sale of investment in H.T.E., Inc.	—	—	23,233
Other income, net	906	317	339

Income from continuing operations before income taxes	13,625	17,437	39,084
Income tax provision	5,432	7,309	13,106

Income from continuing operations	8,193	10,128	25,978

Gain on disposal of discontinued operations, after income taxes	—	—	424

Net income	$8,193	$10,128	$26,402

Basic income per common share:
Continuing operations	$0.21	$0.25	$0.61
Discontinued operations	—	—	0.01

Net income per common share	$0.21	$0.25	$0.62

Diluted income per common share:
Continuing operations	$0.19	$0.23	$0.58
Discontinued operations	—	—	0.01

Net income per common share	$0.19	$0.23	$0.59

Basic weighted average common shares outstanding	39,439	41,288	42,547
Diluted weighted average common shares outstanding	42,075	44,566	45,035
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$20,733	$12,573
Short-term investments available-for-sale	11,750	13,832
Restricted certificate of deposit	4,750	—
Accounts receivable (less allowance for losses of $1,991 in 2005 and $986 in 2004)	49,644	44,180
Prepaid expenses	5,158	3,574
Other current assets	2,201	1,468
Deferred income taxes	2,128	1,611

Total current assets	96,364	77,238

Accounts receivable, long-term portion	1,547	1,621
Property and equipment, net	5,759	6,624

Other assets:
Restricted certificate of deposit	250	7,500
Goodwill	53,709	53,709
Customer related intangibles, net	17,696	18,855
Software, net	17,645	23,385
Trade name, net	1,262	1,369
Sundry	205	186

	$194,437	$190,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,330	$2,890
Accrued liabilities	16,027	13,660
Deferred revenue	51,304	41,541
Income taxes payable	289	1,023

Total current liabilities	70,950	59,114

Deferred income taxes	11,290	12,973

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2005 and 2004	481	481
Additional paid-in capital	151,515	152,870
Retained earnings (deficit)	3,769	(4,424)
Treasury stock, at cost; 9,273,342 and 7,423,361 shares in 2005 and 2004, respectively	(43,568)	(30,527)

Total shareholders’ equity	112,197	118,400

	$194,437	$190,487

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2005, 2004 and 2003
In thousands

				Accumulated
			Additional	Other	Retained			Total
	Common Stock		Paid-in	Comprehensive	Earnings	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Equity
Balance at December 31, 2002	48,148	$481	$156,898	$7,418	$(40,954)	(1,929)	$(5,187)	$118,656
Comprehensive income:
Net income	—	—	—	—	26,402	—	—	26,402
Unrealized loss on investment securities, net of tax	—	—	—	(32)	—	—	—	(32)
Reclassification adjustment, net of income taxes of $3,995	—	—	—	(7,418)	—	—	—	(7,418)

Total comprehensive income								18,952

Issuance of shares pursuant to stock compensation plan	—	—	(645)	—	—	554	2,318	1,673
Treasury stock purchases	—	—	—	—	—	(6,019)	(24,104)	(24,104)
Stock warrant exercises	—	—	(1,584)	—	—	393	1,584	—
Federal income tax benefit related to exercise of stock options	—	—	292	—	—	—	—	292
Shares issued for acquisitions	—	—	1,240	—	—	297	1,198	2,438

Balance at December 31, 2003	48,148	481	156,201	(32)	(14,552)	(6,704)	(24,191)	117,907
Comprehensive income:
Net income	—	—	—	—	10,128	—	—	10,128
Unrealized loss on investment securities, net of tax	—	—	—	(37)	—	—	—	(37)
Reclassification adjustment, net of income taxes of $37	—	—	—	69	—	—	—	69

Total comprehensive income								10,160

Issuance of shares pursuant to stock compensation plan	—	—	(3,704)	—	—	680	5,644	1,940
Treasury stock purchases	—	—	—	—	—	(1,459)	(12,518)	(12,518)
Stock warrant exercises	—	—	(143)	—	—	16	143	—
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(66)	—	—	44	395	329
Federal income tax benefit related to exercise of stock options	—	—	582	—	—	—	—	582

Balance at December 31, 2004	48,148	481	152,870	—	(4,424)	(7,423)	(30,527)	118,400
Comprehensive income:
Net income	—	—	—	—	8,193	—	—	8,193
Unrealized loss on investment securities, net of tax	—	—	—	(8)	—	—	—	(8)
Reclassification adjustment, net of income taxes of $5	—	—	—	8	—	—	—	8

Total comprehensive income								8,193

Issuance of shares pursuant to stock compensation plan	—	—	(1,570)	—	—	436	3,370	1,800
Stock compensation	—	—	18	—	—	—	—	18
Treasury stock purchases	—	—	—	—	—	(2,457)	(17,683)	(17,683)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(116)	—	—	171	1,272	1,156
Federal income tax benefit related to exercise of stock options	—	—	313	—	—	—	—	313

Balance at December 31, 2005	48,148	$481	$151,515	$—	$3,769	(9,273)	$(43,568)	$112,197

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
In thousands

	2005	2004	2003
Cash flows from operating activities:
Net income	$8,193	$10,128	$26,402
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,443	11,386	9,396
Realized gain on sale of investment in H.T.E., Inc.	—	—	(23,233)
Realized net losses on sales of investment securities	—	106	39
Non-cash interest and other charges	(73)	88	219
Provision for losses — accounts receivable	1,641	796	1,104
Deferred income tax (benefit) provision	(2,200)	(300)	4,628
Discontinued operations — noncash charges and changes in operating assets and liabilities	—	—	(843)
Changes in operating assets and liabilities, exclusive of effects of acquired companies and discontinued operations:
Accounts receivable	(7,031)	(3,760)	(7,354)
Income tax payable	(421)	1,063	728
Prepaid expenses and other current assets	(2,117)	(1,084)	(77)
Accounts payable	561	511	(238)
Accrued liabilities	2,428	(961)	2,603
Deferred revenue	9,763	4,186	9,161

Net cash provided by operating activities	21,187	22,159	22,535

Cash flows from investing activities:
Purchases of short-term investments	(16,882)	(12,277)	(27,758)
Proceeds from sales of short-term investments	18,964	10,055	16,000
Proceeds from sale of investment in H.T.E., Inc.	—	—	39,333
Cost of acquisitions, net of cash acquired	—	(946)	(12,109)
Decrease (increase) in restricted certificate of deposit	2,500	—	(7,500)
Investment in software development costs	(1,002)	(4,575)	(6,761)
Additions to property and equipment	(1,734)	(2,267)	(1,796)
Other	(26)	96	1

Net cash provided by (used in) investing activities	1,820	(9,914)	(590)

Cash flows from financing activities:
Payments on notes payable	—	(35)	(2,990)
Purchase of treasury shares	(17,683)	(12,518)	(24,104)
Contributions from employee stock purchase plan	1,036	673	—
Proceeds from exercise of stock options	1,800	1,940	1,673

Net cash used by financing activities	(14,847)	(9,940)	(25,421)

Net increase (decrease) in cash and cash equivalents	8,160	2,305	(3,476)
Cash and cash equivalents at beginning of year	12,573	10,268	13,744

Cash and cash equivalents at end of year	$20,733	$12,573	$10,268

See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
December 31, 2005 and 2004
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
PRINCIPLES OF CONSOLIDATION
In 2005, we merged all of our subsidiaries into the parent company. The consolidated financial statements as of December 31, 2004 include our parent company and our subsidiaries, all of which were wholly-owned.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. At December 31, 2005 and 2004, we classified our short-term investments as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value as determined by quoted market price and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of securities sold is determined using the average cost method. Following is a summary of short-term investments:

		Unrealized	Unrealized	Estimated
December 31, 2005	Cost	Gains	Losses	Fair Value

Auction rate municipal bonds	$11,750	$—	$—	$11,750

		Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

Auction rate municipal bonds	$8,925	$—	$—	$8,925
State and municipal bond mutual fund	4,907	—	—	4,907

	$13,832	$—	$—	$13,832

We have a $5.0 million restricted certificate of deposit which collateralizes letters of credit required under our surety bond program. These letters of credit expire during 2006 and early 2007.

REVENUE RECOGNITION
We recognize revenue related to our software arrangements pursuant to the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and related interpretations, as well as the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition.” We recognize revenue on our appraisal services contracts using the proportionate performance method of accounting, with considerations for the provisions of Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.”
Software Arrangements:
We earn revenue from software licenses, post-contract customer support (“PCS” or “maintenance”), software related services and hardware. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. We provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each.
We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of SOP 81-1 “Accounting for Performance of Construction — Type and Certain Production — Type Contracts.”
If the arrangement does not require significant modification or customization, revenue is recognized when all of the following conditions are met:
i.	persuasive evidence of an arrangement exists;

ii.	delivery has occurred;

iii.	our fee is fixed or determinable; and

iv.	collectibility is probable.
For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method” as allowed under SOP 98-9 in accounting for any element of a multiple element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.
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
For arrangements that include new product releases for which it is difficult to estimate final profitability except to assume that no loss will ultimately be incurred, we recognize revenue under the completed contract method. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete. Historically these amounts have been immaterial.
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
Computer Hardware Equipment
Revenue allocable to computer hardware equipment, which is based on VSOE, is recognized when we deliver the equipment and collection is probable.
Postcontract Customer Support
Our customers generally enter into PCS agreements when they purchase our software licenses. Our PCS agreements are typically renewable annually. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred. Fair value for the maintenance and support obligations for software licenses is based upon the specific sale renewals to customers or upon renewal rates quoted in the contracts.
Appraisal Services:
For our property appraisal projects, we recognize revenue using the proportionate performance method of revenue recognition since many of these projects are implemented over one to three year periods and consist of various unique activities. Under this method of revenue recognition, we identify each activity for the appraisal project, with a typical project generally calling for bonding, office set up, training, routing of map information, data entry, data collection, data verification, informal hearings, appeals and project management. Each activity or act is specifically identified and assigned an estimated cost. Costs which are considered to be associated with indirect activities, such as bonding costs and office set up, are expensed as incurred. These costs are typically billed as incurred and are recognized as revenue equal to cost. Direct contract fulfillment activities and related supervisory costs such as data collection, data entry and verification are expensed as incurred. The direct costs for these activities are determined and the total contract value is then allocated to each activity based on a consistent profit margin. Each activity is assigned a consistent unit of measure to determine progress towards completion and revenue is recognized for each activity based upon the percentage complete as applied to the estimated revenue for that activity. Progress for the fulfillment activities is typically based on labor hours or an output measure such as the number of parcel counts completed for that activity. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

Other:
Deferred revenue consists primarily of unearned support and maintenance revenue that has been billed based on contractual terms in the underlying arrangement with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, software services and hardware installation. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination.
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
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are included with selling, general and administrative expenses and are expensed when incurred. We expensed research and development costs of $2.4 million during 2005, $2.5 million during 2004, and $1.1 million during 2003.
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
STOCK COMPENSATION
In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we elected to account for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended, and related interpretations. Under APB No. 25’s intrinsic value method, compensation expense is determined on the measurement date; that is, the first date on which both the number of shares the option holder is entitled to receive, and the exercise price, if any, are known. Compensation expense, if any, is measured based on the award’s intrinsic value — the excess of the market price of the stock over the exercise price on the measurement date. The exercise price of all of our stock options granted equals the market price on the measurement date. Therefore, we have not recorded any compensation expense related to grants of stock options.

The weighted-average fair value per stock option granted was $3.47 for 2005, $6.03 for 2004, and $3.41 for 2003. We estimated the fair values using the Black-Scholes option pricing model and the following assumptions for the periods presented:

	Years ended December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.1%	3.7%	3.3%
Expected stock price volatility	48.4%	79.1%	86.5%
Expected term until exercise (years)	5	5	5
Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after December 31, 1994, as if we had accounted for our stock-based awards to employees under the fair value method of SFAS No. 123. The pro forma impact of applying SFAS No. 123 in 2005, 2004 and 2003 will not necessarily be representative of the pro forma impact in future years. Our pro forma information is as follows:

	Years ended December 31,
	2005	2004	2003
Net income as reported	$8,193	$10,128	$26,402
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefit	(831)	(1,086)	(1,915)

Pro forma net income	$7,362	$9,042	$24,487

Basic earnings per share:
As reported	$0.21	$0.25	$0.62

Pro forma	$0.19	$0.22	$0.58

Diluted earnings per share:
As reported	$0.19	$0.23	$0.59

Pro forma	$0.17	$0.20	$0.54

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption is allowed, we will adopt SFAS No. 123R as of the required effective date for calendar year companies, which is January 1, 2006.
We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our research on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, we have determined that we will continue to use the Black-Scholes model for option valuation as of the current time.
SFAS No. 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout the year. SFAS No. 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amounts of operating cash flows recognized in prior periods for such excess tax deductions, as shown in our consolidated statements of cash flows, were $313,000, $582,000, and $292,000, respectively, for 2005, 2004, and 2003.
We have chosen the “modified prospective” method of implementing SFAS No. 123R. Under the “modified prospective” method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested as of December 31, 2005 will be recognized as compensation cost over the remaining requisite service period. Prior periods will not be restated. Based on stock options granted to employees through December 31, 2005, we expect the adoption of SFAS No. 123R on

January 1, 2006, will reduce first quarter net earnings by approximately $320,000 ($0.01 per share, diluted) and reduce full year 2006 net earnings by approximately $1.3 million ($0.03 per share, diluted).
SFAS No. 123R also requires employee stock purchase plans (“ESPP”) with purchase price discounts greater than 5% to be compensatory. Our ESPP currently has a 15% purchase price discount, but the plan can be modified at any time. We expect the related compensatory charge would reduce first quarter 2006 net earnings approximately $50,000 ($0.00 per share, diluted) and reduce full year 2006 net earnings approximately $200,000 ($0.01 per share, diluted).
See Note 12 for further information on our stock-based compensation plans.
COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income are as follows:

	Years ended December 31,
	2005	2004	2003
Net income	$8,193	$10,128	$26,402
Other comprehensive income (loss):
Change in fair value of short-term investments available-for-sale (net of deferred tax benefit of $4 in 2005 and $20 in 2004)	(8)	(37)	(32)
Reclassification adjustment for unrealized gain related to investment in H.T.E., Inc. (net of deferred tax expense of $3,995)	—	—	(7,418)
Reclassification adjustment for unrealized gain related to investments available-for-sale (net of deferred tax expense of $5 in 2005 and $37 in 2004)	8	69	—

Total comprehensive income	$8,193	$10,160	$18,952

SEGMENT AND RELATED INFORMATION
Although we have a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”
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
IMPAIRMENT OF LONG-LIVED ASSETS
We periodically evaluate whether current facts or circumstances indicate that the carrying value of our property and equipment or other long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset or appropriate grouping of assets and the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

COSTS OF COMPUTER SOFTWARE
Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $1.0 million during 2005, $4.6 million during 2004 and $6.8 million during 2003. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life but not to exceed five years. Amortization of software development costs was approximately $5.9 million in 2005, $6.1 million during 2004, and $4.1 million during 2003 and is included in cost of software license revenue in the accompanying consolidated statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, deferred revenues and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our available-for-sale investments are recorded at fair value based on quoted market prices.
In order to enhance our ability to manage foreign currency risk associated with one contract, in December 2005, we contracted with a commercial bank to enter into a series of forward contracts, at no material cost to us, to acquire Canadian dollars through 2009 at fixed prices. These forward contracts have been entered into for periods consistent with the related underlying exposure in this contract and do not constitute positions independent of this exposure. These forward contracts are recorded in our consolidated balance sheet as either an asset or liability measured at fair value, with changes in the fair value recorded in earnings. We had approximately $100,000 of current risk management assets associated with these foreign exchange contracts at December 31, 2005 and we recorded related gains in other income of approximately $100,000. We do not enter into derivative contracts for speculative purposes, nor are we a party to any leveraged derivative instrument. At December 31, 2004 we did not have any forward contracts in place.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2005.
We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Since most of our customers are domestic governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
The termination clauses in most of our contracts provide for the payment for the fair value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in one case, as long as six years in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportionate performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs shortly thereafter and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; and (4) in a limited number of cases, we may grant extended payment terms generally to existing customers with whom we have a long-term relationship and favorable collection history. In addition, certain of our property appraisal outsourcing contracts are required by law to have an amount withheld from a progress billing (generally a 10% retention) until final and satisfactory project completion is achieved, typically upon the completion of fieldwork or formal hearings.

In connection with this activity, we have recorded unbilled receivables of $7.1 million and $10.0 million at December 31, 2005 and 2004, respectively, with billing primarily dependent on a fixed payment schedule based on specific calendar dates. We also have recorded retention receivable of $1.7 million at both December 31, 2005 and 2004, and these retentions become payable upon the completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been classified as non-current receivables in the accompanying consolidated balance sheets.
INDEMNIFICATION
Most of our software license agreements indemnify our customers in the event that the software sold infringes upon the intellectual property rights of a third party. These agreements typically provide that in such event we will either modify or replace the software so that it becomes non-infringing or procure for the customer the right to use the software. We have recorded no liability associated with these indemnifications, as we are not aware of any pending or threatened infringement actions that are possible losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.
We have also agreed to indemnify our officers and board members if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. A form of the indemnification agreement was filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002. We maintain directors’ and officers’ insurance coverage to protect against any such losses. We have recorded no liability associated with these indemnifications. Because of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal.
RECLASSIFICATIONS
Certain amounts for previous years have been reclassified to conform to the current year presentation.
(2) ACQUISITIONS
During December 2003, we acquired 95% of one company, Eden Systems, Inc. (“Eden”), and certain assets of another business that provides forms software to users of some of our software products, for an aggregate purchase price of $15.5 million, consisting of $13.1 million cash and $2.4 million of Tyler common stock. In 2004 we paid $725,000 cash for the remaining 5% of Eden. The results of these acquisitions have been included in our consolidated financial statements since their respective dates of acquisition. Eden provides financial, personnel and citizen services applications software for local governments.
The following unaudited pro forma information presents the consolidated results of operations for 2003 as if our acquisition of Eden occurred as of the beginning of 2003, after giving effect to certain adjustments, including amortization of intangibles, interest and income tax effects. Pro forma information does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction or event occurred on the dates specified, or to project our results of operations for any future period.

Revenues	$157,248
Income from continuing operations	26,295
Net income	26,719
Net income per diluted share	$0.59
(3) DISCONTINUED OPERATIONS
One of our non-operating subsidiaries, Swan Transportation Company (“Swan”), had been involved in various claims raised by former employees of a foundry that was owned by an affiliate of Swan and Tyler prior to December 1995. These claims were for alleged work related injuries and physical conditions resulting from alleged exposure to silica, asbestos, and/or related industrial dusts. After a series of bankruptcy court filings involving Swan, on December 23, 2003, Tyler, in accordance with the terms of the plan of reorganization, transferred the stock of Swan to the Swan Asbestos and Silica Trust (the “Trust”), an unaffiliated entity that will oversee the processing and payment of all present and future claims related to the foundry. On December 23, 2003, we paid $1.48 million to the Trust in full and final release from all liability for claims associated with the once-owned foundry (the “Swan Matter”). As a result of the release, any claimant is barred from asserting any such claim, either now or in the future, against Tyler or its affected affiliates. We recorded a gain on disposal of discontinued operations of $424,000 because we fully settled the Swan Matter at an amount less than initially recorded and certain aspects of the settlement were structured in a beneficial tax manner. Accordingly, we recognized for the first time certain tax benefits associated with payments on behalf of the Swan Matter.

(4) RESTRUCTURING CHARGE
Because of unsatisfactory financial performance early in 2005, we made significant organizational changes in the second quarter of 2005 to those areas of our business that were not performing to our expectations. Our goal was to bring costs in line with expected levels of revenue while improving the efficiency of our organizational structure to ensure that clients continue to receive superior service.
We currently anticipate that revenues in our appraisal services business are likely to remain at historically low levels in the foreseeable future and we reorganized that division to eliminate levels of management and reduce overhead expense. We also took actions to reduce headcount and costs in our appraisal and tax software division, and we consolidated certain senior management positions at the corporate office. These cost reductions were made in the second quarter of 2005. As a result, we reduced headcount in the appraisal services and appraisal and tax software businesses, as well as in the corporate office, by eliminating approximately 120 positions, including management, staff and project-related personnel.
In connection with the reorganization, we incurred certain charges which were primarily comprised of employee severance costs and related fringe benefits, and totaled approximately $1.3 million before income taxes. The related payments were paid in 2005.
The following is a summary of the restructuring liability:

	Charged to expense
	in the quarter ended	Cash	Liability as of
	June 30, 2005	Payments	December 31, 2005
Severance and related fringe benefits	$1,237	$1,237	$—
Other	23	23	—

Total	$1,260	$1,260	$—

(5) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful
	Lives
	(years)	2005	2004
Land	—	$115	$115
Transportation equipment	5	389	398
Computer equipment and purchased software	3—7	11,722	11,259
Furniture and fixtures	3—7	4,347	4,038
Building and leasehold improvements	5—25	2,376	2,332

		18,949	18,142
Accumulated depreciation and amortization		(13,190)	(11,518)

Property and equipment, net		$5,759	$6,624

Depreciation expense was $2.5 million during 2005, $2.5 million during 2004, and $2.4 million during 2003.
(6) GAIN ON SALE OF INVESTMENT
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

(7) GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consists of the following at December 31:

	2005	2004
Gross carrying amount of acquisition intangibles:
Goodwill	$53,709	$53,709
Customer related intangibles	24,278	24,278
Software acquired	16,023	16,023
Trade name	1,643	1,643

	95,653	95,653
Accumulated amortization	(20,771)	(18,711)

Acquisition intangibles, net	$74,882	$76,942

Post acquisition software development costs	$36,756	$35,783
Accumulated amortization	(21,326)	(15,407)

Post acquisition software costs, net	$15,430	$20,376

Total amortization expense for acquisition related intangibles and post acquisition software development costs was $8.0 million during 2005, $8.8 million during 2004, and $7.0 million during 2003.
The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2005			December 31, 2004
		Weighted			Weighted
	Gross	Average		Gross	Average
	Carrying	Amortization	Accumulated	Carrying	Amortization	Accumulated
	Amount	Period	Amortization	Amount	Period	Amortization
Intangibles no longer amortized:
Goodwill	$53,709	—	$—	$53,709	—	$—
Amortizable intangibles:
Customer related intangibles	24,278	22 years	6,582	24,278	22 years	5,423
Software acquired	16,023	5 years	13,808	16,023	5 years	13,014
Trade name	1,643	21 years	381	1,643	21 years	274
The changes in the carrying amount of goodwill for the two years ended December 31, 2005 are as follows:

Balance as of December 31, 2003	$53,932
Goodwill acquired during the year related to the purchase of minority interest in Eden	687
Adjustments to finalize purchase price allocations for 2003 acquisitions	(910)

Balance as of December 31, 2004 and December 31, 2005	$53,709

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues and excluding acquisitions completed in 2006, is as follows:
Year ending December 31,

2006	$2,060
2007	2,008
2008	1,921
2009	1,155
2010	1,155
(8) ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2005	2004
Accrued wages, bonuses and commissions	$9,381	$8,926
Other accrued liabilities	3,907	2,776
Accrued health claims	1,379	1,110
Accrued third party contract costs	1,360	848

	$16,027	$13,660

(9) LONG-TERM OBLIGATIONS
On February 11, 2005, we entered into a revolving bank credit agreement (the “Credit Facility”). The Credit Facility matures February 11, 2008 and provides for total borrowings of up to $30.0 million. Borrowings bear interest at either prime rate or at London Interbank Offered Rate (“LIBOR”) plus a margin of 1.5%. As of December 31, 2005, the effective interest rate was 5.9%. The Credit Facility is secured by substantially all of our personal property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans. As of December 31, 2005, we were in compliance with those covenants. The credit agreement also includes a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit.
At December 31, 2005, we had no debt outstanding under the Credit Facility and our bank had issued outstanding letters of credit totaling $4.1 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances invested in a certificate of deposit.
We paid interest of $184,000 in 2005, $105,000 in 2004, and $238,000 in 2003, which includes non-usage and other fees associated with the credit agreement.
(10) INCOME TAX
The income tax provision on income from continuing operations consisted of the following:

	Years ended December 31,
	2005	2004	2003
Current:
Federal	$6,340	$5,978	$7,710
State	1,292	1,631	768

	7,632	7,609	8,478
Deferred	(2,200)	(300)	4,628

	$5,432	$7,309	$13,106

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for continuing operations follows:

	Years ended December 31,
	2005	2004	2003
Income tax expense at statutory rate	$4,769	$6,103	$13,679
State income tax, net of federal income tax benefit	778	1,060	499
Non-deductible business expenses	182	195	129
Qualified manufacturing activities	(149)	—	—
Utilization of capital loss carryforward	—	—	(1,114)
Other, net	(148)	(49)	(87)

	$5,432	$7,309	$13,106

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2005	2004
Deferred income tax assets:
Operating expenses not currently deductible	$1,530	$1,093
Employee benefit plans	819	763

Total deferred income tax assets	2,349	1,856

Deferred income tax liabilities:
Property and equipment	(94)	(356)
Intangible assets	(11,202)	(12,617)
Other	(215)	(245)

Total deferred income tax liabilities	(11,511)	(13,218)

Net deferred income tax liabilities	$(9,162)	$(11,362)

In 2003, we utilized our capital loss carryforward of $1.1 million on a tax-effected basis in connection with a realized gain from the sale of our investment in HTE. See Note 6 – Gain on Sale of Investment.

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2005 and 2004 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
We paid income taxes, net of refunds received, of $8.1 million in 2005, $6.5 million in 2004, and $6.5 million in 2003.
(11) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	2,457	$17,683	1,459	$12,518	6,019	$24,104
Stock option exercises	436	1,800	680	1,940	554	1,673
Employee stock plan purchases	171	1,156	44	329	—	—
Subsequent to December 31, 2005 and through February 27, 2006, we have repurchased 250,000 shares for an aggregate purchase price of $2.2 million. As of February 27, 2006 we have authorization from our board of directors to repurchase up to 1.8 million additional shares of our common stock.
In 2003, through a modified Dutch Auction tender offer, we purchased 5.1 million shares of our common stock at a cash purchase price of $4.00 per share and incurred transaction costs of approximately $150,000, for a total cost of $20.6 million. In addition, during 2003 we also repurchased 912,800 shares of common stock on the open market for an aggregate purchase price of $3.5 million.
In November 2003, we exchanged a warrant issued in July 1997 to purchase 2.0 million shares of our common stock at $2.50 per share into six separate warrants to purchase a total of 2.0 million shares of our common stock at $2.50 per share. Subsequent to the exchange in 2003, several parties exercised their warrants to purchase 375,000 shares of our common stock by way of cashless exercise and were issued, on a net basis, 247,620 shares of our common stock from our treasury. In March 2004, another warrant holder exercised his warrant to purchase 21,234 shares of our common stock by way of cashless exercise and was issued on a net basis, 15,780 shares of our common stock from our treasury shares. As of December 31, 2005, we have warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share. These warrants expire in September 2007.
In August 2003, Sanders Morris Harris Inc. (“SMH”) exercised its warrant issued in May 2000 to purchase 333,380 shares of our common stock. The exercise price per share was $3.60 payable either in cash or by the surrender of shares subject to the warrant with a value equal to the aggregate exercise price as determined by the market price of our stock on the date of exercise. On August 27, 2003, SMH exercised the full amount of the warrant by way of cashless exercise and was issued, on a net basis, 145,413 shares of our common stock from our treasury shares.

(12) STOCK PLANS
We have a stock option plan that provides for the grant of stock options to key employees and directors. Options become fully exercisable after three to five years of continuous employment and expire ten years after the grant date. Once exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. In 2005 we also issued 65,000 non-qualified stock options to a non-employee who provides consulting services. These options were granted at their fair market value on the date of the grant, vest over a period of three years and expire ten years from the date of grant. As of December 31, 2005, there were 73,000 shares available for future grants under the plan from the 7.5 million shares previously approved by the stockholders.
The following table summarizes our stock option plan’s transactions for the three-year period ended December 31, 2005:

	Number of	Weighted-Average
	Shares	Exercise Prices
Options outstanding at December 31, 2002	4,105	$3.49

Granted	1,184	4.92
Forfeited	(105)	2.49
Exercised	(554)	3.01

Options outstanding at December 31, 2003	4,630	3.94

Granted	62	9.18
Forfeited	(48)	3.18
Exercised	(680)	2.85

Options outstanding at December 31, 2004	3,964	4.21

Granted	1,135	7.49
Forfeited	(55)	7.49
Exercised	(436)	4.12

Options outstanding at December 31, 2005	4,608	$4.99

Exercisable options:
December 31, 2003	2,408	$4.02
December 31, 2004	2,925	3.92
December 31, 2005	2,891	3.99
The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

					Weighted Average
			Weighted Average	Number of	Price of	Number of	Weighted Average
Range of Exercise			Remaining	Outstanding	Outstanding	Exercisable	Price of Exercisable
Prices			Contractual Life	Options	Options	Options	Options
$1.09	—	$2.19	5.3	947	$1.63	947	$1.63
2.19	—	3.28	5.4	23	2.62	23	2.62
3.28	—	4.38	4.6	441	3.93	418	3.95
4.38	—	5.47	5.9	1,658	4.86	1,168	4.96
5.47	—	6.56	4.4	199	6.07	154	6.11
6.56	—	7.66	9.0	1,107	7.53	82	7.63
7.66	—	8.75	9.0	91	8.04	12	7.80
8.75	—	9.84	8.1	112	9.15	57	9.09
9.84	—	10.19	2.3	30	10.19	30	10.19
In May 2004, our shareholders voted to adopt the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”) and to reserve 1.0 million shares of our common stock for issuance under the ESPP. Under the ESPP, participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. During 2005, employees contributed $1.0 million to the ESPP and we issued approximately 171,000 shares of common stock in 2005. As of December 31, 2005, there were 785,000 shares available for future grants under the plan from the 1.0 million shares reserved for issuance under the ESPP.

(13) EARNINGS PER SHARE
Basic earnings and diluted earnings per share data was computed as follows:

	Years Ended December 31,
	2005	2004	2003
Numerator:
Income from continuing operations for basic and diluted earnings per share	$8,193	$10,128	$25,978
Denominator:
Denominator for basic earnings per share –
Weighted-average shares	39,439	41,288	42,547
Effect of dilutive securities:
Employee stock options	1,561	2,114	1,496
Warrants	1,075	1,164	992

Potentially dilutive shares	2,636	3,278	2,488

Denominator for diluted earnings per share — Adjusted weighted-average shares	42,075	44,566	45,035

Basic earnings per share from continuing operations	$0.21	$0.25	$0.61

Diluted earnings per share from continuing operations	$0.19	$0.23	$0.58

Stock options representing the right to purchase common stock of 229,000 shares in 2005, 110,000 shares in 2004, and 1.1 million shares in 2003, had exercise prices greater than the average quoted market price of our common stock. These options were outstanding during 2005, 2004 and 2003, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
(14) LEASES
We lease office facilities for use in our operations as well as transportation, computer and other equipment. We also have two office facility lease agreements with a shareholder and certain division managers. Most of these leases are noncancelable operating lease agreements and they expire at various dates through 2013. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $4.6 million in 2005, $4.6 million in 2004, and $4.3 million in 2003, which included rent expense associated with related party lease agreements of $1.5 million in 2005, $1.4 million in 2004, and $1.5 million in 2003.
Future minimum lease payments under all noncancelable leases at December 31, 2005 are as follows:

Years ending December 31,
2006	$4,400
2007	4,251
2008	4,113
2009	3,905
2010	2,696
Thereafter	3,358

$22,723

Included in future minimum lease payments are noncancelable payments due to related parties of $1.7 million each in 2006, 2007, 2008 and 2009; $552,000 in 2010 and none thereafter.
(15) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 2.5% of an employee’s compensation to the plan. We made contributions to the plan and charged operations $1.0 million during 2005, $801,000 during 2004, and $931,000 during 2003.

(16) COMMITMENTS AND CONTINGENCIES
On September 9, 2005, Affiliated Computer Services, Inc. (“ACS”) filed litigation in Dallas County, Texas against thirty-three defendants, including Tyler and John M. Yeaman, our Chairman of the Board (“Yeaman”). The other named defendants include entities affiliated with William D. Oates (“Oates”), a former director of ours, and certain individuals employed by such entities. The lawsuit alleges, among other things, that we breached the non-competition and non-solicitation covenants set forth in the Stock Purchase Agreement dated December 29, 2000 (the “SPA”) between ACS and us pursuant to which we sold to ACS for cash all of the issued and outstanding capital stock of Business Resources Corporation (“BRC”), which comprised a significant portion of our then existing property records business. In the SPA, we agreed to certain five-year non-competition and non-solicitation covenants, which expired on December 29, 2005. In addition, the SPA contained a closing condition pursuant to which Oates agreed to amend his then existing three-year non-competition and non-solicitation covenants so that the restricted activities would conform to the language of our restricted activities, which covenants expired on December 29, 2003. The lawsuit alleges that Oates (or entities owned by Oates) solicited ACS employees and re-entered the land records business after the expiration of his three-year covenants, but prior to the expiration of our five-year covenants, and further alleges that we, through our non-compete, are legally responsible for Oates’ actions. The lawsuit further alleges that Oates “controlled Tyler”, “manipulated Tyler”, and was a “legal representative” of ours for a significant, but unspecified, period of time following the sale of BRC, even though Oates has not been a member of our board since 2001, has not been employed by us since the sale of BRC, has had limited contact with our management since the sale of BRC, and to our knowledge, has not owned any stock in us since May 2003. The lawsuit further alleges that we fraudulently induced ACS to enter into the SPA because we allegedly knew that Oates (or entities owned by Oates) would re-enter the land records business after three years, even though the SPA specifically contained different covenants with respect to Oates and us. ACS entered into a settlement agreement with all of the defendants other than Yeaman and us, the terms of which are currently confidential; however, management believes that the settlement agreement extends the non-compete for Oates and his related entities for some period of time.
We vehemently deny all allegations contained in the lawsuit. Management believes that we have not breached any non-competition covenants, have not solicited ACS employees, and have not misappropriated ACS confidential information. Management further believes that the “factual” allegations made against us are false and inaccurate and that the legal theories asserted by ACS are without merit. Management further believes based on discovery that has taken place to date that even if the allegations as currently set forth in the petition were true, that ACS has suffered no or nominal damage, particularly in light of the settlement agreement with Oates and his related entities.
We have filed counterclaims against ACS, including claims for business disparagement and defamation, alleging that ACS has published factually inaccurate and defamatory statements about us to third parties, including our customers and prospective customers, with malice and/or negligence regarding the truth of those statements. We intend to defend the lawsuit and pursue our counterclaims vigorously. The future costs associated with such defense and in pursuit of the counterclaims are uncertain and difficult to predict and may be material.
Other than ordinary course, routine litigation incidental to our business and except as described herein, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(17) SUBSEQUENT EVENTS
In January 2006, we acquired two companies whose products will be included within our Financials division. MazikUSA, Inc. offers a Student Information System for K-12 schools, which manages such applications as scheduling, grades and attendance. TACS, Inc. offers software products to manage public sector pension funds. These acquisitions added products that were not previously a part of Tyler’s portfolio. The combined purchase price for the two companies was approximately $14.2 million, comprised of approximately $11.3 million cash and 325,000 shares of Tyler common stock. We have not finalized the allocation of the excess purchase price over the fair value of the net identifiable assets of the acquired companies.

(18) QUARTERLY FINANCIAL INFORMATION (unaudited)
The following tables contain selected financial information from unaudited consolidated statements of operations for each quarter of 2005 and 2004.

	Quarter Ended
	2005				2004
	Dec. 31	Sept. 30	June 30(B)	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$44,307	$42,306	$43,185	$40,659	$44,734	$41,811	$44,263	$41,462
Gross profit (A)	16,700	15,822	16,050	12,915	17,843	15,029	16,747	14,219
Income before income taxes	5,097	4,284	3,444	800	5,361	3,539	5,059	3,478
Net income	3,121	2,581	2,021	470	3,030	2,032	2,975	2,091
Earnings per diluted share	0.07	0.06	0.05	0.01	0.07	0.05	0.07	0.05

Shares used in computing diluted earnings per share	41,869	41,771	41,943	42,735	44,056	44,350	44,803	45,062

(A)	In the fourth quarter of 2005 we reclassified amortization cost of acquired software from amortization of acquisition intangibles to cost of revenues. The reconciliation of gross profit to the 2004 Form 10-K and 2005 Form 10-Qs is as follows:

	2005				2004
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Gross profit per Form 10-K or Form 10-Q	$16,700	$16,020	$16,249	$13,113	$18,064	$15,296	$17,100	$14,825
Reclass acquired software amortization expense	—	(198)	(199)	(198)	(221)	(267)	(353)	(606)
Adjusted gross profit	$16,700	$15,822	$16,050	$12,915	$17,843	$15,029	$16,747	$14,219
(B)	We made significant organizational changes in the second quarter of 2005 to areas of our business that were not performing to our expectations. In connection with the reorganization we recorded a restructuring charge of $1.3 million.

TYLER TECHNOLOGIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Years ended December 31,
	2005	2004	2003
Allowance For Losses — Accounts Receivable
Balance at beginning of year	$986	$1,094	$690
Additions charged to costs and expenses	1,641	796	1,104
Collection of accounts previously written off	—	(271)	—
Deductions for accounts charged off or credits issued	(636)	(633)	(700)

Balance at end of year	$1,991	$986	$1,094

	Years ended December 31,
	2005	2004	2003
Valuation Allowance — Deferred Tax Assets
Balance at beginning of year	$—	$—	$1,114
Utilization of capital loss carryforward	—	—	(1,114)

Balance at end of year	$—	$—	$—