Form 10-Q
period 2006-03-31
TYLER TECHNOLOGIES INC
filed 2006-04-27
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number 1-10485
TYLER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares of common stock of registrant outstanding at April 25, 2006: 39,174,509

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Software licenses	$7,571	$6,337
Software services	13,120	12,252
Maintenance	17,657	15,421
Appraisal services	4,699	5,149
Hardware and other	1,811	1,500

Total revenues	44,858	40,659

Cost of revenues:
Software licenses	2,676	2,249
Acquired software	301	198
Software services and maintenance	21,745	19,913
Appraisal services	3,406	4,312
Hardware and other	1,268	1,072

Total cost of revenues	29,396	27,744

Gross profit	15,462	12,915

Selling, general and administrative expenses	11,878	11,944
Amortization of customer and trade name intangibles	322	317

Operating income	3,262	654

Other income, net	97	146

Income before income taxes	3,359	800
Income tax provision	1,347	330

Net income	$2,012	$470

Earnings per common share:
Basic	$0.05	$0.01

Diluted	$0.05	$0.01

Basic weighted average common shares outstanding	39,114	40,229
Diluted weighted average common shares outstanding	41,894	42,735
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$18,595	$20,733
Short-term investments available-for-sale	10,270	11,750
Restricted certificate of deposit	5,000	4,750
Accounts receivable (less allowance for losses of $1,886 in 2006 and $1,991 in 2005)	38,750	49,644
Prepaid expenses	5,776	5,158
Other current assets	2,150	2,201
Deferred income taxes	2,128	2,128

Total current assets	82,669	96,364

Accounts receivable, long-term portion	626	1,547
Property and equipment, net	6,193	5,759

Other assets:
Restricted certificate of deposit	—	250
Goodwill	65,610	53,709
Customer related intangibles, net	17,617	17,696
Software, net	19,051	17,645
Trade name, net	1,235	1,262
Sundry	176	205

	$193,177	$194,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,724	$3,330
Accrued liabilities	13,698	16,027
Deferred revenue	48,429	51,304
Income taxes payable	913	289

Total current liabilities	65,764	70,950

Deferred income taxes	10,797	11,290

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2006 and 2005	481	481
Additional paid-in capital	151,123	151,515
Retained earnings	5,781	3,769
Treasury stock, at cost; 8,920,332 and 9,273,342 shares in 2006 and 2005, respectively	(40,769)	(43,568)

Total shareholders’ equity	116,616	112,197

	$193,177	$194,437

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,012	$470
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,647	2,772
Share-based compensation	471	—
Purchased in-process research and development charge	140	—
Non cash item	159	—
Deferred income taxes	(493)	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies	5,068	4,231

Net cash provided by operating activities	10,004	7,473

Cash flows from investing activities:
Proceeds from sale of short-term investments	6,330	8,401
Purchase of short-term investments	(4,850)	(6,032)
Cost of acquisitions	(11,613)	—
Investment in software development costs	(73)	(482)
Additions to property and equipment	(955)	(621)
Other	34	54

Net cash (used by) provided by investing activities	(11,127)	1,320

Cash flows from financing activities:
Purchase of treasury shares	(2,191)	(8,106)
Proceeds from employee stock purchase plan	222	343
Proceeds from exercise of stock options	859	184
Other	95	—

Net cash used by financing activities	(1,015)	(7,579)

Net (decrease) increase in cash and cash equivalents	(2,138)	1,214
Cash and cash equivalents at beginning of period	20,733	12,573

Cash and cash equivalents at end of period	$18,595	$13,787

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2006 and December 31, 2005 and operating result amounts are for the three months ended March 31, 2006 and 2005, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2005. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

For arrangements that include significant customization or modification of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. Certain contracts that include significant customization or modification of the software may contain a general right of return that lapses upon customer acceptance. For these contracts we generally recognize revenue upon customer acceptance. This may result in revenue being recognized in irregular increments.

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

Prepaid expenses and other current assets include direct and incremental costs, consisting primarily of third party subcontractor payments and commissions associated with arrangements for which revenue recognition has been deferred. Such costs are expensed at the time the related revenue is recognized.

(3)	Acquisitions

In late January 2006, we completed the acquisitions of all of the capital stock of MazikUSA, Inc. (“Mazik”) and TACS, Inc. (“TACS”). The total value of these transactions, including transaction costs, was approximately $14.5 million which was comprised of $11.6 million in cash and 325,000 shares of Tyler common stock valued at $2.9 million.
•	Mazik provides an integrated software solution for schools that combines the functionalities of student performance monitoring, student tracking, financial accounting, human resources and reporting.

•	TACS provides pension and retirement software solutions that assist public and private pension institutions in increasing operational efficiency and accuracy.
The purchase price for each of the acquisitions was allocated to assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of acquisition. We acquired assets of approximately $500,000 and assumed liabilities of approximately $1.4 million. We recorded goodwill of $11.9 million, all of which is expected to be deductible for tax purposes, and intangible assets of $3.4 million. The $3.4 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately five years and purchased in-process research and development of $140,000 which we expensed during the first quarter of 2006. Our consolidated balance sheet as of March 31, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their preliminary estimated fair values at the date of acquisition. The operating results of the acquired business are included in our results of operations since their respective dates of acquisition in late January 2006.

(4)	Shareholders’ Equity

The following table details activity in our common stock:

	Three months ended March 31,
	2006		2005
	Shares	Amount	Shares	Amount
Repurchases of common stock	(250)	$(2,191)	(1,169)	$(8,106)
Stock option exercises	249	859	112	184
Employee stock plan purchases	30	222	48	343
Shares issued for acquisitions	325	2,891	—	—
As of March 31, 2006 we have authorization from our board of directors to repurchase up to 1.8 million additional shares of Tyler common stock.

(5)	Income Tax Provision

For the three months ended March 31, 2006, we had an income tax provision of $1.3 million compared to $330,000 for the three months ended March 31, 2005. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. The effective income tax rate in 2006 is also impacted by non-deductible share-based compensation expense.

We made federal and state income tax payments, net of refunds, of $1.1 million in the three months ended March 31, 2006, compared to $585,000 in net payments for the same period of the prior year.

(6)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2006	2005

Numerator for basic and diluted earnings per share:
Net income	$2,012	$470

Denominator:

Weighted-average basic common shares outstanding	39,114	40,229

Assumed conversion of dilutive securities:
Employee stock options	1,591	1,454
Warrants	1,189	1,052

Potentially dilutive common shares	2,780	2,506

Weighted-average common shares outstanding, assuming full dilution	41,894	42,735

Basic earnings per share	$0.05	$0.01

Diluted earnings per share	$0.05	$0.01

(7)	Share-Based Compensation

Share-based compensation plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Options become fully exercisable after three to five years of continuous employment and expire ten years after the grant date. Once exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Results for prior periods have not been restated. For prior periods we applied APB No. 25 and related Interpretations, and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Shared-Based Compensation.”

Determining Fair Value Under SFAS No. 123R

Valuation and Amortization Method. We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. We determine the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.

Expected Volatility. Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. We have not paid any cash dividends on our common stock in the last ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. We did not grant any options during the first quarter 2005. A summary of the weighted average assumptions and results for options granted during the first quarter 2006 is as follows:

Three months ended
March 31, 2006
Expected life (in years)	6.5
Expected volatility	46.0%
Risk-free interest rate	4.7%
Expected dividend yield	0%
Expected forfeiture rate	3%

Share-Based Compensation Under SFAS No. 123R

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the three months ended March 31, 2006 which is recorded in the statement of operations as follows:

Three months ended
March 31, 2006
Cost of software services and maintenance	$31
Selling, general and administrative expenses	440

Total share-based compensation expense	$471
The amount included in selling, general and administrative expense includes $47,000 of share-based compensation expense related to a non-employee consultant.

At March 31, 2006 we had unvested options to purchase 1.7 million shares with a weighted average grant date fair value of $3.51. As of March 31, 2006, we had $4.6 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over the following periods:

2006	$1,151
2007	1,348
2008	1,007
2009	708
2010	423
2011	4
The following table presents the impact of our adoption of SFAS No. 123R on selected line items from our condensed consolidated financial statements for the three months ended March 31, 2006:

	Three months ended March 31, 2006
	As Reported	If Reported
	Following SFAS No. 123R	Following APB No. 25
Operating income	$3,262	$3,686
Income before benefit for income taxes	3,359	3,783
Net income	2,012	2,329

Net income per share:
Basic earnings per share	0.05	0.06
Diluted earnings per share	0.05	0.06

Condensed consolidated statement of cash flows:
Net cash provided by operating activities	10,004	10,099
Net cash used in financing activities	(1,015)	(1,110)

     Stock Option Activity
As of March 31, 2006, we had options to purchase an aggregate of 4.4 million shares outstanding, and options to purchase an additional 53,000 shares were authorized for future grants under the plan.
Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding at December 31, 2005	4,608	$4.99
Options granted	20	9.92
Options exercised	(249)	3.45
Options forfeited	—	—
Options expired	—	—

Outstanding at March 31, 2006	4,379	$5.10	6	$25,832
Exercisable at March 31, 2006	2,660	$4.04	5	$18,516
Other information pertaining to option activity during the three months ended March 31, was as follows:

	2006	2005

Weighted average grant-date fair value of stock options granted	$5.23	$—
Total fair value of stock options vested	45	156
Total intrinsic value of stock options exercised	1,444	620
The following table summarizes information about outstanding and exercisable options at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price
$1.09 - $2.19	802	5.1	$1.63	802	$1.63
$2.19 - $3.28	23	5.2	2.62	23	2.62
$3.28 - $4.38	441	4.4	3.93	435	3.94
$4.38 - $5.47	1,630	5.7	4.86	1,141	4.96
$5.47 - $6.56	123	5.2	5.88	78	5.86
$6.56 - $7.66	1,107	8.8	7.53	82	7.63
$7.66 - $8.75	91	8.8	8.04	12	7.80
$8.75 - $9.84	112	7.9	9.15	57	9.09
$9.84 - $10.18	50	5.2	10.08	30	10.19

	4,379	6.3	$5.10	2,660	$4.04

Prior Period Pro Forma Presentations
Prior to 2006, our share-based compensation plan was accounted for using the intrinsic value method prescribed in APB No. 25 and related Interpretations. No share-based compensation was reflected in net income in the three months ended March 31, 2005, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123R, our net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below for the three months ended March 31, 2005:

Net income as reported	$470
Add: share-based compensation included in net income, net of tax	—
Deduct: total share-based compensation determined under fair value based method for all awards, net of tax	(259)

Pro forma net income	$211

Basic net income per share:
As reported	$0.01
Pro forma	$0.01

Diluted net income per share:
As reported	$0.01
Pro forma	$0.01
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of March 31, 2006, there were 755,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.
(8) Commitments and Contingencies
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
Other than routine litigation incidental to our business and except as described herein, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
No material changes.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler’s filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2005. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.
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
In January 2006, we acquired two companies, MazikUSA, Inc. and TACS, Inc. The combined purchase price for the two companies was approximately $14.5 million, comprised of approximately $11.6 million in cash and 325,000 shares of Tyler common stock. See Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements.
As disclosed in Note 7 in the Notes to the Unaudited Condensed Consolidated Financial Statements we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123R, “Share-Based Payments.” In the quarter ended March 31, 2006, the total share-based compensation expense was $471,000, or 1% of total revenue. The distribution of this expense was $440,000 to selling, general and administrative expense and $31,000 to cost of software services and maintenance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read our Form 10-K for the year ended December 31, 2005 regarding expanded information about our critical accounting policies and estimates.
ANALYSIS OF RESULTS OF OPERATIONS
     Revenues
The following table sets forth the key components of our revenues for the periods presented as of March 31:

	First Quarter				First Quarter 2006 vs.
		% of		% of	First Quarter 2005
($ in thousands)	2006	Total	2005	Total	Amount	%
Software licenses	$7,571	17%	$6,337	15%	$1,234	19%
Software services	13,120	29	12,252	30	868	7
Maintenance	17,657	39	15,421	38	2,236	15
Appraisal services	4,699	11	5,149	13	(450)	(9)
Hardware and other	1,811	4	1,500	4	311	21

Total revenues	$44,858	100%	$40,659	100%	$4,199	10%

Software licenses. Change in software license revenues consist of the following components:
•	Software license revenue related to financial products, which comprise over 75% of our software license revenues, was up moderately compared to the three months ended March 31, 2005. Our financial products division also includes public safety products, which provided almost half of the increase over the prior year period. In the past year we have added sales personnel and a product specialist to expand our presence in the public safety market. Third party software revenue also increased over the comparable prior year period because we sold more financial software modules that utilize third party software. Also, in late 2005 we simplified the implementation process for a certain financial product line which has enabled us to deliver the product more rapidly.

•	Software license related to our other products in the aggregate experienced strong increases compared to the three months ended March 31, 2005 mainly due to a Java-based tax and appraisal and document management product released in mid-2005, several large contracts signed since mid-2005 for another appraisal product and continued market acceptance of our Odyssey courts and justice products.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial products, which comprise more than half of our software services revenue, were up moderately compared to the three months ended March 31, 2005. This increase was driven primarily by additions to our implementation staff over the last twelve months, which has enabled us to deliver our backlog at a faster rate. In addition, we have continued to expand our application service provider hosting customer base which provided service revenue increases. These increases were offset somewhat by lower software services revenue related to one financial product line for which we simplified the implementation process in late 2005.

•	Software services revenue related to Odyssey courts and justice products was up significantly compared to the three months ended March 31, 2005, reflecting increased contract volume. Since March 31, 2005, we have increased our presence with Odyssey in Texas and Florida and added one contract in Nevada.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 15% due to growth in our installed customer base and slightly higher maintenance rates on certain product lines.
Appraisal services. The decrease in appraisal services revenue is due to the completion of one significant appraisal contract in the first quarter of 2005. The appraisal services business is driven in part by revaluation cycles in various states and based on our current business pipeline, we expect that appraisal services revenues in the foreseeable future will remain at historically low levels consistent with 2005.
     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of March 31:

	First Quarter
		% of		% of	First Quarter 2006 vs.
		Related		Related	First Quarter 2005
($ in thousands)	2006	Revenues	2005	Revenues	Amount	%
Software licenses	$2,676	35%	$2,249	35%	$427	19%
Acquired software	301	4	198	3	103	52
Software services and maintenance	21,745	71	19,913	72	1,832	9
Appraisal services	3,406	72	4,312	84	(906)	(21)
Hardware and other	1,268	70	1,072	71	196	18

Total cost of revenues	$29,396	65%	$27,744	68%	$1,652	6%

Cost of software license revenues. The main component of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the balance. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers and rent for related office space.
Our software license sales mix in the quarter ended March 31, 2006 included more third party software revenue compared to the prior year period. As a result, the cost of third party software also rose consistent with the related sales increase. This increase was offset slightly by lower amortization expense of software development costs because some products became fully amortized during the first quarter of 2006.
Cost of acquired software. When we complete an acquisition we allocate the excess purchase price over the fair value of net tangible assets acquired to amortizable software, customer and trade name intangibles, with the remainder allocated to goodwill that is not subject to amortization. Amortization expense of acquired software is recorded as cost of revenues while amortization expense of other acquisition intangibles is recorded as amortization of customer and trade name intangibles. The estimated useful life of acquired software ranges from three to five years. In 2006, cost of acquired software increased compared to the prior year because we completed two small acquisitions in late January 2006.
Cost of software services and maintenance revenues. Cost of software services and maintenance grew 9% while the related software services and maintenance revenues increased 11% compared to the prior year period. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities. Costs grew at a slower rate than related software services and maintenance revenues for the same periods, which is mainly due to significant organizational changes we made in the second quarter of 2005 to reduce costs in our appraisal services and our appraisal and tax software business.
Cost of appraisal services revenues. The decline in the cost of appraisal services revenues and related increase in gross margin is mainly due to significant organizational changes we made in the second quarter of 2005 to our appraisal services business to bring costs in line with expected levels of revenue, which eliminated levels of management and reduced overhead expense.
Gross margin. Our overall gross margin for the quarter ended March 31, 2006 was 34.5%, compared to 31.8% in the quarter ended March 31, 2005. The gross margin rose mainly due to lower costs as a result of the restructuring of our appraisal services business in the second quarter of 2005.

     Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses (SG&A) for the periods presented as of March 31:

	First Quarter				First Quarter 2006 vs.
		% of		% of	First Quarter 2005
($ in thousands)	2006	Revenues	2005	Revenues	Amount	%
Selling, general and administrative expenses	$11,878	27%	$11,944	29%	$(66)	(1)%
For the three months ending March 31, 2006, SG&A expense includes a non-cash purchased in-process research and development charge of $140,000 relating to one of our acquisitions in January 2006 and $440,000 of non-cash share-based compensation expense. We did not have any in-process research and development or shared-based compensation expenses in 2005. Offsetting these charges was lower SG&A expense relating to our appraisal services and appraisal and tax software businesses due to the restructuring of those businesses in the second quarter of 2005.
     Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer and trade name intangibles with the remainder allocated to goodwill that is not subject to amortization. However, amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as a non-operating expense. The following table sets forth a comparison of amortization of customer and trade name for the periods presented as of March 31:

			First Quarter 2006 vs.
	First Quarter		First Quarter 2005
($ in thousands)	2006	2005	Amount	%
Amortization of customer and trade name intangibles	$322	$317	$5	2%
In January 2006 we completed two acquisitions which increased amortizable customer intangibles by $217,000. This amount will be amortized over five to seven years.
     Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of March 31:

			First Quarter 2006 vs.
	First Quarter		First Quarter 2005
($ in thousands)	2006	2005	Amount	%
Income tax provision	$1,347	$330	$1,017	308%
Effective income tax rate	40%	41%
The effective income tax rates for the three months ended March 31, 2006 and 2005 were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. The effective income tax rate in 2006 is also impacted by non-deductible share-based compensation expense. The effective income tax rate has declined compared to the prior year due to higher expected pretax for 2006 and lower state income taxes as a result of a change in our corporate structure implemented in early 2005.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2006, we had cash and cash equivalents of $18.6 million and we had short-term investments of $10.3 million, compared to cash and cash equivalents of $20.7 million and short-term investments of $11.7 million at December 31, 2005. Cash provided by operating activities was $10.0 million in the first three months of 2006 compared to $7.5 million for the same period in 2005.
At March 31, 2006, our days sales outstanding (“DSO”) was 77 days compared to DSO of 101 days at December 31, 2005. Our maintenance billing cycle is at one of its highest points in December and the majority of the related cash payments are received in the first quarter of each year. As a result our DSO decreased in the first quarter compared to the fourth quarter. DSO is calculated based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $11.1 million in the first three months of 2006 compared to $1.3 million cash provided from investing activities for the same period in 2005. In January 2006, we acquired two companies, MazikUSA, Inc. and TACS, Inc. The combined purchase price for the two companies was approximately $14.5 million, comprised of approximately $11.6 million in cash and 325,000 shares of Tyler common stock. Other investing activities in the first quarter of 2006 were primarily comprised of a liquidation of $1.5 million of short term investments and investments in property and equipment. In the comparable prior year period, investing activities were comprised of a liquidation of $2.4 million of short term investments and investments in software development and property and equipment. During the three months ended March 31, 2006, we had capital expenditures of $1.0 million compared to $1.1 million during the three months ended March 31, 2005. The decline was due to lower investments in software development costs in 2006 because we completed development of a major appraisal and tax product, as well as an enhancement to other products, in 2005. The other expenditures related to computer hardware and software and expansions to support internal growth. Capital expenditures were funded from cash generated from operations.
On February 11, 2005, we entered into a revolving bank credit agreement (the “Credit Facility”). The Credit Facility matures February 11, 2008 and provides for total borrowings of up to $30.0 million and a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit. As of March 31, 2006, our effective interest rate was 6.3% under the Credit Facility. As of March 31, 2006 we had no debt and outstanding letters of credit totaling $4.1 million to secure surety bonds required by some of our customer contracts. These letters of credit expire during 2006 and early 2007.
Financing activities used cash of $1.0 million in the first three months of 2006 compared to $7.6 million in the same period for 2005. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.
During the three months ended March 31, 2006, we purchased 250,000 shares of our common stock for an aggregate purchase price of $2.2 million. We currently have authorization to repurchase up to 1.8 million additional shares of Tyler common stock. A summary of the repurchase activity during the first quarter 2006 is as follows:

			Maximum number of
	Total number		shares that may be
	of shares	Average price paid	purchased under current
Period	purchased	per share	authorization
January 1 through January 31	250	$8.75	1,814
February 1 through February 28	—	—	1,814
March 1 through March 31	—	—	1,814

Total first quarter	250	$8.75	1,814

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
We made federal and state income tax payments, net of refunds of $1.1 million in the three months ended March 31, 2006 compared to $585,000 in the comparable prior year.

From time to time we engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how such acquisitions may be financed. In the absence of future acquisitions of other businesses, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of March 31, 2006, we had funds invested in auction rate municipal bonds, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.
We have no outstanding debt at March 31, 2006, and are therefore not subject to any interest rate risk.
In order to enhance our ability to manage foreign currency risk associated with a contract denominated in Canadian dollars we contracted in December 2005 with a commercial bank to enter into a series of forward contracts, at no material cost to us, to acquire Canadian dollars through 2009 at fixed prices. These forward contracts have been entered into for periods consistent with the related underlying exposure in this contract and do not constitute positions independent of this exposure. If the applicable exchange rate was to increase or decrease 10% from the rate at March 31, 2006, our current risk management liabilities/assets would increase or decrease approximately $300,000. We do not enter into derivative contracts for speculative purposes, nor are we a party to any leveraged derivative instrument.
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
Other than routine litigation incidental to our business and except as described herein, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
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

Date: April 25, 2006