Form 10-Q
period 2006-06-30
TYLER TECHNOLOGIES INC
filed 2006-07-27
CIK 860731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares of common stock of registrant outstanding at July 25, 2006: 38,649,931

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$9,824	$7,872	$17,395	$14,209
Software services	15,061	13,469	28,181	25,721
Maintenance	17,716	15,806	35,373	31,227
Appraisal services	5,108	4,635	9,807	9,784
Hardware and other	1,442	1,403	3,253	2,903

Total revenues	49,151	43,185	94,009	83,844

Cost of revenues:
Software licenses	2,416	2,275	5,092	4,524
Acquired software	353	199	654	397
Software services and maintenance	22,949	19,963	44,694	39,876
Appraisal services	3,454	3,706	6,860	8,018
Hardware and other	1,033	992	2,301	2,064

Total cost of revenues	30,205	27,135	59,601	54,879

Gross profit	18,946	16,050	34,408	28,965

Selling, general and administrative expenses	12,993	11,263	24,871	23,207
Restructuring charge	—	1,260	—	1,260
Amortization of customer and trade name intangibles	325	316	647	633

Operating income	5,628	3,211	8,890	3,865

Other income, net	200	233	297	379

Income before income taxes	5,828	3,444	9,187	4,244
Income tax provision	2,068	1,423	3,415	1,753

Net income	$3,760	$2,021	$5,772	$2,491

Earnings per common share:
Basic	$0.10	$0.05	$0.15	$0.06

Diluted	$0.09	$0.05	$0.14	$0.06

Basic weighted average common shares outstanding	39,026	39,615	39,070	39,920
Diluted weighted average common shares outstanding	41,946	41,943	41,920	42,337
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,974	$20,733
Short-term investments available-for-sale	10,470	11,750
Restricted certificate of deposit	5,000	4,750
Accounts receivable (less allowance for losses of $1,979 in 2006 and $1,991 in 2005)	52,289	49,644
Prepaid expenses	5,829	5,158
Other current assets	1,741	2,201
Deferred income taxes	2,128	2,128

Total current assets	89,431	96,364

Accounts receivable, long-term portion	837	1,547
Property and equipment, net	6,948	5,759

Other assets:
Restricted certificate of deposit	—	250
Goodwill	65,771	53,709
Customer related intangibles, net	17,319	17,696
Software, net	17,514	17,645
Trade name, net	1,246	1,262
Sundry	187	205

	$199,253	$194,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,687	$3,330
Accrued liabilities	14,361	16,027
Deferred revenue	55,719	51,304
Income taxes payable	—	289

Total current liabilities	73,767	70,950

Deferred income taxes	10,153	11,290

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2006 and 2005	481	481
Additional paid-in capital	151,508	151,515
Accumulated earnings	9,541	3,769
Treasury stock, at cost; 9,433,413 and 9,273,342 shares in 2006 and 2005, respectively	(46,197)	(43,568)

Total shareholders’ equity	115,333	112,197

	$199,253	$194,437

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$5,772	$2,491
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	5,121	5,339
Share-based compensation	975	—
Purchased in-process research and development charge	140	—
Non cash item	287	—
Deferred income taxes	(141)	—
Gain on disposal of assets	—	(62)
Changes in operating assets and liabilities, exclusive of effects of acquired companies	(1,525)	(564)

Net cash provided by operating activities	10,629	7,204

Cash flows from investing activities:
Proceeds from sale of short-term investments	11,930	11,926
Purchases of short-term investments	(10,650)	(7,532)
Cost of acquisitions	(11,653)	—
Investment in software development costs	(113)	(777)
Additions to property and equipment	(2,320)	(885)
Other	(15)	63

Net cash (used by) provided by investing activities	(12,821)	2,795

Cash flows from financing activities:
Purchase of treasury shares	(8,261)	(10,768)
Proceeds from employee stock purchase plan	480	625
Proceeds from exercise of stock options	1,083	284
Other	131	(31)

Net cash used by financing activities	(6,567)	(9,890)

Net (decrease) increase in cash and cash equivalents	(8,759)	109
Cash and cash equivalents at beginning of period	20,733	12,573

Cash and cash equivalents at end of period	$11,974	$12,682

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2006 and December 31, 2005 and operating result amounts are for the three and six months ended June 30, 2006 and 2005, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2005. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of SOP 81-1 “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

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

In late January 2006, we completed the acquisitions of all of the capital stock of MazikUSA, Inc. (“Mazik”) and TACS, Inc. (“TACS”). The total value of these transactions, including transaction costs, was approximately $14.6 million, which was comprised of $11.7 million in cash and 325,000 shares of Tyler common stock valued at $2.9 million.
•	Mazik provides an integrated software solution for schools that combines the functionalities of student performance monitoring, student tracking, financial accounting, human resources and reporting.

•	TACS provides pension and retirement software solutions that assist public and private pension institutions in increasing operational efficiency and accuracy.
We acquired assets of approximately $400,000 and assumed liabilities of approximately $1.4 million. We recorded goodwill of $12.1 million, all of which is expected to be deductible for tax purposes, and other intangible assets of $3.4 million. The $3.4 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately five years, and purchased in-process research and development of $140,000 which we expensed during the first quarter of 2006. Our consolidated balance sheet as of June 30, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The operating results of the acquired business are included in our results of operations since their respective dates of acquisition in late January 2006.

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

We reorganized our appraisal services business to eliminate levels of management and reduce overhead expense. We also took actions to reduce headcount and costs in our appraisal and tax software division, and we consolidated certain senior management positions at the corporate office. These cost reductions were made in the second quarter of 2005. As a result, we eliminated approximately 120 positions, including management, staff and project-related personnel.

In connection with the reorganization, we incurred certain charges which were primarily comprised of employee severance costs and related fringe benefits, and totaled approximately $1.3 million before income taxes. The related payments were paid in 2005.

(5)	Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2006		2005
	Shares	Amount	Shares	Amount
Repurchases of common stock	(833)	$(8,261)	(1,580)	$(10,768)
Stock option exercises	295	1,083	140	284
Employee stock plan purchases	53	443	92	625
Shares issued for acquisitions	325	2,891	—	—
As of June 30, 2006 we have authorization from our board of directors to repurchase up to 1.2 million additional shares of Tyler common stock.
(6) Income Tax Provision
     The following table sets forth a comparison of our income tax provision for the following periods:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Income tax provision	$2,068	$1,423	$3,415	$1,753

Effective income tax rate	35.5%	41.3%	37.2%	41.3%
The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes, the qualified manufacturing activities deduction, non-deductible meals and entertainment costs and in 2006 the rate is also impacted by non-deductible share-based compensation expense. The effective income tax rate in 2006 is expected to be 39.9%. For the three and six months ended June 30, 2006 the effective rate declined compared to the prior years mainly due to changes in the Texas franchise tax law and rates enacted in the second quarter of 2006 and lower state income taxes as a result of a change in our corporate structure implemented in early 2005.

We made federal and state income tax payments, net of refunds, of $4.9 million in the six months ended June 30, 2006, compared to $3.2 million in net payments for the same period of the prior year.

(7)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:

Net income	$3,760	$2,021	$5,772	$2,491

Denominator:

Weighted-average basic common shares outstanding	39,026	39,615	39,070	39,920

Assumed conversion of dilutive securities:
Stock options	1,691	1,315	1,641	1,385
Warrants	1,229	1,013	1,209	1,032

Potentially dilutive common shares	2,920	2,328	2,850	2,417

Weighted-average common shares outstanding, assuming full dilution	41,946	41,943	41,920	42,337

Earnings per common share:
Basic	$0.10	$0.05	$0.15	$0.06

Diluted	$0.09	$0.05	$0.14	$0.06

(8)	Share-Based Compensation

Share-based compensation plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Options become fully exercisable after three to five years of continuous employment and expire ten years after the grant date. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Results for prior periods have not been restated. For prior periods we applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and provided the required pro forma disclosures under SFAS No. 123.

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. We granted options for 97,590 shares and 45,000 shares for the three months ended June 30, 2006 and 2005, respectively. A summary of the weighted average assumptions and results for options granted during the three and six months ended June 30, 2006 is as follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Expected life (in years)	5.0	5.0	5.0	5.0
Expected volatility	45.3%	72.6%	45.4%	72.6%
Risk-free interest rate	4.9%	3.8%	4.8%	3.8%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	3%	0%	3%	0%
Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the three and six months ended June 30, 2006, which is recorded in the statement of operations:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Cost of software services and maintenance	$42	$73
Selling, general and administrative expense	462	902

Total share-based compensation expense	$504	$975

The amount included in selling, general and administrative expense includes share-based compensation expense related to a non-employee consultant of $65,000 for three months ended June 30, 2006 and $112,000 for six months ended June 30, 2006.
At June 30, 2006 we had unvested options to purchase 1.8 million shares with a weighted average grant date fair value of $3.56. As of June 30, 2006, we had $4.8 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over the following periods:

2006 (last six months)	$844
2007	1,502
2008	1,152
2009	790
2010	492
2011	29

As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and net income for the six months ended June 30, 2006, are $863,000 and $447,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are both $0.01 lower than if we had continued to account for share-based compensation under APB No. 25.
Stock Option Activity
As of June 30, 2006, we had options to purchase an aggregate of 4.4 million shares outstanding, and options to purchase an additional 959,000 shares were authorized for future grants under the plan.
Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2005	4,608	4.99
Options granted	117	10.20
Options exercised	(295)	3.68
Options forfeited	—	—
Options expired	—	—

Outstanding at June 30, 2006	4,430	5.21	6	$26,523
Exercisable at June 30, 2006	2,649	4.07	5	$18,891
Other information pertaining to option activity during the six months ended June 30 was as follows:

	2006	2005
Weighted average grant-date fair value of stock options granted	$4.90	$3.68
Total fair value of stock options vested	200	424
Total intrinsic value of stock options exercised	1,717	724
The following table summarizes information about outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price
$1.09 — $ 2.19	796	4.8	$1.63	796	$1.63
$2.19 — $ 3.28	23	5.0	2.62	23	2.62
$3.28 — $ 4.38	434	4.1	3.92	431	3.93
$4.38 — $ 5.47	1,610	5.5	4.86	1,121	4.96
$5.47 — $ 6.56	120	4.9	5.89	87	5.88
$6.56 — $ 7.66	1,100	8.6	7.53	75	7.63
$7.66 — $ 8.75	91	8.5	8.04	12	7.80
$8.75 — $ 9.84	112	7.6	9.15	74	9.15
$9.84 — $10.26	144	8.2	10.20	30	10.19

	4,430	6.2	$5.21	2,649	$4.07

Prior Period Pro Forma Presentations

Prior to 2006, our share-based compensation plan was accounted for using the intrinsic value method prescribed in APB No. 25 and related Interpretations. No share-based compensation was reflected in net income in the three and six months ended June 30, 2005, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123R, our net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below for the three and six months ended June 30, 2005:

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net income as reported	$2,021	$2,491
Add: share-based compensation included in net income, net of tax	—	—
Deduct: total share-based compensation determined under fair value based method for all awards, net of tax	(218)	(477)

Pro forma net income	$1,803	$2,014

Basic net income per share:
As reported	$0.05	$0.06

Pro forma	$0.05	$0.05

Diluted net income per share:
As reported	$0.05	$0.06

Pro forma	$0.04	$0.05

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of June 30, 2006, there were 732,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(9)	Commitments and Contingencies

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
We vehemently deny all allegations contained in the lawsuit. Management believes that we have not breached any non-competition covenants, have not solicited ACS employees, and have not misappropriated ACS confidential information. Management further believes that the “factual” allegations made against us are false and inaccurate and that the legal theories asserted by ACS are without merit. Management further believes, based on discovery that has taken place to date, that even if the allegations as currently set forth in the petition were true, ACS has suffered no or nominal damage, particularly in light of the settlement agreement with Oates and his related entities.
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
In January 2006, we acquired two companies, MazikUSA, Inc. and TACS, Inc. The combined purchase price for the two companies was approximately $14.6 million, comprised of approximately $11.7 million in cash and 325,000 shares of Tyler common stock. See Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements.
As disclosed in Note 8 in the Notes to the Unaudited Condensed Consolidated Financial Statements we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123R, “Share-Based Payments.” In the three and six months ended June 30, 2006, the total share-based compensation expense was $504,000 and $975,000, respectively, or 1% of total revenue for both periods. The distribution of this expense for the six months ended June 30, 2006 was $902,000 to selling, general and administrative expense and $73,000 to cost of software services and maintenance.
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
ANALYSIS OF RESULTS OF OPERATIONS
          Revenues
The following table sets forth the key components of our revenues for the periods presented as of June 30:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2006	Total	2005	Total	(Decrease)	2006	Total	2005	Total	(Decrease)
Software licenses	$9,824	20%	$7,872	18%	25%	$17,395	19%	$14,209	17%	22%
Software services	15,061	31	13,469	31	12	28,181	30	25,721	31	10
Maintenance	17,716	36	15,806	37	12	35,373	38	31,227	37	13
Appraisal services	5,108	10	4,635	11	10	9,807	10	9,784	12	—
Hardware and other	1,442	3	1,403	3	3	3,253	3	2,903	3	12

Total revenues	$49,151	100%	$43,185	100%	14%	$94,009	100%	$83,844	100%	12%

     Software licenses. Changes in software license revenues consist of the following components:
•	Software license revenue related to financial products, which comprises over 75% of our software license revenues, was up significantly for the three and six months ended June 30, 2006 compared to the prior year periods. Two-thirds of the year-to-date increase occurred in the second quarter. The increase includes revenues from a new contract to install our MUNIS financial software applications in the United States Virgin Islands. This contract is valued at approximately $3.6 million and includes a wide range of fully integrated financial, revenue, human resource and productivity software applications. We expect to complete this installation over an eighteen month period. Third party software revenue also increased over the comparable prior year period because we sold more financial software modules that utilize third party software. Also, in late 2005 we simplified the implementation process for one of our financial products, which has enabled us to deliver the product more rapidly.

•	Software license revenue related to our other products in the aggregate experienced strong increases for the three months and six months ended June 30, 2006 compared to the prior year periods. These increases were mainly due to continued market acceptance of our Odyssey courts and justice products as a result of the product maturing, successful early implementations and leveraging our existing customer base.
     Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial products, which comprises more than half of our software services revenue, was up moderately compared to the three and six months ended June 30, 2005, as a result of a general increase in the volume of software license transactions. Typically, contracts for software licenses include services such as installation of the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software.

•	Software services revenue related to Odyssey courts and justice products was up significantly compared to the three and six months ended June 30, 2005, reflecting increased contract volume. Since March 31, 2005, we have increased our presence with Odyssey in Texas and Florida and added one contract in both Nevada and Michigan.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased over the prior year periods due to growth in our installed customer base and slightly higher maintenance rates on certain product lines.
Appraisal services. The appraisal services business is driven in part by revaluation cycles in various states. Appraisal services revenue increased over the prior year periods due to a large existing customer entering their next appraisal cycle as well as the addition of new customers.
          Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of June 30:

	Second Quarter				Six Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
Software licenses	$2,416	25%	$2,275	29%	$5,092	29%	$4,524	32%
Acquired software	353	4	199	3	654	4	397	3
Software services and maintenance	22,949	70	19,963	68	44,694	70	39,876	70
Appraisal services	3,454	68	3,706	80	6,860	70	8,018	82
Hardware and other	1,033	72	992	71	2,301	71	2,064	71

Total cost of revenue	$30,205	61%	$27,135	63%	$59,601	63%	$54,879	65%

Overall gross margin	38.5%		37.2%		36.6%		34.5%
Cost of software license revenues. The main component of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the balance. Once a product is released, we begin to amortize over the estimated useful life of the product the costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers and rent for related office space.
For the three and six months ended June 30, 2006 cost of software license revenues as a percent of revenues declined due to slightly lower amortization expense of software development costs as some products became fully amortized during the first quarter of 2006 and higher software license revenues.

Cost of acquired software. When we complete an acquisition we allocate the excess purchase price over the fair value of net tangible assets acquired to amortizable software, customer and trade name intangibles, with the remainder allocated to goodwill that is not subject to amortization. Amortization expense of acquired software is recorded as cost of revenues while amortization expense of other acquisition intangibles is recorded as amortization of customer and trade name intangibles. The estimated useful life of acquired software ranges from three to five years. In 2006, cost of acquired software increased compared to the prior year because we completed two acquisitions in late January 2006.
Cost of software services and maintenance revenues. For the three months ended June 30, 2006, cost of software services and maintenance grew 15% while the related software services and maintenance revenues increased 12% compared to the prior year period. For the six months ended June 30, 2006, cost of software services and maintenance and the related software services and maintenance revenues both increased 12% compared to the prior year period. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities.
Cost of appraisal services revenues. The appraisal services gross margin increased for the three and six months ended June 30, 2006, mainly due to significant organizational changes and headcount reductions we made in the second quarter of 2005 to our appraisal services business to bring costs in line with expected levels of revenue.
Gross margin. Our overall gross margin for the quarter ended June 30, 2006 was 38.5%, compared to 37.2% in the quarter ended June 30, 2005. For the six months ended June 30, 2006 our overall gross margin was 36.6% compared to 34.5% in the prior year period. The gross margin rose mainly due to a revenue mix that included more software license revenues, as well as lower costs as a result of the restructuring of our appraisal services business in the second quarter of 2005. Software license revenue inherently has higher gross margins than other revenues such as software services and hardware.
          Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses (SG&A) for the periods presented as of June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2006	2005	$	%	2006	2005	$	%
Selling, general and administrative expenses	$12,993	$11,263	$1,730	15%	$24,871	$23,207	$1,664	7%

Percent of revenues	26%	26%			26%	28%
For the six months ending June 30, 2006, SG&A includes a non-cash purchased in-process research and development charge of $140,000 relating to one of our acquisitions in January 2006 and $975,000 of non-cash share-based compensation expense as a result of implementing SFAS No. 123R in January 2006. Offsetting these charges was lower SG&A relating to our appraisal services and appraisal and tax software businesses due to the restructuring of those businesses in the second quarter of 2005.
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
We reorganized the appraisal services business to eliminate levels of management and reduce overhead expense. We also took actions to reduce headcount and costs in our appraisal and tax software division, and we consolidated certain senior management positions at the corporate office. These cost reductions were made in the second quarter of 2005. As a result, we eliminated approximately 120 positions, including management, staff and project-related personnel.

In connection with the reorganization, we incurred certain charges which were primarily comprised of employee severance costs and related fringe benefits, and totaled approximately $1.3 million before income taxes. The related payments were paid in 2005.
          Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer and trade name intangibles with the remainder allocated to goodwill that is not subject to amortization. However, amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2006	2005	$	%	2006	2005	$	%
Amortization of customer and trade name intangibles	$325	$316	$9	3%	$647	$633	$14	2%
In January 2006 we completed two acquisitions which increased amortizable customer intangibles by $217,000. This amount will be amortized over five to seven years.
          Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter				Six Months
			Change				Change
($ in thousands)	2006	2005	$	%	2006	2005	$	%
Income tax provision	$2,068	$1,423	$645	45%	$3,415	$1,753	$1,662	95%

Effective income tax rate	36%	41%			37%	41%
The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes, the qualified manufacturing activities deduction, non-deductible meals and entertainment costs and in 2006 the rate is also impacted by non-deductible share-based compensation expense. The effective income tax rate in 2006 is expected to be 39.9%. For the three and six months ended June 30, 2006 the effective rate declined compared to the prior year mainly due to changes in the Texas franchise tax law and rates enacted in the second quarter of 2006 and lower state income taxes as a result of a change in our corporate structure implemented in early 2005.
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2006, we had cash and cash equivalents of $12.0 million and short-term investments of $10.5 million, compared to cash and cash equivalents of $20.7 million and short-term investments of $11.7 million at December 31, 2005. Cash provided by operating activities was $10.6 million in the six months ended June 30, 2006 compared to $7.2 million for the same period in 2005.
At June 30, 2006, our days sales outstanding (“DSO”) was 96 days compared to DSO of 101 days at December 31, 2005. DSO is calculated based on total accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $12.8 million in the first six months of 2006 compared to $2.8 million cash provided from investing activities for the same period in 2005. In January 2006, we acquired two companies, MazikUSA, Inc. and TACS, Inc. The combined purchase price for the two companies was approximately $14.6 million, comprised of approximately $11.7 million in cash and 325,000 shares of Tyler common stock. Other investing activities in the six months ended June 30, 2006 were primarily comprised of a liquidation of $1.3 million of short term investments and investments of $2.3 million in property and equipment. The property and equipment increase was due to expenditures related to computer hardware and software, including a new enterprise-wide customer relationship management system, and other asset additions to support internal growth. In the comparable prior year period, investing activities were comprised of a liquidation of $4.4 million of short term investments and investments of $777,000 in software development and $885,000 in property and equipment. Capital expenditures were funded from cash generated from operations.
On February 11, 2005, we entered into a revolving bank credit agreement (the “Credit Facility”). The Credit Facility matures February 11, 2008 and provides for total borrowings of up to $30.0 million and a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit. As of June 30, 2006, our effective interest rate was 6.8% under the Credit Facility. As of June 30, 2006 we had no debt and outstanding letters of credit totaling $4.5 million to secure surety bonds required by some of our customer contracts. These letters of credit expire during 2006 and early 2007.
Financing activities used cash of $6.6 million in the first six months of 2006 compared to $9.9 million in the same period for 2005. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.
During the six months ended June 30, 2006, we purchased 833,000 shares of our common stock for an aggregate purchase price of $8.3 million. We currently have authorization to repurchase up to 1.2 million additional shares of Tyler common stock. A summary of the repurchase activity during the six months ended June 30, 2006 is as follows:

			Maximum number of
			shares that may be
			purchased under
	Total number of	Average cost per	current
Period	shares purchased	share	authorization
January 1 through January 31	250	$8.75	1,814
February 1 through February 28	—	—	1,814
March 1 through March 31	—	—	1,814
April 1 through April 30	86	10.74	1,728
May 1 through May 31	291	10.35	1,437
June 1 through June 30	206	10.39	1,231

Total six months ended June 30, 2006	833	$9.92	1,231

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004 and October 2005. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future. Our credit agreement includes a covenant which limits repurchases of our common stock to $20 million in any trailing twelve month period beginning after February 11, 2005.
We made federal and state income tax payments, net of refunds of $4.9 million in the six months ended June 30, 2006 compared to $3.2 million in the comparable prior year.
From time to time we engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital, we may incur debt or issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how such acquisitions may be financed. In the absence of future acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of June 30, 2006, we had funds invested in auction rate municipal bonds, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.

We have no outstanding debt at June 30, 2006, and are therefore not subject to any interest rate risk.
In order to enhance our ability to manage foreign currency risk associated with a contract denominated in Canadian dollars we contracted in December 2005 with a commercial bank to enter into a series of forward contracts, at no material cost to us, to acquire Canadian dollars through 2009 at fixed prices. These forward contracts have been entered into for periods consistent with the related underlying exposure in this contract and do not constitute positions independent of this exposure. If the applicable exchange rate was to increase or decrease 10% from the rate at June 30, 2006, our current risk management liabilities/assets would increase or decrease approximately $220,000. We do not enter into derivative contracts for speculative purposes, nor are we a party to any leveraged derivative instrument.
ITEM 4. Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.
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
We vehemently deny all allegations contained in the lawsuit. Management believes that we have not breached any non-competition covenants, have not solicited ACS employees, and have not misappropriated ACS confidential information. Management further believes that the “factual” allegations made against us are false and inaccurate and that the legal theories asserted by ACS are without merit. Management further believes based on discovery that has taken place to date that, even if the allegations as currently set forth in the petition were true, ACS has suffered no or nominal damage, particularly in light of the settlement agreement with Oates and his related entities.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 18, 2006. The results of the matters voted on at the meeting are as follows:
With respect to the election of directors, shares were voted as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
Donald R. Brattain	33,582,293	93,568
J. Luther King, Jr.	33,485,762	190,099
John S. Marr, Jr.	33,383,196	292,665
G. Stuart Reeves	33,490,356	185,505
Michael D. Richards	33,480,126	195,735
Dustin R. Womble	33,539,900	135,961
John M. Yeaman	33,133,159	542,702
With respect to the amendment to our stock option plan to increase the number of shares of our stock that may be issued under the stock option plan from 7,500,000 shares to 8,500,000 shares, votes were as follows:

For	Against	Abstain
25,448,241	1,411,228	66,956
     With respect to the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2006, votes were as follows:

For	Against	Abstain
33,598,202	64,529	13,130
ITEM 5. Other Information
None
ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Senior Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: July 26, 2006