Form 10-Q
period 2006-09-30
TYLER TECHNOLOGIES INC
filed 2006-10-26
CIK 860731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
(Check one): Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares of common stock of registrant outstanding at October 24, 2006: 38,817,719

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$10,422	$7,153	$27,817	$21,362
Software services	14,497	13,103	42,678	38,824
Maintenance	18,847	16,655	54,220	47,882
Appraisal services	4,920	4,147	14,727	13,931
Hardware and other	1,453	1,248	4,706	4,151

Total revenues	50,139	42,306	144,148	126,150

Cost of revenues:
Software licenses	2,500	2,159	7,592	6,683
Acquired software	353	198	1,007	595
Software services and maintenance	22,647	20,171	67,341	60,047
Appraisal services	3,386	3,027	10,246	11,045
Hardware and other	1,096	929	3,397	2,993

Total cost of revenues	29,982	26,484	89,583	81,363

Gross profit	20,157	15,822	54,565	44,787

Selling, general and administrative expenses	13,201	11,445	38,072	34,652
Restructuring charge	—	—	—	1,260
Amortization of customer and trade name intangibles	326	317	973	950

Operating income	6,630	4,060	15,520	7,925

Other income, net	306	224	603	603

Income before income taxes	6,936	4,284	16,123	8,528
Income tax provision	2,523	1,703	5,938	3,456

Net income	$4,413	$2,581	$10,185	$5,072

Earnings per common share:
Basic	$0.11	$0.07	$0.26	$0.13

Diluted	$0.11	$0.06	$0.24	$0.12

Basic weighted average common shares outstanding	38,705	39,104	38,947	39,659
Diluted weighted average common shares outstanding	41,898	41,771	41,911	42,160
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,052	$20,733
Short-term investments available-for-sale	12,025	11,750
Restricted certificate of deposit	5,000	4,750
Accounts receivable (less allowance for losses of $2,303 in 2006 and $1,991 in 2005)	44,632	49,644
Prepaid expenses	5,937	5,158
Other current assets	2,783	2,201
Deferred income taxes	2,128	2,128

Total current assets	93,557	96,364

Accounts receivable, long-term portion	1,500	1,547
Property and equipment, net	7,233	5,759

Other assets:
Restricted certificate of deposit	—	250
Goodwill	65,889	53,709
Customer related intangibles, net	17,816	17,696
Software, net	16,062	17,645
Trade name, net	1,217	1,262
Sundry	178	205

	$203,452	$194,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,655	$3,330
Accrued liabilities	16,516	16,027
Deferred revenue	52,845	51,304
Income taxes payable	—	289

Total current liabilities	73,016	70,950

Deferred income taxes	9,659	11,290

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2006 and 2005	481	481
Additional paid-in capital	151,463	151,515
Accumulated earnings	13,954	3,769
Treasury stock, at cost; 9,329,395 and 9,273,342 shares in 2006 and 2005, respectively	(45,121)	(43,568)

Total shareholders’ equity	120,777	112,197

	$203,452	$194,437

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$10,185	$5,072
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,592	7,857
Share-based compensation	1,529	—
Purchased in-process research and development charge	140	—
Non cash item	307	—
Deferred income taxes	(141)	—
Gain on disposal of assets	—	(85)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	5,496	5,523
Income tax payable	(2,201)	(2,328)
Prepaid expenses and other current assets	(591)	(604)
Accounts payable	177	(360)
Accrued liabilities	(103)	(531)
Deferred revenue	297	2,156

Net cash provided by operating activities	22,687	16,700

Cash flows from investing activities:
Proceeds from sale of short-term investments	14,691	13,176
Purchases of short-term investments	(14,966)	(10,032)
Cost of acquisitions	(12,237)	—
Investment in software development costs	(203)	(951)
Additions to property and equipment	(3,288)	(1,196)
Other	(6)	15

Net cash (used by) provided by investing activities	(16,009)	1,012

Cash flows from financing activities:
Purchase of treasury shares	(9,923)	(15,429)
Proceeds from employee stock purchase plan	719	896
Proceeds from exercise of stock options	2,420	349
Other	425	(31)

Net cash used by financing activities	(6,359)	(14,215)

Net increase in cash and cash equivalents	319	3,497
Cash and cash equivalents at beginning of period	20,733	12,573

Cash and cash equivalents at end of period	$21,052	$16,070

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2006 and December 31, 2005 and operating result amounts are for the three and nine months ended September 30, 2006 and 2005, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2005. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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
We acquired assets of approximately $400,000 and assumed liabilities of approximately $1.5 million. We recorded goodwill of $12.2 million, all of which is expected to be deductible for tax purposes, and other intangible assets of $3.4 million. The $3.4 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately five years, and purchased in-process research and development of $140,000 which we expensed during the first quarter of 2006. Our consolidated balance sheet as of September 30, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The operating results of the acquired business are included in our results of operations since their respective dates of acquisition in late January 2006.

In September 2006, we also purchased certain maintenance and support agreements associated with one of our financial products for approximately $580,000. These costs have been capitalized and will be amortized over 13 years.

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

(5)	Shareholders’ Equity

The following table details activity in our common stock:

	Nine months ended September 30,
	2006		2005
	Shares	Amount	Shares	Amount
Repurchases of common stock	(987)	$(9,923)	(2,181)	$(15,429)
Stock option exercises	526	2,420	169	349
Employee stock plan purchases	80	700	134	896
Shares issued for acquisitions	325	2,891	—	—
As of September 30, 2006 we have authorization from our board of directors to repurchase up to 1.1 million additional shares of Tyler common stock.

(6)	Income Tax Provision

The following table sets forth a comparison of our income tax provision for the following periods:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Income tax provision	$2,523	$1,703	$5,938	$3,456

Effective income tax rate	36.4%	39.8%	36.8%	40.5%
The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes, the qualified manufacturing activities deduction, non-deductible meals and entertainment costs and in 2006 the rate is also impacted by non-deductible share-based compensation expense.

The effective rate for the three months ended September 30, 2006 was lower than the prior year mainly due to a benefit from previously unclaimed tax credits resulting from the completion of state income tax audits. The effective rate for the nine months ended September 30, 2006 was lower than the prior year mainly due to changes in the Texas franchise tax law and rates enacted in the second quarter of 2006, favorable state income tax audit results and lower state income taxes as a result of a change in our corporate structure implemented in early 2005.

We made federal and state income tax payments, net of refunds, of $7.9 million in the nine months ended September 30, 2006, compared to $5.9 million in net payments for the same period of the prior year.

(7)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:

Net income	$4,413	$2,581	$10,185	$5,072

Denominator:

Weighted-average basic common shares outstanding	38,705	39,104	38,947	39,659

Assumed conversion of dilutive securities:
Stock options	1,921	1,567	1,734	1,446
Warrants	1,272	1,100	1,230	1,055

Potentially dilutive common shares	3,193	2,667	2,964	2,501

Weighted-average common shares outstanding, assuming full dilution	41,898	41,771	41,911	42,160

Earnings per common share:
Basic	$0.11	$0.07	$0.26	$0.13

Diluted	$0.11	$0.06	$0.24	$0.12

(8)	Share-Based Compensation

Share-based compensation plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Options become fully exercisable after three to five years of continuous employment and expire ten years after the grant date. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Results for prior periods have not been restated. For prior periods we applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and provided the required pro forma disclosures under SFAS No. 123.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. We granted options for 120,000 shares and 1.0 million shares for the three months ended September 30, 2006 and 2005, respectively. We granted options for 237,000 shares and 1.1 million shares for the nine months ended September 30, 2006 and 2005, respectively. A summary of the weighted average assumptions and results for options granted during the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Expected life (in years)	6.5	5.0	6.0	5.0
Expected volatility	44.7%	47.9%	45.0%	49.0%
Risk-free interest rate	5.0%	4.1%	4.9%	4.1%
Expected dividend yield	0%	0%	0%	0%
Expected forfeiture rate	3%	0%	3%	0%
Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the three and nine months ended September 30, 2006, which is recorded in the statement of operations:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Cost of software services and maintenance	$37	$110
Selling, general and administrative expense	517	1,419

Total share-based compensation expense	$554	$1,529

The amount included in selling, general and administrative expense includes share-based compensation expense related to a non-employee consultant of $115,000 for three months ended September 30, 2006 and $227,000 for nine months ended September 30, 2006.

At September 30, 2006 we had unvested options to purchase 1.4 million shares with a weighted average grant date fair value of $3.81. As of September 30, 2006, we had $4.7 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over the following periods:

2006 (last three months)	$427
2007	1,541
2008	1,215
2009	875
2010	576
2011	70

As a result of adopting SFAS No. 123R on January 1, 2006, our income before income taxes and net income for the nine months ended September 30, 2006, are $1.3 million and $913,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are both $0.02 lower than if we had continued to account for share-based compensation under APB No. 25.

Stock Option Activity

As of September 30, 2006, we had options to purchase an aggregate of 4.2 million shares outstanding, and options to purchase an additional 949,000 shares were authorized for future grants under the plan.

Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2005	4,608	$4.99
Options granted	237	10.76
Options exercised	(526)	4.61
Options forfeited	(110)	6.72
Options expired	—	—

Outstanding at September 30, 2006	4,209	5.32	6	$32,050
Exercisable at September 30, 2006	2,786	4.21	5	$24,287
Other information pertaining to option activity during the nine months ended September 30 was as follows:

	2006	2005
Weighted average grant-date fair value of stock options granted	$5.42	$3.53
Total fair value of stock options vested	1,397	1,264
Total intrinsic value of stock options exercised	3,334	902
The following table summarizes information about outstanding and exercisable options at September 30, 2006:

		Weighted
		Average			Weighted
		Remaining	Weighted		Average
	Number	Contractual Life	Average	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Price
$ 0.00 - $ 1.27	70	4.5	$1.14	70	$1.14
$ 1.27 - $ 2.54	685	4.6	1.68	685	1.68
$ 2.54 - $ 3.80	86	5.8	3.35	83	3.34
$ 3.80 - $ 5.07	1,394	5.5	4.47	1,114	4.44
$ 5.07 - $ 6.34	603	3.4	5.47	554	5.45
$ 6.34 - $ 7.61	909	8.8	7.52	169	7.52
$ 7.61 - $ 8.88	105	7.1	7.98	27	7.70
$ 8.88 - $10.14	132	7.7	9.27	74	9.15
$10.14 - $11.41	205	9.3	10.63	10	10.19
$11.41 - $13.50	20	10.0	12.68	—	—

	4,209	6.1	$5.32	2,786	$4.21

Prior Period Pro Forma Presentations

Prior to 2006, our share-based compensation plan was accounted for using the intrinsic value method prescribed in APB No. 25 and related Interpretations. No share-based compensation was reflected in net income in the three and nine months ended September 30, 2005, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123R, our net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income as reported	$2,581	$5,072
Add: share-based compensation included in net income, net of tax	—	—
Deduct: total share-based compensation determined under fair value based method for all awards, net of tax	(230)	(706)

Pro forma net income	$2,351	$4,366

Basic net income per share:
As reported	$0.07	$0.13

Pro forma	$0.06	$0.11

Diluted net income per share:
As reported	$0.06	$0.12

Pro forma	$0.06	$0.10

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of September 30, 2006, there were 705,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(9)	Commitments and Contingencies

As disclosed in our prior public filings including our Quarterly Report on Form 10-Q for the period ended June 30, 2006, on September 9, 2005, Affiliated Computer Services, Inc. (“ACS”) filed litigation in Dallas County, Texas against Tyler Technologies alleging that we breached the non-competition and non-solicitation covenants set forth in the Stock Purchase Agreement dated December 29, 2000 between ACS and us, pursuant to which we sold to ACS for cash all of the issued and outstanding capital stock of Business Resources Corporation, which comprised a significant portion of our then existing property records business. We denied all allegations contained in the lawsuit and filed counterclaims against ACS, including claims for business disparagement and defamation. On September 28, 2006, we entered into a settlement agreement with ACS in which ACS agreed to dismiss and release all claims against us in exchange for our release and dismissal of all claims against ACS. No other consideration was exchanged by ACS or us. An order of dismissal with prejudice was entered into by the 116th Judicial District Court of Dallas County, Texas on October 6, 2006.

Other than routine litigation incidental to our business and except as described herein, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(10)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on technical merits of this position. The provisions of FIN 48 become effective as of January 1, 2007, with any cumulative effect of the change in accounting principle to be recorded as an adjustment to our accumulated earnings at that date. We are currently evaluating the impact of adopting FIN 48 on our financial statements, and we currently believe that such adoption should not be material to us.

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

As disclosed in Note 8 in the Notes to the Unaudited Condensed Consolidated Financial Statements we implemented the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123R, “Share-Based Payments.” In the three and nine months ended September 30, 2006, the total share-based compensation expense was $554,000 and $1.5 million, respectively, or 1% of total revenue for both periods. The distribution of this expense for the nine months ended September 30, 2006 was $1.4 million to selling, general and administrative expense and $110,000 to cost of software services and maintenance.

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

ANALYSIS OF RESULTS OF OPERATIONS
          Revenues
The following table sets forth the key components of our revenues for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2006	Total	2005	Total	(Decrease)	2006	Total	2005	Total	(Decrease)
Software licenses	$10,422	21%	$7,153	17%	46%	$27,817	19%	$21,362	17%	30%
Software services	14,497	29	13,103	31	11	42,678	30	38,824	31	10
Maintenance	18,847	37	16,655	39	13	54,220	38	47,882	38	13
Appraisal services	4,920	10	4,147	10	19	14,727	10	13,931	11	6
Hardware and other	1,453	3	1,248	3	16	4,706	3	4,151	3	13

Total revenues	$50,139	100%	$42,306	100%	19%	$144,148	100%	$126,150	100%	14%

Software licenses. Changes in software license revenues consist of the following components:
•	Software license revenue related to financial products, which comprises approximately 75% of our software license revenues, increased significantly for the three and nine months ended September 30, 2006 compared to the prior year periods primarily due to growth from geographic expansion and increased success in winning larger deals. Third party software revenue also increased over the comparable prior year period because we sold more financial software modules that utilize third party software. Also, in late 2005 we simplified the implementation process for one of our financial products, which has enabled us to deliver the product more rapidly.
•	Software license revenue related to our other products in the aggregate experienced strong increases for the three months and nine months ended September 30, 2006 compared to the prior year periods. These increases were mainly due to continued market acceptance of our Odyssey courts and justice products as a result of the product maturing, successful early implementations and leveraging our existing customer base.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial products, which comprises more than half of our software services revenue, increased significantly compared to the three and nine months ended September 30, 2005, as a result of a general increase in the volume of software license transactions and higher implementation staff levels. Typically, contracts for software licenses include services such as installation of the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software.
•	Software services revenue related to Odyssey courts and justice products was up significantly compared to the three and nine months ended September 30, 2005, reflecting increased contract volume. Since March 31, 2005, we have increased our presence with Odyssey in Texas and Florida and added one contract in both Nevada and Michigan.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased over the prior year periods due to growth in our installed customer base and slightly higher maintenance rates on certain product lines.
Appraisal services. The appraisal services business is driven in part by revaluation cycles in various states. Appraisal services revenue increased over the prior year periods due to activity related to Ohio’s revaluation cycle which occurs every six years as well as the addition of new customers.

          Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of September 30:

	Third Quarter				Nine Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2006	Revenues	2005	Revenues	2006	Revenues	2005	Revenues
Software licenses	$2,500	24.0%	$2,159	30.2%	$7,592	27.3%	$6,683	31.3%
Acquired software	353	3.4	198	2.8	1,007	3.6	595	2.8
Software services and maintenance	22,647	67.9	20,171	67.8	67,341	69.5	60,047	69.3
Appraisal services	3,386	68.8	3,027	73.0	10,246	69.6	11,045	79.3
Hardware and other	1,096	75.4	929	74.4	3,397	72.2	2,993	72.1

Total cost of revenue	$29,982	59.8%	$26,484	62.6%	$89,583	62.1%	$81,363	64.5%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter			Nine Months
Gross Margin Percentage	2006	2005	Change	2006	2005	Change
Software licenses & acquired software	72.6%	67.0%	5.6%	69.1%	65.9%	3.2%
Software services and maintenance	32.1	32.2	(0.1)	30.5	30.7	(0.2)
Appraisal services	31.2	27.0	4.2	30.4	20.7	9.7
Hardware	24.6	25.6	(1.0)	27.8	27.9	(0.1)

Total gross margin	40.2%	37.4%	2.8%	37.9%	35.5%	2.4%
Software licenses. For the three and nine months ended September 30, 2006 software license gross margins have increased due to significantly higher software license revenues and slightly lower amortization expense of software development costs as some products became fully amortized during the first quarter of 2006. Approximately half of our cost of software license revenues is amortization expense for capitalized development costs on certain software products. Amortization costs are fixed in nature and do not change with revenue changes. Once a product is released, we begin to amortize over the estimated useful life of the product the costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers and rent for related office space.

Software services and maintenance. For the three and nine months ended September 30, 2006, the software services and maintenance gross margin was comparable to the prior year periods because software services and maintenance revenues grew at the same rate as the related costs. The cost of software services and maintenance increased because we added to our implementation and support staff to support new sales growth and deliver sales backlog. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities.

Appraisal services. The appraisal services gross margin increased for the three months ended September 30, 2006, because results in the prior year period included cost inefficiencies associated with one large contract. The appraisal services gross margin increased for the nine months ended September 30, 2006 mainly due to significant organizational changes and headcount reductions we made in the second quarter of 2005 to our appraisal services business to bring costs in line with expected levels of revenue.

The overall gross margin rose mainly due to a revenue mix that included more software license revenues, as well as lower costs as a result of the restructuring of our appraisal services business in the second quarter of 2005. Software license revenue inherently has higher gross margins than other revenues such as software services and hardware.
          Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses (SG&A) for the periods presented as of September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2006	2005	$	%	2006	2005	$	%
Selling, general and administrative expenses	$13,201	$11,445	$1,756	15%	$38,072	$34,652	$3,420	10%

Percent of revenues	26%	27%			26%	27%
For the nine months ending September 30, 2006, SG&A includes a non-cash purchased in-process research and development charge of $140,000 relating to one of our acquisitions in January 2006 and $1.4 million of non-cash share-based compensation expense as a result of implementing SFAS No. 123R in January 2006. Slightly offsetting these charges was lower SG&A relating to our appraisal services and appraisal and tax software businesses due to the restructuring of those businesses in the second quarter of 2005.
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

          Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer and trade name intangibles with the remainder allocated to goodwill that is not subject to amortization. However, amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2006	2005	$	%	2006	2005	$	%
Amortization of customer and trade name intangibles	$326	$317	$9	3%	$973	$950	$23	2%
In January 2006 we completed two acquisitions which increased amortizable customer intangibles by $217,000. This amount will be amortized over five to seven years. In September 2006 we acquired certain maintenance and support agreements associated with one of our financial products which increased customer intangibles by $795,000 and will be amortized over 13 years.
          Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter				Nine Months
			Change				Change
($ in thousands)	2006	2005	$	%	2006	2005	$	%
Income tax provision	$2,523	$1,703	$820	48%	$5,938	$3,456	$2,482	72%

Effective income tax rate	36.4%	39.8%			36.8%	40.5%
The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to the state income taxes, the qualified manufacturing activities deduction, non-deductible meals and entertainment costs. In 2006 the rate is also impacted by non-deductible share-based compensation expense.
The effective rate for the three months ended September 30, 2006 was lower than the prior year mainly due to a benefit from previously unclaimed tax credits resulting from the completion of state income tax audits. The effective rate for the nine months ended September 30, 2006 was lower than the prior year mainly due to changes in the Texas franchise tax law and rates enacted in the second quarter of 2006, favorable state income tax audit results and lower state income taxes as a result of a change in our corporate structure implemented in early 2005.
FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2006, we had cash and cash equivalents of $21.1 million and short-term investments of $12.0 million, compared to cash and cash equivalents of $20.7 million and short-term investments of $11.7 million at December 31, 2005. Cash provided by operating activities was $22.7 million in the nine months ended September 30, 2006 compared to $16.7 million for the same period in 2005.
At September 30, 2006, our days sales outstanding (“DSO”) was 80 days compared to DSO of 101 days at December 31, 2005. DSO decreased compared to the fourth quarter of 2005 because of annual maintenance billing collections. Our maintenance billings typically peak in December and June of each year and are followed by collections in the subsequent quarter. DSO is calculated based on total accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $16.0 million in the first nine months of 2006 compared to $1.0 million cash provided from investing activities for the same period in 2005. In January 2006, we acquired two companies, MazikUSA, Inc. and TACS, Inc. The combined purchase price, including transaction costs, for the two companies was approximately $14.6 million, comprised of approximately $11.7 million in cash and 325,000 shares of Tyler common stock. In September 2006 we also purchased certain maintenance and support agreements associated with one of our financial products for approximately $580,000. Other investing activities in the nine months ended September 30, 2006 were primarily comprised of investments of $3.3 million in property and equipment. The property and equipment expenditures related to computer hardware and purchased software for internal use, including a new enterprise-wide customer relationship management system, and other asset additions to support internal growth. In the comparable prior year period, investing activities were comprised of a liquidation of $3.1 million of short term investments and investments of $951,000 in software development and $1.2 million in property and equipment. Capital expenditures were funded from cash generated from operations.

On February 11, 2005, we entered into a revolving bank credit agreement (the “Credit Facility”). The Credit Facility matures February 11, 2008 and provides for total borrowings of up to $30.0 million and a $10.0 million Letter of Credit facility under which the banks will issue cash collateralized letters of credit. As of September 30, 2006, our effective interest rate was 6.8% under the Credit Facility. As of September 30, 2006 we had no debt and outstanding letters of credit totaling $5.0 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through mid 2007.

Financing activities used cash of $6.4 million in the first nine months of 2006 compared to $14.2 million in the same period for 2005. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.

During the nine months ended September 30, 2006, we purchased 987,000 shares of our common stock for an aggregate purchase price of $9.9 million. We currently have authorization to repurchase up to 1.1 million additional shares of Tyler common stock. A summary of the repurchase activity during the nine months ended September 30, 2006 is as follows:

			Maximum number of
			shares that may be
			purchased under
	Total number of	Average cost	current
Period	shares purchased	per share	authorization
January 1 through January 31	250	$8.75	1,814
February 1 through February 28	—	—	1,814
March 1 through March 31	—	—	1,814
April 1 through April 30	86	10.74	1,728
May 1 through May 31	291	10.35	1,437
June 1 through June 30	206	10.39	1,231
July 1 through July 31	119	10.53	1,112
August 1 through August 31	35	11.63	1,077
September 1 through September 30	—	—	1,077

Total nine months ended September 30, 2006	987	$10.05	1,077

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

We made federal and state income tax payments, net of refunds, of $7.9 million in the nine months ended September 30, 2006 compared to $5.9 million in the comparable prior year.

From time to time we engage in discussions regarding potential acquisitions. In order to consummate any such acquisitions, which could require significant commitments of capital, we may incur debt or issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how such acquisitions may be financed. In the absence of future acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we may borrow under our credit agreement.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of September 30, 2006, we had funds invested in auction rate municipal securities, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.

We have no outstanding debt at September 30, 2006, and are therefore not subject to any interest rate risk.

In order to enhance our ability to manage foreign currency risk associated with a contract denominated in Canadian dollars we contracted in December 2005 with a commercial bank to enter into a series of forward contracts, at no material cost to us, to acquire Canadian dollars through 2009 at fixed prices. These forward contracts have been entered into for periods consistent with the related underlying exposure in this contract and do not constitute positions independent of this exposure. If the applicable exchange rate was to increase or decrease 10% from the rate at September 30, 2006, our current risk management liabilities/assets would increase or decrease approximately $210,000. We do not enter into derivative contracts for speculative purposes, nor are we a party to any leveraged derivative instrument.
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
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in our prior public filings including our Quarterly Report on Form 10-Q for the period ended June 30, 2006, on September 9, 2005, Affiliated Computer Services, Inc. (“ACS”) filed litigation in Dallas County, Texas against Tyler Technologies alleging that we breached the non-competition and non-solicitation covenants set forth in the Stock Purchase Agreement dated December 29, 2000 between ACS and us pursuant to which we sold to ACS for cash all of the issued and outstanding capital stock of Business Resources Corporation, which comprised a significant portion of our then existing property records business. We denied all allegations contained in the lawsuit and filed counterclaims against ACS, including claims for business disparagement and defamation. On September 28, 2006, we entered into a settlement agreement with ACS in which ACS agreed to dismiss and release all claims against us in exchange for our release and dismissal of all claims against ACS. No other consideration was exchanged by ACS or us. An order of dismissal with prejudice was entered into by the 116th Judicial District Court of Dallas County, Texas on October 6, 2006.
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
Date: October 24, 2006