Form 10-K
period 2006-12-31
TYLER TECHNOLOGIES INC
filed 2007-03-01
CIK 860731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of the Form 10-K or any amendment to the Form 10-K. YES ☐ NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $405,517,000 based on the reported last sale price of common stock on June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter.
     The number of shares of common stock of the registrant outstanding on February 23, 2007 was 38,728,261.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 17, 2007.

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
MARKET OVERVIEW
The state and local government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,100 counties, 36,000 cities and towns and 14,400 school districts. This market is also comprised of approximately 35,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.
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
Gartner estimates that state and local government IT spending will grow from $48.4 billion in 2007 to $55.6 billion in 2010, with local government accounting for $25.1 billion of IT spending in 2007 and $28.9 billion in 2010. The external services and software segments of the market, where our business is primarily focused, are expected to be the most rapidly growing areas of the local government IT market, expanding from $13.1 billion in 2007 to $16.1 billion in 2010.
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
We also offer certain software products on an outsourced basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, we host the applications and data at one of our data centers. Customers typically pay monthly fees under multi-year contracts for these services.
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
In 2006 we began offering a student information system for K-12 schools, which manages such applications as scheduling, grades and attendance and software products to manage public sector pension funds.
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
In 2003 we released Odyssey, an all-new unified court case management system. Odyssey uses enhanced Web-browser concepts to render a unique user interface. It incorporates current technology – XML, n-tier architecture, component-based design, and an ultra-thin client footprint – to maximize the value of a court’s investment in new software. We believe that some of Odyssey’s design concepts, including embedded imaging functionality, COM+ objects to enable local customization, and an architecture that enables multiple deployment options, are unique in the court automation marketplace.

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

•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of IT products and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenue. We have a large recurring revenue base from maintenance and support, with an annual run rate of $73 million. We have historically experienced very low customer turnover (less than 2% annually for our major software business units) and recurring revenues continue to grow as the installed customer base increases. In addition, since the beginning of 2001, we have established a growing recurring revenue stream from ASP hosting and other similar services.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same products result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, we may from time to time selectively pursue strategic acquisitions that provide us with one or more of the following:
❑	products and services to complement our existing offerings;

❑	entry into new markets related to local governments; and

❑	new customers and/or geographic expansion.
•	Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we will enhance Microsoft Dynamics AX with public sector-specific functionality. The co-development will broaden the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality will be sold in the United States and internationally through Microsoft’s distribution channels and is expected to be available for delivery in 2010. Tyler will also become an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and will sell the solutions directly into the government market. Tyler will receive license and maintenance royalties on direct and indirect sales of the solutions co-developed under this multi-year term of this relationship.
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

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2006, approximately 38% of our revenue was attributable to ongoing support and maintenance agreements.
COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same products and services that we provide. Most of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Lawson Software, Inc., SAP AG, MAXIMUS, Inc., Affiliated Computer Services, Inc., SunGard Data Systems, Inc., New World Systems and Manatron, Inc. In addition, we sometimes compete with consulting and systems integration firms, such as BearingPoint, Inc., which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals through a request for proposal process.
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
BACKLOG
At December 31, 2006, our estimated revenue backlog was approximately $205.9 million, compared to $165.4 million at December 31, 2005. The backlog represents signed contracts under which the products have not been delivered or the services have not been performed as of year-end. Approximately $150.3 million of the backlog is expected to be recognized during 2007.
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
EMPLOYEES
At December 31, 2006, we had approximately 1,530 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

INTERNET WEBSITE AND AVAILABILITY OF PUBLIC FILINGS
We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of this site is http://www.sec.gov.
We also maintain an Internet site at www.tylertech.com. We make available free of charge through this site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Forms 4 and 5, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our “Code of Business Conduct and Ethics” is also available on our Web site. We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics by posting such information on our Web site.
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
Fixed- price contracts may affect our profits.
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
Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. The number of qualified, high-rated insurance companies that offer performance bonds has decreased in recent years, while the costs associated with securing these bonds has increased dramatically. In addition, we are generally required to issue a letter of credit as security for the issuance of a performance bond. We periodically enter into long-term borrowing agreements and each letter of credit we issue without corresponding cash collateral may reduce our borrowing capacity under the borrowing agreement. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We have not declared or paid a cash dividend since we entered the business of providing software solutions and services to the public sector in February 1998. Additionally, we may enter into credit agreements that could restrict our ability to pay cash dividends. We intend to retain earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES.
We occupy a total of approximately 275,000 square feet of office and warehouse space, 27,000 of which we own. We lease our principal executive office located in Dallas, Texas, as well as other offices for our divisions in Colorado, Iowa, Maine, Ohio, Texas and Washington.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2006, we had approximately 2,225 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,225 beneficial owners of our common stock.
The following table sets forth for the calendar periods indicated the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2005:	First Quarter	$8.45	$6.29
	Second Quarter	7.90	5.25
	Third Quarter	8.69	7.25
	Fourth Quarter	9.15	7.88

2006:	First Quarter	$11.00	$8.40
	Second Quarter	11.50	9.80
	Third Quarter	13.36	10.27
	Fourth Quarter	14.99	12.41

2007:	First Quarter (through February 23, 2007)	$14.93	$13.04

We did not pay any cash dividends in 2006 or 2005. During 2006 our bank credit agreement contained restrictions on the payment of cash dividends. We terminated this credit agreement in January 2007. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2006.

			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average	under equity compensation
	outstanding options, warrants	exercise price of	plans (excluding securities
	and rights as of	outstanding options,	reflected in initial column as of
Plan Category	December 31, 2006	warrants and rights	December 31, 2006)
Equity compensation plans approved by security shareholders:
Stock options	4,086,580	$5.32	973,671
ESPP	23,639	11.95	659,445
Equity compensation plans not approved by security shareholders:	—	—	—

	4,110,219	$5.36	1,633,116

During 2006, we purchased approximately 1.0 million shares of our common stock for an aggregate cash purchase price of $10.5 million. A summary of the repurchase activity during 2006 is as follows:

			Maximum number
	Total number		of shares that may
	of shares	Average price paid	be repurchased under
Period	repurchased	per share	current authorization
Three months ended March 31	250,000	$8.75	1,814,000
Three months ended June 30	583,000	10.42	1,231,000
Three months ended September 30	154,000	10.78	1,077,000
October 1 through October 31	23,000	12.79	1,054,000
November 1 through November 30	23,000	13.60	1,031,000
December 1 through December 31	—	—	1,031,000

Total year ended December 31, 2006	1,033,000	$10.19

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004 and October 2005. As of December 31, 2006, we had remaining authorization to repurchase up to 1.0 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2001. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
TYLER TECHNOLOGIES, INC.	100	91.65	211.65	183.74	192.97	309.01
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 600 INFORMATION TECHNOLOGY	100	63.58	97.83	104.33	104.08	113.89

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA(1):
Revenues	$195,303	$170,457	$172,270	$145,454	$133,897
Costs and expenses:
Cost of revenues (2)	120,499	108,970	108,432	90,627	88,347
Selling, general and administrative expenses (2)	51,711	46,242	45,451	38,390	33,914
Restructuring charge	—	1,260	—	—	—
Amortization of customer and trade name intangibles	1,318	1,266	1,267	925	897

Operating income	21,775	12,719	17,120	15,512	10,739
Realized gain on sale of investment in H.T.E., Inc. (3)	—	—	—	23,233	—
Other income (expense), net	1,080	906	317	339	(698)

Income from continuing operations before income taxes	22,855	13,625	17,437	39,084	10,041
Income tax provision	8,493	5,432	7,309	13,106	3,869

Income from continuing operations	$14,362	$8,193	$10,128	$25,978	$6,172

Income from continuing operations per diluted share	$0.34	$0.19	$0.23	$0.58	$0.12

Weighted average diluted shares	41,868	42,075	44,566	45,035	49,493

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$26,804	$21,187	$22,159	$22,535	$19,845
Cash flows (used by) provided by investing activities	(24,326)	1,820	(9,914)	(590)	(7,974)
Cash flows used by financing activities	(5,999)	(14,847)	(9,940)	(25,421)	(3,398)

BALANCE SHEET DATA:
Total assets	$220,276	$194,437	$190,487	$186,396	$169,845
Long-term obligations, less current portion	—	—	—	—	2,550
Shareholders’ equity	125,875	112,197	118,400	117,907	118,656

(1)	In December 2003, we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services software for local governments. These results include the results of the operations of Eden from the date of its acquisition.

(2)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified-prospective method. In 2006 cost of revenues include $147,000 share-based compensation expense and selling, general and administrative expenses include $1.8 million share-based compensation expense. In accordance with the standard, results of operations for the years prior to 2006 are reported under the previous accounting standard and no expense was recorded.

(3)	On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million) for the year ended December 31, 2003.

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
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
•	Revenues — We derive our revenues from four primary sources: sale of software licenses; software services; appraisal services; and maintenance and support. Because the majority of the software we sell is “off-the-shelf”, increased sales of software products generally result in incrementally higher gross margins. Thus, the most significant driver to our business is the number and size of software license sales. In addition, new software license sales generally generate implementation services revenues as well as future maintenance and support revenues, which we view as a recurring revenue source. We also monitor our customer base and churn since our maintenance and support revenue should increase due to our historically low customer turnover.

•	Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses in connection with providing software implementation and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project.

•	Selling, General and Administrative (“SG&A”) Expenses – The primary components of SG&A expense are administrative and sales personnel salaries and commissions, marketing expense, research and development costs, rent and professional fees. Sales commissions generally fluctuate with revenues but other administrative expenses tend to grow at a slower rate than revenues; however, these costs have recently grown disproportionately because of the requirements of corporate governance legislation. Research and development costs fluctuate from year-to-year depending on product development activity.

•	Liquidity and Cash Flows — The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in software development and property and equipment and the discretionary purchases of treasury stock. During 2006 we used cash of $12.2 million to acquire two small companies and certain maintenance and support agreements. In 2006, we also purchased 1.0 million shares of our common stock at an aggregate cash purchase price of $10.5 million. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.
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
Revenue Recognition. We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition.” We recognize revenue on our appraisal services contracts using the proportionate performance method of accounting, with considerations for the provisions of Emerging Issue Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Our revenues are derived from sale of software licenses, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or programming a minor feature the customer had in their prior software solution. These amounts have historically been considered nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, we review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
For those software arrangements that involve significant production, modification or customization of the software, which is considered essential to its functionality, and for substantially all real estate appraisal outsourcing projects, we recognize revenue and profit as the work progresses using the percentage-of-completion method and the proportionate performance method of revenue recognition. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known.
We use contract accounting, primarily the percentage-of-completion method, and apply the provisions of SOP No. 81-1 “Accounting for Performance of Construction — Type and Certain Production — Type Contracts” for those software arrangements that involve significant production, modification or customization of the software, or where our software services are otherwise considered essential to the functionality of the software. In addition, we recognize revenue using the proportionate performance method of revenue recognition for our property appraisal projects, some of which can range up to three years. In connection with these and certain other contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination.
In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue which represents billings in excess of revenue earned. The majority of this liability consists of maintenance billings in which payments are made in advance and the revenue is ratably earned over the maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product has not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.
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
Share-based Compensation. We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Prior to January 1, 2006, we accounted for share-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly no compensation expense was recorded because the exercise prices of the stock options equaled the market prices of the underlying stock on the dates of grants. However, prior to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, share-based compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to 2006.
Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Subsequently, we recorded compensation expense in our statement of operations over the service period that the awards are expected to vest. Compensation cost recognized in 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Forfeiture rate assumptions are derived from historical data. We estimate stock price volatility at the date of grant based on the historical volatility of our common stock. Estimated option life is determined using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.
ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2006, 2005 and 2004.
2006 Compared to 2005
Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2006	Total	2005	Total	$	%
Software licenses	$37,414	19%	$29,552	17%	$7,862	27%
Software services	57,588	29	51,532	30	6,056	12
Maintenance	73,413	38	64,728	38	8,685	13
Appraisal services	19,755	10	18,374	11	1,381	8
Hardware and other	7,133	4	6,271	4	862	14

Total revenues	$195,303	100%	$170,457	100%	$24,846	15%

Software licenses. Changes in software license revenues consist of the following components:
▪	Software license revenue related to financial products, which comprise over 70% of our software license revenues in the years presented, increased significantly compared to the prior year primarily due to growth from geographic expansion and increased success in winning larger contracts. Third party software revenue also increased over the comparable prior year because we sold more financial software modules that utilize third party software. Also, in late 2005 we simplified the implementation process for one of our financial products, which has enabled us to deliver the product more rapidly. Our financial software products automate accounting systems for cities, counties, school districts, public utilities and not-for-profit organizations.

▪	In 2006 software license revenue related to our products other than financial systems experienced strong increases in the aggregate compared to 2005. Software license revenues from our Odyssey courts and justice products experienced a substantial increase over the prior year as a result of the product maturing following successful early implementations and leveraging our existing customer base. In addition, licenses of our tax and appraisal products and a document management product were much higher than the prior year due to several new Java based product releases and increased appraisal revaluation activity. Our appraisal software license volume varies from period to period dependent upon the special needs and timing of our customers. Local government taxing entities normally reappraise properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. While certain of these taxing jurisdictions contract with our appraisal services division to perform the reappraisals, it is not always necessary for the customer to purchase new software in order to process the appraisals. In some cases, a customer may simply add additional appraisal software modules to enhance the functionality of its existing software.
Software services. Changes in software services revenues consist of the following components:
▪	Software services revenue related to financial products, which comprise more than half of our software service revenue in the years presented, increased significantly in 2006 compared to the prior year reflecting increased contract volume and additions to training staff which enabled us to deliver our backlog at a faster rate. Typically, software contracts include services such as installing the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software. Our application service provider (“ASP”) hosting and disaster recovery services also contributed to the increase as a result of geographic expansion, primarily in the South in the aftermath of hurricane Katrina.

•	Software services revenue related to Odyssey courts and justice products was up moderately in 2006 compared to 2005 reflecting increased contract volume. Since March 31, 2005, we have increased our presence with Odyssey in Texas, Florida and Michigan and added one contract in Nevada. Odyssey software services revenue did not increase as strongly as Odyssey software license revenue because the prior year included a $1.4 million contract for follow-on services to an existing customer that had previously implemented and accepted the software.

•	Software services revenue related to our document management products experienced strong increases in 2006 due to several new Java based product releases and other related products.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased due to growth in our installed customer base as evidenced by our software license revenue and slightly higher maintenance rates on most of our product lines.
Appraisal services. The appraisal services business is driven in part by revaluation cycles in various states. Appraisal services revenue increased over the prior year mainly due to activity related to Ohio’s revaluation cycle, which occurs every six years as well as the addition of new customers. The Ohio revaluation cycle was nearly complete by the end of 2006. The level of appraisal services revenues in 2007 will depend on our ability to replace appraisal services revenues associated with the Ohio revaluation.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	Change
($ in thousands)	2006	revenues	2005	revenues	$	%
Software licenses	$9,980	27%	$9,101	31%	$879	10%
Acquired software	1,360	4	794	3	566	71
Software services and maintenance	90,330	69	80,347	69	9,983	12
Appraisal services	13,563	69	14,188	77	(625)	(4)
Hardware and other	5,266	74	4,540	72	726	16

Total cost of revenues	$120,499	62%	$108,970	64%	$11,529	11%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented for the following years ended December 31:

Gross margin percentages	2006	2005	Change
Software licenses and acquired software	69.7%	66.5%	3.2%
Software services and maintenance	31.0	30.9	0.1
Appraisal services	31.3	22.8	8.5
Hardware	26.2	27.6	(1.4)

Overall gross margin	38.3%	36.1%	2.2%
Cost of software license revenues. Our software license gross margin percentage in 2006 increased due to substantially higher software license revenues and slightly lower amortization expense of software development costs as some products became fully amortized during the first quarter of 2006. Approximately half of our cost of software license revenues is amortization expense for capitalized development costs on certain software products with the remainder consisting of costs related to third-party software.

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
Cost of software services and maintenance revenues. The software services and maintenance gross margin percentage in 2006 was comparable to the 2005. The cost of software services and maintenance increased because we added to our implementation and support staff to increase our capacity to support new sales growth and deliver sales backlog. Cost of software services and maintenance primarily consists of expenses, such as personnel costs related to installation of our software licenses, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery.
Cost of appraisal services revenues. The appraisal services gross margin percentage increased in 2006 compared to 2005 mainly due to significant organizational changes and headcount reductions we made in the second quarter of 2005 to our appraisal services business to bring costs in line with expected levels of revenue. In addition, margins in 2005 were negatively affected by cost inefficiencies associated with one large contract.
The overall gross margin percentage rose mainly due to a revenue mix that included more software license revenues, as well as lower costs as a result of the restructuring of our appraisal services business in the second quarter of 2005. Software license revenue inherently has higher gross margins than other revenues such as software services and hardware.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2006	revenues	2005	revenues	$	%
Selling, general and administrative expenses	$51,711	26%	$46,242	27%	$5,469	12%
In 2006 SG&A includes a non-cash purchased in-process research and development charge of $140,000 relating to one of our acquisitions in January 2006 and $2.0 million of non-cash share-based compensation expense as a result of implementing SFAS No. 123R in January 2006. Partially offsetting these charges were lower SG&A expenses relating to our appraisal services and appraisal and tax software businesses due to the restructuring of those businesses in the second quarter of 2005.
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

Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired and amortizable software, customer and trade name intangibles with the remainder allocated to goodwill that is not subject to amortization. However, amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as other expense. The estimated useful lives of both customer and trade name intangibles are 5 to 25 years. The following table sets forth a comparison of amortization of customer and trade name intangibles for the following years ended December 31:

			Change
($ in thousands)	2006	2005	$	%
Amortization of customer and trade name intangibles	$1,318	$1,266	$52	4%
Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2007	$1,348
2008	1,323
2009	1,237
2010	1,237
2011	1,221
Other
Interest income is the main component of other income, which also includes non-usage and other fees associated with a credit agreement we terminated in January 2007, gain on sale of certain assets, gains and losses on risk management liabilities and assets associated with a foreign exchange contract and miscellaneous other items. Interest income in 2006 was $1.4 million compared to $900,000 in 2005.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($ in thousands)	2006	2005	$	%
Income tax provision	$8,493	$5,432	$3,061	56%

Effective income tax rate	37.2%	39.9%
The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. In 2006 the rate is also impacted by non-deductible share-based compensation expense.
The effective rate for 2006 was lower than the prior year mainly due to changes in the Texas franchise tax law and rates enacted in the second quarter of 2006, favorable state income tax audit results and lower state income taxes as a result of a change in our corporate structure implemented in early 2005.
Slightly more than half of our stock option awards granted qualify as incentive stock options (“ISO”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, our effective tax rate from year to year is subject to variability.

2005 Compared to 2004
Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2005	Total	2004	Total	$	%
Software licenses	$29,552	17%	$30,258	18%	$(706)	(2)%
Software services	51,532	30	49,786	29	1,746	4
Maintenance	64,728	38	57,760	33	6,968	12
Appraisal services	18,374	11	27,394	16	(9,020)	(33)
Hardware and other	6,271	4	7,072	4	(801)	(11)

Total revenues	$170,457	100%	$172,270	100%	$(1,813)	(1)%

Software licenses. Changes in software license revenues consist of the following components:
▪	Software license revenue related to financial products, which comprise approximately 80% of our software license revenues in the years presented, increased slightly compared to the prior year primarily due to third party software products which enhance the functionality of our proprietary software.

▪	Software license revenue related to our Odyssey courts and justice products declined in 2005 compared to 2004. The prior year was unusually high because it included approximately $900,000 of license fees earned upon final acceptance for two original Odyssey installation sites. In 2005 we had fifteen Odyssey contracts in process compared to seven Odyssey contracts in 2004. The implementation cycle for Odyssey products ranges from nine to thirty-six months depending on the scope of the contract and modification complexity. We have recognized revenue on these contracts using contract accounting.
Software services. Changes in software services revenues consist of the following components:
▪	Software services revenue related to financial products, which comprise more than half of our software service revenue in the years presented, increased moderately in 2005 compared to the prior year. Approximately one-half of our financial software services revenue increase related to training and the remaining increases were due to new customers for our application service provider hosting and disaster recovery services and other miscellaneous services. We increased our training staff in 2005 which enabled us to deliver our backlog at a faster rate.

▪	Software services revenue related to our Odyssey courts and justice products increased significantly in 2005 compared to the prior year mainly due to a new $1.4 million contract for follow-on services to an existing customer that had previously implemented and accepted the software.

▪	Software services revenue related to appraisal and tax products declined substantially in 2005. This decline was mainly associated with the completion of several legacy appraisal and tax contracts in 2004 and early 2005.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased due to growth in our installed customer base as evidenced by our software license revenue and slightly higher maintenance rates on most of our product lines.
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

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	Change
($ in thousands)	2005	revenues	2004	revenues	$	%
Software licenses	$9,101	31%	$8,819	29%	$282	3%
Acquired software	794	3	1,447	5	(653)	(45)
Software services and maintenance	80,347	69	72,609	68	7,738	11
Appraisal services	14,188	77	20,132	73	(5,944)	(30)
Hardware and other	4,540	72	5,425	77	(885)	(16)

Total cost of revenues	$108,970	64%	$108,432	63%	$538	0%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented for the following years ended December 31:

Gross margin percentages	2005	2004	Change
Software licenses and acquired software	66.5%	66.1%	0.4%
Software services and maintenance	30.9	32.5	(1.6)
Appraisal services	22.8	26.5	(3.7)
Hardware	27.6	23.3	4.3

Overall gross margin	36.1%	37.1%	(1.0)%
Cost of software license revenues. Amortization expense for capitalized software products declined from $6.1 million in 2004 to $5.9 million in 2005, because certain software products became fully amortized during 2005, which offset new amortization expense from software products released in 2004.
Cost of acquired software. In 2005 cost of acquired software declined compared to the prior year because certain acquired software assets recorded for previous acquisitions became fully amortized.
Cost of software services and maintenance revenues. In 2005 cost of software services and maintenance grew 11% while the related software services and maintenance revenues increased 8% compared to the prior year period. During 2005, costs increased at a faster rate than related software services and maintenance revenues, which reflects lower utilization of personnel in our appraisal and tax software division, costs to support our recently released Orion products, a shift in the roles of certain of our development personnel whose costs were capitalized in 2004 to projects that were expensed in 2005, and higher health care costs.
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
Gross margin percentage. The overall gross margin percentage decline was due to cost inefficiencies associated with lower appraisal services revenues and efforts and costs to support our recently released Orion products, as well as a shift in the roles of certain of our development personnel whose costs were capitalized in 2004 to projects that are being expensed in 2005 and higher health care costs.

Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2005	revenues	2004	revenues	$	%
Selling, general and administrative expenses	$46,242	27%	$45,451	26%	$791	2%

SG&A increased mainly due to higher health care costs and an increase in the number of marketing personnel. These increases were offset somewhat by lower consulting fees associated with documenting our internal control processes.
Other
Interest income is the main component of other income, which also includes non-usage and other fees associated with a credit agreement we terminated in January 2007, gain on sale of certain assets, gain on risk management assets associated with a foreign exchange contract and miscellaneous other items. Other income increased compared to 2004 mainly due to higher interest rates and a small gain on sale of certain assets.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($ in thousands)	2005	2004	$	%
Income tax provision	$5,432	$7,309	$(1,877)	(26)%

Effective income tax rate	39.9%	41.9%
The effective income tax rate declined 2% from 2004 due to the qualified manufacturing activities deduction enacted in 2005 and a corporate reorganization in 2005 which favorably impacted our state income tax provision.
FINANCIAL CONDITION AND LIQUIDITY
Historically, we have funded our operations and capital expenditures primarily with cash generated from operating activities. As of December 31, 2006, our combined cash and cash equivalents and short-term investments (including restricted cash equivalents and a restricted certificate of deposit) balance was $41.7 million compared to $37.5 million at December 31, 2005. Cash provided by operating activities was $26.8 million in 2006 compared to $21.2 million in 2005 and $22.2 million in 2004. Cash and short-term investments increased primarily due to continued strong operating performance and higher deferred revenue due to additional maintenance customers and new contract signings.
At December 31, 2006, our days sales outstanding (“DSOs”) were 102 days compared to DSOs of 101 days at December 31, 2005. DSOs are calculated based on accounts receivable (excluding long-term receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $24.3 million in 2006, while investing activities provided cash of $1.8 million in 2005 and used cash of $9.9 million in 2004. In January 2006, we acquired two companies, MazikUSA, Inc. and TACS, Inc. The combined purchase price, including transaction costs, for the two companies was approximately $14.6 million, comprised of approximately $11.7 million in cash and 325,000 shares of Tyler common stock. In September 2006 we also purchased certain maintenance and support agreements associated with one of our financial products for approximately $580,000. Other investing activities during 2006 were capital expenditures of $4.3 million, including $4.1 million for computer hardware and purchased software for internal use, including a new enterprise-wide customer relationship management system, and other asset additions to support internal growth. In 2005 and 2004 investing activities primarily consisted of investments in software development and property and equipment. Investing activities in 2004 also included adjustments to the acquisition of Eden Systems, Inc. (“Eden”). Pursuant to our purchase agreement, two of the shareholders of Eden were granted the right to “put” their remaining shares to Tyler and we were also granted the right to “call” the remaining shares. In 2004, we purchased the remaining 2,500 shares for $725,000 in cash.
We purchased $26.8 million of short-term investments during 2006. Proceeds from sales of short-term investments were $19.0 million during 2006. During 2006, the short-term investments earned interest income of $438,000 which was reinvested. We also earned interest income of $962,000 from money market investments and a restricted certificate of deposit.
Financing activities used cash of $6.0 million in 2006 compared to $14.8 million in 2005 and $9.9 million in 2004. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and contributions from our employee stock purchase plan.
During 2006, we purchased approximately 1.0 million shares of our common stock for an aggregate cash purchase price of $10.5 million.
In 2006, we received $2.9 million from the exercise of options to purchase approximately 623,000 shares of our common stock under our employee stock option plan. During 2005 we issued 436,000 shares of common stock and received $1.8 million in aggregate proceeds, upon exercise of stock options and during 2004 we issued 680,000 shares of common stock and received $1.9 million in aggregate proceeds upon exercise of stock options.
In both 2006 and 2005, we received $1.0 million for contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). The ESPP was adopted by our shareholders in May 2004.
Subsequent to December 31, 2006 and through February 23, 2007 we purchased approximately 188,000 shares of our common stock for an aggregate cash purchase price of $2.6 million.
We maintain a $10.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit. As of December 31, 2006 we had outstanding letters of credit totaling $5.0 million to secure surety bonds required by some of our customer contracts.
In the first quarter of 2007 we acquired two small companies and a building for a combined cash purchase price of $5.0 million. We have not finalized the allocation of the excess purchase price over the fair value of the net identifiable assets of the acquired companies but expect this allocation will result in non-cash charges that may have a small dilutive effect on earnings per share in 2007.
Excluding acquisitions, we anticipate that 2007 capital spending will be between $3.5 million and $4.0 million, the majority of which will be related to computer equipment and software for infrastructure expansions. We currently do not expect to capitalize significant amounts related to software development in 2007 but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2007 is expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed. In the absence of future acquisitions of other businesses, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we believe that credit would be available to us.

We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2013. Most leases contain renewal options and some contain purchase options. Following are the future obligations under non-cancelable leases at December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Future rental payments under operating leases	$4,591	$4,365	$4,124	$2,843	$2,077	$1,465	$19,465
It is not our usual business practice to enter into off-balance sheet arrangements or to issue guarantees to third parties. As of December 31, 2006 we have no material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2006, our capitalization consisted of $125.9 million of shareholders’ equity.
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the interpretation will have a material impact on our results from operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of SFAS No. 157 on our financial condition and results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of December 31, 2006, we had funds invested in auction rate municipal securities and state and municipal bonds, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.
We have no outstanding debt at December 31, 2006, and we therefore are not subject to any interest rate risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our consolidated financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Our chief executive officer and our chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)) as of December 31, 2006. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2006 such disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting — During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, Tyler’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited Tyler’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of Tyler’s internal control over financial reporting appears on page F-2 hereof.
ITEM 9B. OTHER INFORMATION
None.

PART III
See the information under the following captions in Tyler’s definitive Proxy Statement, which is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation by reference does not include the Compensation Discussion and Analysis, the Compensation Committee Report or the Audit Committee Report which are included in the Proxy Statement.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

ITEM 11.	EXECUTIVE COMPENSATION.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Headings in Proxy Statement
“Tyler Management” and “Corporate Governance Principles and Board Matters”

“Executive Compensation”

“Security Ownership of Certain Beneficial Owners and Management”

“Executive Compensation “

The information required under this item may be found under the section captioned “Proposals For Consideration — Proposal Two — Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2007” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.
The following documents are filed as part of this Annual Report:
(a)	(1)	The consolidated financial statements are filed as part of this Annual Report.

Page
	Reports of Independent Registered Public Accounting Firm	F-1

	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	F-3

	Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-6

	Notes to Consolidated Financial Statements	F-7

(2)	The following financial statement schedule is filed as part of this report.

	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	F-23

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

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated by reference herein).

10.3
Purchase Agreement between Tyler Corporation, Richmond Partners, Ltd. and Louis A. Waters, dated August 20, 1997 (filed as Exhibit 10.24 to our Form 8-K, dated September 2, 1997, and incorporated by reference herein).

*10.4	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated August 5, 2003.

10.5
Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated July 1, 2003 (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein).

10.6
Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John M. Yeaman dated July 1, 2003 (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended July 31, 2003 and incorporated by reference herein).

10.7
Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated July 1, 2003 (filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2003 and incorporated by reference herein).

*10.8	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller, dated February 26, 2007.

10.9	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

Date: February 26, 2007	By:	/s/ John S. Marr John S. Marr Chief Executive Officer and President (principal executive officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2007	By:	/s/ John S. Marr John S. Marr Chief Executive Officer and President Director (principal executive officer)

Date: February 26, 2007	By:	/s/ John M. Yeaman

John M. Yeaman Chairman of the Board

Date: February 26, 2007	By:	/s/ Brian K. Miller

Brian K. Miller Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 26, 2007	By:	/s/ W. Michael Smith

W. Michael Smith Vice President and Chief Accounting Officer (principal accounting officer)

Date: February 26, 2007	By:	/s/ Donald R. Brattain

Donald R. Brattain Director

Date: February 26, 2007	By:	/s/ J. Luther King

J. Luther King Director

Date: February 26, 2007	By:	/s/ G. Stuart Reeves

G. Stuart Reeves Director

Date: February 26, 2007	By:	/s/ Michael D. Richards

Michael D. Richards Director

Date: February 26, 2007	By:	/s/ Dustin R. Womble

Dustin R. Womble Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Tyler Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Tyler Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 20, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 20, 2007

Tyler Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2006	2005	2004
Revenues:
Software licenses	$37,414	$29,552	$30,258
Software services	57,588	51,532	49,786
Maintenance	73,413	64,728	57,760
Appraisal services	19,755	18,374	27,394
Hardware and other	7,133	6,271	7,072

Total revenues	195,303	170,457	172,270

Cost of revenues:
Software licenses	9,980	9,101	8,819
Acquired software	1,360	794	1,447
Software services and maintenance	90,330	80,347	72,609
Appraisal services	13,563	14,188	20,132
Hardware and other	5,266	4,540	5,425

Total cost of revenues	120,499	108,970	108,432

Gross profit	74,804	61,487	63,838

Selling, general and administrative expenses	51,711	46,242	45,451
Restructuring charge	—	1,260	—
Amortization of customer and trade name intangibles	1,318	1,266	1,267

Operating income	21,775	12,719	17,120

Other income, net	1,080	906	317

Income before income taxes	22,855	13,625	17,437
Income tax provision	8,493	5,432	7,309

Net income	$14,362	$8,193	$10,128

Earnings per common share:
Basic	$0.37	$0.21	$0.25

Diluted	$0.34	$0.19	$0.23

Basic weighted average common shares outstanding	38,817	39,439	41,288
Diluted weighted average common shares outstanding	41,868	42,075	44,566
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$17,212	$20,733
Restricted cash equivalents	4,962	—
Short-term investments available-for-sale	19,543	11,750
Restricted certificate of deposit	—	4,750
Accounts receivable (less allowance for losses of $2,971 in 2006 and $1,991 in 2005)	58,188	49,644
Prepaid expenses	6,864	5,158
Other current assets	2,326	2,201
Deferred income taxes	2,579	2,128

Total current assets	111,674	96,364

Accounts receivable, long-term portion	1,675	1,547
Property and equipment, net	7,390	5,759

Other assets:
Goodwill	66,127	53,709
Customer related intangibles, net	17,502	17,696
Software, net	14,554	17,645
Trade name, net	1,188	1,262
Restricted certificate of deposit	—	250
Sundry	166	205

	$220,276	$194,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,063	$3,330
Accrued liabilities	17,735	16,027
Deferred revenue	62,387	51,304
Income taxes payable	—	289

Total current liabilities	85,185	70,950

Deferred income taxes	9,216	11,290

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2006 and 2005	481	481
Additional paid-in capital	151,627	151,515
Accumulated other comprehensive loss, net of tax	(10)	—
Retained earnings	18,131	3,769
Treasury stock, at cost; 9,255,783 and 9,273,342 shares in 2006 and 2005, respectively	(44,354)	(43,568)

Total shareholders’ equity	125,875	112,197

	$220,276	$194,437

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2006, 2005 and 2004
In thousands

				Accumulated
			Additional	Other	Retained			Total
	Common	Stock	Paid-in	Comprehensive	Earnings	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Equity
Balance at December 31, 2003	48,148	$481	$156,201	$(32)	$(14,552)	(6,704)	$(24,191)	$117,907
Comprehensive income:
Net income	—	—	—	—	10,128	—	—	10,128
Unrealized loss on investment securities, net of tax	—	—	—	(37)	—	—	—	(37)
Reclassification adjustment, net of income taxes of $37	—	—	—	69	—	—	—	69

Total comprehensive income								10,160

Issuance of shares pursuant to stock compensation plan	—	—	(3,704)	—	—	680	5,644	1,940
Treasury stock purchases	—	—	—	—	—	(1,459)	(12,518)	(12,518)
Stock warrant exercises	—	—	(143)	—	—	16	143	—
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(66)	—	—	44	395	329
Federal income tax benefit related to exercise of stock options	—	—	582	—	—	—	—	582

Balance at December 31, 2004	48,148	481	152,870	—	(4,424)	(7,423)	(30,527)	118,400
Comprehensive income:
Net income	—	—	—	—	8,193	—	—	8,193
Unrealized loss on investment securities, net of tax	—	—	—	(8)	—	—	—	(8)
Reclassification adjustment, net of income taxes of $5	—	—	—	8	—	—	—	8

Total comprehensive income								8,193

Issuance of shares pursuant to stock compensation plan	—	—	(1,570)	—	—	436	3,370	1,800
Stock compensation	—	—	18	—	—	—	—	18
Treasury stock purchases	—	—	—	—	—	(2,457)	(17,683)	(17,683)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(116)	—	—	171	1,272	1,156
Federal income tax benefit related to exercise of stock options	—	—	313	—	—	—	—	313

Balance at December 31, 2005	48,148	481	151,515	—	3,769	(9,273)	(43,568)	112,197
Comprehensive income:
Net income	—	—	—	—	14,362	—	—	14,362
Unrealized loss on investment securities, net of tax	—	—	—	(10)	—	—	—	(10)

Total comprehensive income								14,352

Issuance of shares pursuant to stock compensation plan	—	—	(3,158)	—	—	623	6,074	2,916
Stock compensation	—	—	1,960	—	—	—	—	1,960
Treasury stock purchases	—	—	—	—	—	(1,033)	(10,531)	(10,531)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	22	—	—	102	918	940
Federal income tax benefit related to exercise of stock options	—	—	1,150	—	—			1,150
Issuance of shares for acquisitions			138			325	2,753	2,891

Balance at December 31, 2006	48,148	$481	$151,627	$(10)	$18,131	(9,256)	$(44,354)	$125,875

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
In thousands

	2006	2005	2004
Cash flows from operating activities:
Net income	$14,362	$8,193	$10,128
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,102	10,443	11,386
Share-based compensation expense	1,960	—	—
Realized net losses on sales of investment securities	—	—	106
Purchased in-process research and development charge	140	—	—
Non-cash interest and other charges	220	(73)	88
Provision for losses — accounts receivable	2,077	1,641	796
Deferred income tax benefit	(2,520)	(2,200)	(300)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(10,400)	(7,031)	(3,760)
Income tax payable	(78)	(421)	1,063
Prepaid expenses and other current assets	(1,496)	(2,117)	(1,084)
Accounts payable	1,626	561	511
Accrued liabilities	972	2,428	(961)
Deferred revenue	9,839	9,763	4,186

Net cash provided by operating activities	26,804	21,187	22,159

Cash flows from investing activities:
Purchases of short-term investments	(26,825)	(16,882)	(12,277)
Proceeds from sales of short-term investments	19,016	18,964	10,055
Cost of acquisitions, net of cash acquired	(12,237)	—	(946)
Decrease in restricted investments	38	2,500	—
Investment in software development costs	(236)	(1,002)	(4,575)
Additions to property and equipment	(4,088)	(1,734)	(2,267)
Other	6	(26)	96

Net cash (used by) provided by investing activities	(24,326)	1,820	(9,914)

Cash flows from financing activities:
Purchase of treasury shares	(10,531)	(17,683)	(12,518)
Contributions from employee stock purchase plan	1,002	1,036	673
Proceeds from exercise of stock options	2,916	1,800	1,940
Excess tax benefits from share-based compensation expense	614	—	—
Payments on notes payable	—	—	(35)

Net cash used by financing activities	(5,999)	(14,847)	(9,940)

Net (decrease) increase in cash and cash equivalents	(3,521)	8,160	2,305
Cash and cash equivalents at beginning of year	20,733	12,573	10,268

Cash and cash equivalents at end of year	$17,212	$20,733	$12,573

See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
December 31, 2006 and 2005
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.
Tyler’s business is subject to risks and uncertainties including dependence on IT spending by customers, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on principal products and third-party technology and rapid technological change. In addition, our products are complex and we run the risk of errors or defects with new product introductions or enhancements.
PRINCIPLES OF CONSOLIDATION
In 2005, we merged all of our subsidiaries into the parent company. The consolidated financials as of December 31, 2004 include our parent company and our subsidiaries, all of which were wholly-owned.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we determine the appropriate classification of debt and equity securities at the time of purchase and re-evaluate the classification as of each balance sheet date. At December 31, 2006 and 2005, we classified our short-term investments as available-for-sale securities pursuant to SFAS No. 115. Investments which are classified as available-for-sale are recorded at fair value as determined by quoted market price and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of securities sold is determined using the average cost method. Following is a summary of short-term investments:

		Unrealized	Unrealized	Estimated
December 31, 2006	Cost	Gains	Losses	Fair Value
Auction rate municipal securities	$14,875	$—	$—	$14,875
State and municipal bonds	4,684	—	(16)	4,668

	$19,559	$—	$(16)	$19,543

		Unrealized	Unrealized	Estimated
December 31, 2005	Cost	Gains	Losses	Fair Value
Auction rate municipal securities	$11,750	$—	$—	$11,750

We maintain a $10.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit. As of December 31, 2006 approximately $5.0 million of our cash equivalents are restricted and designated as collateral for our letters of credit issued in connection with our surety bond program. These letters of credit expire during 2007.
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
We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of SOP 81-1 “Accounting for Performance of Construction — Type and Certain Production — Type Contracts.”
If the arrangement does not require significant production, modification or customization or where the software services are not considered essential to the functionality of the software revenue, is recognized when all of the following conditions are met:
i.	persuasive evidence of an arrangement exists;

ii.	delivery has occurred;

iii.	our fee is fixed or determinable; and

iv.	collectibility is probable.
For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to insure we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method” as allowed under SOP 98-9 in accounting for any element of a multiple element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.
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
For arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
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
Postcontract Customer Support
Our customers generally enter into PCS agreements when they purchase our software licenses. Our PCS agreements are typically renewable annually. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred. Fair value for the maintenance and support obligations for software licenses is based upon the specific sale renewals to customers.
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
Other:
The majority of deferred revenue consists of unearned support and maintenance revenue that has been billed based on contractual terms in the underlying arrangement with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, software and appraisal services and hardware installation. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination.
Prepaid expenses and other current assets include direct and incremental costs, consisting primarily of commissions associated with arrangements for which revenue recognition has been deferred and third party subcontractor payments. Such costs are expensed at the time the related revenue is recognized.
USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportionate performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets and valuation allowance for receivables. In addition we are primarily self-insured for employee health care and base our self-insurance liability on claims filed and an estimate of claims incurred but not yet reported. Actual results could differ from estimates.
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
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are included with selling, general and administrative expenses and are expensed when incurred. We expensed research and development costs of $3.3 million during 2006, $2.4 million during 2005 and $2.5 million during 2004.
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
STOCK COMPENSATION
Prior to January 1, 2006, we accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by SFAS No. 123,

“Accounting for Stock-Based Compensation”, under which no compensation expense was recognized for stock option grants.
Accordingly, share-based compensation related to our stock options for periods prior to 2006 are included as a pro forma disclosure in the financial statement footnotes.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” using the modified-prospective method. Under this transition method, compensation cost recognized in 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Results for prior periods have not been restated.
As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income taxes and net earnings for 2006 were $2.0 million and $1.6 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for 2006 would have been $0.04 higher, had we continued to account for share-based compensation under APB No. 25.
Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $614,000 excess tax benefit classified as a financing cash inflow for 2006 would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.
If compensation expense for our stock-based awards to employees had been recognized using the fair value method of SFAS No. 123R rather than the intrinsic value method under APB No. 25, net income and earnings per share would have been reduced to the pro forma amounts below for 2005 and 2004.

	Years ended December 31,
	2005	2004
Net income as reported	$8,193	$10,128
Add stock-based employee compensation cost included in net income, net of related tax benefit	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefit	(831)	(1,086)

Pro forma net income	$7,362	$9,042

Basic earnings per share:
As reported	$0.21	$0.25

Pro forma	$0.19	$0.22

Diluted earnings per share:
As reported	$0.19	$0.23

Pro forma	$0.17	$0.20

See Note 9 for further information on our share-based compensation plans.
SEGMENT AND RELATED INFORMATION
Although we have a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”
GOODWILL AND OTHER INTANGIBLE ASSETS
We have used the purchase method of accounting for all of our business combinations. Our business acquisitions result in the allocation of the purchase price to goodwill and other intangible assets. We first allocate the cost of acquired companies to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment annually as of April 1st, or more frequently if impairment indicators arise. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the implementation of SFAS No. 142, we identified two reporting units for impairment testing. The appraisal services and appraisal software stand-alone business unit qualified as a reporting unit since it is one level below an operating segment, discrete financial information exists for the business unit and the executive management group directly reviews this business unit. The other software business units were aggregated into the other single reporting unit. The appraisal services and appraisal software stand-alone business unit is organized in such a manner that both of its revenue sources are tightly integrated with each other and discrete financial information at the operating profit level does not exist for this business unit’s respective revenue sources.
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
COSTS OF COMPUTER SOFTWARE
Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $236,000 during 2006, $1.0 million during 2005, and $4.6 million during 2004. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $5.1 million in 2006, $5.9 million in 2005, and $6.1 million in 2004 and is included in cost of software license revenue in the accompanying consolidated statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, deferred revenues and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our available-for-sale investments are recorded at fair value based on quoted market prices.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2006.
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
In connection with this activity, we have recorded unbilled receivables of $10.1 million and $8.6 million at December 31, 2006 and 2005, respectively, with billing primarily dependent on fixed payment schedules based on specific calendar dates. We also have recorded retention receivable of $3.8 million and $1.7 million at December 31, 2006 and 2005, respectively, and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been classified as non-current receivables in the accompanying consolidated balance sheets.
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
NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the interpretation will have a material impact on our results from operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We have not yet determined the impact of SFAS No. 157 on our financial condition and results of operations.
(2) ACQUISITIONS
In January 2006, we completed the acquisitions of all of the capital stock of MazikUSA, Inc. (“Mazik”) and TACS, Inc. (“TACS”). The total value of these transactions, including transaction costs, was approximately $14.6 million, which was comprised of $11.7 million in cash and 325,000 shares of Tyler common stock valued at $2.9 million.
•	Mazik provides an integrated software solution for schools that combines the functionalities of student performance monitoring, student tracking, financial accounting, human resources and reporting.

•	TACS provides pension and retirement software solutions that assist public and private pension institutions in increasing operational efficiency and accuracy.
We believe the products offered by Mazik and TACS will complement our business model and give us additional opportunities to provide our customers with solutions tailored specifically for local governments.
We acquired assets of approximately $300,000 and assumed liabilities of approximately $1.7 million. We recorded goodwill of $12.4 million, all of which is expected to be deductible for tax purposes, and other intangible assets of $3.3 million. The $3.3 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately five years, and purchased in-process research and development of $140,000 which we expensed during the first quarter of 2006. Our consolidated balance sheet as of December 31, 2006 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The operating results of the acquired businesses are included in our results of operations since their respective dates of acquisition in late January 2006.
In September 2006, we also purchased certain maintenance and support agreements associated with one of our financial software products for approximately $580,000. These costs have been capitalized and will be amortized over 13 years.
(3) RESTRUCTURING CHARGE
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
(4) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives
	(years)	2006	2005
Land	—	$115	$115
Transportation equipment	5	359	389
Computer equipment and purchased software	3-7	15,240	11,722
Furniture and fixtures	5	4,452	4,347
Building and leasehold improvements	5-25	2,426	2,376

		22,592	18,949

Accumulated depreciation and amortization		(15,202)	(13,190)

Property and equipment, net		$7,390	$5,759

Depreciation expense was $2.4 million during 2006, $2.5 million during 2005, and $2.5 million during 2004.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consists of the following at December 31:

	2006	2005
Gross carrying amount of acquisition intangibles:
Goodwill	$66,127	$53,709
Customer related intangibles	25,291	24,278
Software acquired	19,113	16,023
Trade name	1,681	1,643

	112,212	95,653
Accumulated amortization	(23,449)	(20,771)

Acquisition intangibles, net	$88,763	$74,882

Post acquisition software development costs	$36,715	$36,478
Accumulated amortization	(26,107)	(21,048)

Post acquisition software costs, net	$10,608	$15,430

Total amortization expense for acquisition related intangibles and post acquisition software development costs was $7.7 million during 2006, $8.0 million during 2005, and $8.8 million during 2004.
The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2006			December 31, 2005
		Weighted			Weighted
		Average			Average
	Gross Carrying	Amortization	Accumulated	Gross Carrying	Amortization	Accumulated
	Amount	Period	Amortization	Amount	Period	Amortization
Non-amortizable intangibles:
Goodwill	$66,127	—	$—	$53,709	—	$—
Amortizable intangibles:
Customer related intangibles	25,291	21 years	7,789	24,278	22 years	6,582
Software acquired	19,113	5 years	15,167	16,023	5 years	13,808
Trade name	1,681	21 years	493	1,643	21 years	381
The changes in the carrying amount of goodwill for the two years ended December 31, 2006 are as follows:

Balance as of December 31, 2004 and December 31, 2005	$53,709
Goodwill acquired during the year related to the purchase of MazikUSA, Inc	10,198
Goodwill acquired during the year related to the purchase of TACS, Inc	2,220

Balance as of December 31, 2006	$66,127

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues, is as follows:

Years ending December 31,
2007	$2,708
2008	2,621
2009	1,855
2010	1,855
2011	1,273
(6) ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2006	2005
Accrued wages, bonuses and commissions	$10,392	$9,381
Other accrued liabilities	4,416	3,907
Accrued health claims	1,302	1,379
Accrued third party contract costs	1,625	1,360

	$17,735	$16,027

(7) INCOME TAX
The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$9,701	$6,340	$5,978
State	1,312	1,292	1,631

	11,013	7,632	7,609
Deferred	(2,520)	(2,200)	(300)

	$8,493	$5,432	$7,309

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2006	2005	2004
Income tax expense at statutory rate	$7,999	$4,769	$6,103
State income tax, net of federal income tax benefit	430	778	1,060
Non-deductible business expenses	518	182	195
Qualified manufacturing activities	(263)	(149)	—
Other, net	(191)	(148)	(49)

	$8,493	$5,432	$7,309

Slightly more than half of our stock option awards granted qualify as incentive stock options (“ISO”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, our effective tax rate from year to year is subject to variability.

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2006	2005
Deferred income tax assets:
Operating expenses not currently deductible	$1,801	$1,530
Employee benefit plans	1,224	819
Property and equipment	49	—

Total deferred income tax assets	3,074	2,349

Deferred income tax liabilities:
Property and equipment	—	(94)
Intangible assets	(9,535)	(11,202)
Other	(176)	(215)

Total deferred income tax liabilities	(9,711)	(11,511)

Net deferred income tax liabilities	$(6,637)	$(9,162)

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2006 and 2005 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
We paid income taxes, net of refunds received, of $10.4 million in 2006, $8.1 million in 2005, and $6.5 million in 2004.
(8) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	(1,033)	$(10,531)	(2,457)	$(17,683)	(1,459)	$(12,518)
Stock option exercises	623	2,916	436	1,800	680	1,940
Employee stock plan purchases	102	940	171	1,156	44	329
Shares issued for acquisitions	325	2,891	—	—	—	—
Subsequent to December 31, 2006 and through February 23, 2007, we repurchased 188,000 shares for an aggregate purchase price of $2.6 million. As of February 23, 2007 we had authorization from our board of directors to repurchase up to 843,000 additional shares of our common stock.
As of December 31, 2006, we had warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share. These warrants expire in September 2007.
(9) SHARE-BASED COMPENSATION
     Share-based compensation plan
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Options become fully exercisable after three to five years of continuous employment and expire ten years after the grant date. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Under this transition method, compensation cost recognized in 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). Results for prior periods have not been restated. For prior periods we applied APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and provided the required pro forma disclosures under SFAS No. 123.
As of December 31, 2006, there were 974,000 shares available for future grants under the plan from the 8.5 million shares previously approved by the stockholders.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model.
The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2006	2005	2004
Expected life (in years)	6	5	5
Expected volatility	45.0%	48.4%	79.1%
Risk-free interest rate	4.9%	4.1%	3.7%
Expected forfeiture rate	3%	0%	0%
Share-Based Compensation Under SFAS No. 123R
     The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R which is recorded in the statement of operations for year ending December 31, 2006:

Cost of software services and maintenance	$147
Selling, general and administrative expense	1,813

Total share-based compensation expense	1,960
Tax benefit	(336)

Net decrease in net income	$1,624

Share-based compensation expense recorded in the statement of operations for 2005 and 2004 was zero.

At December 31, 2006 we had unvested options to purchase 1.4 million shares with a weighted average grant date fair value of $4.08. As of December 31, 2006, we had $4.6 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 2.2 years.
     Stock Option Activity
Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2003	4,630	$3.94

Granted	62	9.18
Exercised	(680)	2.85
Forfeited	(48)	3.18

Options outstanding at December 31, 2004	3,964	4.21

Granted	1,135	7.49
Exercised	(436)	4.12
Forfeited	(55)	7.49

Options outstanding at December 31, 2005	4,608	4.99

Granted	237	10.76
Exercised	(623)	4.68
Forfeited	(127)	6.42
Expired	(8)	5.21

Options outstanding at December 31, 2006	4,087	5.32	6	$35,703
Options exercisable at December 31, 2006	2,727	$4.25	5	$26,760
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2006	2005	2004
Weighted average grant-date fair value of stock options granted	$6.13	$3.47	$6.03
Total fair value of stock options vested	1,757	1,519	2,719
Total intrinsic value of stock options exercised	4,227	1,753	4,362
     Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2006, there were 683,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(10) EARNINGS PER SHARE
Basic earnings and diluted earnings per share data was computed as follows:

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income for basic and diluted earnings per share	$14,362	$8,193	$10,128
Denominator:
Denominator for basic earnings per share — Weighted-average shares	38,817	39,439	41,288
Effect of dilutive securities:
Employee stock options	1,799	1,561	2,114
Warrants	1,252	1,075	1,164

Potentially dilutive shares	3,051	2,636	3,278

Denominator for diluted earnings per share — Adjusted weighted-average shares	41,868	42,075	44,566

Basic earnings per share	$0.37	$0.21	$0.25

Diluted earnings per share	$0.34	$0.19	$0.23

Stock options representing the right to purchase common stock of 13,000 shares in 2006, 229,000 shares in 2005, and 110,000 shares in 2004, had exercise prices greater than the average quoted market price of our common stock. These options were outstanding during 2006, 2005 and 2004, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
(11) LEASES
We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have two office facility lease agreements with a shareholder and certain division managers. Most of these leases are noncancelable operating lease agreements and they expire at various dates through 2013. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $4.9 million in 2006, $4.6 million in 2005, and $4.6 million in 2004, which included rent expense associated with related party lease agreements of $1.7 million in 2006, $1.5 million in 2005, and $1.4 million in 2004.
Future minimum lease payments under all noncancelable leases at December 31, 2006 are as follows:

Years ending December 31,
2007	$4,591
2008	4,365
2009	4,124
2010	2,843
2011	2,077
Thereafter	1,465

$19,465

Included in future minimum lease payments are noncancelable payments due to related parties of $1.7 million each in 2007, 2008 and 2009; $552,000 in 2010 and none thereafter.

(12) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 2.5% of an employee’s compensation to the plan. We made contributions to the plan and charged operations $1.6 million during 2006, $1.0 million during 2005, and $801,000 during 2004.
(13) COMMITMENTS AND CONTINGENCIES
Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(14) SUBSEQUENT EVENTS
In the first quarter of 2007 we acquired two small companies and a building for a combined cash purchase price of $5.0 million. We have not finalized the allocation of the excess purchase price over the fair value of the net identifiable assets of the acquired companies but expect this allocation will result in non-cash charges that may have a small dilutive effect on earnings per share in 2007.

(15) QUARTERLY FINANCIAL INFORMATION (unaudited)
The following tables contain selected financial information from unaudited consolidated statements of operations for each quarter of 2006 and 2005.

	Quarter Ended
	2006 (B)				2005 (C)
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$51,155	$50,139	$49,151	$44,858	$44,307	$42,306	$43,185	$40,659
Gross profit (A)	20,239	20,157	18,946	15,462	16,700	15,822	16,050	12,915
Income before income taxes	6,732	6,936	5,828	3,359	5,097	4,284	3,444	800
Net income	4,177	4,413	3,760	2,012	3,121	2,581	2,021	470
Earnings per diluted share	0.10	0.11	0.09	0.05	0.07	0.06	0.05	0.01

Shares used in computing diluted earnings per share	42,163	41,898	41,946	41,894	41,869	41,771	41,943	42,735

(A)	In the fourth quarter of 2005 we reclassified amortization cost of acquired software from amortization of acquisition intangibles to cost of revenues. The reconciliation of gross profit to the 2005 Form 10-Qs is as follows:

	2005
	Dec. 31	Sept. 30	June 30	Mar. 31
Gross profit per Form 10-Q	$16,700	$16,020	$16,249	$13,113
Reclassify acquired software amortization expense	—	(198)	(199)	(198)

Adjusted gross profit	$16,700	$15,822	$16,050	$12,915

(B)	As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income taxes and net earnings for 2006 were $2.0 million and $1.6 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for 2006 would have been $0.04 higher, had we continued to account for share-based compensation under APB No. 25.
(C)	We made significant organizational changes in the second quarter of 2005 to areas of our business that were not performing to our expectations. In connection with the reorganization we recorded a restructuring charge of $1.3 million.

TYLER TECHNOLOGIES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

	Years ended December 31,
Allowance For Losses — Accounts Receivable	2006	2005	2004
Balance at beginning of year	$1,991	$986	$1,094
Additions charged to costs and expenses	2,077	1,641	796
Collection of accounts previously written off	11	—	(271)
Deductions for accounts charged off or credits issued	(1,108)	(636)	(633)

Balance at end of year	$2,971	$1,991	$986