Form 10-Q
period 2007-03-31
TYLER TECHNOLOGIES INC
filed 2007-04-26
CIK 860731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares of common stock of registrant outstanding at April 23, 2007: 38,944,283

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Software licenses	$7,971	$7,571
Software services	15,064	13,120
Maintenance	19,939	17,657
Appraisal services	5,580	4,699
Hardware and other	1,778	1,811

Total revenues	50,332	44,858

Cost of revenues:
Software licenses	1,960	2,676
Acquired software	394	301
Software services and maintenance	24,588	21,745
Appraisal services	3,996	3,406
Hardware and other	1,372	1,268

Total cost of revenues	32,310	29,396

Gross profit	18,022	15,462

Selling, general and administrative expenses	12,976	10,976
Research and development expense	1,223	902
Amortization of customer and trade name intangibles	347	322

Operating income	3,476	3,262

Other income, net	447	97

Income before income taxes	3,923	3,359
Income tax provision	1,522	1,347

Net income	$2,401	$2,012

Earnings per common share:
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Basic weighted average common shares outstanding	38,813	39,114
Diluted weighted average common shares outstanding	42,066	41,894
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,111	$17,212
Restricted cash equivalents	4,462	4,962
Short-term investments available-for-sale	20,774	19,543
Accounts receivable (less allowance for losses of $1,924 in 2007 and $2,971 in 2006)	47,219	58,188
Prepaid expenses	7,083	6,864
Other current assets	2,360	2,326
Deferred income taxes	2,579	2,579

Total current assets	99,588	111,674

Accounts receivable, long-term portion	1,137	1,675
Property and equipment, net	8,506	7,390

Other assets:
Goodwill	68,357	66,127
Customer related intangibles, net	17,821	17,502
Software, net	14,767	14,554
Trade name, net	1,160	1,188
Sundry	155	166

	$211,491	$220,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,121	$5,063
Accrued liabilities	14,714	17,735
Deferred revenue	57,399	62,387
Income taxes payable	1,078	—

Total current liabilities	76,312	85,185

Deferred income taxes	8,854	9,216

Commitments and contingencies
Shareholders’ equity:

Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2007 and 2006	481	481
Additional paid-in capital	149,398	151,627
Accumulated other comprehensive loss, net of tax	(17)	(10)
Retained earnings	20,532	18,131
Treasury stock, at cost; 9,228,593 and 9,255,783 shares in 2007 and 2006, respectively	(44,069)	(44,354)

Total shareholders’ equity	126,325	125,875

	$211,491	$220,276

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,401	$2,012
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,549	2,647
Share-based compensation expense	498	471
Purchased in-process research and development charge	—	140
Non-cash interest and other charges	—	159
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	11,791	12,352
Income tax payable	1,129	191
Prepaid expenses and other current assets	(559)	(700)
Accounts payable	(2,075)	(736)
Accrued liabilities	(3,244)	(2,655)
Deferred revenue	(5,618)	(3,877)

Net cash provided by operating activities	6,872	10,004

Cash flows from investing activities:
Proceeds from sale of short-term investments	2,610	6,330
Purchases of short-term investments	(3,850)	(4,850)
Cost of acquisitions, net of cash acquired	(4,963)	(11,613)
Investment in software development costs	(25)	(73)
Additions to property and equipment	(741)	(955)
Decrease in restricted investments	500	—
Other	38	34

Net cash used by investing activities	(6,431)	(11,127)

Cash flows from financing activities:
Purchase of treasury shares	(3,943)	(2,191)
Contributions from employee stock purchase plan	268	222
Proceeds from exercise of stock options	936	859
Excess tax benefits from share-based compensation expense	197	95

Net cash used by financing activities	(2,542)	(1,015)

Net decrease in cash and cash equivalents	(2,101)	(2,138)
Cash and cash equivalents at beginning of period	17,212	20,733

Cash and cash equivalents at end of period	$15,111	$18,595

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2007 and December 31, 2006 and operating result amounts are for the three months ended March 31, 2007 and 2006, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2006. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Although we have a number of operating divisions, separate segment data has not been presented as they meet the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” to be presented as one segment.

Certain other amounts for the previous period have been reclassified to conform to the current period presentation.

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

If the arrangement does not require significant production, modification or customization or where the software services are not considered essential to the functionality of the software, revenue is recognized when all of the following conditions are met:
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

In February 2007 we completed the acquisition of all of the capital stock of Advanced Data Systems, Inc. (“ADS”), which develops and sells fund accounting solutions, primarily in New England. The total purchase price, including transaction costs along with an office building used in the business, was approximately $4.2 million in cash. In January 2007 we also purchased certain software assets to enhance our courts and justice product line for approximately $756,000 in cash, including transaction costs. The operating results of these acquisitions are included in our results of operations since their respective dates of acquisition.

We believe these acquisitions will complement our business model by broadening our customer base and will give us additional opportunities to provide our customers with solutions tailored specifically for local governments.

In connection with these two transactions we acquired total assets of approximately $1.4 million and assumed total liabilities of approximately $1.0 million. We recorded goodwill of $2.2 million, all of which is expected to be deductible for tax purposes, and other intangible assets of $2.4 million. The $2.4 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 7 years. Our consolidated balance sheet as of March 31, 2007 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.

(4)	Shareholders’ Equity

The following table details activity in our common stock:

	Three months ended March 31,
	2007		2006
	Shares	Amount	Shares	Amount
Purchases of common stock	(290)	$(3,943)	(250)	$(2,191)
Stock option exercises	293	936	249	859
Employee stock plan purchases	24	282	30	222
Shares issued for acquisitions	—	—	325	2,891
As of March 31, 2007 we have authorization from our board of directors to repurchase up to 741,000 additional shares of Tyler common stock.

(5)	Income Tax Provision

For the three months ended March 31, 2007, we had an effective income tax rate of 38.8%, compared to 40.1% for the three months ended March 31, 2006. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. The qualified manufacturing activities deduction rate doubled in 2007 resulting in a lower effective tax rate.

We made federal and state income tax payments, net of refunds, of $228,000 in the three months ended March 31, 2007, compared to $1.1 million in net payments for the same period of the prior year.

We adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits. At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to U. S. Federal income tax examinations for years before 2004 and are no longer subject to state and local income tax examinations by tax authorities for the years before 2002. The Internal Revenue Service commenced examination of our U. S. Federal tax return for 2005 in the first quarter of 2007. To date, there are no proposed adjustments that will have a material impact on our financial position or results of operations.

(6)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2007	2006
Numerator for basic and diluted earnings per share:

Net income	$2,401	$2,012

Denominator:

Weighted-average basic common shares outstanding	38,813	39,114
Assumed conversion of dilutive securities:
Stock options	1,943	1,591
Warrants	1,310	1,189

Potentially dilutive common shares	3,253	2,780

Denominator for diluted earnings per share — Adjusted weighted — average shares	42,066	41,894

Earnings per common share:
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

(7)	Share-Based Compensation

Share-based compensation plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to five years of continuous service from the date of grant and have a contractual term of ten years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Under this transition method, compensation cost recognized in 2006 and 2007 includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. We granted options for 250,000 shares and 20,000 shares for the three months ended March 31, 2007 and 2006, respectively.
The following weighted average assumptions were used for options granted:

	Three months ended
	March 31
	2007	2006
Expected life (in years)	6.5	6.5
Expected volatility	43.1%	46.0%
Risk-free interest rate	4.5%	4.7%
Expected forfeiture rate	3%	3%
Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R recorded in the statements of operations:

	Three months ended
	March 31
	2007	2006
Cost of software services and maintenance	$43	$31
Selling, general and administrative expense	455	440

Total share-based compensation expense	$498	$471

(8)	Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party or to which any of our properties are subject.

(9)	Recent Accounting Pronouncements

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
The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler’s filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2006. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.
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
In the first quarter of 2007, we acquired one company, Advanced Data Systems, Inc. (“ADS”), as well as certain software assets to enhance our courts and justice product line. The combined purchase price for ADS and the software assets was approximately $5.0 million in cash and we assumed liabilities of approximately $1.0 million. See Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2006. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2006, except as follows:

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. Changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income. See Note 5 in the Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
ANALYSIS OF RESULTS OF OPERATIONS
          Revenues
The following table sets forth the key components of our revenues for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2007	Total	2006	Total	$	%
Software licenses	$7,971	16%	$7,571	17%	$400	5%
Software services	15,064	30	13,120	29	1,944	15
Maintenance	19,939	40	17,657	39	2,282	13
Appraisal services	5,580	11	4,699	11	881	19
Hardware and other	1,778	3	1,811	4	(33)	(2)

Total revenues	$50,332	100%	$44,858	100%	$5,474	12%

Software licenses. Changes in software license revenues consist of the following components:
•	Software license revenue related to financial products, which comprise over 65% of our software license revenues in the periods presented, declined moderately compared to the three months ended March 31, 2006. Most of the decline was a result of a product mix that required less third party software than in the prior year period. For the remainder of the year we anticipate software license revenue related to financial products to be slightly higher than 2006.

•	Software license revenues related to our other products in the aggregate experienced strong increases compared to the three months ended March 31, 2006. Our Odyssey courts and justice products provided the majority of the increase as a result of the products maturing following successful early implementations and leveraging our existing customer base. The remaining increases were related to a Java-based document management product released in mid-2005, as well as slightly higher appraisal software revenue.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial products, which comprise more than half of our software services revenue in the periods presented, increased strongly compared to the three months ended March 31, 2006. This increase was driven in part by historically high software license sales in the last half of 2006 and by additions to our implementation staff over the last twelve months, which has enabled us to deliver our backlog at a faster rate. Typical contracts for software licenses include services such as installation of the software, converting the customers’ data to be compatible with the software and training customer personnel to use the software. Our application service provider hosting and disaster recovery services also contributed to the increase as a result of geographic expansion, primarily in the South in the aftermath of hurricane Katrina.

•	Software services revenue related to Odyssey courts and justice products experienced strong increases compared to the three months ended March 31, 2006, reflecting increased contract volume. We had 24 active Odyssey contracts in the first quarter of 2007 compared to 14 active Odyssey contracts in the first quarter of 2006.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 13% due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.

Appraisal services. The appraisal services business is driven in part by revaluation cycles in various states. Appraisal services increased over the prior year due to activity related to Ohio’s revaluation cycle, which occurs every six years, and a $4.0 million contract with Fulton County, Georgia which began late in 2006. The Ohio revaluation projects began with smaller counties late in the first quarter of 2006 and expanded to larger counties by the third quarter of 2006. We currently expect the Ohio revaluation projects to be substantially complete by the end of 2007. The level of appraisal services revenues for 2008 will depend on our ability to replace the appraisal services revenues associated with the Ohio revaluation.
          Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of March 31:

	First Quarter
		% of		% of
		related		related	Change
($ in thousands)	2007	revenues	2006	revenues	$	%
Software licenses	$1,960	25%	$2,676	35%	$(716)	(27)%
Acquired software	394	5	301	4	93	31
Software services and maintenance	24,588	70	21,745	71	2,843	13
Appraisal services	3,996	72	3,406	72	590	17
Hardware and other	1,372	77	1,268	70	104	8

Total cost of revenues	$32,310	64%	$29,396	65%	$2,914	10%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
Gross margin percentage	2007	2006	Change
Software licenses and acquired software	70.5%	60.7%	9.8%
Software services and maintenance	29.8	29.3	0.5
Appraisal services	28.4	27.5	0.9
Hardware and other	22.8	30.0	(7.2)

Overall gross margin	35.8%	34.5%	1.3%
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
For the three months ended March 31, 2007, our software license gross margin percentage increased compared to the prior year period due to a product mix that included less third party software, which has higher associated costs than proprietary software. Additionally, amortization expense of software development costs declined because some products became fully amortized during the first quarter of 2006.
Software services and maintenance revenues. For the three months ended March 31, 2007, the software services and maintenance gross margin was unchanged from the prior year period because software services and maintenance revenues grew at the same rate as the related costs. Cost of software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities. Maintenance costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. In the three months ended March 31, 2007, this impact was offset because we added to our implementation and development staff in the fourth quarter of 2006 and the first quarter of 2007 to increase our capacity to deliver our Odyssey contract backlog. These additions had a negative effect on the gross margin percentage because of lower utilization and higher costs while we train and orient new personnel before they can be efficiently utilized to generate revenue.

Appraisal services revenues. Higher revenues associated with increased activity on the Ohio revaluation projects contributed to the slight appraisal services gross margin percentage increase.
Our blended gross margin for the three months ended March 31, 2007 was slightly higher than the prior year period primarily due to the higher software license gross margin described above.
     Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (SG&A) expenses for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2007	revenues	2006	revenues	$	%
Selling, general and administrative expenses	$12,976	26%	$10,976	24%	$2,000	18%
For the three months ending March 31, 2007, health care costs rose by approximately $700,000 due to higher claims in our self-insured employee health plan. Excluding this increase, SG&A as a percentage of revenues for the three months ended March 31, 2007 is consistent with the prior year period.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2007	revenues	2006	revenues	$	%
Research and development expense	$1,223	2%	$902	2%	$321	36%
For the three months ended March 31, 2007, research and development expense included approximately $500,000 associated with the Microsoft Dynamics AX project in addition to costs associated with other new product development efforts. In January 2007 we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. We anticipate these costs will continue into 2009 however, the actual amount and timing of those costs, and whether they are capitalized or expensed may vary.
     Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as a non-operating expense. The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2007	2006	$	%
Amortization of customer and trade name intangibles	$347	$322	$25	8%
In the first quarter of 2007 we completed two acquisitions which increased amortizable customer intangibles by $638,000. This amount will be amortized over 7 years.

     Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2007	2006	$	%
Income tax provision	$1,522	$1,347	$175	13%
Effective income tax rate	38.8%	40.1%
The effective income tax rates for the three months ended March 31, 2007 and 2006 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. The qualified manufacturing activities deduction rate doubled in 2007, resulting in a lower effective tax rate.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2007, we had cash and cash equivalents (including restricted cash equivalents) of $19.6 million and we had short-term investments of $20.8 million, compared to cash and cash equivalents (including restricted cash equivalents) of $22.2 million and short-term investments of $19.5 million at December 31, 2006. Cash provided by operating activities was $6.9 million in the first three months of 2007 compared to $10.0 million for the same period in 2006.
At March 31, 2007, our days sales outstanding (“DSO”) was 84 days compared to DSO of 102 days at December 31, 2006. Our maintenance billing cycle is at one of its highest points in December and the majority of the related cash payments are received in the first quarter of each year. As a result our DSO decreased in the first quarter compared to the fourth quarter. DSO is calculated based on accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $6.4 million in the first three months of 2007 compared to $11.1 million cash used for the same period in 2006. In February 2007, we acquired all of the capital stock of Advanced Data Systems, Inc. (“ADS”), along with an office building used in its business for approximately $4.2 million in cash. In January 2007, we also purchased certain software assets to enhance our courts and justice product line for approximately $756,000 in cash. Other investing activities in the first quarter of 2007 were primarily comprised of a net investment of $1.2 million in short term investments and investments of $741,000 in property and equipment. In the comparable prior year period, investing activities included the acquisitions of MazikUSA, Inc. and TACS, Inc. The combined purchase price, including transaction costs, for the two companies was approximately $14.5 million, comprised of approximately $11.6 million in cash and 325,000 shares of Tyler common stock. In addition, first quarter 2006 investing activities also included a liquidation of $1.5 million of short term investments and investments in software development and property and equipment. Capital expenditures and acquisitions were funded from cash generated from operations.
We maintain a $10.0 million Letter of Credit facility under which the bank issues cash collateralized letters of credit. As of March 31, 2007 we had outstanding letters of credit totaling $4.5 million to secure surety bonds required by some of our customer contracts.
Financing activities used cash of $2.5 million in the first three months of 2007 compared to $1.0 million in the same period for 2006. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.
During the three months ended March 31, 2007, we purchased 290,000 shares of our common stock for an aggregate purchase price of $3.9 million. At March 31, 2007, we had authorization to repurchase up to 741,000 additional shares of Tyler common stock. A summary of the repurchase activity during the first quarter of 2007 is as follows:

			Maximum number of
	Total number of		shares that may be
	shares	Average price paid	repurchased under
Period	repurchased	per share	current authorization
January 1 through January 31	131	$13.92	900
February 1 through February 28	92	13.63	808
March 1 through March 31	67	13.05	741

Total first quarter	290	$13.62

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004 and October 2005. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
We made federal and state income tax payments, net of refunds of $228,000 in the three months ended March 31, 2007 compared to $1.1 million in the comparable prior year.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of March 31, 2007, we had funds invested in auction rate municipal securities and state and municipal bonds, which were accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of this investment, we are not subject to significant market rate risk.
We have no outstanding debt at March 31, 2007, and are therefore not subject to any interest rate risk.
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

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are a party or to which any of our properties are subject.
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

TYLER TECHNOLOGIES, INC.
	By:	/s/ Brian K. Miller
Brian K. Miller
Date: April 24, 2007		Senior Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)