Form 10-Q
period 2007-06-30
TYLER TECHNOLOGIES INC
filed 2007-07-26
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
(Check one): Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares of common stock of registrant outstanding at July 23, 2007: 38,442,076

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$8,393	$9,824	$16,364	$17,395
Software services	17,728	15,061	32,792	28,181
Maintenance	20,455	17,716	40,394	35,373
Appraisal services	6,007	5,108	11,587	9,807
Hardware and other	1,529	1,442	3,307	3,253

Total revenues	54,112	49,151	104,444	94,009

Cost of revenues:
Software licenses	1,975	2,416	3,935	5,092
Acquired software	427	353	821	654
Software services and maintenance	26,180	22,949	50,768	44,694
Appraisal services	4,096	3,454	8,092	6,860
Hardware and other	1,097	1,033	2,469	2,301

Total cost of revenues	33,775	30,205	66,085	59,601

Gross profit	20,337	18,946	38,359	34,408

Selling, general and administrative expenses	12,781	12,181	25,757	23,157
Research and development expense	1,404	812	2,627	1,714
Amortization of customer and trade name intangibles	356	325	703	647

Operating income	5,796	5,628	9,272	8,890

Other income, net	364	200	811	297

Income before income taxes	6,160	5,828	10,083	9,187
Income tax provision	2,410	2,068	3,932	3,415

Net income	$3,750	$3,760	$6,151	$5,772

Earnings per common share:
Basic	$0.10	$0.10	$0.16	$0.15

Diluted	$0.09	$0.09	$0.15	$0.14

Basic weighted average common shares outstanding	38,540	39,026	38,571	39,070
Diluted weighted average common shares outstanding	41,448	41,946	41,651	41,920
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,925	$17,212
Restricted cash equivalents	4,462	4,962
Short-term investments available-for-sale	21,326	19,543
Accounts receivable (less allowance for losses of $1,699 in 2007 and $2,971 in 2006)	61,611	58,188
Prepaid expenses	6,407	6,864
Other current assets	2,047	2,326
Deferred income taxes	2,579	2,579

Total current assets	107,357	111,674

Accounts receivable, long-term portion	1,121	1,675
Property and equipment, net	8,747	7,390

Other assets:
Goodwill	68,490	66,127
Customer related intangibles, net	17,494	17,502
Software, net	13,271	14,554
Trade name, net	1,131	1,188
Sundry	149	166

	$217,760	$220,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,639	$5,063
Accrued liabilities	15,862	17,735
Deferred revenue	64,872	62,387
Income taxes payable	715	—

Total current liabilities	85,088	85,185

Deferred income taxes	8,492	9,216

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2007 and 2006	481	481
Additional paid-in capital	149,615	151,627
Accumulated other comprehensive loss, net of tax	(18)	(10)
Retained earnings	24,282	18,131
Treasury stock, at cost; 9,734,470 and 9,255,783 shares in 2007 and 2006, respectively	(50,180)	(44,354)

Total shareholders’ equity	124,180	125,875

	$217,760	$220,276

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,151	$5,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,154	5,121
Share-based compensation expense	1,073	975
Purchased in-process research and development charge	—	140
Non-cash interest and other charges	—	287
Deferred income taxes	—	(141)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(2,585)	(1,498)
Income tax payable	455	(1,292)
Prepaid expenses and other current assets	374	(33)
Accounts payable	(1,590)	189
Accrued liabilities	(2,112)	(2,283)
Deferred revenue	1,861	3,392

Net cash provided by operating activities	8,781	10,629

Cash flows from investing activities:
Proceeds from sale of short-term investments	7,806	11,930
Purchases of short-term investments	(9,600)	(10,650)
Cost of acquisitions, net of cash acquired	(5,086)	(11,653)
Investment in software development costs	(105)	(113)
Additions to property and equipment	(1,598)	(2,320)
Reduction in restricted investments	500	—
Other	43	(15)

Net cash used by investing activities	(8,040)	(12,821)

Cash flows from financing activities:
Purchase of treasury shares	(11,131)	(8,261)
Contributions from employee stock purchase plan	570	480
Proceeds from exercise of stock options	1,268	1,083
Excess tax benefits from share-based compensation expense	265	131

Net cash used by financing activities	(9,028)	(6,567)

Net decrease in cash and cash equivalents	(8,287)	(8,759)
Cash and cash equivalents at beginning of period	17,212	20,733

Cash and cash equivalents at end of period	$8,925	$11,974

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2007 and December 31, 2006 and operating result amounts are for the three and six months ended June 30, 2007 and 2006, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2006. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

In connection with these two transactions we acquired total assets of approximately $1.4 million and assumed total liabilities of approximately $1.0 million. We recorded goodwill of $2.3 million, all of which is expected to be deductible for tax purposes, and other intangible assets of $2.4 million. The $2.4 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 7 years. Our consolidated balance sheet as of June 30, 2007 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.

(4)	Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2007		2006
	Shares	Amount	Shares	Amount
Purchases of common stock	(889)	$(11,131)	(833)	$(8,261)
Stock option exercises	362	1,268	295	1,083
Employee stock plan purchases	49	551	53	443
Shares issued for acquisitions	—	—	325	2,891
On May 17, 2007 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. As of June 30, 2007 we have authorization from our board of directors to repurchase up to 2.1 million shares of Tyler common stock.

(5)	Income Tax Provision

The following table sets forth a comparison of our income tax provision for the following periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Income tax provision	$2,410	$2,068	$3,932	$3,415

Effective income tax rate	39.1%	35.5%	39.0%	37.2%
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. The tax rate in 2006 was unusually low mainly due to changes in the Texas franchise tax law and related rates enacted in the second quarter of 2006.

We made federal and state income tax payments, net of refunds, of $3.3 million in the six months ended June 30, 2007, compared to $4.9 million in net payments for the same period of the prior year.

We adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits. At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued.

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

(6)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:

Net income	$3,750	$3,760	$6,151	$5,772

Denominator:

Weighted-average basic common shares outstanding	38,540	39,026	38,571	39,070
Assumed conversion of dilutive securities:
Stock options	1,631	1,691	1,787	1,641
Warrants	1,277	1,229	1,293	1,209

Potentially dilutive common shares	2,908	2,920	3,080	2,850

Denominator for diluted earnings per share — Adjusted weighted-average shares	41,448	41,946	41,651	41,920

Earnings per common share:
Basic	$0.10	$0.10	$0.16	$0.15

Diluted	$0.09	$0.09	$0.15	$0.14

(7)	Share-Based Compensation

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

We granted options for 280,750 shares and 97,590 shares for the three months ended June 30, 2007 and 2006, respectively.

The following weighted average assumptions were used for options granted:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life (in years)	6.5	5.0	6.5	5.0
Expected volatility	42.6%	45.3%	42.8%	45.4%
Risk-free interest rate	5.1%	4.9%	4.8%	4.8%
Expected forfeiture rate	3%	3%	3%	3%
Share-Based Compensation Under SFAS No. 123R

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R recorded in the statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of software services and maintenance	$56	$42	$99	$73
Selling, general and administrative expense	519	462	974	902

Total share-based compensation expense	$575	$504	$1,073	$975

(8)	Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

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

GENERAL

We provide integrated information management solutions and services for local governments. We develop and market a broad line of software solutions and services to address the information technology (IT) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide property appraisal outsourcing services for taxing jurisdictions.

In the first quarter of 2007, we acquired one company, Advanced Data Systems, Inc. (“ADS”), as well as certain software assets to enhance our courts and justice product line. The combined purchase price for ADS and the software assets was approximately $5.1 million in cash and we assumed liabilities of approximately $1.0 million. See Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements.

As of June 30, 2007, our total full-time equivalent employees increased to 1,594 from 1,408 at June 30, 2006. Our implementation and support staff provided the majority of the increase as we added to our capacity to deliver our backlog, particularly for our Odyssey courts and justice solutions.

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

ANALYSIS OF RESULTS OF OPERATIONS
Revenues
The following table sets forth the key components of our revenues for the periods presented as of June 30:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2007	Total	2006	Total	(Decrease)	2007	Total	2006	Total	(Decrease)
Software licenses	$8,393	15%	$9,824	20%	(15)%	$16,364	16%	$17,395	19%	(6)%
Software services	17,728	33	15,061	31	18	32,792	31	28,181	30	16
Maintenance	20,455	38	17,716	36	15	40,394	39	35,373	38	14
Appraisal services	6,007	11	5,108	10	18	11,587	11	9,807	10	18
Hardware and other	1,529	3	1,442	3	6	3,307	3	3,253	3	2

Total revenues	$54,112	100%	$49,151	100%	10%	$104,444	100%	$94,009	100%	11%

Software licenses. Software license revenues consist of the following components:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2007	Total	2006	Total	(Decrease)	2007	Total	2006	Total	(Decrease)
Financial	$6,197	74%	$7,522	77%	(18)%	$11,367	69%	$13,197	76%	(14)%
Courts and justice	1,592	19	1,221	12	30	3,074	19	2,177	12	41
Appraisal and other	604	7	1,081	11	(44)	1,923	12	2,021	12	(5)

Total software license revenues	$8,393	100%	$9,824	100%	(15)%	$16,364	100%	$17,395	100%	(6)%

In the three months ended June 30, 2007 we signed 17 material new contracts with average software license fees of approximately $696,000 compared to 18 material new contracts signed in the three months ended June 30, 2006 with average software license fees of approximately $532,000. In the six months ended June 30, 2007 we signed 33 material new contracts with average software license fees of approximately $548,000 compared to 41 material new contracts signed in the six months ended June 30, 2006 with average software license fees of approximately $353,000. We consider contracts with a license fee component of $100,000 or more to be material. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Unaudited Condensed Consolidated Financial Statements.

Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial solutions for the three and six months ended June 30, 2007 decreased 18% and 14%, respectively compared to the prior year periods. These declines were mainly due to a large installation of our MUNIS financial application in the United States Virgin Islands in the second quarter of 2006 and a product mix in 2007 that required less third party software than in the prior year period. In addition we continue to see a trend toward more application service provider hosting type service arrangements that result in more revenue being recognized as service fees versus license fees. For the remainder of the year we anticipate software license revenue related to financial solutions to be slightly higher than 2006.

•	Software license revenue related to our courts and justice software solutions for the three and six months ended June 30, 2007 increased significantly compared to the prior year periods. In late 2003 we implemented our first installation of Odyssey courts and justice solution and our revenue increases are the result of Odyssey maturing following successful early implementations and leveraging our existing customer base.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial solutions, which comprises more than half of our software services revenue in the periods presented, increased significantly compared to the three and six months ended June 30, 2006. This increase was substantially driven by new customers for our application service provider hosting and disaster recovery services as a result of geographic expansion, primarily in the South in the aftermath of Hurricane Katrina. We have also added to our implementation staff over the last twelve months, which has enabled us to deliver our backlog at a faster rate.

•	Software services revenue related to Odyssey courts and justice solutions experienced substantial increases compared to the three and six months ended June 30, 2006, reflecting increased contract volume. We had approximately 30 Odyssey contracts in the first six months of 2007 compared to approximately 20 Odyssey contracts in the first six months of 2006.

•	Software services revenue related to appraisal and other solutions, which comprise approximately 25% of our software services revenue in the periods presented, had strong increases for the three and six months ended June 30, 2007 compared to the prior year periods. In the three months ended June 30, 2007, we completed a significant phase in a contract with Montana for our Orion appraisal solutions, which provided most of the increase.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased over the prior year periods due to growth in our installed customer base and slightly higher maintenance rates on most of our solutions.

Appraisal services. Appraisal services are project-oriented and are driven in part by revaluation cycles in various states. Appraisal services increased over the three and six months ended June 30, 2006 due to activity related to Ohio’s revaluation cycle, which occurs every six years, and a $4.0 million contract with Fulton County, Georgia which began late in 2006. The Ohio revaluation projects began with smaller counties late in the first quarter of 2006 and expanded to larger counties by the third quarter of 2006. We currently expect the Ohio revaluation projects to be substantially complete by the end of 2007. The level of appraisal services revenues for 2008 will depend on our ability to replace the appraisal services revenues associated with the Ohio revaluation.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of June 30:

	Second Quarter				Six Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues
Software licenses	$1,975	24%	$2,416	25%	$3,935	24%	$5,092	29%
Acquired software	427	5	353	4	821	5	654	4
Software services and maintenance	26,180	69	22,949	70	50,768	69	44,694	70
Appraisal services	4,096	68	3,454	68	8,092	70	6,860	70
Hardware and other	1,097	72	1,033	72	2,469	75	2,301	71

Total cost of revenue	$33,775	62%	$30,205	61%	$66,085	63%	$59,601	63%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months
Gross Margin percentages	2007	2006	Change	2007	2006	Change
Software licenses & acquired software	71.4%	71.8%	(0.4)%	70.9%	67.0%	3.9%
Software services and maintenance	31.4	30.0	1.4	30.6	29.7	0.9
Appraisal services	31.8	32.4	(0.6)	30.2	30.0	0.2
Hardware and other	28.3	28.4	(0.1)	25.3	29.3	(4.0)

Overall gross margin	37.6%	38.5%	(0.9)%	36.7%	36.6%	0.1%
Software license revenues. The main component of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the balance. Once a product is released, we begin to amortize, over the estimated useful life of the product, the costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers and rent for related office space.

For the six months ended June 30, 2007, our software license gross margin percentage increased compared to the prior year period due to lower amortization expense of software development costs because some products became fully amortized during the first quarter of 2006. Additionally our product mix in the first six months of 2007 included less third party software, which has higher associated costs than proprietary software.

Software services and maintenance revenues. Cost of software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities. For the three months and six months ended June 30, 2007, the software services and maintenance gross margin percentage was slightly higher than the comparable prior year periods because maintenance costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 110 full-time equivalent employees since June 30, 2006 to increase our capacity to train and deliver our contract backlog, particularly for our Odyssey courts and justice solutions.

Our blended gross margin for the three months ended June 30, 2007 declined to 37.6% compared to 38.5% in the prior year period due to a revenue mix that included less software license. Software license revenue inherently has higher gross margins than other revenues such as professional services and hardware. Although the revenue mix for the six months ended June 30, 2007 also included less software license than the prior year period the negative impact on the gross margin was offset by lower amortization expense of software development costs described above.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses (SG&A) for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Selling, general and administrative expenses	$12,781	$12,181	$600	5%	$25,757	$23,157	$2,600	11%

Percent of revenues	23.6%	24.8%			24.7%	24.6%
For the three months ended June 30, 2007, SG&A costs grew at a slower rate than revenues due to leverage in the utilization of our administrative and sales staff. SG&A costs for the six months ending June 30, 2007 included significantly higher claims from our self-insured employee health plan incurred in the first quarter compared to the prior year period.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Research and development expense	$1,404	$812	$592	73%	$2,627	$1,714	$913	53%

Percent of revenues	2.6%	1.7%			2.5%	1.8%
For the three and six months ended June 30, 2007, research and development expense included costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In January 2007 we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. We anticipate these costs will continue into 2009; however, the actual amount and timing of those costs and whether they are capitalized or expensed may vary.

Amortization of Customer and Trade Name Intangibles

Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as a non-operating expense. The following table sets forth a comparison of amortization of customer and trade name for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Amortization of customer and trade name intangibles	$356	$325	$31	10%	$703	$647	$56	9%

In the first quarter of 2007 we completed two acquisitions which increased amortizable customer intangibles by $638,000. This amount will be amortized over 7 years.
          Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Income tax provision	$2,410	$2,068	$342	17%	$3,932	$3,415	$517	15%
Effective income tax rate	39.1%	35.5%			39.0%	37.2%
The effective income tax rates for the three and six months ended June 30, 2007 and 2006 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. The tax rate in 2006 was unusually low mainly due to changes in the Texas franchise tax law and related rates enacted in the second quarter of 2006.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2007, we had cash and cash equivalents (including restricted cash equivalents) of $13.4 million and we had short-term investments of $21.3 million, compared to cash and cash equivalents (including restricted cash equivalents) of $22.2 million and short-term investments of $19.5 million at December 31, 2006. As of June 30, 2007 we had outstanding letters of credit totaling $4.5 million to secure surety bonds required by some of our customer contracts. These letters of credit expire during 2007 and mid-2008.

The following table sets forth a summary of cash flows for the periods presented as of June 30:

Six Months Ended June 30,	2007	2006
Cash flows provided by (used by):
Operating activities	$8,781	$10,629
Investing activities	(8,040)	(12,821)
Financing activities	(9,028)	(6,567)

Net decrease in cash and cash equivalents	$(8,287)	$(8,759)

Operating Activities

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand and access to the capital markets. For the six months ended June 30, 2007, operating activities provided net cash of $8.8 million, primarily generated from net income of $6.2 million, non-cash depreciation and amortization charges of $5.2 million, and non-cash share-based compensation expense of $1.1 million, offset by a net decrease in operating assets and liabilities of $3.6 million. The operating asset decline relates to the timing of annual incentive compensation payments in the first quarter of each year and annual maintenance renewals that are billed near the end of the June.

Our days sales outstanding (“DSO”) was 102 days at June 30, 2007 and December 31, 2006. DSO is calculated based on total accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

For the six months ended June 30, 2006 operating activities provided net cash of $10.6 million, primarily generated from net income of $5.8 million, non-cash depreciation and amortization charges of $5.1 million, and non-cash share-based compensation expense of $1.0 million, offset by a net increase in operating assets and liabilities of $1.5 million. The net increase in operating assets and liabilities consists of timing of cash payments and receipts offset somewhat by higher deferred revenue due to additional maintenance customers and new contract signings.

For the six months ended June 30, 2007, net cash used by investing activities of $8.0 million includes cash payments of $5.1 million for the acquisition of Advanced Data Systems, Inc. and certain software assets to enhance our courts and justice product line. In addition, investing activities includes $1.8 million, net of sales, to purchase short-term investments and $1.6 million in property and equipment. The property and equipment increase was due to expenditures related to computer hardware and software and other asset additions to support internal growth.

For the six months ended June 30, 2006 net cash used by investing activities of $12.8 million includes cash payments of $11.7 million for two acquisitions, MazikUSA Inc. and TACS, Inc. In addition, we spent $2.3 million for property and equipment related to computer hardware and software, including a new enterprise-wide customer relationship management system, and other asset additions to support internal growth. These cash payments were offset somewhat by a net reduction of $1.3 million in short-term investments.

For the six months ended June 30, 2007 and 2006, net cash used in financing activities was $9.0 million and $6.6 million, respectively, and was attributable to purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.

During the six months ended June 30, 2007, we purchased 889,000 shares of our common stock for an aggregate purchase price of $11.1 million. A summary of the repurchase activity during the six months ended June 30, 2007 is as follows:

		Additional number		Maximum number of
	Total number	of shares authorized		shares that may be
	of shares	that may be	Average price	repurchased under
Period	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	131	—	$13.92	900
February 1 through February 28	92	—	13.63	808
March 1 through March 31	67	—	13.05	741
April 1 through April 30	60	—	12.01	681
Additional authorization by the board of directors	—	2,000	—	2,681
May 1 through May 31	539	—	11.99	2,142
June 1 through June 30	—	—	—	2,142

Total six months ended June 30, 2007	889	2,000	$12.52

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005 and May 2007. On May 17, 2007, our board of directors authorized the repurchase of an additional 2.0 million shares for a total authorization to repurchase of 2.3 million shares of our common stock. As of June 30, 2007 we had remaining authorization to repurchase up to 2.1 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

We made federal and state income tax payments, net of refunds of $3.3 million in the six months ended June 30, 2007 compared to $4.9 million in the comparable prior year.

From time to time we engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital, we may be required to incur debt or issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how such acquisitions may be financed. In the absence of future acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we believe that credit would be available to us.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of June 30, 2007, we had funds invested in auction rate municipal securities and state and municipal bonds, which were accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of these investments, we are not subject to significant market rate risk.
We have no outstanding debt at June 30, 2007, and are therefore not subject to any interest rate risk.
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
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
     No material changes.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 17, 2007. The results of the matters voted on at the meeting are as follows:
          With respect to the election of directors, shares were voted as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
Donald R. Brattain	36,563,019	476,785
J. Luther King, Jr.	36,560,067	479,737
John S. Marr, Jr.	36,064,651	975,153
G. Stuart Reeves	36,561,569	478,235
Michael D. Richards	36,554,540	485,264
Dustin R. Womble	35,991,430	1,048,374
John M. Yeaman	34,365,110	2,674,694
With respect to the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2007, votes were as follows:

For	Against	Abstain
36,681,320	67,826	290,654

ITEM 5. Other Information
     None
ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

By:	/s/ Brian K. Miller

Brian K. Miller
Senior Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: July 24, 2007