Form 10-Q
period 2007-09-30
TYLER TECHNOLOGIES INC
filed 2007-10-25
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
(Check one): Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
Number of shares of common stock of registrant outstanding at October 22, 2007: 38,870,335

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$8,196	$10,422	$24,560	$27,817
Software services	18,276	14,497	51,068	42,678
Maintenance	22,132	18,847	62,526	54,220
Appraisal services	4,927	4,920	16,514	14,727
Hardware and other	1,401	1,453	4,708	4,706

Total revenues	54,932	50,139	159,376	144,148

Cost of revenues:
Software licenses	1,888	2,500	5,823	7,592
Acquired software	427	353	1,248	1,007
Software services and maintenance	26,737	22,647	77,505	67,341
Appraisal services	3,248	3,386	11,340	10,246
Hardware and other	1,002	1,096	3,471	3,397

Total cost of revenues	33,302	29,982	99,387	89,583

Gross profit	21,630	20,157	59,989	54,565

Selling, general and administrative expenses	12,691	12,421	38,448	35,578
Research and development expense	639	780	3,266	2,494
Amortization of customer and trade name intangibles	372	326	1,075	973

Operating income	7,928	6,630	17,200	15,520

Other income, net	441	306	1,252	603

Income before income taxes	8,369	6,936	18,452	16,123
Income tax provision	3,209	2,523	7,141	5,938

Net income	$5,160	$4,413	$11,311	$10,185

Earnings per common share:
Basic	$0.13	$0.11	$0.29	$0.26

Diluted	$0.12	$0.11	$0.27	$0.24

Basic weighted average common shares outstanding	38,688	38,705	38,717	38,947
Diluted weighted average common shares outstanding	41,395	41,898	41,673	41,911
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents	$15,823	$17,212
Restricted cash equivalents	4,462	4,962
Short-term investments available-for-sale	28,390	19,543
Accounts receivable (less allowance for losses of $1,756 in 2007 and $2,971 in 2006)	56,919	58,188
Prepaid expenses	6,401	6,864
Other current assets	2,487	2,326
Deferred income taxes	2,579	2,579

Total current assets	117,061	111,674

Accounts receivable, long-term portion	62	1,675
Property and equipment, net	9,556	7,390

Other assets:
Goodwill	71,431	66,127
Customer related intangibles, net	18,080	17,502
Software, net	11,749	14,554
Trade name, net	1,103	1,188
Sundry	188	166

	$229,230	$220,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,759	$5,063
Accrued liabilities	17,109	17,735
Deferred revenue	66,655	62,387

Total current liabilities	87,523	85,185

Deferred income taxes	8,130	9,216

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2007 and 2006	481	481
Additional paid-in capital	148,641	151,627
Accumulated other comprehensive loss, net of tax	(4)	(10)
Retained earnings	29,442	18,131
Treasury stock, at cost; 9,300,843 and 9,255,783 shares in 2007 and 2006, respectively	(44,983)	(44,354)

Total shareholders’ equity	133,577	125,875

	$229,230	$220,276

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended Septemer 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,311	$10,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,795	7,592
Share-based compensation expense	1,705	1,529
Purchased in-process research and development charge	—	140
Non-cash interest and other charges	—	307
Deferred income taxes	—	(141)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	6,532	5,496
Income tax payable	(800)	(2,201)
Prepaid expenses and other current assets	504	(591)
Accounts payable	(1,465)	177
Accrued liabilities	(1,289)	(103)
Deferred revenue	245	297

Net cash provided by operating activities	24,538	22,687

Cash flows from investing activities:
Proceeds from sale of short-term investments	21,103	14,691
Purchases of short-term investments	(29,940)	(14,966)
Cost of acquisitions, net of cash acquired	(9,005)	(12,237)
Investment in software development costs	(158)	(203)
Additions to property and equipment	(2,575)	(3,288)
Reduction in restricted investments	500	—
Other	40	(6)

Net cash used by investing activities	(20,035)	(16,009)

Cash flows from financing activities:
Purchase of treasury shares	(11,134)	(9,923)
Contributions from employee stock purchase plan	833	719
Proceeds from exercise of stock options	3,291	2,420
Excess tax benefits from share-based compensation expense	1,118	425

Net cash used by financing activities	(5,892)	(6,359)

Net (decrease) increase in cash and cash equivalents	(1,389)	319
Cash and cash equivalents at beginning of period	17,212	20,733

Cash and cash equivalents at end of period	$15,823	$21,052

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2007 and December 31, 2006 and operating result amounts are for the three and nine months ended September 30, 2007 and 2006, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2006. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

In September 2007, we completed the acquisition of all the capital stock of EDP Enterprises, Inc. (“EDP”), which develops and sells financial and student information and management systems for public school districts in Texas. The total purchase price, including transaction costs and excluding cash balances acquired, was $3.9 million in cash.

In February 2007, we completed the acquisition of all of the capital stock of Advanced Data Systems, Inc. (“ADS”), which develops and sells fund accounting solutions, primarily in New England. The total purchase price, including transaction costs along with an office building used in the business, was approximately $4.2 million in cash. In January 2007 we also purchased certain software assets to enhance our courts and justice product line for approximately $756,000 in cash, including transaction costs.

We believe these acquisitions will complement our business model by broadening our customer base and will give us additional opportunities to provide our customers with solutions tailored specifically for the public sector.

In connection with these three transactions we acquired total assets of approximately $5.3 million and assumed total liabilities of approximately $4.9 million. We recorded goodwill of $5.3 million, of which $2.4 million is expected to be deductible for tax purposes, and other intangible assets of $3.3 million. The $3.3 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 6 years. Our consolidated balance sheet as of September 30, 2007 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The EDP purchase price allocation is preliminary. The operating results of these acquisitions are included in our results of operations since their respective dates of acquisition.

(4)	Shareholders’ Equity

The following table details activity in our common stock:

	Nine months ended September 30,
	2007		2006
	Shares	Amount	Shares	Amount
Purchases of common stock	(889)	$(11,134)	(987)	$(9,923)
Stock option exercises	767	3,291	526	2,420
Employee stock plan purchases	77	853	80	700
Shares issued for acquisitions	—	—	325	2,891
As of September 30, 2007, we have authorization from our board of directors to repurchase up to 2.1 million shares of Tyler common stock.
(5)	Income Tax Provision

The following table sets forth a comparison of our income tax provision for the following periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income tax provision	$3,209	$2,523	$7,141	$5,938
Effective income tax rate	38.3%	36.4%	38.7%	36.8%
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.

The effective tax rate for the three months ended September 30, 2006 included the benefit from previously unclaimed tax credits resulting from the completion of state income tax audits. The effective tax rate for the nine months ended September 30, 2006 also included the benefit of changes in the Texas franchise tax law and related rates enacted in the second quarter of 2006.

We made federal and state income tax payments, net of refunds, of $6.9 million in the nine months ended September 30, 2007, compared to $7.9 million in net payments for the same period of the prior year.

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

We are subject to United States federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2004 and are no longer subject to state and local income tax examinations by tax authorities for the years before 2002. The Internal Revenue Service concluded an examination of our United States federal tax return for 2005 in the second quarter of 2007, which did not result in any material adjustments.

(6)	Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:

Net income	$5,160	$4,413	$11,311	$10,185

Denominator:

Weighted-average basic common shares outstanding	38,688	38,705	38,717	38,947
Assumed conversion of dilutive securities:
Stock options	1,685	1,921	1,753	1,734
Warrants	1,022	1,272	1,203	1,230

Potentially dilutive common shares	2,707	3,193	2,956	2,964

Denominator for diluted earnings per share — Adjusted weighted-average shares	41,395	41,898	41,673	41,911

Earnings per common share:
Basic	$0.13	$0.11	$0.29	$0.26

Diluted	$0.12	$0.11	$0.27	$0.24

Effective September 10, 2007, warrants to purchase 1.6 million shares of common stock at $2.50 per share expired and the effect of these warrants is not included in the potentially dilutive common shares after that date. See Note 8 — Commitments and Contingencies for further information.
(7)	Share-Based Compensation

Share-based compensation plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to five years of continuous service from the date of grant and have a contractual term of ten years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Under this transition method, compensation cost recognized in 2007 and 2006 includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and previously presented in the pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

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

We did not grant any options during the three months ended September 30, 2007. We granted options for 120,000 shares during the three months ended September 30, 2006.

The following weighted average assumptions were used for options granted during the three months ended September 30:

	2007	2006
Expected life (in years)	—	6.5
Expected volatility	—%	44.7%
Risk-free interest rate	—%	5.0%
Expected forfeiture rate	—%	3%
Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R recorded in the statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of software services and maintenance	$59	$37	$158	$110
Selling, general and administrative expenses	573	517	1,547	1,419

Total share-based compensation expense	$632	$554	$1,705	$1,529

(8)	Commitments and Contingencies

As of June 30, 2007, we had warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share, which were held by Bank of America, N. A. (“BOA”) pursuant to the terms of two Amended and Restated Stock Purchase Warrants (collectively, the “Warrants”). The exercise price could be paid either in cash or by a “cashless exercise” in which the holder was required to surrender the Warrants in exchange for warrant shares based on the following formula: [(Market Price — $2.50) / (Market Price)] x 1. 6 million shares, with the Market Price calculated as the immediately preceding 60-day trading average of our common stock. The Warrants identified specific exercise procedures for each method of exercise and further provided that any exercise would not be effective until we received all applicable documents, instruments, and the purchase price. The Warrants were originally issued on September 10, 1997 and were exercisable from that date until 5:00 p.m., Central Time, on September 10, 2007, when they expired.

On September 10, 2007, at 4:44 p.m., BOA attempted to effectuate a “cashless exercise” of the Warrants via email; however, we believe BOA did not comply with all of the requirements set forth in the Warrants for an effective exercise. At 5:37 p.m., Central Time, BOA recalled this email exercise notice, which we subsequently accepted. At 6:10 p.m., Central Time, BOA attempted to effectuate a cash exercise of the Warrants by emailing a different notice of exercise, which we believe also failed to comply with all of the requirements set forth in the Warrants for an effective exercise, and in any event, was after the expiration date of the Warrants. As a result, we believe these Warrants expired as of September 10, 2007 and have excluded the effect of the Warrants from potentially dilutive common shares as of such date in our earnings per share computation.

On October 12, 2007, we filed a declaratory judgment action against BOA in the District Court of Dallas County, Texas, 101st Judicial District requesting the court to declare, among other things, that the Warrants have expired pursuant to their terms. As of the date of this Form 10-Q, BOA has not filed a response to the litigation. While we believe the Warrants expired as of September 10, 2007, there can be no assurance as to the ultimate resolution of this matter.

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

The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short- and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, our management or future financial results, as and when applicable, are discussed in our filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2006. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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

In September 2007, we completed the acquisition of all the capital stock of EDP Enterprises, Inc. (“EDP”), which develops and sells financial and student information management systems for public school districts in Texas. The total purchase price, including transaction costs and excluding acquired cash balances, was $3.9 million in cash. In the first quarter of 2007, we acquired one company, Advanced Data Systems, Inc. (“ADS”), as well as certain software assets to enhance our courts and justice product line. The combined purchase price for ADS and the software assets was approximately $5.1 million in cash. In connection with these three transactions we acquired total assets of approximately $5.3 million and assumed total liabilities of approximately $4.9 million. We recorded goodwill of $5.3 million and other intangible assets of $3.3 million. See Note 3 in the Notes to the Unaudited Condensed Consolidated Financial Statements.

As of September 30, 2007, our total full-time equivalent employee count increased to 1,640 from 1,474 at September 30, 2006. Approximately one-half of these additions were to our implementation and support staff, including additions to our capacity to deliver our backlog, particularly for our Odyssey courts and justice solutions. Our implementation and support staff at September 30, 2007 includes 73 full-time equivalent employees added as a result of several acquisitions completed in the first nine months of 2007.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth the key components of our revenues for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
		% of		% of	Increase/		% of		% of	Increase/
($in thousands)	2007	Total	2006	Total	(Decrease)	2007	Total	2006	Total	(Decrease)

Software licenses	$8,196	15%	$10,422	21%	(21)%	$24,560	16%	$27,817	19%	(12)%
Software services	18,276	33	14,497	29	26	51,068	32	42,678	30	20
Maintenance	22,132	40	18,847	37	17	62,526	39	54,220	38	15
Appraisal services	4,927	9	4,920	10	—	16,514	10	14,727	10	12
Hardware and other	1,401	3	1,453	3	(4)	4,708	3	4,706	3	—

Total revenues	$54,932	100%	$50,139	100%	10%	$159,376	100%	$144,148	100%	11%

Software licenses. Software license revenues consist of the following components for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
		% of		% of	Increase/		% of		% of	Increase/
($in thousands)	2007	Total	2006	Total	(Decrease)	2007	Total	2006	Total	(Decrease)

Financial management	$6,383	78%	$7,677	74%	(17)%	$17,753	72%	$20,874	75%	(15)%
Courts and justice	915	11	1,501	14	(39)	3,989	16	3,679	13	8
Appraisal and tax and other	898	11	1,244	12	(28)	2,818	12	3,264	12	(14)

Total software license revenues	$8,196	100%	$10,422	100%	(21)%	$24,560	100%	$27,817	100%	(12)%

In the three months ended September 30, 2007 we signed 26 material new contracts with average software license fees of approximately $319,000 compared to 23 material new contracts signed in the three months ended September 30, 2006 with average software license fees of approximately $230,000. In the nine months ended September 30, 2007 we signed 59 material new contracts with average software license fees of approximately $447,000 compared to 64 material new contracts signed in the nine months ended September 30, 2006 with average software license fees of approximately $309,000. We consider contracts with a license fee component of $100,000 or more to be material. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Unaudited Condensed Consolidated Financial Statements.
Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management solutions for the three and nine months ended September 30, 2007 decreased 17% and 15%, respectively compared to the prior year periods. In the three months ended September 30, 2007, the number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement, represented a relatively small percentage of new customers; however, the size of those contracts was larger than in the prior year period. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangement but generate higher overall revenues over the term of the contract. The decline in software license for the nine months ended September 30, 2007 compared to the prior year period was also impacted by a large installation of our MUNIS financial management application in the United States Virgin Islands in the second quarter of 2006 and a product mix in 2007 that required less third party software.

•	Software license revenue related to our courts and justice software solutions declined 39% for the three months ended September 30, 2007, and increased 8% for the nine months ended September 30, 2007 compared to the prior year periods. Although the number of active Odyssey contracts has increased by almost 50%, the software license revenue recognition for several of the larger arrangements will be deferred until 2008 in accordance with our revenue recognition policy and terms of the contracts.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management solutions, which comprises more than half of our software services revenue in the periods presented, experienced strong increases compared to the three and nine months ended September 30, 2006. Approximately one-half of these increases were due to new customers for our subscription-based application service provider hosted arrangements and disaster recovery services. While this does not represent a fundamental change in our business model, we provide our solutions to clients under a variety of innovative options that address their specific needs. Government is relatively deliberate in its pace of change, but over time, we expect to generate significant subscription-based revenue. Our current annualized revenue run rate for these subscription services is approximately $8.5 million, and we expect the new subscription contracts signed in the three months ended September 30, 2007, will increase the annualized run rate in future quarters to more than $10.8 million. We have also added to our implementation staff over the last twelve months, which has enabled us to deliver our backlog at a faster rate.

•	Software services revenue related to our Odyssey courts and justice solutions experienced substantial increases compared to the three and nine months ended September 30, 2006, reflecting increased contract volume. We had approximately 35 Odyssey contracts in the first nine months of 2007 compared to approximately 20 Odyssey contracts in the first nine months of 2006.

•	Software services revenue related to appraisal and tax and other solutions, which comprise approximately 20% of our software services revenue in the periods presented, had strong increases for the three and nine months ended September 30, 2007 compared to the prior year periods. The majority of the increase is related to one large appraisal and tax software implementation, which is expected to be substantially complete by December 31, 2007.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased over the prior year periods due to growth in our installed customer base and slightly higher maintenance rates on most of our solutions.

Appraisal services. Appraisal services are project-oriented and are driven in part by revaluation cycles in various states. Appraisal services revenue for the three months ended September 30, 2007 was flat compared to the prior year period and 12% higher for the nine months ended September 30, 2007 compared to the prior year period. The year-to-date increase was due to activity related to Ohio’s revaluation cycle, which occurs every six years, and a $4.0 million contract with Fulton County, Georgia, which began late in 2006. The Ohio revaluation projects began with smaller counties late in the first quarter of 2006 and expanded to larger counties by the third quarter of 2006. A substantial portion of the Ohio revaluation projects was complete by September 30, 2007. The level of appraisal services revenues for 2008 will depend on our ability to replace the appraisal services revenues associated with the Ohio revaluation.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of September 30:

	Third Quarter				Nine Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues

Software licenses	$1,888	23%	$2,500	24%	$5,823	24%	$7,592	27%
Acquired software	427	5	353	3	1,248	5	1,007	4
Software services and maintenance	26,737	66	22,647	68	77,505	68	67,341	69
Appraisal services	3,248	66	3,386	69	11,340	69	10,246	70
Hardware and other	1,002	72	1,096	75	3,471	74	3,397	72

Total cost of revenue	$33,302	61%	$29,982	60%	$99,387	62%	$89,583	62%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter			Nine Months
Gross Margin percentages	2007	2006	Change	2007	2006	Change

Software licenses & acquired software	71.8%	72.6%	(0.8)%	71.2%	69.1%	2.1%
Software services and maintenance	33.8	32.1	1.7	31.8	30.5	1.3
Appraisal services	34.1	31.2	2.9	31.3	30.4	0.9
Hardware and other	28.5	24.6	3.9	26.3	27.8	(1.5)

Overall gross margin	39.4%	40.2%	(0.8)%	37.6%	37.9%	(0.3)%
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
For the nine months ended September 30, 2007, our software license gross margin percentage increased slightly compared to the prior year period due to lower amortization expense of software development costs because some products became fully amortized during the first quarter of 2006. Additionally our product mix in the first nine months of 2007 included less third party software, which has higher associated costs than proprietary software.
Software services and maintenance revenues. Cost of software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities. For the three months and nine months ended September 30, 2007, the software services and maintenance gross margin percentage was slightly higher than the comparable prior year periods because maintenance costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 163 full-time equivalent employees since September 30, 2006. This increase includes 73 additional employees related to acquisitions completed in the first nine months of 2007. The remaining additions were to increase our capacity to train and deliver our contract backlog, particularly for our Odyssey courts and justice solutions.

Appraisal services. Higher revenues associated with increased activity on the Ohio revaluation projects contributed to the slight appraisal services gross margin percentage increase.
Our blended gross margin for the three months ended September 30, 2007 declined .8% compared to the prior year period due to a revenue mix that included less software license. Software license revenue inherently has higher gross margins than other revenues such as professional services and hardware. Although the revenue mix for the nine months ended September 30, 2007 also included less software license than the prior year period, the negative impact on the gross margin was offset by lower amortization expense of software development costs as well as lower third party software costs described above.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative expenses (SG&A) for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Selling, general and administrative expenses	$12,691	$12,421	$270	2%	$38,448	$35,578	$2,870	8%
Percent of revenues	23.1%	24.8%			24.1%	24.7%
For the three months ended September 30, 2007, SG&A costs grew at a slower rate than revenues due to leverage in the utilization of our administrative and sales staff.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Research and development expense	$639	$780	($141)	(18)%	$3,266	$2,494	$772	31%
Percent of revenues	1.2%	1.6%			2.0%	1.7%
For the three and nine months ended September 30, 2007, research and development expense included costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In January 2007 we entered into a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, we amended the agreement with Microsoft. Under the amended agreement, Microsoft will assist in funding our Microsoft Dynamics AX development costs in exchange for intellectual property rights for use outside the public sector. We are accounting for this funding from Microsoft as a funded development activity. In the three months ended September 30, 2007, we reduced our research and development expense by $880,000, which was the amount earned under the terms of the contract with Microsoft. We anticipate these costs and associated reimbursements from Microsoft will continue into 2009; however, the actual amount and timing of those costs and related reimbursements from Microsoft and whether they are capitalized or expensed, may vary.
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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Amortization of customer and trade name intangibles	$372	$326	$46	14%	$1,075	$973	$102	10%
In the first nine months of 2007, we completed three acquisitions, which increased amortizable customer intangibles by $3.3 million. This amount will be amortized over a weighted average period of approximately 6 years.
Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2007	2006	$	%	2007	2006	$	%
Income tax provision	$3,209	$2,523	$686	27%	$7,141	$5,938	$1,203	20%

Effective income tax rate	38.3%	36.4%			38.7%	36.8%
The effective income tax rates for the three and nine months ended September 30, 2007 and 2006 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
The effective tax rate for the three months ended September 30, 2006 included the benefit from previously unclaimed tax credits resulting from the completion of state income tax audits. The effective tax rate for the nine months ended September 30, 2006 also included the benefit of changes in the Texas franchise tax law and related rates enacted in the second quarter of 2006.
     FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2007, we had cash and cash equivalents (including restricted cash equivalents) of $20.3 million and short-term investments of $28.4 million, compared to cash and cash equivalents (including restricted cash equivalents) of $22.2 million and short-term investments of $19.5 million at December 31, 2006. As of September 30, 2007 we had outstanding letters of credit totaling $4.5 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through mid-2008.
The following table sets forth a summary of cash flows for the periods presented as of September 30:

Nine Months Ended September 30,	2007	2006

Cash flows provided by (used by):
Operating activities	$24,538	$22,687
Investing activities	(20,035)	(16,009)
Financing activities	(5,892)	(6,359)

Net (decrease) increase in cash and cash equivalents	$(1,389)	$319

     Operating Activities
Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand and access to the capital markets. For the nine months ended September 30, 2007, operating activities provided net cash of $24.5 million, primarily generated from net income of $11.3 million, non-cash depreciation and amortization charges of $7.8 million, and non-cash share-based compensation expense of $1.7 million, and a net decrease in operating assets and liabilities of $3.7 million. The operating asset decline mainly relates to the timing of collection of annual maintenance renewals that are billed near the end of June.
Our days sales outstanding (“DSO”) was 93 days at September 30, 2007 and 102 days at December 31, 2006. DSO decreased compared to the fourth quarter of 2006 because of annual maintenance billing collections. Our maintenance billings typically peak in December and June of each year and are followed by collections in the subsequent quarter. DSO is calculated based on total accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
For the nine months ended September 30, 2006 operating activities provided net cash of $22.7 million, primarily generated from net income of $10.2 million, non-cash depreciation and amortization charges of $7.6 million, and non-cash share-based compensation expense of $1.5 million, and by a net decline in operating assets and liabilities of $3.1 million. The net decrease in operating assets and liabilities is attributable to timing of cash receipts related to annual maintenance billings.
For the nine months ended September 30, 2007, net cash used by investing activities of $20.0 million includes cash payments of $9.0 million for the acquisitions of EDP Enterprises, Inc., Advanced Data Systems, Inc. and certain software assets to enhance our courts and justice product line. In addition, investing activities includes $8.8 million, net of sales, to purchase short-term investments and $2.6 million in property and equipment. The property and equipment increase was due to expenditures related to computer hardware and software and other asset additions to support internal growth.
For the nine months ended September 30, 2006 net cash used by investing activities of $16.0 million includes cash payments of $12.2 million for two acquisitions, MazikUSA Inc. and TACS, Inc. In addition, we spent $3.3 million for property and equipment related to computer hardware and software, including a new enterprise-wide customer relationship management system, and other asset additions to support internal growth.
For the nine months ended September 30, 2007 and 2006, net cash used in financing activities was $5.9 million and $6.4 million, respectively, and was attributable to purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.
During the nine months ended September 30, 2007, we purchased 889,000 shares of our common stock for an aggregate purchase price of $11.1 million. A summary of the repurchase activity during the nine months ended September 30, 2007 is as follows:

				Maximum number of
		Additional number		shares that may be
		of shares		repurchased under
	Total number of	authorized that may	Average price paid	current
Period	shares repurchased	be repurchased	per share	authorization
January 1 through January 31	131	—	$13.92	900
February 1 through February 28	92	—	13.63	808
March 1 through March 31	67	—	13.05	741
April 1 through April 30	60	—	12.01	681
Additional authorization by the board of directors	—	2,000	—	2,681
May 1 through May 31	539	—	11.99	2,142
June 1 through June 30	—	—	—	2,142
July 1 through July 31	—	—	—	2,142
August 1 through August 31	—	—	—	2,142
September 1 through September 30	—	—	—	2,142

Total nine months ended September 30, 2007	889	2,000	$12.52

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in

April and July 2003, October 2004, October 2005 and May 2007. On May 17, 2007, our board of directors authorized the repurchase of an additional 2.0 million shares of our common stock. As of September 30, 2007 we had remaining authorization to repurchase up to 2.1 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
We made federal and state income tax payments, net of refunds of $6.9 million in the nine months ended September 30, 2007 compared to $7.9 million in the comparable prior year.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of September 30, 2007, we had funds invested in auction rate municipal securities and state and municipal bonds, which were accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115. The carrying value of these investments approximates fair market value. Due to the nature of these investments, we are not subject to significant market rate risk.
We have no outstanding debt at September 30, 2007, and are therefore not subject to any interest rate risk.
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
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As of June 30, 2007, we had warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share, which were held by Bank of America, N. A. (“BOA”) pursuant to the terms of two Amended and Restated Stock Purchase Warrants (collectively, the “Warrants”). The exercise price could be paid either in cash or by a “cashless exercise” in which the holder was required to surrender the Warrants in exchange for warrant shares based on the following formula: [(Market Price — $2.50) / (Market Price)] x 1. 6 million shares, with the Market Price calculated as the immediately preceding 60-day trading average of our common stock. The Warrants identified specific exercise procedures for each method of exercise and further provided that any exercise would not be effective until we received all applicable documents, instruments, and the purchase price. The Warrants were originally issued on September 10, 1997 and were exercisable from that date until 5:00 p.m., Central Time, on September 10, 2007, when they expired.
On September 10, 2007, at 4:44 p.m., BOA attempted to effectuate a “cashless exercise” of the Warrants via email; however, we believe BOA did not comply with all of the requirements set forth in the Warrants for an effective exercise. At 5:37 p.m., Central Time, BOA recalled this email exercise notice, which we subsequently accepted. At 6:10 p.m., Central Time, BOA attempted to effectuate a cash exercise of the Warrants by emailing a different notice of exercise, which we believe also failed to comply with all of the requirements set forth in the Warrants for an effective exercise, and in any event, was after the expiration date of the Warrants. As a result, we believe these Warrants expired as of September 10, 2007 and have excluded the effect of the Warrants from potentially dilutive common shares as of such date in our earnings per share computation.

On October 12, 2007, we filed a declaratory judgment action against BOA in the District Court of Dallas County, Texas, 101st Judicial District requesting the court to declare, among other things, that the Warrants have expired pursuant to their terms. As of the date of this Form 10-Q, BOA has not filed a response to the litigation. While we believe the Warrants expired as of September 10, 2007, there can be no assurance as to the ultimate resolution of this matter.
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

Date: October 22, 2007