Form 10-K
period 2007-12-31
TYLER TECHNOLOGIES INC
filed 2008-02-28
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10485
TYLER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2303920 (I.R.S. employer identification no.)

5949 Sherry Lane, Suite 1400 Dallas, Texas (Address of principal executive offices)	75225 (Zip code)
Registrant’s telephone number, including area code: (972) 713-3700

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. YES ☐ NO ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $448,042,000 based on the reported last sale price of common stock on June 30, 2007, which is the last business day of the registrant’s most recently completed second fiscal quarter.
     The number of shares of common stock of the registrant outstanding on February 22, 2008 was 37,960,282.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 15, 2008.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide outsourced hosting for some of our applications at one of our data centers through an applications service provider (“ASP”) arrangement through our subscription-based services. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.
Tyler was founded in 1966. Prior to 1998, we operated as a diversified industrial conglomerate, with operations in various industrial, retail and distribution businesses, all of which have been divested. In 1997, we embarked on a multi-phase growth plan focused on serving the specialized information management needs of local governments nationwide. In 1998 and 1999, we entered the local government IT market through a series of strategic acquisitions of companies in the local government IT market.
MARKET OVERVIEW
The state and local government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,100 counties, 36,000 cities and towns and 14,200 school districts. This market is also comprised of approximately 35,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.
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
Gartner estimates that state and local government IT spending will grow from $50.1 billion in 2008 to $57.5 billion in 2011, with local government accounting for $25.6 billion of IT spending in 2008 and $29.0 billion in 2011. The external services and software segments of the market, where our business is primarily focused, is expected to expand from $13.5 billion in 2008 to $15.9 billion in 2011.

PRODUCTS AND SERVICES
We provide a comprehensive and flexible suite of products and services that address the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from five primary sources:
•	sales of software licenses;

•	subscription-based arrangements;

•	software services;

•	maintenance and support; and

•	appraisal services.
We design, develop and market a broad range of software solutions to serve mission-critical “back-office” functions of local governments. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software solutions and services are generally grouped in four major areas:
•	Financial Management and Education;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Document Management.
Each of our core software systems consists of several fully integrated application modules. For customers who acquire the software for use in-house, we generally license our systems under standard perpetual license agreements that provide the customer with a fully paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financial management and education and property appraisal and tax, we offer multiple solutions designed to meet the needs of different sized governments.
We also offer certain software solutions on an outsourced basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, we host the applications and data at one of our data centers. Customers typically pay monthly fees under multi-year contracts for these subscription-based services.
Historically, we have had a greater proportion of our annual revenues in the second half of our fiscal year due to governmental budget and spending cycles and the timing of system implementations for customers desiring to “go live” at the beginning of the calendar year.
A description of our suite of products and services follows:
Software Licenses
Financial Management and Education
Our financial management and education solutions are ERP (Enterprise Resource Planning) systems for local governments, which integrate information across all facets of a client organization. Our financial management solutions include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial management systems include modules for general ledger, budget preparation, fixed assets, requisitions, purchase orders, bid management, accounts payable, contract management, accounts receivable, investment management, inventory control, project and grant accounting, work orders, job costing, GASB 34 reporting, payroll and human resources. All of our financial management systems are intended to conform to government auditing and financial reporting requirements and generally accepted accounting principles.

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
In 2006 we began offering a student information system for K-12 schools, which manages such applications as scheduling, grades and attendance. We also added software applications to manage public sector pension funds.
Tyler’s financial management and education solutions include Web components that enhance local governments’ service capabilities by facilitating online access to information for both employees and citizens and enabling online transactions.
Courts and Justice
We offer a complete, integrated suite of solutions designed to automate, track and manage the law enforcement and judicial process, from the initiation of incidents in computer-aided dispatch/emergency 911 systems through the process of arrest, court appearances and final disposition to probation. These applications may be installed on a stand-alone basis or integrated with our other solutions to eliminate duplicate entries and improve efficiency.
Our Web-enabled court systems are designed to automate the tracking and management of information involved in criminal and civil court cases, including municipal, family and probate courts. These applications track the status of criminal and civil cases, process fines and fees and generate the specialized judgment and sentencing documents, citations, notices and forms required in court proceedings. Additional judicial applications automate the management of court calendars, coordinate judge’s schedules, generate court dockets, manage justice of the peace processes and automate district attorney and prosecutor functions. Related products include jury selection, “hot” check processing, and adult and juvenile probation management applications. Our courtroom technologies allow courts to review cases, calendars, and to scan documents and mug shots using a Web browser. Additionally, document-imaging options include the ability to scan, store, retrieve and archive a variety of criminal and civil case-related documents.
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
Document Management
We offer a number of specialized software applications designed to help county governments enhance and automate courthouse operations. These systems record, scan and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). These applications include fully integrated imaging systems with batch and scan processing capabilities and fully integrated receipting and cashiering systems as well as Web-enabled public access.
Subscription-Based Services
Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. Our ASP arrangements and other hosted service offerings, provide certain software solutions on an outsourced basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies.
ASP arrangements and other hosting services are typically for a period of three to six years and automatically renew unless either party cancels the agreement. Other software subscriptions and disaster recovery service arrangements are typically under annual contracts. The majority of the ASP and other hosting services and software subscriptions also include professional services and maintenance and support services. In certain ASP arrangements, the customer also acquires a license to the software.
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
Virtually all of our software customers contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless the customer or Tyler gives notice of termination prior to expiration. Similar support is provided to our ASP customers, and is included in their overall monthly fees which are classified as subscription-based revenues.

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
Local government taxing authorities normally reappraise properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. In some jurisdictions, reassessment cycles are mandated by law; in others, they are discretionary. While some taxing jurisdictions perform reappraisals in-house, many local governments outsource this function because of its cyclical nature and because of the specialized knowledge and expertise requirements associated with it. Our appraisal services business unit has been in this business since 1938.
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
STRATEGY
Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
•	Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•	Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, via the Internet. We believe that the addition of such features enhance the market appeal of our core products. Since 2001, we have also offered certain of our software products under an ASP or other software as a subscription-based service model which we believe will, over time, have increasing appeal to local governments and will be expanded to include more applications. We have also increased our offerings of consulting and business process reengineering services.

•	Leverage a core technology framework across multiple product development efforts. We have developed certain core technology frameworks upon which we have developed or are developing a new generation of a number of products. By leveraging the core frameworks, for the development of multiple products, we believe we can develop new-generation products more efficiently, and at a lower total cost. In addition, utilizing a core framework is also expected to help us bring new products to market more rapidly. By having more products built on common technology frameworks, we expect to enhance our cross-selling opportunities and be able to provide maintenance and other services more efficiently.

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, Puerto Rico, and the United Kingdom, not all of our product lines have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by product in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our products, are allowing us to achieve success in selling to larger customers.
•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of IT products and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which had revenues of $95.8 million in 2007. We have historically experienced very low customer turnover (less than 2% annually for our major software business units) and recurring revenues continue to grow as the installed customer base increases.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same products result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, we may from time to time selectively pursue strategic acquisitions that provide us with one or more of the following:

☐	products and services to complement our existing offerings;

☐	entry into new markets related to local governments; and

☐	new customers and/or geographic expansion.
•	Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we will enhance Microsoft Dynamics AX with public sector-specific functionality. The co-development will broaden the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality will be sold in the United States and internationally through Microsoft’s distribution channels and is expected to be available for delivery in 2010. Tyler will also become an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and will sell the solutions directly into the government market. Tyler will receive license and maintenance royalties on direct and indirect sales of the solutions co-developed under this multi-year term relationship.
SALES, MARKETING, AND CUSTOMERS
We market our products and services through direct sales and marketing personnel located throughout the United States. Other in-house sales staff focuses on add-on sales, professional services and support.
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

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2007, approximately 39% of our revenue was attributable to ongoing support and maintenance agreements.
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
BACKLOG
At December 31, 2007, our estimated revenue backlog was approximately $250.1 million, compared to $205.9 million at December 31, 2006. The backlog represents signed contracts under which the products have not been delivered or the services have not been performed as of year-end. Approximately $165.2 million of the backlog is expected to be recognized during 2008.
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
EMPLOYEES
At December 31, 2007, we had 1,627 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We occupy a total of approximately 297,000 square feet of office and warehouse space, 42,000 of which we own. We lease our principal executive office located in Dallas, Texas, as well as other offices for our divisions in Colorado, Iowa, Maine, Ohio, Texas and Washington.
ITEM 3. LEGAL PROCEEDINGS.
Prior to September 11, 2007, we had warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share, which were held by Bank of America, N. A. (“BOA”) pursuant to the terms of two Amended and Restated Stock Purchase Warrants (collectively, the “Warrants”). The exercise price could be paid either in cash or by a “cashless exercise” in which the holder was required to surrender the Warrants in exchange for warrant shares based on the following formula: [(Market Price – $2.50) / (Market Price)] x 1. 6 million shares, with the Market Price calculated as the immediately preceding 60-day trading average of our common stock. The Warrants identified specific exercise procedures for each method of exercise and further provided that any exercise would not be effective until we received all applicable documents, instruments, and the purchase price. The Warrants were originally issued on September 10, 1997 and were exercisable from that date until 5 p.m., Central Time, September 10, 2007, when they expired.
On September 10, 2007, at 4:44 p.m., Central Time, BOA attempted to effectuate a “cashless exercise” of the Warrants via email; however, we believe BOA did not comply with all of the requirements set forth in the Warrants for an effective exercise. At 5:37 p.m., Central Time, BOA recalled this email exercise notice, which we subsequently accepted. At 6:10 p.m., Central Time, BOA attempted to effectuate a cash exercise of the Warrants by emailing a different notice of exercise, which we believe also failed to comply with all of the requirements set forth in the Warrants for an effective exercise, and in any event, was after the expiration date of the Warrants. As a result, we believe these Warrants expired as of September 10, 2007 and have excluded the effect of the Warrants from potentially dilutive common shares as of such date in our earnings per share computation.
On October 12, 2007, we filed a declaratory judgment action against BOA in the District Court of Dallas County, Texas, 101st Judicial District requesting the court to declare, among other things, that the Warrants have expired pursuant to their terms. On November 14, 2007, BOA filed an original answer and counterclaim asserting, among other things, that the parties modified the exercise requirements of the Warrants, that Tyler breached the alleged modified contracts by refusing to deliver the warrant shares to BOA, and that BOA is therefore entitled to specific performance of the Warrants by us delivering the warrant shares or, in the alternative, to a recovery of damages, including attorneys’ fees, interest, and costs. While we believe the Warrants expired as of September 10, 2007, there can be no assurance as to the ultimate resolution of this matter.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2007, we had approximately 2,150 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,150 beneficial owners of our common stock.
The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2006:	First Quarter	$11.00	$8.40
	Second Quarter	11.50	9.80
	Third Quarter	13.36	10.27
	Fourth Quarter	14.99	12.41

2007:	First Quarter	$14.93	$12.03
	Second Quarter	13.28	11.70
	Third Quarter	15.74	11.39
	Fourth Quarter	16.20	12.81

2008:	First Quarter (through February 22, 2008)	$14.58	$12.29
We did not pay any cash dividends in 2007 or 2006. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2007.

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding	plans (excluding securities
	warrants and rights as of	options, warrants	reflected in initial column as of
Plan Category	December 31, 2007	and rights	December 31,2007)
Equity compensation plans approved by security shareholders:
Stock options	3,972,076	$7.16	211,471
ESPP	29,017	10.96	553,735
Equity compensation plans not approved by security shareholders	—	—	—

	4,001,093	$7.19	765,206

During 2007, we purchased approximately 1.3 million shares of our common stock for an aggregate purchase price of $16.2 million. A summary of the repurchase activity during 2007 is as follows:

		Additional		Maximum number
		number of shares		of shares that may
	Total number	authorized that	Average	be repurchased
	of shares	may be	price paid	under current
Period	repurchased	repurchased	per share	authorization
Three months ended March 31	290,000	—	$13.62	741,000
Additional authorization by the board of directors	—	2,000,000	—	2,741,000
Three months ended June 30	599,000	—	11.99	2,142,000
Three months ended September 30	—	—	—	2,142,000
October 1 through October 31	—	—	—	2,142,000
November 1 through November 30	—	—	—	2,142,000
December 1 through December 31	361,000	—	13.94	1,781,000

Total year ended December 31, 2007	1,250,000	2,000,000	$12.93

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005 and May 2007. On May 17, 2007, our board of directors authorized the repurchase of an additional 2.0 million shares. As of December 31, 2007, we had remaining authorization to repurchase up to 1.8 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

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
The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2002. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Tyler Technologies, Inc.	100	230.94	200.48	210.55	337.17	309.11
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P 600 Information Technology Index	100	153.87	164.09	163.70	179.13	195.80

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA(1):
Revenues	$219,796	$195,303	$170,457	$172,270	$145,454
Costs and expenses:
Cost of revenues (2)	135,371	120,499	108,970	108,432	90,627
Selling, general and administrative expenses (2)	51,724	48,389	43,821	42,931	37,246
Research and development expense	4,443	3,322	2,421	2,520	1,144
Restructuring charge	—	—	1,260	—	—
Amortization of customer and trade name intangibles	1,478	1,318	1,266	1,267	925

Operating income	26,780	21,775	12,719	17,120	15,512
Realized gain on sale of investment in H.T.E., Inc. (3)	—	—	—	—	23,233
Other income, net	1,800	1,080	906	317	339

Income from operations before income taxes	28,580	22,855	13,625	17,437	39,084
Income tax provision	11,079	8,493	5,432	7,309	13,106

Income from operations	$17,501	$14,362	$8,193	$10,128	$25,978

Income from operations per diluted share	$0.42	$0.34	$0.19	$0.23	$0.58

Weighted average diluted shares	41,352	41,868	42,075	44,566	45,035

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$34,111	$26,804	$21,187	$22,159	$22,535
Cash flows (used by) provided by investing activities	(34,275)	(24,326)	1,820	(9,914)	(590)
Cash flows used by financing activities	(7,406)	(5,999)	(14,847)	(9,940)	(25,421)

BALANCE SHEET DATA:
Total assets	$241,508	$220,276	$194,437	$190,487	$186,396
Shareholders’ equity	137,211	125,875	112,197	118,400	117,907

(1)	In December 2003, we acquired Eden Systems, Inc. (“Eden”), a provider of financial, personnel and citizen services software for local governments. These results include the results of the operations of Eden from the date of its acquisition.

(2)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified-prospective method. In 2007 and 2006, respectively, cost of revenues included $227,000 and $147,000 share-based compensation expense. Selling, general and administrative expenses in 2007 and 2006, respectively, included $2.1 million and $1.8 million share-based compensation expense. In accordance with the standard, results of operations for the years prior to 2006 are reported under the previous accounting standard and no expense was recorded.

(3)	On March 25, 2003, we received cash proceeds of $39.3 million in connection with a transaction to sell all of our 5.6 million shares of H.T.E., Inc. (“HTE”) common stock to SunGard Data Systems Inc. for $7.00 cash per share. Our original cost basis in the HTE shares was $15.8 million. After transaction and other costs, we recorded a gross realized gain of $23.2 million ($16.2 million or $0.36 per diluted share after income taxes of $7.0 million) for the year ended December 31, 2003.

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
OVERVIEW
We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions.
Our products are generally grouped into four major areas:
•	Financial Management and Education;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Document Management.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
•	Revenues — We derive our revenues from five primary sources: sale of software licenses; subscription-based services; software services; appraisal services; and maintenance and support. Because the majority of the software we sell is “off-the-shelf”, increased sales of software products generally result in incrementally higher gross margins. Thus, the most significant driver to our business is the number and size of software license sales. In addition, new software license sales generally generate implementation services revenues as well as future maintenance and support revenues, which we view as a recurring revenue source. We also monitor our customer base and churn since our maintenance and support revenue should increase due to our historically low customer turnover.

•	Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses, subscription-based services, and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2007, our total full-time equivalent employee count increased to 1,627 from 1,513 at December 31, 2006. The majority of these additions were to our implementation and support staff, including additions to our capacity to deliver our backlog, particularly for our Odyssey courts and justice solutions. Our implementation and support staff at December 31, 2007 includes 73 full-time equivalent employees added as a result of two acquisitions completed in 2007.

•	Selling, General and Administrative (“SG&A”) Expenses — The primary components of SG&A expense are administrative and sales personnel salaries and commissions, marketing expense, rent and professional fees. Sales commissions generally fluctuate with revenues but other administrative expenses tend to grow at a slower rate than revenues.

•	Liquidity and Cash Flows — The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in software development and property and equipment and the discretionary purchases of treasury stock. During 2007 we used cash of $9.0 million to acquire two companies and miscellaneous other software assets. In 2007, we also purchased 1.3 million shares of our common stock at an aggregate purchase price of $16.2 million. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, cost of revenues and expenses during the reporting period, and related disclosure of contingent assets and liabilities. The Notes to the Consolidated Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the consolidated financial statements. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportionate performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense and valuation allowance for receivables. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition. We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition.” We recognize revenue on our appraisal services contracts using the proportionate performance method of accounting, with considerations for the provisions of Emerging Issue Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Our revenues are derived from sales of software licenses, subscription-based services, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or programming a minor feature the customer had in their prior software solution. These amounts have historically been considered nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, we review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.

For those software arrangements that involve significant production, modification or customization of the software, which is considered essential to its functionality, and for substantially all property appraisal outsourcing projects, we recognize revenue and profit as the work progresses using the percentage-of-completion method and the proportionate performance method of revenue recognition. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known.
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
For subscription-based services such as application service provider arrangements and other hosting arrangements, we evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by EITF 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, “Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, hosting fees are recognized on a monthly basis over the term of the contract commencing when the customer has access to the software. For professional services associated with hosting arrangements that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. Management reviews unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue which represents billings in excess of revenue earned. The majority of this liability consists of maintenance billings for which payments are made in advance and the revenue is ratably earned over the maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product has not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.
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
Share-Based Compensation. We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Prior to January 1, 2006, we accounted for share-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense was recorded because the exercise prices of the stock options equaled the market prices of the underlying stock on the dates of grants. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“ SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services, using the modified prospective application transition method. Subsequently, we recorded compensation expense in our statement of operations over the service period that the awards are expected to vest.
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
ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2007, 2006 and 2005.
2007 Compared to 2006
Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2007	Total	2006	Total	$	%
Software licenses	$35,063	16%	$37,247	19%	$(2,184)	(6)%
Subscriptions	10,406	5	7,298	4	3,108	43
Software services	60,283	27	50,861	26	9,422	19
Maintenance	85,411	39	73,413	38	11,998	16
Appraisal services	21,318	10	19,755	10	1,563	8
Hardware and other	7,315	3	6,729	3	586	9

Total revenues	$219,796	100%	$195,303	100%	$24,493	13%

Software licenses. Software license revenues consist of the following components for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2007	Total	2006	Total	$	%
Financial management and education	$24,988	71%	$27,292	73%	$(2,304)	(8)%
Courts and justice	5,987	17	4,756	13	1,231	26
Appraisal and tax and other	4,088	12	5,199	14	(1,111)	(21)

Total revenues	$35,063	100%	$37,247	100%	$(2,184)	(6)%

In 2007 we signed 86 material new contracts with average software license fees of approximately $434,000, compared to 78 material new contracts signed in 2006 with average software license fees of approximately $326,000. We consider contracts with a license fee component of $100,000 or more to be material. Although a contract is signed in a particular year, the year in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Consolidated Financial Statements.
Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions for 2007 decreased 8% compared to the prior year. Over half the decline was due to product mix in 2007 that required less third party software. A portion of the remaining decline was mainly due to a number of customers in 2007 choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Although these customers represented a relatively small percentage of new customers, the size of those contracts was larger than in the prior year. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangement but generate higher overall subscription-based services revenue over the term of the contract.

•	Software license revenue related to our courts and justice software solutions increased 26% for 2007 compared to the prior year. In the fourth quarter of 2007 we recorded software license revenue of approximately $1.3 million from a contract which had been deferred in accordance with the terms of the contract.

•	Appraisal and tax and other software license declined 21% in 2007 compared to the prior year primarily due to the deferral of software license revenue on a customer arrangement pending establishment of a revised timeline for the completion of certain development and implementation services. We currently expect a revised implementation schedule will be established and we will collect the remaining license fees contained in the arrangement.
Subscriptions. Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New ASP customers provided approximately two-thirds of the subscription revenue increase due to further expansion into existing markets and new markets such as Pennsylvania and Texas.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprises approximately half of our software services revenue in the years presented, experienced modest increases compared to the prior year due to increased contract volume and additions to implementation and training staff which enabled us to deliver our backlog at a faster rate. Excluding the impact of acquisitions we have added approximately 40 people to our financial management and education implementation and training staff over the last twelve months.

•	Software services revenue related to our courts and justice solutions experienced substantial increases compared to the prior year, reflecting increased contract volume. We had approximately 34 active Odyssey contracts in 2007 compared to approximately 25 active Odyssey contracts in 2006, primarily due to continued expansion in Texas and Florida and a new contract with Indiana. We have added approximately 50 people to our courts and justice implementation and training staff over the last twelve months.

•	Software services revenue related to appraisal and tax and other solutions, which comprise approximately 25% of our software services revenue in the periods presented, had moderate increases for 2007 compared to the prior year. The majority of the increase is related to one large appraisal and tax software implementation, which was substantially completed by December 31, 2007. The level of appraisal and tax software services revenues for 2008 will depend on our ability to replace the revenues associated with this large implementation.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased over the prior year due to growth in our installed customer base and slightly higher maintenance rates on most of our solutions.

Appraisal services. Appraisal services are project-oriented and are driven in part by revaluation cycles in various states. Appraisal services revenue for 2007 was 8% higher than the prior year period. The increase was due to activity related to Ohio’s revaluation cycle, which occurs every six years, and a $4.0 million contract with Fulton County, Georgia, which began late in 2006. The Ohio revaluation projects began with smaller counties late in the first quarter of 2006 and expanded to larger counties by the third quarter of 2006. A substantial portion of the Ohio revaluation projects was complete by December 31, 2007. We anticipate appraisal services revenues for 2008 will decline moderately compared to 2007 if we are unable to replace the appraisal services revenues associated with the Ohio revaluation.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	Change
($ in thousands)	2007	revenues	2006	revenues	$	%
Software licenses	$7,953	23%	$9,968	27%	$(2,015)	(20)%
Acquired software	2,279	7	1,360	4	919	68
Software services, maintenance and subscriptions	104,993	67	90,601	69	14,392	16
Appraisal services	14,467	68	13,563	69	904	7
Hardware and other	5,679	78	5,007	74	672	13

Total cost of revenues	$135,371	62%	$120,499	62%	$14,872	12%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented for the following years ended December 31:

Gross margin percentages	2007	2006	Change
Software licenses and acquired software	70.8%	69.6%	1.2%
Software services, maintenance and subscriptions	32.7	31.1	1.6
Appraisal services	32.1	31.3	0.8
Hardware	22.4	25.6	(3.2)

Overall gross margin	38.4%	38.3%	0.1%
Software license. The main component of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the balance. Once a product is released, we begin to amortize, over the estimated useful life of the product, any capitalized costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
For 2007 our software license gross margin percentage increased slightly compared to the prior year because our product mix in 2007 included less third party software, which has higher associated costs than proprietary software. The gross margin also benefited from lower amortization expense of software development costs because some products became fully amortized during the first quarter of 2006.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For 2007 the software services, maintenance and subscription gross margin percentage increased 1.6% over the prior year because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 162 full-time equivalent employees since December 31, 2006. This increase includes 73 additional employees related to acquisitions completed in 2007. The remaining additions were to increase our capacity to train and deliver our contract backlog, particularly for our courts and justice solutions.
Appraisal services. Higher revenues associated with increased activity on the Ohio revaluation projects contributed to the slight appraisal services gross margin percentage increase.
Our blended gross margin for 2007 was flat compared to the prior year due to a revenue mix that included less software license and significant additions to our development and implementation staff to deliver our growing backlog. Software license revenue inherently has higher gross margins than other revenues such as professional services and hardware. Although the revenue mix for 2007 also included less software license than the prior year, the negative impact on the gross margin was offset by lower third party software costs as well as lower amortization expense of software development costs described above.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2007	revenues	2006	revenues	$	%
Selling, general and administrative expenses	$51,724	24%	$48,389	25%	$3,335	7%
SG&A costs grew at a slower rate than revenues in 2007 due to leverage in the utilization of our administrative and sales staff.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2007	revenues	2006	revenues	$	%
Research and development expense	$4,443	2%	$3,322	2%	$1,121	34%
For 2007, research and development expense included costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In 2007, we reduced our research and development expense by $1.6 million, which was the amount earned under the terms of our strategic alliance with Microsoft. We anticipate these costs and associated reimbursements from Microsoft will continue into 2008; however, the actual amount and timing of those costs and related reimbursements and whether they are capitalized or expensed, may vary.

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

			Change
($ in thousands)	2007	2006	$	%
Amortization of customer and trade name intangibles	$1,478	$1,318	$160	12%
Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2008	$1,561
2009	1,475
2010	1,475
2011	1,460
2012	1,393
Other
In 2007 interest income is the main component of other income. Other income in 2006 also includes non-usage and other fees associated with a credit agreement we terminated in January 2007 and gains and losses on risk management liabilities and assets associated with a foreign exchange contract. Interest income in 2007 was $1.8 million compared to $1.4 million in 2006. The increase in interest income is due to higher invested cash balances as the result of positive cash flow in 2007.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($ in thousands)	2007	2006	$	%

Income tax provision	$11,079	$8,493	$2,586	30%

Effective income tax rate	38.8%	37.2%
The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
The effective rate for 2006 was lower than the 2007 effective tax rate mainly due to changes in the Texas franchise tax law and rates enacted in the second quarter of 2006 and favorable state income tax audit results.
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

2006 Compared to 2005
Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2006	Total	2005	Total	$	%
Software licenses	$37,247	19%	$29,418	17%	$7,829	27%
Subscriptions	7,298	4	5,852	3	1,446	25
Software services	50,861	26	46,233	27	4,628	10
Maintenance	73,413	38	64,728	38	8,685	13
Appraisal services	19,755	10	18,374	11	1,381	8
Hardware and other	6,729	3	5,852	4	877	15

Total revenues	$195,303	100%	$170,457	100%	$24,846	15%

Software licenses. Changes in software license revenues consist of the following components:
▪	Software license revenue related to financial management and education solutions, which comprise approximately 70% of our software license revenues in the years presented, increased significantly compared to the prior year primarily due to growth from geographic expansion and increased success in winning larger contracts. Third party software revenue also increased over the comparable prior year because we sold more financial software modules that utilize third party software. Also, in late 2005 we simplified the implementation process for one of our financial products, which has enabled us to deliver the product more rapidly.

▪	In 2006 software license revenue related to our products other than financial management and education solutions experienced strong increases in the aggregate compared to 2005. Software license revenues from our Odyssey courts and justice products experienced a substantial increase over the prior year as a result of the product maturing following successful early implementations and leveraging our existing customer base. In addition, licenses of our tax and appraisal products and a document management product were much higher than the prior year due to several new Java based product releases and increased appraisal revaluation activity. Our appraisal software license volume varies from period to period dependent upon the special needs and timing of our customers. Local government taxing entities normally reappraise properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. While certain of these taxing jurisdictions contract with our appraisal services division to perform the reappraisals, it is not always necessary for the customer to purchase new software in order to process the appraisals. In some cases, a customer may simply add additional appraisal software modules to enhance the functionality of its existing software.
Subscriptions. Subscription-based services increased primarily due to new customers for ASP and disaster recovery services as a result of geographic expansion, primarily in the South in the aftermath of hurricane Katrina.
Software services. Changes in software services revenues consist of the following components:
▪	Software services revenue related to financial management and education solutions, which comprise more than half of our software service revenue in the years presented, increased significantly in 2006 compared to the prior year reflecting increased contract volume and additions to training staff which enabled us to deliver our backlog at a faster rate.

▪	Software services revenue related to Odyssey courts and justice solutions was up moderately in 2006 compared to 2005 reflecting increased contract volume. Since March 31, 2005, we have increased our presence with Odyssey in Texas, Florida and Michigan and added one contract in Nevada. Odyssey software services revenue did not increase as strongly as Odyssey software license revenue because the prior year included a $1.4 million contract for follow-on services to an existing customer that had previously implemented and accepted the software.

▪	Software services revenue related to our document management solutions experienced strong increases in 2006 due to several new Java based product releases.

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
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	Change
($ in thousands)	2006	revenues	2005	revenues	$	%
Software licenses	$9,968	27%	$9,087	31%	$881	10%
Acquired software	1,360	4	794	3	566	71
Software services, maintenance and subscriptions	90,601	69	80,614	69	9,987	12
Appraisal services	13,563	69	14,188	77	(625)	(4)
Hardware and other	5,007	74	4,287	73	720	17

Total cost of revenues	$120,499	62%	$108,970	64%	$11,529	11%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented for the following years ended December 31:

Gross margin percentages	2006	2005	Change
Software licenses and acquired software	69.6%	66.4%	3.2%
Software services, maintenance and subscriptions	31.1	31.0	0.1
Appraisal services	31.3	22.8	8.5
Hardware	25.6	26.7	(1.1)

Overall gross margin	38.3%	36.1%	2.2%
Software license. Our software license gross margin percentage in 2006 increased due to substantially higher software license revenues and slightly lower amortization expense of software development costs as some products became fully amortized during the first quarter of 2006.
Software services, maintenance and subscription-based services. The software services, maintenance and subscriptions gross margin percentage in 2006 was comparable to the 2005. The cost of software services, maintenance and subscriptions increased because we added to our implementation and support staff to increase our capacity to support new sales growth and deliver sales backlog.
Appraisal services. The appraisal services gross margin percentage increased in 2006 compared to 2005 mainly due to significant organizational changes and headcount reductions we made in the second quarter of 2005 to our appraisal services business to bring costs in line with expected levels of revenue. In addition, margins in 2005 were negatively affected by cost inefficiencies associated with one large contract.

The overall gross margin percentage rose mainly due to a revenue mix that included more software license revenues, as well as lower costs as a result of the restructuring of our appraisal services business in the second quarter of 2005. Software license revenue inherently has higher gross margins than other revenues such as services and hardware.
     Selling, General and Administrative Expenses
The following table sets forth a comparison of our SG&A expenses for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2006	revenues	2005	revenues	$	%
Selling, general and administrative expenses	$48,389	25%	$43,821	26%	$4,568	10%
In 2006 SG&A includes $2.0 million of non-cash share-based compensation expense as a result of implementing SFAS No. 123R in January 2006. Partially offsetting these charges were lower SG&A expenses relating to our appraisal services and appraisal and tax software businesses due to the restructuring of those businesses in the second quarter of 2005.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2006	revenues	2005	revenues	$	%
Research and development expense	$3,322	2%	$2,421	1%	$901	37%
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
The effective rate for 2006 was lower than the prior year mainly due to changes in the Texas franchise tax law and rates enacted in the second quarter of 2006, favorable state income tax audit results and lower state income taxes as a result of a change in our corporate structure implemented in early 2005. The decline in the effective tax rate for 2006 was offset somewhat by non-deductible share-based compensation expense included in 2006 operating results.
FINANCIAL CONDITION AND LIQUIDITY
The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2007	2006	2005
Cash flows provided by (used by):
Operating activities	$34,111	$26,804	$21,187
Investing activities	(34,275)	(24,326)	1,820
Financing activities	(7,406)	(5,999)	(14,847)

Net (decrease) increase in cash and cash equivalents	$(7,570)	$(3,521)	$8,160

Historically, we have funded our operations and capital expenditures primarily with cash generated from operating activities. As of December 31, 2007, our combined cash and cash equivalents (including restricted cash equivalents) and short-term investments balance was $55.7 million compared to $41.7 million at December 31, 2006. Cash and short-term investments increased primarily due to continued strong operating performance and higher deferred revenue due to additional maintenance customers and new contract signings.
Our short-term investments are comprised of auction rate municipal securities (“ARS”). ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch Auction” process that occurs every 28 to 35 days. We have the option to participate in the auction and sell ARS to prospective buyers through a broker-dealer. We do not have the right to put the security back to the issuer. Our investments in ARS all had AAA credit ratings at the time of purchase and represent interests in collateralized debt obligations supported by municipal and state agencies. ARS are considered highly liquid because of the auction process, which have historically provided a liquid market for these securities. However, because the ARS have long-term maturity dates, there is no guarantee that the holder will be able to liquidate its holdings in the short term. As of February 22, 2008, our investment in ARS was $18.6 million compared to $41.6 million at December 31, 2007. In 2008, the majority of the auctions we participated in were successful and we expect that we will collect the principal associated with these ARS. Based on the nature of the debt obligations and our ability to liquidate our ARS in 2008 we do not believe that any change in the liquidity of the ARS market will have a material impact on our liquidity, cash flow or ability to fund operations.
At December 31, 2007, our days sales outstanding (“DSOs”) were 95 days compared to DSOs of 102 days at December 31, 2006. DSOs are calculated based on accounts receivable (excluding long-term receivables) divided by the quotient of annualized quarterly revenues divided by 360 days. The decline in DSOs is primarily due to timing of billings.
Investing activities in 2007 include cash payments of $9.0 million for the acquisitions of EDP Enterprises, Inc., Advanced Data Systems, Inc. and certain other software assets. Other investing activities during 2007 were $22.1 million, net of sales, to purchase short-term investments and $3.7 million in property and equipment. The property and equipment expenditures were related to computer hardware and software and other asset additions to support internal growth. Investing activities in 2006 include total cash payments of $12.2 million and 325,000 shares of Tyler common stock for the acquisitions of MazikUSA, Inc. and TACS, Inc. and certain maintenance and support agreements associated with one of our financial solutions. Other investing activities during 2006 were capital expenditures of $4.3 million, including $4.1 million for computer hardware and purchased software for internal use, including a new enterprise-wide customer relationship management system, and other asset additions to support internal growth. In 2005 investing activities primarily consisted of investments in software development and property and equipment.
Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and contributions from our employee stock purchase plan.
During 2007, we purchased approximately 1.3 million shares of our common stock for an aggregate purchase price of $16.2 million ($14.1 million in cash and $2.1 million in accrued liabilities at December 31, 2007.) In 2006 we purchased approximately 1.0 million shares of our common stock for an aggregate cash purchase price of $10.5 million and during 2005 we purchased approximately 2.5 million shares of our common stock for an aggregate cash purchase price of $17.7 million.
In 2007, we received $3.6 million from the exercise of options to purchase approximately 878,000 shares of our common stock under our employee stock option plan. During 2006 we issued 623,000 shares of common stock and received $2.9 million in aggregate proceeds, upon exercise of stock options and during 2005 we issued 436,000 shares of common stock and received $1.8 million in aggregate proceeds upon exercise of stock options. In 2007 we received $1.2 million from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). In both 2006 and 2005, we received $1.0 million from contributions to the ESPP.
Subsequent to December 31, 2007 and through February 22, 2008 we purchased approximately 814,000 shares of our common stock for an aggregate cash purchase price of $10.5 million.
We maintain a $5.0 million Letter of Credit facility under which the bank issues cash collateralized letters of credit. As of December 31, 2007 we had outstanding letters of credit totaling $4.5 million to secure surety bonds required by some of our customer contracts.
In the first quarter of 2008 we acquired two companies for a combined cash purchase price (net of cash acquired) of approximately $13.8 million and 126,000 shares of Tyler common stock. We have not finalized the allocation of the purchase price of the acquired companies but expect this allocation will result in non-cash charges that may have a slightly dilutive effect on earnings per share in 2008.
Excluding acquisitions, we anticipate that 2008 capital spending will be between $4.5 million and $5.5 million, the majority of which will be related to computer equipment and software for infrastructure expansions. We currently do not expect to capitalize significant amounts related to software development in 2008 but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2008 is expected to be funded from existing cash balances and cash flows from operations.
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
We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2013. Most leases contain renewal options and some contain purchase options. Following are the future obligations under non-cancelable leases at December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Future rental payments under operating leases	$4,811	$4,517	$3,034	$2,094	$1,319	$148	$15,923
It is not our usual business practice to enter into off-balance sheet arrangements or to issue guarantees to third parties. As of December 31, 2007 we have no material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2007, our capitalization consisted of $137.2 million of shareholders’ equity, with no debt.

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We are subject to the provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or related disclosures.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of December 31, 2007, we had funds invested in auction rate municipal securities, which we accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments were treated as available-for-sale under SFAS No. 115.  The carrying value of these investments approximates fair market value. Due to the nature of these investments, we are not subject to significant market rate risk.
We have no outstanding debt at December 31, 2007, and we therefore are not subject to any interest rate risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our consolidated financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — Our chief executive officer and our chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e)) as of December 31, 2007. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2007 such disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting — During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, Tyler’s internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited Tyler’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of Tyler’s internal control over financial reporting appears on page F-2 hereof.
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

Headings in Proxy Statement
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	“Tyler Management” and “Corporate Governance Principles and Board Matters”

ITEM 11. EXECUTIVE COMPENSATION.	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	“Executive Compensation “ and “Certain Relationships and Related Transactions”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Three – Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2008” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS
     The following documents are filed as part of this Annual Report:

Page
(a) (1) The consolidated financial statements are filed as part of this Annual Report.

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005	F-3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

(2) Financial statement schedules:

There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(3) Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit
Number	Description
3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated by reference herein).

*10.3	Amended and Restated Stock Purchase Warrant to purchase 1,000,000 shares of common stock of Tyler Technologies, Inc. between Tyler Technologies, Inc. and Bank of America, N.A., dated February 20, 2004, but effective as of September 10, 1997.

*10.4	Amended and Restated Stock Purchase Warrant to purchase 603,766 shares of common stock of Tyler Technologies, Inc. between Tyler Technologies, Inc. and Bank of America, N.A., dated February 20, 2004, but effective as of September 10, 1997.

*10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated February 26, 2008.

*10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated February 26, 2008.

*10.7	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller, dated February 26, 2008.

*10.8	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated February 26, 2008.

10.9	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description
*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*	— Filed herewith.
A copy of each exhibit may be obtained at a price of 15 cents per page, $10.00, minimum order, by writing Investor Relations, 5949 Sherry Lane, Suite 1400, Dallas, Texas, 75225.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 26, 2008	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2008	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President Director (principal executive officer)

Date: February 26, 2008	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 26, 2008	By:	/s/ Brian K. Miller
Brian K. Miller
Senior Vice President and Chief Financial Officer (principal financial officer)

Date: February 26, 2008	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer (principal accounting officer)

Date: February 26, 2008	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 26, 2008	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 26, 2008	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 26, 2008	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 26, 2008	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tyler Technologies, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting is included in the accompanying “Managements’ Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 22, 2008

Tyler Technologies, Inc.
Consolidated Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2007	2006	2005
Revenues:
Software licenses	$35,063	$37,247	$29,418
Subscriptions	10,406	7,298	5,852
Software services	60,283	50,861	46,233
Maintenance	85,411	73,413	64,728
Appraisal services	21,318	19,755	18,374
Hardware and other	7,315	6,729	5,852

Total revenues	219,796	195,303	170,457

Cost of revenues:
Software licenses	7,953	9,968	9,087
Acquired software	2,279	1,360	794
Software services, maintenance and subscriptions	104,993	90,601	80,614
Appraisal services	14,467	13,563	14,188
Hardware and other	5,679	5,007	4,287

Total cost of revenues	135,371	120,499	108,970

Gross profit	84,425	74,804	61,487

Selling, general and administrative expenses	51,724	48,389	43,821
Research and development expense	4,443	3,322	2,421
Restructuring charge	—	—	1,260
Amortization of customer and trade name intangibles	1,478	1,318	1,266

Operating income	26,780	21,775	12,719

Other income, net	1,800	1,080	906

Income before income taxes	28,580	22,855	13,625
Income tax provision	11,079	8,493	5,432

Net income	$17,501	$14,362	$8,193

Earnings per common share:
Basic	$0.45	$0.37	$0.21

Diluted	$0.42	$0.34	$0.19

Basic weighted average common shares outstanding	38,735	38,817	39,439
Diluted weighted average common shares outstanding	41,352	41,868	42,075
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
December 31
In thousands, except share and per share amounts

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,642	$17,212
Restricted cash equivalents	4,462	4,962
Short-term investments available-for-sale	41,590	19,543
Accounts receivable (less allowance for losses of $1,851 in 2007 and $2,971 in 2006)	63,965	58,188
Prepaid expenses	7,726	6,864
Other current assets	1,324	2,326
Deferred income taxes	2,355	2,579

Total current assets	131,064	111,674

Accounts receivable, long-term portion	398	1,675
Property and equipment, net	9,826	7,390

Other assets:
Goodwill	71,677	66,127
Customer related intangibles, net	17,706	17,502
Software, net	9,588	14,554
Trade name, net	1,074	1,188
Sundry	175	166

	$241,508	$220,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,323	$5,063
Accrued liabilities	18,905	17,735
Deferred revenue	73,714	62,387
Income taxes payable	632	—

Total current liabilities	96,574	85,185

Deferred income taxes	7,723	9,216

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2007 and 2006	481	481
Additional paid-in capital	149,568	151,627
Accumulated other comprehensive loss, net of tax	—	(10)
Retained earnings	35,632	18,131
Treasury stock, at cost; 9,528,467 and 9,255,783 shares in 2007 and 2006, respectively	(48,470)	(44,354)

Total shareholders’ equity	137,211	125,875

	$241,508	$220,276

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2007, 2006 and 2005
In thousands

				Accumulated
			Additional	Other	Retained			Total
	Common Stock		Paid-in	Comprehensive	Earnings	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Equity
Balance at December 31, 2004	48,148	$481	$152,870	$—	$(4,424)	(7,423)	$(30,527)	$118,400
Comprehensive income:
Net income	—	—	—	—	8,193	—	—	8,193
Unrealized loss on investment securities, net of tax	—	—	—	(8)	—	—	—	(8)
Reclassification adjustment, net of income taxes of $5	—	—	—	8	—	—	—	8

Total comprehensive income								8,193

Issuance of shares pursuant to stock compensation plan	—	—	(1,570)	—	—	436	3,370	1,800
Stock compensation	—	—	18	—	—	—	—	18
Treasury stock purchases	—	—	—	—	—	(2,457)	(17,683)	(17,683)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(116)	—	—	171	1,272	1,156
Federal income tax benefit related to exercise of stock options	—	—	313	—	—	—	—	313

Balance at December 31, 2005	48,148	481	151,515	—	3,769	(9,273)	(43,568)	112,197
Comprehensive income:
Net income	—	—	—	—	14,362	—	—	14,362
Unrealized loss on investment securities, net of tax	—	—	—	(10)	—	—	—	(10)

Total comprehensive income								14,352

Issuance of shares pursuant to stock compensation plan	—	—	(3,158)	—	—	623	6,074	2,916
Stock compensation	—	—	1,960	—	—	—	—	1,960
Treasury stock purchases	—	—	—	—	—	(1,033)	(10,531)	(10,531)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	22	—	—	102	918	940
Federal income tax benefit related to exercise of stock options	—	—	1,150	—	—	—	—	1,150
Issuance of shares for acquisitions	—	—	138	—	—	325	2,753	2,891

Balance at December 31, 2006	48,148	481	151,627	(10)	18,131	(9,256)	(44,354)	125,875
Comprehensive income:
Net income	—	—	—	—	17,501	—	—	17,501
Unrealized gain on investment securities, net of tax	—	—	—	10	—	—	—	10

Total comprehensive income								17,511

Issuance of shares pursuant to stock compensation plan	—	—	(7,339)	—	—	878	10,928	3,589
Stock compensation	—	—	2,365	—	—	—	—	2,365
Treasury stock purchases	—	—	—	—	—	(1,250)	(16,163)	(16,163)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(2)	—	—	100	1,119	1,117
Federal income tax benefit related to exercise of stock options	—	—	2,917	—	—	—	—	2,917

Balance at December 31, 2007	48,148	$481	$149,568	$—	$35,632	(9,528)	$(48,470)	$137,211

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
In thousands

	2007	2006	2005
Cash flows from operating activities:
Net income	$17,501	$14,362	$8,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,211	10,102	10,443
Share-based compensation expense	2,365	1,960	—
Purchased in-process research and development charge	—	140	—
Non-cash interest and other charges	—	220	(73)
Provision for losses — accounts receivable	753	2,077	1,641
Deferred income tax benefit	(1,598)	(2,520)	(2,200)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(1,575)	(10,400)	(7,031)
Income tax payable	2,028	(78)	(421)
Prepaid expenses and other current assets	(304)	(1,496)	(2,117)
Accounts payable	(1,955)	1,626	561
Accrued liabilities	(1,619)	972	2,428
Deferred revenue	7,304	9,839	9,763

Net cash provided by operating activities	34,111	26,804	21,187

Cash flows from investing activities:
Purchases of short-term investments	(67,545)	(26,825)	(16,882)
Proceeds from sales of short-term investments	45,480	19,016	18,964
Cost of acquisitions, net of cash acquired	(9,005)	(12,237)	—
Decrease in restricted investments	500	38	2,500
Investment in software development costs	(167)	(236)	(1,002)
Additions to property and equipment	(3,678)	(4,088)	(1,734)
Other	140	6	(26)

Net cash (used by) provided by investing activities	(34,275)	(24,326)	1,820

Cash flows from financing activities:
Purchase of treasury shares	(14,037)	(10,531)	(17,683)
Contributions from employee stock purchase plan	1,151	1,002	1,036
Proceeds from exercise of stock options	3,589	2,916	1,800
Excess tax benefits from share-based compensation expense	1,891	614	—

Net cash used by financing activities	(7,406)	(5,999)	(14,847)

Net (decrease) increase in cash and cash equivalents	(7,570)	(3,521)	8,160
Cash and cash equivalents at beginning of year	17,212	20,733	12,573

Cash and cash equivalents at end of year	$9,642	$17,212	$20,733

See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for local governments. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions.
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
CASH AND CASH EQUIVALENTS
Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less are classified as cash and cash equivalents, which primarily consist of money market funds. Cash and cash equivalents are stated at cost, which approximates market value.
SHORT-TERM INVESTMENTS
Short-term investments mainly consist of auction rate municipal securities with auction reset periods that occur every 28 to 35 days. These investments are classified as available-for-sale securities and are stated at fair value. Investments which are classified as available-for-sale are recorded at fair value as determined by quoted market price and unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. Interest and dividends earned on these securities are reinvested in the securities. The cost basis of securities sold is determined using the average cost method. At each reset period, we account for the transactions as “Proceeds from sales of short-term investments” for the security relinquished, and a “Purchase of short-term investments” for the security purchased, in the accompanying Consolidated Statement of Cash Flows. Following is a summary of short-term investments:

		Unrealized	Unrealized	Estimated
December 31, 2007	Cost	Gains	Losses	Fair Value
Auction rate municipal securities	$41,590	$—	$—	$41,590

		Unrealized	Unrealized	Estimated
December 31, 2006	Cost	Gains	Losses	Fair Value
Auction rate municipal securities	$14,875	$—	$—	$14,875
State and municipal bonds	4,684	—	(16)	4,668

	$19,559	$—	$(16)	$19,543

We maintain a $5.0 million Letter of Credit facility under which the bank issues cash collateralized letters of credit. As of December 31, 2007 approximately $4.5 million of our cash equivalents are restricted and designated as collateral for our letters of credit issued in connection with our surety bond program. These letters of credit expire through mid 2008.

REVENUE RECOGNITION
Software Arrangements:
We earn revenue from software licenses, subscriptions, software related services, post-contract customer support (“PCS” or “maintenance”), and hardware. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. We provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each.
We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction — Type and Certain Production — Type Contracts.”
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

For arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
For arrangements that include new product releases for which it is difficult to estimate final profitability except to assume that no loss will ultimately be incurred, we recognize revenue under the completed contract method. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete. Historically these amounts have been immaterial.
Subscription-Based Services
Subscription-based services primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services.
We recognize revenue for ASP and other hosting services, software subscriptions and disaster recovery ratably over the period of the applicable agreement as services are provided. Disaster recovery agreements and other hosting services are typically renewable annually. ASP and software subscriptions are typically for periods of three to six years and automatically renew unless either party cancels the agreement. The majority of the ASP and other hosting services and software subscriptions also include professional services as well as maintenance and support. In certain ASP arrangements, the customer also acquires a license to the software.
For ASP and other hosting arrangements, we evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by Emerging Issues Task Force (“EITF”) 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, “Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, hosting fees are recognized on a monthly basis over the term of the contract commencing when the customer has access to the software. For professional services associated with hosting arrangements that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to SOP 97-2.
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
Other:
The majority of deferred revenue consists of unearned support and maintenance revenue that has been billed based on contractual terms in the underlying arrangement with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, subscription-based services, software and appraisal services and hardware installation. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination.
Prepaid expenses and other current assets include direct and incremental costs, consisting primarily of commissions associated with arrangements for which revenue recognition has been deferred and third party subcontractor payments. Such costs are expensed at the time the related revenue is recognized.
USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportionate performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense and valuation allowance for receivables. Actual results could differ from estimates.
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

RESEARCH AND DEVELOPMENT COSTS
We expensed research and development costs of $4.4 million during 2007, $3.3 million during 2006 and $2.4 million during 2005. In 2007, we reduced our research and development expense by $1.6 million, which was the amount earned under the terms of our strategic alliance with a development partner.
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
STOCK COMPENSATION
Prior to January 1, 2006, we accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, under which no compensation expense was recognized for stock option grants. Accordingly, share-based compensation related to our stock options for periods prior to 2006 are included as a pro forma disclosure in the financial statement footnotes.
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
See Note 8 — Share-Based Compensation for further information.
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
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment annually as of April, or more frequently if impairment indicators arise. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In the implementation of SFAS No. 142, we identified two reporting units for impairment testing. The appraisal services and appraisal software stand-alone business unit qualified as a reporting unit since it is one level below an operating segment, discrete financial information exists for the business unit and the executive management group directly reviews this business unit. The other software business units were aggregated into the other single reporting unit. The appraisal services and appraisal software stand-alone business unit is organized in such a manner that both of its revenue sources are tightly integrated with each other and discrete financial information at the operating profit level does not exist for this business unit’s respective revenue sources. There have been no significant impairments of goodwill or other intangibles.
IMPAIRMENT OF LONG-LIVED ASSETS
We periodically evaluate whether current facts or circumstances indicate that the carrying value of our property and equipment or other long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset or appropriate grouping of assets and the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There have been no significant impairments of long-lived assets.
COSTS OF COMPUTER SOFTWARE
Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $167,000 during 2007, $236,000 during 2006, and $1.0 million during 2005. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $4.6 million in 2007, $5.1 million in 2006, and $5.9 million in 2005 and is included in cost of software license revenue in the accompanying consolidated statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, deferred revenues and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our available-for-sale investments are recorded at fair value based on quoted market prices.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2007.

We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Since most of our customers are domestic governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products. The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years ended December 31,
	2007	2006	2005
Balance at beginning of year	$2,971	$1,991	$986
Provisions for losses — accounts receivable	753	2,077	1,641
Collection of accounts previously written off	—	11	—
Deductions for accounts charged off or credits issued	(1,873)	(1,108)	(636)

Balance at end of year	$1,851	$2,971	$1,991

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
In connection with this activity, we have recorded unbilled receivables of $11.2 million and $10.1 million at December 31, 2007 and 2006, respectively. We also have recorded retention receivable of $3.9 million and $3.8 million at December 31, 2007 and 2006, respectively, and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been classified as accounts receivable, long-term portion in the accompanying consolidated balance sheets.
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

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board issued statement SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We are subject to the provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or related disclosures.
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
The combined purchase price, including transaction costs along with an office building used in ADS’s business and excluding cash balances acquired, for these acquisitions as well as miscellaneous other software asset purchases was $9.0 million.
We believe these acquisitions will complement our business model by broadening our customer base and will give us additional opportunities to provide our customers with solutions tailored specifically for the public sector.
In connection with these transactions, we acquired total assets of approximately $5.3 million and assumed total liabilities of approximately $5.2 million. We recorded goodwill of $5.6 million, of which $2.4 million is expected to be deductible for tax purposes, and other intangible assets of $3.3 million. The $3.3 million of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 6 years. Our consolidated balance sheet as of December 31, 2007 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The operating results of these acquisitions are included in our results of operations since their respective dates of acquisition.
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

(3) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful
	Lives
	(years)	2007	2006
Land	—	$179	$115
Computer equipment and purchased software	3-5	18,502	15,240
Furniture and fixtures	5	4,625	4,452
Building and leasehold improvements	5-35	4,099	2,426
Transportation equipment	5	279	359

		27,684	22,592
Accumulated depreciation and amortization		(17,858)	(15,202)

Property and equipment, net		$9,826	$7,390

Depreciation expense was $2.8 million during 2007, $2.4 million during 2006, and $2.5 million during 2005.
(4) GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consists of the following at December 31:

	2007	2006
Gross carrying amount of acquisition intangibles:
Goodwill	$71,677	$66,127
Customer related intangibles	26,858	25,291
Software acquired	20,093	19,113
Trade name	1,681	1,681

	120,309	112,212
Accumulated amortization	(26,450)	(23,449)

Acquisition intangibles, net	$93,859	$88,763

Post acquisition software development costs	$36,701	$36,715
Accumulated amortization	(30,515)	(26,107)

Post acquisition software costs, net	$6,186	$10,608

Total amortization expense for acquisition related intangibles and post acquisition software development costs was $8.4 million during 2007, $7.7 million during 2006, and $8.0 million during 2005.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2007			December 31, 2006
		Weighted			Weighted
	Gross	Average		Gross	Average
	Carrying	Amortization	Accumulated	Carrying	Amortization	Accumulated
	Amount	Period	Amortization	Amount	Period	Amortization
Non-amortizable intangibles:
Goodwill	$71,677	—	$—	$66,127	—	$—
Amortizable intangibles:
Customer related intangibles	26,858	21 years	9,152	25,291	21 years	7,789
Software acquired	20,093	5 years	16,691	19,113	5 years	15,167
Trade name	1,681	21 years	607	1,681	21 years	493
The changes in the carrying amount of goodwill for the two years ended December 31, 2007 are as follows:

Balance as of December 31, 2005	$53,709

Goodwill acquired during the year related to the purchase of Mazik	10,198
Goodwill acquired during the year related to the purchase of TACS	2,220

Balance as of December 31, 2006	66,127

Goodwill acquired during the year related to the purchase of ADS	2,240
Goodwill acquired during the year related to the purchase of EDP	3,187
Other	123

Balance as of December 31, 2007	$71,677

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues, is as follows:

Years ending December 31,
2008	$3,056
2009	2,289
2010	2,289
2011	1,707
2012	1,425

(5) ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2007	2006
Accrued wages, bonuses and commissions	$10,029	$10,392
Other accrued liabilities	3,744	4,416
Accrued treasury stock purchases	2,126	—
Accrued health claims	1,806	1,302
Accrued third party contract costs	1,200	1,625

	$18,905	$17,735

(6) INCOME TAX
The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$10,593	$9,701	$6,340
State	2,084	1,312	1,292

	12,677	11,013	7,632
Deferred	(1,598)	(2,520)	(2,200)

	$11,079	$8,493	$5,432

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2007	2006	2005
Income tax expense at statutory rate	$10,003	$7,999	$4,769
State income tax, net of federal income tax benefit	1,321	430	778
Non-deductible business expenses	608	518	182
Qualified manufacturing activities	(490)	(263)	(149)
Other, net	(363)	(191)	(148)

	$11,079	$8,493	$5,432

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

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2007	2006
Deferred income tax assets:
Operating expenses not currently deductible	$1,502	$1,801
Employee benefit plans	1,687	1,224
Property and equipment	114	49

Total deferred income tax assets	3,303	3,074

Deferred income tax liabilities:
Intangible assets	(8,504)	(9,535)
Other	(167)	(176)

Total deferred income tax liabilities	(8,671)	(9,711)

Net deferred income tax liabilities	$(5,368)	$(6,637)

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2007 and 2006 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
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
We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2004 and are no longer subject to state and local income tax examinations by tax authorities for the years before 2002. The Internal Revenue Service concluded an examination of our U. S. Federal tax return for 2005 in the second quarter of 2007, which did not result in any material adjustments.
We paid income taxes, net of refunds received, of $8.7 million in 2007, $10.4 million in 2006, and $8.1 million in 2005.
(7) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	(1,250)	$(16,163)	(1,033)	$(10,531)	(2,457)	$(17,683)
Stock option exercises	878	3,589	623	2,916	436	1,800
Employee stock plan purchases	100	1,117	102	940	171	1,156
Shares issued for acquisitions	—	—	325	2,891	—	—
Subsequent to December 31, 2007 and through February 22, 2008, we repurchased 814,000 shares for an aggregate purchase price of $10.5 million. As of February 22, 2008 we had authorization from our board of directors to repurchase up to 967,000 additional shares of our common stock.

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
If compensation expense for our stock-based awards to employees had been recognized using the fair value method of SFAS No. 123R rather than the intrinsic value method under APB No. 25, net income and earnings per share would have been reduced to the pro forma amounts below for the year ended December 31, 2005:

Net income as reported	$8,193
Add stock based employee compensation cost included in net income, net of related tax benefit	—
Deduct total stock based employee compensation expense determined under fair value based method for all awards, net of related tax benefit	(831)

Pro forma net income	$7,362

Basic earnings per share:
As reported	$0.21

Pro forma	$0.19

Diluted earnings per share:
As reported	$0.19

Pro forma	$0.17

As of December 31, 2007, there were 211,000 shares available for future grants under the plan from the 8.5 million shares previously approved by the stockholders.
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
The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2007	2006	2005
Expected life (in years)	6.5	6	5
Expected volatility	42.6%	45.0%	48.4%
Risk-free interest rate	4.5%	4.9%	4.1%
Expected forfeiture rate	3%	3%	0%
     Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R which is recorded in the statement of operations:

	Years ended December 31,
	2007	2006
Cost of software services and maintenance	$227	$147
Selling, general and administrative expense	2,138	1,813

Total share-based compensation expense	2,365	1,960
Tax benefit	(451)	(336)

Net decrease in net income	$1,914	$1,624

Share-based compensation expense recorded in the statement of operations for 2005 was zero.
At December 31, 2007 we had unvested options to purchase 1.7 million shares with a weighted average grant date fair value of $5.28. As of December 31, 2007, we had $7.4 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 2.4 years.

     Stock Option Activity
Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Options outstanding at December 31, 2004	3,964	$4.21
Granted	1,135	7.49
Exercised	(436)	4.12
Forfeited	(55)	7.49

Options outstanding at December 31, 2005	4,608	4.99
Granted	237	10.76
Exercised	(623)	4.68
Forfeited	(127)	6.42
Expired	(8)	5.21

Options outstanding at December 31, 2006	4,087	5.32
Granted	773	13.42
Exercised	(878)	4.09
Forfeited	(10)	8.29

Options outstanding at December 31, 2007	3,972	7.16	6	$23,350
Options exercisable at December 31, 2007	2,281	$4.83	5	$18,387
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2007	2006	2005
Weighted average grant-date fair value of stock options granted	$6.69	$6.13	$3.47
Total fair value of stock options vested	1,710	1,757	1,519
Total intrinsic value of stock options exercised	8,793	4,227	1,753
     Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2007, there were 554,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(9) EARNINGS PER SHARE
Basic earnings and diluted earnings per share data was computed as follows:

	Years Ended December 31,
	2007	2006	2005
Numerator for basic and diluted earnings per share
Net income	$17,501	$14,362	$8,193
Denominator:
Weighted-average basic common shares outstanding	38,735	38,817	39,439
Assumed conversion of dilutive securities:
Stock options	1,715	1,799	1,561
Warrants	902	1,252	1,075

Potentially dilutive common shares	2,617	3,051	2,636

Denominator for diluted earnings per share – Adjusted weighted-average shares	41,352	41,868	42,075

Earnings per common share:
Basic	$0.45	$0.37	$0.21

Diluted	$0.42	$0.34	$0.19

Stock options representing the right to purchase common stock of 128,000 shares in 2007, 13,000 shares in 2006, and 229,000 shares in 2005, had exercise prices greater than the average quoted market price of our common stock. These options were outstanding during 2007, 2006 and 2005, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
Effective September 10, 2007, warrants to purchase 1.6 million shares of common stock at $2.50 per share expired and the effect of these warrants is not included in the potentially dilutive common shares after that date. See Note 13 – Commitments and Contingencies for further information.
(10) LEASES
We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have two office facility lease agreements with a shareholder and certain division managers. Most of our leases are noncancelable operating lease agreements and they expire at various dates through 2013. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $4.9 million in 2007 and 2006, and $4.6 million in 2005, which included rent expense associated with related party lease agreements of $1.8 million in 2007, $1.7 million in 2006, and $1.5 million in 2005.
Future minimum lease payments under all noncancelable leases at December 31, 2007 are as follows:

Years ending December 31,
2008	$4,811
2009	4,517
2010	3,034
2011	2,094
2012	1,319
Thereafter	148

$15,923

Included in future minimum lease payments are noncancelable payments due to related parties of $1.7 million each in 2008 and 2009; $559,000 in 2010 and none thereafter.

(11) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 2.5% of an employee’s compensation to the plan. We made contributions to the plan and charged operations $1.7 million during 2007, $1.6 million during 2006, and $1.0 million during 2005.
(12) RESTRUCTURING CHARGE
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
(13) COMMITMENTS AND CONTINGENCIES
Prior to September 11, 2007, we had warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share, which were held by Bank of America, N. A. (“BOA”) pursuant to the terms of two Amended and Restated Stock Purchase Warrants (collectively, the “Warrants”). The exercise price could be paid either in cash or by a “cashless exercise” in which the holder was required to surrender the Warrants in exchange for warrant shares based on the following formula: [(Market Price – $2.50) / (Market Price)] x 1. 6 million shares, with the Market Price calculated as the immediately preceding 60-day trading average of our common stock. The Warrants identified specific exercise procedures for each method of exercise and further provided that any exercise would not be effective until we received all applicable documents, instruments, and the purchase price. The Warrants were originally issued on September 10, 1997 and were exercisable from that date until 5 p.m., Central Time, September 10, 2007, when they expired.
On September 10, 2007, at 4:44 p.m., Central Time, BOA attempted to effectuate a “cashless exercise” of the Warrants via email; however, we believe BOA did not comply with all of the requirements set forth in the Warrants for an effective exercise. At 5:37 p.m., Central Time, BOA recalled this email exercise notice, which we subsequently accepted. At 6:10 p.m., Central Time, BOA attempted to effectuate a cash exercise of the Warrants by emailing a different notice of exercise, which we believe also failed to comply with all of the requirements set forth in the Warrants for an effective exercise, and in any event, was after the expiration date of the Warrants. As a result, we believe these Warrants expired as of September 10, 2007 and have excluded the effect of the Warrants from potentially dilutive common shares as of such date in our earnings per share computation.
On October 12, 2007, we filed a declaratory judgment action against BOA in the District Court of Dallas County, Texas, 101st Judicial District requesting the court to declare, among other things, that the Warrants have expired pursuant to their terms. On November 14, 2007, BOA filed an original answer and counterclaim asserting, among other things, that the parties modified the exercise requirements of the Warrants, that Tyler breached the alleged modified contracts by refusing to deliver the warrant shares to BOA, and that BOA is therefore entitled to specific performance of the Warrants by us delivering the warrant shares or, in the alternative, to a recovery of damages, including attorneys’ fees, interest, and costs. While we believe the Warrants expired as of September 10, 2007, there can be no assurance as to the ultimate resolution of this matter. At this time it is not possible to reasonably estimate the potential loss or range of loss, if any.
Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(14) SUBSEQUENT EVENTS
In the first quarter of 2008 we acquired two companies for a combined cash purchase price (net of cash acquired) of approximately $13.8 million and 126,000 shares of Tyler common stock. We have not finalized the allocation of the purchase price of the acquired companies but expect this allocation will result in non-cash charges that may have a slightly dilutive effect on earnings per share in 2008.

(15) QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table contains selected financial information from unaudited consolidated statements of operations for each quarter of 2007 and 2006.

	Quarters Ended
	2007				2006
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$60,420	$54,932	$54,112	$50,332	$51,155	$50,139	$49,151	$44,858
Gross profit	24,436	21,630	20,337	18,022	20,239	20,157	18,946	15,462
Income before income taxes	10,128	8,369	6,160	3,923	6,732	6,936	5,828	3,359
Net income	6,190	5,160	3,750	2,401	4,177	4,413	3,760	2,012
Earnings per diluted share	0.15	0.12	0.09	0.06	0.10	0.11	0.09	0.05

Shares used in computing diluted earnings per share	40,358	41,395	41,448	42,066	42,163	41,898	41,946	41,894