Form 10-Q
period 2008-03-31
TYLER TECHNOLOGIES INC
filed 2008-04-24
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on April 21, 2008 was 38,012,335.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Software licenses	$8,369	$7,932
Subscriptions	3,265	2,245
Software services	16,525	12,949
Maintenance	24,849	19,939
Appraisal services	4,582	5,580
Hardware and other	1,761	1,687

Total revenues	59,351	50,332

Cost of revenues:
Software licenses	2,203	1,958
Acquired software	436	394
Software services, maintenance and subscriptions	30,444	24,643
Appraisal services	3,167	3,996
Hardware and other	1,298	1,319

Total cost of revenues	37,548	32,310

Gross profit	21,803	18,022

Selling, general and administrative expenses	14,752	12,976
Research and development expense	1,816	1,223
Amortization of customer and trade name intangibles	567	347

Operating income	4,668	3,476

Other income, net	402	447

Income before income taxes	5,070	3,923
Income tax provision	1,944	1,522

Net income	$3,126	$2,401

Earnings per common share:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

Basic weighted average common shares outstanding	38,020	38,813
Diluted weighted average common shares outstanding	39,527	42,066
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,091	$9,642
Restricted cash equivalents	5,082	4,462
Short-term investments available-for-sale	2,125	41,590
Accounts receivable (less allowance for losses of $1,847 in 2008 and $1,851 in 2007)	59,271	63,965
Prepaid expenses	8,611	7,726
Other current assets	1,556	1,324
Deferred income taxes	1,922	2,355

Total current assets	111,658	131,064

Accounts receivable, long-term portion	529	398
Property and equipment, net	10,030	9,826
Non-current investments available-for-sale	5,825	—

Other assets:
Goodwill	82,450	71,677
Customer related intangibles, net	25,601	17,706
Software, net	9,425	9,588
Trade name, net	1,330	1,074
Sundry	600	175

	$247,448	$241,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,292	$3,323
Accrued liabilities	16,291	18,905
Deferred revenue	83,426	73,714
Income taxes payable	1,233	632

Total current liabilities	105,242	96,574

Deferred income taxes	9,415	7,723

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2008 and 2007	481	481
Additional paid-in capital	150,138	149,568
Retained earnings	38,758	35,632
Treasury stock, at cost; 10,157,187 and 9,528,467 shares in 2008 and 2007, respectively	(56,586)	(48,470)

Total shareholders’ equity	132,791	137,211

	$247,448	$241,508

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,126	$2,401
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,936	2,549
Share-based compensation expense	716	498
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	5,607	11,791
Income tax payable	740	1,129
Prepaid expenses and other current assets	(478)	(559)
Accounts payable	912	(2,075)
Accrued liabilities	(1,847)	(3,244)
Deferred revenue	6,056	(5,618)

Net cash provided by operating activities	17,768	6,872

Cash flows from investing activities:
Proceeds from sale of short-term investments	42,265	2,610
Purchases of short-term investments	(8,625)	(3,850)
Cost of acquisitions, net of cash acquired	(13,864)	(4,963)
Investment in software development costs	—	(25)
Additions to property and equipment	(891)	(741)
(Increase) decrease in restricted investments	(620)	500
(Increase) decrease in other	(400)	38

Net cash provided by (used by) investing activities	17,865	(6,431)

Cash flows from financing activities:
Purchase of treasury shares	(12,646)	(3,943)
Contributions from employee stock purchase plan	256	268
Proceeds from exercise of stock options	164	936
Excess tax benefits from share-based compensation expense	42	197

Net cash used by financing activities	(12,184)	(2,542)

Net increase (decrease) in cash and cash equivalents	23,449	(2,101)
Cash and cash equivalents at beginning of period	9,642	17,212

Cash and cash equivalents at end of period	$33,091	$15,111

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation

We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2008 and December 31, 2007 and operating result amounts are for the three months ended March 31, 2008 and 2007, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2007. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction – Type and Certain Production – Type Contracts.”

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

In the three months ended March 31, 2008, we completed the acquisitions of all of the capital stock of VersaTrans Solutions Inc. (“VersaTrans”) and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster (“Schoolmaster”). VersaTrans is a provider of student transportation management software solutions for school districts and school transportation providers across North America, including solutions for school bus routing and planning, redistricting, GPS fleet tracking, fleet maintenance and field trip planning. Schoolmaster provides a full suite of student information systems, which manage such functions as grading, attendance, scheduling, guidance, health, admissions and fund raising. The combined purchase price for these transactions excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million. The operating results of these acquisitions are included in our results of operations since their respective dates of acquisition.

We believe these acquisitions will complement our business model by expanding our presence in the education market and will give us additional opportunities to provide our customers with solutions tailored specifically for local governments.

In connection with these two transactions we acquired total tangible assets of approximately $1.8 million and assumed total liabilities of approximately $7.0 million. We recorded goodwill of $10.7 million, $1.5 million of which is expected to be deductible for tax purposes, and other intangible assets of $10.1 million. The $10.1 million of intangible assets is attributable to acquired software, customer relationships and trade name that will be amortized over a weighted average period of approximately 10 years. Our balance sheet as of March 31, 2008 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.

(4)	Financial Instruments

Assets recorded at fair value in the balance sheet as of March 31, 2008 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date
Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.
We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2008:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$38,173	$38,173	$—	$—
Short-term investments available-for-sale (2)	2,125	—	2,125	—
Non-current investments available-for-sale (2)	5,825	—	5,825	—

Total	$46,123	$38,173	$7,950	$—

(1)	Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

(2)	Investments available-for-sale consists of auction rate municipal securities (“ARS”). We have included our investments related to ARS in the Level 2 category, as we believe there are significant observable inputs associated with these investments discussed below. ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a

“Dutch Auction” process that occurs every 28 to 35 days. We have the option to participate in the auction and sell ARS to prospective buyers through a broker-dealer. We do not have the right to put the security back to the issuer. Our investments in ARS all had AAA credit ratings at the time of purchase and represent interests in collateralized debt obligations supported by municipal and state agencies. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In the past, the auction process has allowed investors to obtain immediate liquidity if so desired by selling the securities at their face amounts. However, as has been recently reported in the financial press, the current disruptions in the credit markets have adversely affected the auction market for these types of securities. ARS auctions “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the securities when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARS and many ARS auctions have failed. We will not be able to access non-current investments until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not active, although there have been instances of redemptions at par to date by municipalities through refinance of new debt.

As of March 31, 2008, we had $7.9 million of principal invested in ARS that had experienced failed auctions. Of this amount we were able to liquidate $2.1 million for cash at par during the period April 1, 2008 through April 18, 2008. Accordingly, as of March 31, 2008, we classified the remaining $5.8 million in ARS as non-current since they were unable to be liquidated subsequent to our quarter-end. Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. Our broker dealers have received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value, due to the overall quality of the underlying investments and taking into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, and the anticipated future market for such investments. Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value, have a current credit rating of A or AAA, and that we have the ability to hold these securities to maturity. Based on our cash and cash equivalents balance of $38.2 million, expected operating cash flows and the liquidation of $2.1 million of ARS subsequent to March 31, 2008, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. All such items represent significant other observable inputs which are consistent with Level 2 assessments. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value. We are not certain how long we may be required to hold each security. However, given our current cash position, liquid cash equivalents and cash flow from operations we believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

(5)	Shareholders’ Equity

The following table details activity in our common stock:

	Three months ended March 31,
	2008		2007
	Shares	Amount	Shares	Amount
Purchases of common stock	(814)	$(10,520)	(290)	$(3,943)
Stock option exercises	31	672	293	936
Employee stock plan purchases	29	318	24	282
Shares issued for acquisitions	126	1,719	—	—
As of March 31, 2008 we have authorization from our board of directors to repurchase up to 967,000 additional shares of Tyler common stock.

(6)	Income Tax Provision

For the three months ended March 31, 2008, we had an effective income tax rate of 38.3%, compared to 38.8% for the three months ended March 31, 2007. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $1.2 million in the three months ended March 31, 2008, compared to $228,000 in net payments for the same period of the prior year.

(7)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2008	2007
Numerator for basic and diluted earnings per share:

Net income	$3,126	$2,401

Denominator:

Weighted-average basic common shares outstanding	38,020	38,813
Assumed conversion of dilutive securities:
Stock options	1,507	1,943
Warrants	—	1,310

Potentially dilutive common shares	1,507	3,253

Denominator for diluted earnings per share — Adjusted weighted – average shares	39,527	42,066

Earnings per common share:
Basic	$0.08	$0.06

Diluted	$0.08	$0.06

Effective September 10, 2007, warrants to purchase 1.6 million shares of common stock at $2.50 per share expired and the effect of these warrants is not included in the potentially dilutive common shares after that date. See Note 9 – Commitments and Contingencies for further information.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R, “Share-Based Payment,” recorded in the statements of operations:

	Three months ended March 31,
	2008	2007
Cost of software services, maintenance and subscriptions	$69	$43
Selling, general and administrative expense	647	455

Total share-based compensation expense	$716	$498

(9)	Commitments and Contingencies

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

Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(10)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R) “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS 141(R) on our financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS

The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler’s filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2007. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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

In the three months ended March 31, 2008, we acquired all of the capital stock of VersaTrans Solutions Inc. (“VersaTrans”) and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster (“Schoolmaster”). The combined purchase price, excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million. See Note 3 in the Notes to the Unaudited Condensed Financial Statements.

As of March 31, 2008, our total full-time equivalent employee count increased to 1,784 from 1,586 at March 31, 2007. Approximately 78% of these additions or 155 full-time equivalent employees, were added as a result of several acquisitions completed since March 31, 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2007.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth the key components of our revenues for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2008	Total	2007	Total	$	%
Software licenses	$8,369	14%	$7,932	16%	$437	6%
Subscriptions	3,265	5	2,245	4	1,020	45
Software services	16,525	28	12,949	26	3,576	28
Maintenance	24,849	42	19,939	40	4,910	25
Appraisal services	4,582	8	5,580	11	(998)	(18)
Hardware and other	1,761	3	1,687	3	74	4

Total revenues	$59,351	100%	$50,332	100%	$9,019	18%

Software licenses. Software license revenues consist of the following components for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2008	Total	2007	Total	$	%
Financial management and education	$5,947	71%	$5,172	65%	$775	15%
Courts and justice	1,558	19	1,481	19	77	5
Appraisal and tax and other	864	10	1,279	16	(415)	(32)

Total software license revenues	$8,369	100%	$7,932	100%	$437	6%

In the three months ended March 31, 2008, we signed 18 material, new contracts with average software license fees of approximately $599,000 compared to 16 material, new contracts signed in the three months ended March 31, 2007 with average software license fees of approximately $392,000. We consider contracts with a license fee component of $100,000 or more to be material. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed Financial Statements.

Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions for three months ended March 31, 2008 increased 15% compared to the three months ended March 31, 2007. Revenue from student information and management solutions as well as student transportation management solutions acquired in the last twelve months provided the majority of the increase.

•	Appraisal and tax and other software license declined 32% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 due in part to the deferral of software license revenue on a customer arrangement pending establishment of a revised timeline for the completion of certain development and implementation services. In addition, a portion of the remaining decline was due to a small number of land records customers in 2008 choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement.

Subscriptions. Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New ASP customers provided approximately two-thirds of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.

Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprise approximately half of our software services revenue in the periods presented, increased strongly compared to the three months ended March 31, 2007. This increase was driven in part by larger and more complex contracts, which include more programming and project management services. In addition, we acquired a student transportation management solution in the first quarter of 2008 which contributed approximately $400,000 to software service revenues for the three months ended March 31, 2008.

•	Software services revenue related to courts and justice products experienced substantial increases compared to the three months ended March 31, 2007, reflecting increased capacity to deliver backlog following additions to our implementation and support staff over the last few quarters.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 25%. Maintenance and support services grew 16% excluding the impact of acquisitions completed in the prior twelve months. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.
Appraisal services. Appraisal services revenue declined 18%. The appraisal services business is driven in part by revaluation cycles in various states. In 2007, we substantially completed several projects related to the Ohio revaluation cycle, which occurs every six years, as well as a few other large contracts. We have not yet fully replaced these appraisal contracts and expect appraisal revenue for the full year 2008 to decline moderately compared to 2007.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of March 31:

	First Quarter
		% of		% of
		related		related	Change
($ in thousands)	2008	revenues	2007	revenues	$	%
Software licenses	$2,203	26%	$1,958	25%	$245	13%
Acquired software	436	5	394	5	42	11
Software services, maintenance and subscriptions	30,444	68	24,643	70	5,801	24
Appraisal services	3,167	69	3,996	72	(829)	(21)
Hardware and other	1,298	74	1,319	78	(21)	(2)

Total cost of revenues	$37,548	63%	$32,310	64%	$5,238	16%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
Gross margin percentage	2008	2007	Change
Software licenses and acquired software	68.5%	70.3%	(1.8)%
Software services, maintenance and subscriptions	31.8	29.9	1.9
Appraisal services	30.9	28.4	2.5
Hardware and other	26.3	21.8	4.5

Overall gross margin	36.7%	35.8%	0.9%
Software licenses. The main component of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the balance. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
For the three months ended March 31, 2008, our software license gross margin percentage declined compared to the prior year period due to a product mix that included more third party software, which has higher associated costs than proprietary software.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three months ended March 31, 2008, the software services, maintenance and subscriptions gross margin increased 1.9% from the prior year period because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 235 full-time equivalent employees since March 31, 2007 in order to expand our capacity to train and deliver our contract backlog. This increase includes 118 full-time equivalent employees related to acquisitions completed since March 31, 2007.
Appraisal services. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion. Our appraisal gross margin for the three months ended March 31, 2008 is slightly higher than the prior year period due to more inclement weather in the prior year period, which depressed productivity.
Our blended gross margin for the three months ended March 31, 2008 was slightly higher than the prior year period primarily due to leverage in the utilization of our support and maintenance staff and economies of scale.
Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2008	revenues	2007	revenues	$	%
Selling, general and administrative expenses	$14,752	25%	$12,976	26%	$1,776	14%
SG&A as a percentage of revenues for the three months ended March 31, 2008 grew at a slower rate than the prior year period due to leverage in the utilization of our administrative and sales staff.

          Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2008	revenues	2007	revenues	$	%
Research and development expense	$1,816	3%	$1,223	2%	$593	48%
Research and development expense consist mainly of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In January 2007, we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. Research and development costs increased over the prior year period because the Microsoft Dynamics AX development effort was not fully staffed until mid-2007. In the three months ended March 31, 2008, we offset our research and development expense by $130,000, which was the amount earned under the terms of our agreement with Microsoft. We did not receive any reimbursements from Microsoft in the three months ended March 31, 2007. We anticipate these costs and associated reimbursements from Microsoft will continue throughout 2008; however, the actual amount and timing of those costs and related reimbursements and whether they are capitalized or expensed may vary.

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

	First Quarter		Change
($ in thousands)	2008	2007	$	%
Amortization of customer and trade name intangibles	$567	$347	$220	63%
In the first quarter of 2008, we completed two acquisitions, which increased amortizable customer and trade name intangibles by $8.7 million. This amount will be amortized over approximately 11 years.

Income Tax Provision

The following table sets forth comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2008	2007	$	%
Income tax provision	$1,944	$1,522	$422	28%

Effective income tax rate	38.3%	38.8%
The effective income tax rates for the three months ended March 31, 2008 and 2007 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2008, we had cash and cash equivalents (including restricted cash equivalents) of $38.2 million, short-term investments of 2.1 million, and non-current investments of $5.8 million, compared to cash and cash equivalents (including restricted cash equivalents) of $14.1 million and short-term investments of $41.6 million at December 31, 2007. As of March 31, 2008 we had outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through January 2009.
The following table sets forth a summary of cash flows for the periods presented as of March 31:

Three Months Ended March 31,	2008	2007
Cash flows provided by (used by):
Operating activities	$17,768	$6,872
Investing activities	17,865	(6,431)
Financing activities	(12,184)	(2,542)

Net increase (decrease) in cash and cash equivalents	$23,449	$(2,101)

Operating Activities

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand and access to the capital markets. For the three months ended March 31, 2008, operating activities provided net cash of $17.8 million, primarily generated from net income of $3.1 million, non-cash depreciation and amortization charges of $2.9 million, non-cash share-based compensation expense of $716,000, and a net decrease in operating assets and liabilities of $11.0 million. Net operating assets and liabilities declined mainly due to the timing of collection of annual maintenance renewals that are billed near the end of December and a substantial advance payment from a customer.

Our short-term and non-current investments are comprised of auction rate municipal securities (“ARS”). ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch Auction” process that occurs every 28 to 35 days. We have the option to participate in the auction and sell ARS to prospective buyers through a broker-dealer. We do not have the right to put the security back to the issuer. Our investments in ARS all had AAA credit ratings at the time of purchase and represent interests in collateralized debt obligations supported by municipal and state agencies. As of March 31, 2008, we had $7.9 million of principal invested in ARS that had experienced failed auctions. Of this amount, we were able to liquidate $2.1 million for cash at par during the period April 1, 2008 through April 18, 2008. Accordingly, as of March 31, 2008, we classified the remaining $5.8 million in ARS as non-current since they were unable to be liquidated subsequent to our quarter-end. Based on our cash and cash equivalents at March 31, 2008 and our expected operating cash flows, we do not anticipate the current lack of liquidity of these investments will have a material effect on our ability to conduct business.

Our days sales outstanding (“DSO”) was 90 days at March 31, 2008 and 95 days at December 31, 2007. Our maintenance billing cycle is at one of its highest points in December, and the majority of the related cash payments are received in the first quarter of each year. As a result, our DSO decreased in the first quarter compared to the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities provided cash of $17.9 million in the first three months of 2008 compared to $6.4 million cash used for the same period in 2007. In the three months ended March 31, 2008, we liquidated $33.6 million of short-term investments in ARS for cash at par, and we completed the acquisitions of all of the capital stock of VersaTrans Solutions Inc. (“VersaTrans”) and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster (“Schoolmaster”) that expanded our presence in the education market. The combined purchase price, excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million. In the comparable prior year period, we acquired all of the capital stock of Advanced Data Systems, Inc. (“ADS”), along with an office building used in its business, for approximately $4.2 million in cash. Other investing activities in the first quarter of 2007 were primarily comprised of a net investment of $1.2 million in short term investments and investments of $741,000 in property and equipment. Capital expenditures and acquisitions were funded from cash generated from operations.

Financing activities used cash of $12.2 million, in the first three months of 2008 compared to $2.5 million in the same period for 2007. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.

During the three months ended March 31, 2008, we purchased 814,000 shares of our common stock for an aggregate purchase price of $10.5 million. At March 31, 2008, we had authorization to repurchase up to 967,000 additional shares of Tyler common stock. A summary of the repurchase activity during the first quarter of 2008 is as follows:

			Maximum number of
	Total number of		shares that may be
	shares	Average price paid	repurchased under
Period	repurchased	per share	current authorization
January 1 through January 31	814	$12.92	967
February 1 through February 29	—	—	967
March 1 through March 31	—	—	967

Total first quarter	814	$12.92

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005 and May 2007. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

We made federal and state income tax payments, net of refunds of $1.2 million in the three months ended March 31, 2008 compared to $228,000 in the comparable prior year.

From time to time we engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how such acquisitions may be financed. In the absence of future acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months. If operating cash flows are not sufficient to meet our needs, we believe that credit or access to capital through issuance of equity would be available to us.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. We are exposed to risk related to our investments in ARS. Liquidity for ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 to 35 days. Because of the short interest rate reset period, we have historically recorded ARS as short-term investments available-for-sale. The liquidity of ARS has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies. As of March 31, 2008, we had $7.9 million of principal invested in ARS that had experienced failed auctions. Of this amount, we were able to liquidate $2.1 million for cash at par during the period April 1, 2008 through April 18, 2008. Accordingly, as of March 31, 2008, we classified the remaining $5.8 million in ARS as non-current since they were unable to be liquidated subsequent to our quarter-end. These ARS had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates. We will not be able to liquidate any of our non-current ARS until a future auction is successful, the issuer calls the security, a buyer is found outside the auction process or the securities are redeemed. Moreover, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Maturity dates for these ARS investments range from 2017 to 2042.

We have no outstanding debt at March 31, 2008, and are therefore not subject to any interest rate risk.

ITEM 4. Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, with the participation of the Chief Executive and the Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the Securities and Exchange Commission within the required time periods.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Prior to September 11, 2007, we had warrants outstanding to purchase 1.6 million shares of common stock at $2.50 per share, which were held by Bank of America, N. A. (“BOA”) pursuant to the terms of two Amended and Restated Stock Purchase Warrants (collectively, the “Warrants”). The exercise price could be paid either in cash or by a “cashless exercise” in which the holder was required to surrender the Warrants in exchange for warrant shares based on the following formula: [(Market Price — $2.50) / (Market Price)] x 1. 6 million shares, with the Market Price calculated as the immediately preceding 60-day trading average of our common stock. The Warrants identified specific exercise procedures for each method of exercise and further provided that any exercise would not be effective until we received all applicable documents, instruments and the purchase price. The Warrants were originally issued on September 10, 1997 and were exercisable from that date until 5 p.m., Central Time, September 10, 2007, when they expired.

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

Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the first three months of 2008, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: April 22, 2008