Form 10-Q
period 2008-06-30
TYLER TECHNOLOGIES INC
filed 2008-07-25
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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
(Check one):  Large accelerated filer  [  ]     Accelerated filer  [X]     Non-accelerated filer  [  ]      Smaller Reporting Company  [  ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes [  ] No [X]

The number of shares of common stock of registrant outstanding on July 22, 2008 was 38,521,219.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$11,905	$8,354	$20,274	$16,286
Subscriptions	3,712	2,468	6,977	4,713
Software services	19,848	15,392	36,373	28,341
Maintenance	25,900	20,455	50,749	40,394
Appraisal services	4,378	6,007	8,960	11,587
Hardware and other	1,826	1,436	3,587	3,123
Total revenues	67,569	54,112	126,920	104,444

Cost of revenues:
Software licenses	2,564	1,974	4,767	3,932
Acquired software	461	427	897	821
Software services, maintenance and subscriptions	31,123	26,239	61,567	50,882
Appraisal services	3,004	4,096	6,171	8,092
Hardware and other	1,328	1,039	2,626	2,358
Total cost of revenues	38,480	33,775	76,028	66,085

Gross profit	29,089	20,337	50,892	38,359

Selling, general and administrative expenses	15,418	12,781	30,170	25,757
Research and development expense	2,253	1,404	4,069	2,627
Amortization of customer and trade name intangibles	591	356	1,158	703
Non-cash legal settlement related to warrants	9,045	-	9,045	-

Operating income	1,782	5,796	6,450	9,272

Other income, net	244	364	646	811
Income before income taxes	2,026	6,160	7,096	10,083
Income tax provision	1,780	2,410	3,724	3,932
Net income	$246	$3,750	$3,372	$6,151

Earnings per common share:
Basic	$0.01	$0.10	$0.09	$0.16
Diluted	$0.01	$0.09	$0.09	$0.15

Basic weighted average common shares outstanding	38,087	38,540	37,945	38,571
Diluted weighted average common shares outstanding	39,633	41,448	39,471	41,651

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$33,012	$9,642
Restricted cash equivalents	5,082	4,462
Short-term investments available-for-sale	50	41,590
Accounts receivable (less allowance for losses of $1,568 in 2008
and $1,851 in 2007)	77,633	63,965
Warrants settlement receivable	2,005	-
Prepaid expenses	8,787	7,726
Other current assets	3,594	1,324
Deferred income taxes	1,922	2,355
Total current assets	132,085	131,064

Accounts receivable, long-term portion	460	398
Property and equipment, net	13,220	9,826
Non-current investments available-for-sale	5,650	-

Other assets:
Goodwill	82,459	71,677
Customer related intangibles, net	25,047	17,706
Software, net	7,882	9,588
Trade name, net	1,294	1,074
Sundry	191	175
	$268,288	$241,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,765	$3,323
Accrued liabilities	21,183	18,905
Deferred revenue	92,973	73,714
Income taxes payable	-	632
Total current liabilities	116,921	96,574

Deferred income taxes	9,069	7,723

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
48,147,969 shares issued in 2008 and 2007	481	481
Additional paid-in capital	161,356	149,568
Retained earnings	39,004	35,632
Treasury stock, at cost; 10,292,858 and 9,528,467 shares in 2008
and 2007, respectively	(58,543)	(48,470)
Total shareholders' equity	142,298	137,211
	$268,288	$241,508

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,372	$6,151
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	5,921	5,154
Non-cash legal settlement related to warrants	9,045	-
Share-based compensation expense	1,621	1,073
Changes in operating assets and liabilities, exclusive of
effects of acquired companies:
Accounts receivable	(12,686)	(2,585)
Income tax (receivable) payable	(3,039)	455
Prepaid expenses and other current assets	(368)	374
Accounts payable	(676)	(1,590)
Accrued liabilities	(854)	(2,112)
Deferred revenue	15,603	1,861
Net cash provided by operating activities	17,939	8,781

Cash flows from investing activities:
Proceeds from sales of short-term investments	44,515	7,806
Purchases of short-term investments	(8,625)	(9,600)
Cost of acquisitions, net of cash acquired	(13,923)	(5,086)
Investment in software development costs	-	(105)
Additions to property and equipment	(4,912)	(1,598)
(Increase) decrease in restricted investments	(620)	500
Decrease in other	9	43
Net cash provided by (used by) investing activities	16,444	(8,040)

Cash flows from financing activities:
Purchase of treasury shares	(12,646)	(11,131)
Contributions from employee stock purchase plan	574	570
Proceeds from exercise of stock options	692	1,268
Excess tax benefits from share-based compensation expense	367	265
Net cash used by financing activities	(11,013)	(9,028)

Net increase (decrease) in cash and cash equivalents	23,370	(8,287)
Cash and cash equivalents at beginning of period	9,642	17,212

Cash and cash equivalents at end of period	$33,012	$8,925

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)	Basis of Presentation

We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods.  Balance sheet amounts are as of June 30, 2008 and December 31, 2007 and operating result amounts are for the three and six months ended June 30, 2008 and 2007, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results.  As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2007.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

Subscription-Based Services

Subscription-based services primarily consist of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services.

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

In the first quarter of 2008, we completed the acquisitions of all of the capital stock of VersaTrans Solutions Inc. (“VersaTrans”) and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster (“Schoolmaster”).  VersaTrans is a provider of student transportation management software solutions for school districts and school transportation providers across North America, including solutions for school bus routing and planning, redistricting, GPS fleet tracking, fleet maintenance and field trip planning.  Schoolmaster provides a full suite of student information systems, which manage such functions as grading, attendance, scheduling, guidance, health, admissions and fund raising.  The combined purchase price for these transactions excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million.  The operating results of these acquisitions are included in our results of operations since their respective dates of acquisition.

We believe these acquisitions will complement our business model by expanding our presence in the education market and will give us additional opportunities to provide our customers with solutions tailored specifically for local governments.

In connection with these two transactions we acquired total tangible assets of approximately $1.8 million and assumed total liabilities of approximately $7.0 million. We recorded goodwill of $10.7 million, $1.5 million of which is expected to be deductible for tax purposes, and other intangible assets of $10.1 million. The $10.1 million of intangible assets is attributable to acquired software, customer relationships and trade name that will be amortized over a weighted average period of approximately 10 years.  Our balance sheet as of June 30, 2008 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.

(4)	Financial Instruments

Assets recorded at fair value in the balance sheet as of June 30, 2008 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date
Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis.  The fair value of these financial assets was determined using the following inputs at June 30, 2008:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$38,094	$38,094	$-	$-
Short-term investments available-for-sale (2)	50	-	50	-
Non-current investments available-for-sale (2)	5,650	-	5,650	-
Total	$43,794	$38,094	$5,700	$-

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
Our ARS investment as of March 31, 2008 was $7.9 million of which we were able to liquidate $2.2 million in the three months ending June 30, 2008.  As of June 30, 2008, we had $5.7 million of principal invested in ARS that had experienced failed auctions.  Of this amount, we were able to liquidate $50,000 for cash at par during the period July 1, 2008 through July 18, 2008.  Accordingly, as of June 30, 2008, we classified the remaining $5.6 million in ARS as non-current because it is unknown if we will be able to liquidate these securities within one year. Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments.  Our broker dealers have received estimated market values from an independent pricing service for substantially all of our investments as of the balance sheet date which carry these investments at par value, due to the overall quality of the underlying investments and taking into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, and the anticipated future market for such investments.  Further evidence includes the fact that these investments consist solely of collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value, have a current credit rating of A or AAA, and that we have the ability to hold these securities to maturity.  Based on our cash and cash equivalents balance of $38.1 million, expected operating cash flows and the liquidation of $2.2 million of ARS during the three months ended June 30, 2008, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period.  All such items represent significant other observable inputs which are consistent with Level 2 assessments. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.  We are not certain how long we may be required to hold each security.  However, given our current cash position, liquid cash equivalents and cash flow from operations we believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

(5)	Shareholders’ Equity

The following table details activity in our common stock:
	Six months ended June 30,
	2008		2007
	Shares	Amount	Shares	Amount
Purchases of common stock	(1,097)	$(14,419)	(889)	$(11,131)
Stock option exercises	156	692	362	1,268
Employee stock plan purchases	51	574	49	551
Shares issued for acquisitions	126	1,719	-	-

As of June 30, 2008 we have authorization from our board of directors to repurchase up to 2.7 million additional shares of Tyler common stock.

On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants owned by Bank of America, N. A. (“BANA”).   In July 2008, as a result of this settlement, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock.  See Note 9 – Commitments and Contingencies for further information.

(6)	Income Tax Provision

For the three and six months ended June 30, 2008, we had an effective income tax rate of 87.9% and 52.5%, respectively, compared to 39.1% and 39.0%  for the three months and six months ended June 30, 2007.   Our effective income tax rose compared to the prior year periods due to a non-cash legal settlement related to warrants charge of $9.0 million, which was not deductible.  The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $6.5 million in the six months ended June 30, 2008, compared to $3.3 million in net payments for the same period of the prior year.

(7)	Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:

Net income	$246	$3,750	$3,372	$6,151

Denominator:

Weighted-average basic common shares outstanding	38,087	38,540	37,945	38,571
Assumed conversion of dilutive securities:
Stock options	1,546	1,631	1,526	1,787
Warrants	-	1,277	-	1,293
Potentially dilutive common shares	1,546	2,908	1,526	3,080

Denominator for diluted earnings
per share - Adjusted weighted-average shares	39,633	41,448	39,471	41,651

Earnings per common share:
Basic	$0.01	$0.10	$0.09	$0.16
Diluted	$0.01	$0.09	$0.09	$0.15

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R, “Share-Based Payment,” recorded in the statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of software services, maintenance and subscriptions	$81	$56	$150	$99
Selling, general and administrative expense	824	519	1,471	974
Total share-based compensation expense	$905	$575	$1,621	$1,073

(9)	Commitments and Contingencies

On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”).  As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share.  The Warrants expired on September 10, 2007.  Prior to their expiration, BANA attempted to exercise the Warrants; however, the parties disputed whether or not BANA’s exercise was effective.  We filed suit for declaratory judgment seeking a court’s determination on the matter, and BANA asserted numerous counterclaims against us, including breach of contract and misrepresentation.

Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock.  Accordingly, as a result of the settlement, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible, during the three months ended June 30, 2008.  In addition, our balance sheet at June 30, 2008, includes a $2.0 million receivable from BANA and an increase to additional paid-in capital of $11.0 million to reflect our obligation to issue 801,883 restricted shares of common stock.

In February 2008 our board of directors authorized negotiations to purchase a building in Falmouth, Maine that we currently lease from a related party.  We expect to purchase this building for approximately $10.0 million in the second half of 2008.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects.  In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto.  Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements.  These include, but are not limited to:  our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products,  economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission.  The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler's filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2007.  Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  When used in this Quarterly Report, the words "believes," "plans," "estimates," "expects," "anticipates," "intends," "continue," "may," "will," "should," "projects," "forecast," "might," "could" or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.

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

On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”).  As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share.  Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock.  Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible, during the three months ended June 30, 2008.  In addition, our balance sheet at June 30, 2008, includes a $2.0 million receivable from BANA and an increase to additional paid-in capital of $11.0 million to reflect our obligation to issue 801,883 restricted shares of common stock.

In the first quarter of 2008, we acquired all of the capital stock of VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster.  The combined purchase price, excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million.  See Note 3 in the Notes to the Unaudited Condensed Financial Statements.

As of June 30, 2008, our total full-time equivalent employee count increased to 1,856 from 1,594 at June 30, 2007. Approximately 60% of these additions or 156 full-time equivalent employees were added as a result of several acquisitions completed since June 30, 2007.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth the key components of our revenues for the periods presented as of June 30:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2008	Total	2007	Total	(Decrease)	2008	Total	2007	Total	(Decrease)

Software licenses	$11,905	18%	$8,354	15%	43%	$20,274	16%	$16,286	16%	24%
Subscription	3,712	5	2,468	5	50	6,977	5	4,713	4	48
Software services	19,848	30	15,392	28	29	36,373	29	28,341	27	28
Maintenance	25,900	38	20,455	38	27	50,749	40	40,394	39	26
Appraisal services	4,378	6	6,007	11	(27)	8,960	7	11,587	11	(23)
Hardware and other	1,826	3	1,436	3	27	3,587	3	3,123	3	15

Total revenues	$67,569	100%	$54,112	100%	25%	$126,920	100%	$104,444	100%	22%

Software licenses.  Software license revenues consist of the following components for the periods presented as of June 30:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2008	Total	2007	Total	(Decrease)	2008	Total	2007	Total	(Decrease)

Financial management
and education	$8,624	72%	$6,197	74%	39%	$14,571	72%	$11,369	70%	28%
Courts and justice	2,282	19	1,592	19	43	3,840	19	3,073	19	25
Appraisal and tax and other	999	9	565	7	77	1,863	9	1,844	11	1

Total software license revenues	$11,905	100%	$8,354	100%	43%	$20,274	100%	$16,286	100%	24%

In the three months ended June 30, 2008, we signed 16 new material contracts with average software license fees of approximately $422,000 compared to 17 new material contracts signed in the three months ended June 30, 2007 with average software license fees of approximately $696,000.  The prior year period included one unusually large courts and justice contract with a substantial amount of software license.   In the six months ended June 30, 2008, we signed 34 new material contracts with average software license fees of approximately $355,000 compared to 33 new material contracts signed in the six months ended June 30, 2007 with average software license fees of approximately $548,000.  We consider contracts with a license fee component of $100,000 or more to be material.  Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed  Financial Statements.

Changes in software license revenues consist of the following components:

•
Software license revenue related to our financial management and education solutions for three and six months ended June 30, 2008 increased 39% and 28% compared to the prior year periods mainly due to contract arrangements that included more software license revenue than in the past. The average software license fees for new material financial management and education solutions contracts signed in the six months ended June 30, 2008 was approximately $415,000 compared to approximately $260,000 of average software license fees signed for the year 2007 and approximately $290,000 of average software license fees signed for the year 2006.    Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy.

Revenue from student information and management solutions as well as student transportation management solutions acquired in the last twelve months also contributed to increases in the three and six months ended June 30, 2008.

•
Software license revenue related to our courts and justice software solutions for three and six months ended June 30, 2008 increased 43% and 25% compared to the prior year periods.  In late 2007 we increased our sales efforts relating to municipal courts software solutions and public safety software solutions which contributed the majority of the increase in both periods.

Subscriptions.  Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services.  ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement.  Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually.  New ASP customers provided approximately two-thirds of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.   In June 2008, as a result of changes in its technology organization, one customer terminated its ASP arrangement with us and elected, as provided in the ASP contract, to purchase the software instead.  This contract contributed approximately $450,000 of subscription revenue in each of the first two quarters of 2008.

Software services.  Changes in software services revenues consist of the following components:

•
Software services revenue related to financial management and education solutions, which comprise approximately half of our software services revenue in the periods presented, increased substantially compared to the three and six months ended June 30, 2007.  This increase was driven in part by larger and more complex contracts, which include more programming and project management services.  In addition, we acquired a student transportation management solution in January 2008 which contributed approximately $1.3 million and $1.8 million to software service revenues for the three and six months ended June 30, 2008, respectively.  The period from April to July historically has been the peak training season for school systems in their effort to prepare for the new school year.

•
Software services revenue related to courts and justice solutions experienced substantial increases compared to the three and six months ended June 30, 2007, reflecting increased capacity to deliver backlog following additions to our implementation and support staff over the last twelve to fourteen months.   In addition, increased contract volume for municipal courts software solutions and public safety software solutions also generated higher related services revenue.

Maintenance.  We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 27% and 26% for the three and six months ended June 30, 2008, respectively compared to the prior year periods.   Maintenance and support services grew 16% for the three and six months ended June 30, 2008, excluding the impact of acquisitions completed in the prior twelve months.  This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.

Appraisal services.  Appraisal services revenue declined 27% and 23% for the three and six months ended June 30, 2008, respectively, compared to the prior year periods.  The appraisal services business is driven in part by revaluation cycles in various states.   In 2007, we substantially completed several projects related to the Ohio revaluation cycle, which occurs every six years, as well as a few other large contracts.  We have not yet fully replaced these appraisal contracts and expect appraisal revenue for the full year 2008 to decline moderately compared to 2007.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of June 30:

	Second Quarter				Six Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues

Software licenses	$2,564	22%	$1,974	24%	$4,767	24%	$3,932	24%
Acquired software	461	4	427	5	897	4	821	5
Software services, maintenance
and subscriptions	31,123	63	26,239	68	61,567	65	50,882	69
Appraisal services	3,004	69	4,096	68	6,171	69	8,092	70
Hardware and other	1,328	73	1,039	72	2,626	73	2,358	76

Total cost of revenue	$38,480	57%	$33,775	62%	$76,028	60%	$66,085	63%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months
Gross Margin percentages	2008	2007	Change	2008	2007	Change

Software licenses and acquired software	74.6%	71.3%	3.3%	72.1%	70.8%	1.3%
Software services, maintenance and subscriptions	37.1	31.5	5.6	34.6	30.7	3.9
Appraisal services	31.4	31.8	(0.4)	31.1	30.2	0.9
Hardware and other	27.3	27.6	(0.3)	26.8	24.5	2.3

Overall gross margin	43.1%	37.6%	5.5%	40.1%	36.7%	3.4%

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

For the three and six months ended June 30, 2008, our software license gross margin percentage rose compared to the prior year periods due to strong license fee revenue increases.  The year-to-date gross margin grew at a slightly slower rate because the first quarter product mix included more third party software, which has higher associated costs than proprietary software.

Software services, maintenance and subscription-based services.  Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery.  For the three and six months ended June 30, 2008, the software services, maintenance and subscriptions gross margin increased 5.6% and 3.9%, respectively from the prior year periods partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale.  We have increased our implementation and support staff by 240 full-time equivalent employees since June 30, 2007 in order to expand our capacity to train and implement our contract backlog.  This increase includes 121 full-time equivalent employees related to acquisitions completed since June 30, 2007.

In addition, approximately 1.7% and 0.9% of the gross margin increase for the three and six months ended June 30, 2008, respectively, reflects the impact of revenue which had been deferred pending final acceptance on a certain contract.  There were no related costs associated with this revenue in 2008.

Appraisal services.   A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion.  Our appraisal gross margin for the six months ended June 30, 2008 is slightly higher than the prior year period due to more inclement weather in the first three months of the prior year, which depressed productivity.

Our blended gross margin for the three and six months ended June 30, 2008 was higher than the prior year periods in part due to leverage in the utilization of our support and maintenance staff and economies of scale.   The blended gross margin for the three months ended June 30, 2008 also benefitted from a product mix that included more software license revenue, which inherently has higher gross margins, and less appraisal services revenue.

     Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Selling, general and
administrative expenses	$15,418	$12,781	$2,637	21%	$30,170	$25,757	$4,413	17%

Percent of revenues	22.8%	23.6%			23.8%	24.7%

SG&A as a percentage of revenues for the three and six months ended June 30, 2008 grew at a slower rate than the prior year periods due to significantly higher revenues and leverage in the utilization of our administrative and sales staff. Excluding the impact of acquisitions, our full-time equivalent SG&A employee count grew only 4% from June 30, 2007.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Research and
development expense	$2,253	$1,404	$849	60%	$4,069	$2,627	$1,442	55%

Percent of revenues	3.3%	2.6%			3.2%	2.5%

Research and development expense consist mainly of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts.  In January 2007, we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide.  Research and development costs increased over the prior year periods because the Microsoft Dynamics AX development effort was not fully staffed until mid-2007.  In the six months ended June 30, 2008, we offset our research and development expense by $130,000, which was the amount earned under the terms of our agreement with Microsoft.  We did not receive any reimbursements from Microsoft in the six months ended June 30, 2007.  We anticipate these costs will continue throughout 2008; however, the actual amount and timing of those costs and related reimbursements, if any, and whether they are capitalized or expensed may vary.

Non-Cash Legal Settlement Related to Warrants

On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”).  As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share.  Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock.  Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible during the three months ended June 30, 2008.  In addition, our balance sheet at June 30, 2008, includes a $2.0 million receivable from BANA and an increase to additional paid-in capital of $11.0 million to reflect our obligation to issue 801,883 restricted shares of common stock.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Amortization of customer
and trade name intangibles	$591	$356	$235	66%	$1,158	$703	$455	65%

In the first quarter of 2008, we completed two acquisitions, which increased amortizable customer and trade name intangibles by $8.7 million.  This amount will be amortized over approximately 11 years.

Income Tax Provision

The following table sets forth comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change			Six Months		Change
($ in thousands)	2008	2007	$	%		2008	2007	$	%
Income tax provision	$1,780	$2,410	$(630)	(26	) %	$3,724	$3,932	$(208)	(5	) %

Effective income tax rate	87.9%	39.1%				52.5%	39.0%

Our effective income tax rose compared to the prior year periods due to a non-cash legal settlement related to warrants charge of $9.0 million, which was not deductible.  The effective income tax rates for the three and six months ended June 30, 2008 and 2007 were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, as well as state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2008, we had cash and cash equivalents (including restricted cash equivalents) of $38.1 million and current and non-current investments of $5.7 million, compared to cash and cash equivalents (including restricted cash equivalents) of $14.1 million and short-term investments of $41.6 million at December 31, 2007.  As of June 30, 2008 we had outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through May 2009.

The following table sets forth a summary of cash flows for the periods presented as of June 30:

Six months ended June 30,	2008	2007

Cash flows provided by (used by):
Operating activities	$17,939	$8,781
Investing activities	16,444	(8,040)
Financing activities	(11,013)	(9,028)

Net increase (decrease) in cash and cash equivalents	$23,370	$(8,287)

Operating Activities

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures.  Other capital resources include cash on hand and access to the capital markets.  For the six months ended June 30, 2008, operating activities provided net cash of $17.9 million, primarily generated from net income of $3.4 million, non-cash legal settlement related to warrants charge of $9.0 million, non-cash depreciation and amortization charges of $5.9 million, non-cash share-based compensation expense of $1.6 million, offset by a small increase in net operating assets of $2.0 million.  Net operating assets increased mainly due to higher estimated income tax payments.

Our short-term and non-current investments are comprised of auction rate municipal securities (“ARS”).  ARS are long-term variable rate bonds tied to short-term interest rates that are reset through a “Dutch Auction” process that occurs every 28 to 35 days.  We have the option to participate in the auction and sell ARS to prospective buyers through a broker-dealer.  We do not have the right to put the security back to the issuer.  Our investments in ARS all had AAA credit ratings at the time of purchase and represent interests in collateralized debt obligations supported by municipal and state agencies.  Our ARS investment as of March 31, 2008 was $7.9 million of which we were able to liquidate $2.2 million in the three months ending June 30, 2008.  As of June 30, 2008, we had $5.7 million of principal invested in ARS that had experienced failed auctions.  Of this amount, we were able to liquidate $50,000 for cash at par during the period July 1, 2008 through July 18, 2008.  Accordingly, as of June 30, 2008, we classified the remaining $5.6 million in ARS as non-current because it is unknown if we will be able to liquidate these securities within one year.  Based on our cash and cash equivalents at June 30, 2008 and our expected operating cash flows, we do not anticipate the current lack of liquidity of these investments will have a material effect on our ability to conduct business.

Our days sales outstanding (“DSO”) was 103 days at June 30, 2008 and 95 days at December 31, 2007.  Our maintenance billing cycle typically peaks at its highest level in June.  The majority of the cash is collected in the third quarter of each year. As a result, our DSO increased in the second quarter compared to the fourth quarter.  DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities provided cash of $16.4 million in the six months ending June 30, 2008 compared to $8.0 million cash used for the same period in 2007.  In the six months ended June 30, 2008, we liquidated $35.9 million of short-term investments in ARS for cash at par, and we completed the acquisitions of all of the capital stock of VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster that expanded our presence in the education market.  The combined purchase price, excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million.  We also paid approximately $2.2 million for land in Lubbock, Texas in connection with a planned office development and purchased software for internal use for approximately $600,000. In the comparable prior year period, we acquired all of the capital stock of Advanced Data Systems, Inc., along with an office building used in its business, for approximately $4.2 million in cash. Other investing activities in the six months ended June 30, 2007 were primarily comprised of a net investment of $1.8 million in short term investments and investments of $1.6 million in property and equipment.  Capital expenditures and acquisitions were funded from cash generated from operations.

Financing activities used cash of $11.0 million, in the six months ending June 30, 2008 compared to $9.0 million in the same period for 2007.  Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.

During the six months ended June 30, 2008, we purchased 1.1 million shares of our common stock for an aggregate purchase price of $14.4 million.  At June 30, 2008, we had authorization to repurchase up to 2.7 million additional shares of Tyler common stock.  A summary of the repurchase activity during the six months ended June 30, 2008 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
January 1 through January 31	814	-	$12.92	967
February 1 through February 29	-	-	-	967
March 1 through March 31	-	-	-	967
April 1 through April 30	-	-	-	967
Additional authorization by the board of directors	-	2,000	-	2,967
May 1 through May 31	-	-	-	2,967
June 1 through June 30	283	-	13.80	2,684
Total six months ended June 30, 2008	1,097	2,000	$13.15

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007 and May 2008.  There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

During the second quarter of 2008, we began construction of an office development located in Lubbock, Texas to consolidate our Lubbock based workforce and support planned long-term growth.  The office development is scheduled for completion in early 2010 and expected to cost approximately $12.0 million to $13.0 million.  As of June 30, 2008, we have paid $2.2 million primarily for land.  We expect to capitalize additional costs of approximately $2.5 million in 2008, related to the construction of this facility.

In July 2008 we paid $12.7 million for an office building and land in Yarmouth, Maine as part of a plan to consolidate our workforce in the Portland, Maine area and support long-term growth.  This building will be leased to third-party tenants through July 2011, at which time we expect to begin occupying the facility.

We also expect to purchase for approximately $10.0 million an office building in Falmouth, Maine that we currently lease from a related party.  The building purchase is expected to close in the second half of 2008.

None of these real estate investments are expected to preclude us from taking advantage of other opportunities to invest our cash in growing our business, and it is possible that we will leverage these facilities in the future.

We made federal and state income tax payments, net of refunds of $6.5 million in the six months ended June 30, 2008 compared to $3.3 million in the comparable prior year.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.  We are exposed to risk related to our investments in ARS. Liquidity for ARS is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 28 to 35 days.  Because of the short interest rate reset period, we have historically recorded ARS as short-term investments available-for-sale.  The liquidity of ARS has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies.  As of June 30, 2008, we had $5.7 million of principal invested in ARS that had experienced failed auctions.  Of this amount, we were able to liquidate $50,000 for cash at par during the period July 1, 2008 through July 18, 2008.  Accordingly, as of June 30, 2008, we classified the remaining $5.6 million in ARS as non-current because it is unknown if we will be able to liquidate these securities within one year.  These ARS had been subject to auction processes for which there had been insufficient bidders on the scheduled rollover dates.  We will not be able to liquidate any of our non-current ARS until a future auction is successful, the issuer calls the security, a buyer is found outside the auction process or the securities are redeemed.  Moreover, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.  Maturity dates for these ARS investments range from 2017 to 2042.

We have no outstanding debt at June 30, 2008, and are therefore not subject to any interest rate risk.

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

Part II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”).  As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share.  The Warrants expired on September 10, 2007.  Prior to their expiration, BANA attempted to exercise the Warrants; however, the parties disputed whether or not BANA’s exercise was effective.  We filed suit for declaratory judgment seeking a court’s determination on the matter, and BANA asserted numerous counterclaims against us, including breach of contract and misrepresentation.

Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock.  Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible during the three months ended June 30, 2008.  In addition, our balance sheet at June 30, 2008, includes a $2.0 million receivable from BANA and an increase to additional paid-in capital of $11.0 million to reflect our obligation to issue 801,883 restricted shares of common stock.

Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first six months of 2008, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      None

ITEM 3.  Defaults Upon Senior Securities

      None

ITEM 4.  Submission of Matters to a Vote of Security Holders

       We held our annual meeting of stockholders on May 15, 2008.  The results of the matters voted on at the meeting are as follows:

With respect to the election of directors, shares were voted as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
Donald R. Brattain	35,389,257	669,606
J. Luther King, Jr.	35,432,394	626,469
John S. Marr, Jr.	35,212,793	846,070
G. Stuart Reeves	35,401,047	657,816
Michael D. Richards	35,397,775	661,088
Dustin R. Womble	35,198,634	860,229
John M. Yeaman	34,588,307	1,470,556

With respect to the amendment to our stock option plan to increase the number of shares of our stock that may be issued under the stock option plan from 8,500,000 shares to 11,000,000 shares, votes were as follows:

For	Against	Abstain
28,445,914	2,257,351	61,111

With respect to the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2008, votes were as follows:

For	Against	Abstain
35,808,235	159,265	91,364

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

Date: July 22, 2008