Form 10-Q
period 2008-09-30
TYLER TECHNOLOGIES INC
filed 2008-10-27
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  [  ]     Accelerated filer  [X]     Non-accelerated filer  [  ]      Smaller Reporting Company  [  ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes [  ] No [X]

The number of shares of common stock of registrant outstanding on October 23, 2008 was 36,330,337.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$11,372	$8,145	$31,646	$24,431
Subscriptions	3,526	2,559	10,503	7,272
Software services	18,600	15,872	54,973	44,213
Maintenance	28,353	22,132	79,102	62,526
Appraisal services	5,289	4,927	14,249	16,514
Hardware and other	1,497	1,297	5,084	4,420
Total revenues	68,637	54,932	195,557	159,376

Cost of revenues:
Software licenses	2,071	1,886	6,838	5,818
Acquired software	472	427	1,369	1,248
Software services, maintenance and subscriptions	31,988	26,795	93,555	77,677
Appraisal services	3,098	3,248	9,269	11,340
Hardware and other	1,058	946	3,684	3,304
Total cost of revenues	38,687	33,302	114,715	99,387

Gross profit	29,950	21,630	80,842	59,989

Selling, general and administrative expenses	15,985	12,691	46,155	38,448
Research and development expense	1,416	639	5,485	3,266
Amortization of customer and trade name intangibles	612	372	1,770	1,075
Non-cash legal settlement related to warrants	-	-	9,045	-

Operating income	11,937	7,928	18,387	17,200

Other income, net	398	441	1,044	1,252
Income before income taxes	12,335	8,369	19,431	18,452
Income tax provision	5,976	3,209	9,700	7,141
Net income	$6,359	$5,160	$9,731	$11,311

Earnings per common share:
Basic	$0.17	$0.13	$0.26	$0.29
Diluted	$0.16	$0.12	$0.25	$0.27

Basic weighted average common shares outstanding	38,474	38,688	38,093	38,717
Diluted weighted average common shares outstanding	40,019	41,395	39,626	41,673

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents	$23,779	$9,642
Restricted cash equivalents	5,082	4,462
Short-term investments available-for-sale	500	41,590
Accounts receivable (less allowance for losses of $1,841 in 2008
and $1,851 in 2007)	66,430	63,965
Prepaid expenses	7,693	7,726
Other current assets	1,771	1,324
Deferred income taxes	1,839	2,355
Total current assets	107,094	131,064

Accounts receivable, long-term portion	681	398
Property and equipment, net	24,773	9,826
Non-current investments available-for-sale	4,893	-

Other assets:
Goodwill	88,733	71,677
Customer related intangibles, net	28,071	17,706
Software, net	7,034	9,588
Other intangibles, net	2,577	1,074
Sundry	220	175
	$264,076	$241,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,590	$3,323
Accrued liabilities	26,265	18,905
Deferred revenue	91,029	73,714
Income taxes payable	-	632
Total current liabilities	119,884	96,574

Deferred income taxes	8,889	7,723

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
48,147,969 shares issued in 2008 and 2007	481	481
Additional paid-in capital	150,561	149,568
Accumulated other comprehensive loss, net of tax	(167)	-
Retained earnings	45,363	35,632
Treasury stock, at cost; 10,321,534 and 9,528,467 shares in 2008
and 2007, respectively	(60,935)	(48,470)
Total shareholders' equity	135,303	137,211
	$264,076	$241,508

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,731	$11,311
Adjustments to reconcile net income to net cash
provided by operations:
Depreciation and amortization	8,989	7,795
Non-cash legal settlement related to warrants	9,045	-
Share-based compensation expense	2,719	1,705
Changes in operating assets and liabilities, exclusive of
effects of acquired companies:
Accounts receivable	63	6,532
Income tax receivable	(972)	(800)
Prepaid expenses and other current assets	515	504
Accounts payable	(833)	(1,465)
Accrued liabilities	3,555	(1,289)
Deferred revenue	12,587	245
Net cash provided by operating activities	45,399	24,538

Cash flows from investing activities:
Proceeds from sales of short-term investments	44,565	21,103
Purchases of short-term investments	(8,625)	(29,940)
Cost of acquisitions, net of cash acquired	(23,868)	(9,005)
Investment in software development costs	-	(158)
Additions to property and equipment	(17,375)	(2,575)
Acquired lease	(1,387)	-
(Increase) decrease in restricted investments	(620)	500
(Increase) decrease in other	(38)	40
Net cash used by investing activities	(7,348)	(20,035)

Cash flows from financing activities:
Purchase of treasury shares	(28,968)	(11,134)
Contributions from employee stock purchase plan	872	833
Proceeds from exercise of stock options	1,617	3,291
Excess tax benefits from share-based compensation expense	560	1,118
Warrant exercise in connection with legal settlement	2,005	-
Net cash used by financing activities	(23,914)	(5,892)

Net increase (decrease) in cash and cash equivalents	14,137	(1,389)
Cash and cash equivalents at beginning of period	9,642	17,212

Cash and cash equivalents at end of period	$23,779	$15,823

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)	Basis of Presentation

We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods.  Balance sheet amounts are as of September 30, 2008 and December 31, 2007 and operating result amounts are for the three and nine months ended September 30, 2008 and 2007, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results.  As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2007.  Revenues, expenses, assets and liabilities can vary during each quarter of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

We recognize revenue for ASP and other hosting services, software subscriptions, term license arrangements with renewal periods of twelve months or less and disaster recovery ratably over the period of the applicable agreement as services are provided.  Disaster recovery agreements and other hosting services are typically renewable annually.  ASP and software subscriptions are typically for periods of three to six years and automatically renew unless either party cancels the agreement.  The majority of the ASP and other hosting services and software subscriptions also include professional services as well as maintenance and support.  In certain ASP arrangements, the customer also acquires a license to the software.

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

In August 2008, we completed the acquisition of all the capital stock of School Information Systems, Inc. (“SIS”) which develops and sells a full suite of student information and financial management systems for K-12 schools.  The purchase price, including transaction costs and excluding cash balances acquired, was approximately $9.9 million in cash and approximately 70,000 shares of Tyler common stock valued at $1.2 million.

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

In connection with these three transactions we acquired total tangible assets of approximately $3.6 million and assumed total liabilities of approximately $8.2 million. We recorded goodwill of $17.0 million, $7.7 million of which is expected to be deductible for tax purposes, and other intangible assets of $14.3 million. The $14.3 million of intangible assets is attributable to acquired software, customer relationships and trade name that will be amortized over a weighted average period of approximately 10 years.  Our balance sheet as of September 30, 2008 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.

(4)	Financial Instruments

Assets recorded at fair value in the balance sheet as of September 30, 2008 are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date
Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 – Unobservable inputs developed using estimates and assumptions developed by management, which reflect those that a market participant would use.

We measure the following financial assets at fair value on a recurring basis.  The fair value of these financial assets was determined using the following inputs at September 30, 2008:

		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$28,861	$28,861	$-	$-
Short-term investments available-for-sale (1)	500	500	-	-
Non-current investments available-for-sale (2)	4,893	-	-	4,893
Total	$34,254	$29,361	$-	$4,893

(1)
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.  Level 1 financial assets also include auction rate municipal securities which were sold at par during the period October 1, 2008 through October 17, 2008.

(2)
Investments available-for-sale consists of auction rate municipal securities (“ARS”).  ARS were originally considered Level 2 financial assets and valued using estimated market values as of the balance sheet date obtained from an independent pricing service employed by our broker dealers.  These independent pricing services carried these investments at par value, due to the overall quality of the underlying investments and taking into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, and the anticipated future market for such investments. However, in the three months ending September 30, 2008, we began using discounted cash flow analysis to more accurately measure possible liquidity discounts.  Because the discounted cash flow analysis included unobservable inputs we transferred these securities to Level 3 financial assets.

At September 30, 2008 our ARS consist solely of collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary.  To date we have collected all interest payable on all of our ARS when due and expect to continue to do so in the future.  Historically, the carrying value (par value) of the ARS approximated fair market value due to the frequent resetting of variable interest rates.  Beginning in February 2008, however, the auctions for ARS began to fail and were largely unsuccessful, requiring us to hold them beyond their typical auction reset dates.  As a result, the interest rates on these investments reset to the maximum based on formulas contained in the securities.  The rates are generally equal to or higher than the current market for similar securities.  The par value of the ARS associated with these failed auctions will not be available to us until a successful auction occurs, a buyer is found outside of the auction process, the securities are called or the underlying securities have matured.  Due to these liquidity issues, we performed a discounted cash flow analysis to determine the estimated fair value of these investments. The assumptions used in preparing the models include, but are not limited to, interest rate yield curves for similar securities, market rates of returns, and the expected term of each security.  In making assumptions of required rates of return, we considered risk-free interest rates and credit spreads for investments of similar credit quality.    As a result of the lack of liquidity in the ARS market, we recorded an after tax temporary unrealized loss on our ARS of $167,000, net of related tax effects of $90,000, in the three months ended September, 30, 2008, which is included in accumulated other comprehensive loss on our balance sheet.  We deemed the loss to be temporary because we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest.  Based on our cash and cash equivalents balance of $28.9 million, expected operating cash flows and the liquidation of $500,000 of ARS subsequent to the period ending September 30, 2008, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period.  We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.  We are not certain how long we may be required to hold each security.  However, given our current cash position, liquid cash equivalents and cash flow from operations we believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.  The following table reflects the activity for the ARS measured at fair value using Level 3 inputs (in thousands):

	Three months ended	Nine months ended
Auction Rate Securities:	September 30, 2008	September 30, 2008
Balance at beginning of period	$-	$-
Transfers into level 3	5,150	5,150
Unrealized losses included in accumulated other
comprehensive income	(257)	(257)
Balance as of September 30, 2008	$4,893	$4,893

(5) Comprehensive Income

The following table provides the composition of other comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income, as reported	$6,359	$5,160	$9,731	$11,311
Unrealized losses-auction rate securities, net of tax	(167)	-	(167)	-
Comprehensive income	$6,192	$5,160	$9,564	$11,311

(6) Shareholders’ Equity

The following table details activity in our common stock:

	Nine months ended September 30,
	2008		2007
	Shares	Amount	Shares	Amount
Purchases of common stock	(2,194)	$(31,322)	(889)	$(11,134)
Stock option exercises	325	1,617	767	3,291
Employee stock plan purchases	78	892	77	853
Shares issued for acquisitions	196	2,863	-	-
Warrant exercises in connection with legal settlement	802	11,050	-	-

As of September 30, 2008 we have authorization from our board of directors to repurchase up to 1.6 million additional shares of Tyler common stock. During the period October 1, 2008 through October 20, 2008 we purchased 1.5 million shares of our common stock for an aggregate purchase price of $20.6 million.  On October 23, 2008, our board of directors authorized the repurchase of an additional 2.0 million shares.

On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants owned by Bank of America, N. A. (“BANA”).  In July 2008, as a result of this settlement, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock.  See Note 10 – Commitments and Contingencies for further information.

(7) Income Tax Provision

For the three and nine months ended September 30, 2008, we had an effective income tax rate of 48.4% and 49.9%, respectively, compared to 38.3% and 38.7%  for the three months and nine months ended September 30, 2007.   Our effective income tax rate increased approximately twelve points compared to the prior year periods due to a non-cash legal settlement related to warrants charge of $9.0 million, which was not deductible.  The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $10.1 million in the nine months ended September 30, 2008, compared to $6.9 million in net payments for the same period of the prior year.

(8) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:

Net income	$6,359	$5,160	$9,731	$11,311

Denominator:

Weighted-average basic common shares outstanding	38,474	38,688	38,093	38,717
Assumed conversion of dilutive securities:
Stock options	1,545	1,685	1,533	1,753
Warrants	-	1,022	-	1,203
Potentially dilutive common shares	1,545	2,707	1,533	2,956

Denominator for diluted earnings
per share - Adjusted weighted-average shares	40,019	41,395	39,626	41,673

Earnings per common share:
Basic	$0.17	$0.13	$0.26	$0.29
Diluted	$0.16	$0.12	$0.25	$0.27

(9) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R, “Share-Based Payment,” recorded in the statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of software services, maintenance and subscriptions	$100	$59	$250	$158
Selling, general and administrative expense	998	573	2,469	1,547
Total share-based compensation expense	$1,098	$632	$2,719	$1,705

(10) Commitments and Contingencies

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

In February 2008 our board of directors authorized negotiations to purchase a building in Falmouth, Maine that we currently lease from a related party.  We expect to purchase this building for approximately $10.0 million in the three months ending December 31, 2008.

(11) Recent Accounting Pronouncements

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

(12) Subsequent Event

On October 20, 2008, we entered into a new revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement.  The Credit Facility matures October 19, 2009 and provides for total borrowings of up to $25.0 million and a $6.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit.  Borrowings under the Credit Facility will bear interest at a rate of either LIBOR plus 1% or prime rate minus 1.5%.  As of October 20, 2008, our effective interest rate was 3% under the Credit Facility.   As of October 24, 2008 we had no outstanding borrowings under the Credit Facility.

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

In August 2008, we completed the acquisition of all the capital stock of School Information Systems, Inc. (“SIS”) which develops and sells a full suite of student information and financial management systems for K-12 schools.  The total purchase price, including transaction costs and excluding cash balances acquired, was approximately $9.9 million in cash and approximately 70,000 shares of Tyler common stock valued at $1.2 million.  In the first quarter of 2008, we acquired all of the capital stock of VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster.  The combined purchase price, excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million.  See Note 3 in the Notes to the Unaudited Condensed Financial Statements.

As of September 30, 2008, our total full-time equivalent employee count increased to 1,938 from 1,640 at September 30, 2007. Approximately 49% of these additions or 146 full-time equivalent employees were added as a result of several acquisitions completed since September 30, 2007.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

The following table sets forth the key components of our revenues for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2008	Total	2007	Total	(Decrease)	2008	Total	2007	Total	(Decrease)

Software licenses	$11,372	17%	$8,145	15%	40%	$31,646	16%	$24,431	15%	30%
Subscription	3,526	5	2,559	5	38	10,503	5	7,272	5	44
Software services	18,600	27	15,872	29	17	54,973	28	44,213	28	24
Maintenance	28,353	41	22,132	40	28	79,102	41	62,526	39	27
Appraisal services	5,289	8	4,927	9	7	14,249	7	16,514	10	(14)
Hardware and other	1,497	2	1,297	2	15	5,084	3	4,420	3	15

Total revenues	$68,637	100%	$54,932	100%	25%	$195,557	100%	$159,376	100%	23%

Total revenues grew 15% and 14% for the three and nine months ended September 30, 2008, respectively, excluding the impact of acquisitions completed in the prior twelve months.

Software licenses. Software license revenues consist of the following components for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
		% of		% of	Increase/		% of		% of	Increase/
	2008	Total	2007	Total	(Decrease)	2008	Total	2007	Total	(Decrease)

Financial management
and education	$ 6,452	57%	$ 6,111	75%	6%	$ 21,023	66%	$ 16,703	68%	26%
Courts and justice	3,914	34	1,188	15	229	7,754	25	5,039	21	54
Appraisal and tax and other	1,006	9	846	10	19	2,869	9	2,689	11	7

Total software license revenues	$ 11,372	100%	$ 8,145	100%	40%	$ 31,646	100%	$ 24,431	100%	30%

In the three months ended September 30, 2008, we signed 16 new material contracts with average software license fees of approximately $215,000 compared to 26 new material contracts signed in the three months ended September 30, 2007 with average software license fees of approximately $319,000.  In the nine months ended September 30, 2008, we signed 50 new material contracts with average software license fees of approximately $310,000 compared to 59 new material contracts signed in the nine months ended September 30, 2007 with average software license fees of approximately $447,000.  We consider contracts with a license fee component of $100,000 or more to be material.  The mix of our new contracts signed in the three months ended September 30, 2008 included more contacts with a license fee component of less than $100,000 compared to the prior year period.  Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed Financial Statements.

Changes in software license revenues consist of the following components:

•
Software license revenue related to our financial management and education solutions for three and nine months ended September 30, 2008 increased 6% and 26%, respectively, compared to the prior year periods mainly due to contract arrangements that included more software license revenue than in the past. Revenue from student information and management solutions as well as student transportation management solutions acquired in the last twelve months also contributed to increases in the three and nine months ended September 30, 2008.

•
Software license revenue related to our courts and justice software solutions for three and nine months ended September 30, 2008 increased 229% and 54%, respectively, compared to the prior year periods.  In the three months ended September 30, 2008 we recorded software license revenue of approximately $1.7 million from a contract which had been deferred in accordance with the terms of the contract.   In addition, since late 2007 we expanded our presence in the markets for municipal courts software solutions and public safety software solutions which contributed to the increase in both periods.

Subscriptions. Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services.  ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement.  Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually.  New ASP customers and existing customers converting to ASP arrangements provided approximately two-thirds of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.

Software services. Changes in software services revenues consist of the following components:

•
Software services revenue related to financial management and education solutions, which comprise approximately half of our software services revenue in the periods presented, increased substantially compared to the three and nine months ended September 30, 2007.  This increase was driven in part by larger and more complex contracts, which include more programming and project management services.  In addition, we acquired a student transportation management solution in January 2008 which contributed approximately $1.1 million and $3.0 million to software service revenues for the three and nine months ended September 30, 2008, respectively.

•
Software services revenue related to courts and justice solutions experienced strong increases compared to the three and nine months ended September 30, 2007, reflecting increased capacity to deliver backlog following additions to our implementation and support staff over the last twelve to fourteen months.   In addition, increased contract volume for municipal courts software solutions and public safety software solutions also generated higher related services revenue.

Maintenance.  We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 28% and 27% for the three and nine months ended September 30, 2008, respectively compared to the prior year periods.   Maintenance and support services grew 17% and 16% for the three and nine months ended September 30, 2008, respectively, excluding the impact of acquisitions completed in the prior twelve months.  This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.

Appraisal services.  Appraisal services revenue increased 7% for the three months ended September 30, 2008, and declined 14% for the nine months ended September 30, 2008, compared to the prior year periods.  The appraisal services business is driven in part by revaluation cycles in various states.   In late 2007, we substantially completed several projects related to the Ohio revaluation cycle, which occurs every six years, as well as a few other large contracts.  In mid-2008 we began a complete reappraisal of real property in Orleans Parish, Louisiana.  This contract is valued at approximately $12.0 million and consists of two separate phases expected to be complete by late 2010. We continue to expect appraisal revenue for the full year 2008 will be moderately lower than 2007.

     Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of September 30:

	Third Quarter				Nine Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues

Software licenses	$2,071	18%	$1,886	23%	$6,838	22%	$5,818	24%
Acquired software	472	4	427	5	1,369	4	1,248	5
Software services, maintenance
and subscriptions	31,988	63	26,795	66	93,555	65	77,677	68
Appraisal services	3,098	59	3,248	66	9,269	65	11,340	69
Hardware and other	1,058	71	946	73	3,684	72	3,304	75

Total cost of revenue	$38,687	56%	$33,302	61%	$114,715	59%	$99,387	62%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter			Nine Months
Gross Margin percentages	2008	2007	Change	2008	2007	Change

Software licenses and acquired software	77.6%	71.6%	6.0%	74.1%	71.1%	3.0%
Software services, maintenance and subscriptions	36.6	33.9	2.7	35.3	31.9	3.4
Appraisal services	41.4	34.1	7.3	34.9	31.3	3.6
Hardware and other	29.3	27.1	2.2	27.5	25.2	2.3

Overall gross margin	43.6%	39.4%	4.2%	41.3%	37.6%	3.7%

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

For the three and nine months ended September 30, 2008, our software license gross margin percentage rose compared to the prior year periods due to strong license fee revenue increases.  In addition, the three months ended September 30, 2008 benefitted from slightly lower software development amortization because certain software products became fully amortized during that period. The year-to-date gross margin grew at a slower rate because the first quarter product mix included more third party software, which has higher associated costs than proprietary software.

Software services, maintenance and subscription-based services.  Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery.  For the three and nine months ended September 30, 2008, the software services, maintenance and subscriptions gross margin increased 2.7% and 3.4%, respectively from the prior year periods partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale.  We have increased our implementation and support staff by 225 full-time equivalent employees since September 30, 2007 in order to expand our capacity to implement our contract backlog.  This increase includes 102 full-time equivalent employees related to acquisitions completed since September 30, 2007.

In addition, approximately 0.6% of the gross margin increase for the nine months ended September 30, 2008 reflects the impact of revenue which had been deferred pending final acceptance on a certain contract.  There were no related costs associated with this revenue in 2008.

Appraisal services.   A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion.  Our appraisal gross margin for the three months ended September 30, 2008 is higher than the prior year period due to higher revenues associated with the Orleans Parish reappraisal project.

Our blended gross margin for the three and nine months ended September 30, 2008 was higher than the prior year periods in part due to leverage in the utilization of our support and maintenance staff and economies of scale.   The blended gross margin for the three months ended September 30, 2008 also benefitted from a product mix that included more software license revenue, which inherently has higher gross margins, and less appraisal services revenue.

     Selling, General and Administrative Expenses

The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Selling, general and
administrative expenses	$15,985	$12,691	$3,294	26%	$46,155	$38,448	$7,707	20%

Percent of revenues	23.3%	23.1%			23.6%	24.1%

SG&A as a percentage of revenues for the three and nine months ended September 30, 2008 grew at a slower rate than the prior year periods due to significantly higher revenues and leverage in the utilization of our administrative and sales staff. Excluding the impact of acquisitions, our full-time equivalent SG&A employee count declined 2% from September 30, 2007.

     Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Research and
development expense	$1,416	$639	$777	122%	$5,485	$3,266	$2,219	68%

Percent of revenues	2.1%	1.2%			2.8%	2.0%

Research and development expense consist mainly of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts.  In January 2007, we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide.  Research and development costs increased over the prior year periods because the Microsoft Dynamics AX development effort was not fully staffed until mid-2007.  In the nine months ended September 30, 2008 and 2007, we offset our research and development expense by $987,000 and $883,000, respectively, which were the amounts earned under the terms of our research and development agreement with Microsoft.  We amended this agreement in September 2008 to define the scope of reimbursable development through the balance of the project and now expect to offset research and development expense by approximately $850,000 each quarter through the end of 2010. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.

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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Amortization of customer
and trade name intangibles	$612	$372	$240	65%	$1,770	$1,075	$695	65%

In the nine months ended September 30, 2008, we completed three acquisitions, which increased amortizable customer and trade name intangibles by $12.3 million.  This amount will be amortized over approximately 11 years.

Income Tax Provision

The following table sets forth comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2008	2007	$	%	2008	2007	$	%
Income tax provision	$5,976	$3,209	$2,767	86%	$9,700	$7,141	$2,559	36%

Effective income tax rate	48.4%	38.3%			49.9%	38.7%

Our effective income tax rate increased approximately twelve points compared to the prior year periods due to a non-cash legal settlement related to warrants charge of $9.0 million, which was not deductible.  The effective income tax rates for the three and nine months ended September 30, 2008 and 2007 were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, as well as state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2008, we had cash and cash equivalents (including restricted cash equivalents) of $28.9 million and current and non-current investments of $5.4 million, compared to cash and cash equivalents (including restricted cash equivalents) of $14.1 million and short-term investments of $41.6 million at December 31, 2007.  As of September 30, 2008 we had outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through July 2009.

The following table sets forth a summary of cash flows for the periods presented as of September 30:

Nine months ended September 30,	2008	2007

Cash flows provided by (used by):
Operating activities	$45,399	$24,538
Investing activities	(7,348)	(20,035)
Financing activities	(23,914)	(5,892)

Net increase (decrease) in cash and cash equivalents	$14,137	$(1,389)

Operating Activities

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures.  Other capital resources include cash on hand and access to the capital markets.  For the nine months ended September 30, 2008, operating activities provided net cash of $45.4 million, primarily generated from net income of $9.7 million, non-cash legal settlement related to warrants charge of $9.0 million, non-cash depreciation and amortization charges of $9.0 million, non-cash share-based compensation expense of $2.7 million, and a decrease in net operating assets of $14.9 million.  Net operating assets declined mainly due to several advance payments from customers.

As of September 30, 2008, we had $5.7 million of principal invested in ARS that had experienced failed auctions.  Of this amount, we were able to liquidate $500,000 for cash at par during the period October 1, 2008 through October 17, 2008.   The liquidity of ARS has been negatively impacted by the uncertainty in the credit markets and the exposure of these securities to the financial condition of bond insurance companies.    We will not be able to liquidate any of our non-current ARS until a future auction is successful, the issuer calls the security, a buyer is found outside the auction process or the securities are redeemed.  Based on our cash and cash equivalents at September 30, 2008 and our expected operating cash flows, we do not anticipate the current lack of liquidity of these investments will have a material effect on our ability to conduct business.

Our days sales outstanding (“DSO”) was 87 days at September 30, 2008 and 95 days at December 31, 2007.  DSOs decreased compared to the fourth quarter of 2007 because of annual maintenance billing collections.  Our maintenance billings typically peak in December and June of each year and are followed by collections in the subsequent quarter.    DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $7.3 million in the nine months ending September 30, 2008 compared to $20.0 million cash used for the same period in 2007.  In the nine months ended September 30, 2008, we liquidated $35.9 million of short-term investments in ARS for cash at par, and we completed the acquisitions of School Information Systems, Inc, VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster that expanded our presence in the education market.  The combined purchase price, excluding cash acquired and including transaction costs, was approximately $23.9 million in cash and approximately 196,000 shares of Tyler common stock valued at $2.9 million.  We also paid $2.5 million primarily for land in Lubbock, Texas in connection with a planned office development and paid $12.7 million for an office building, land, and a related tenant lease in Yarmouth, Maine. Capital expenditures and acquisitions were funded from cash generated from operations.

For the nine months ended September 30, 2007, net cash used by investing activities of $20.0 million included cash payments of $9.0 million for the acquisitions of EDP Enterprises, Inc. and Advanced Data Systems, Inc., along with an office building. Other investing activities in the nine months ended September 30, 2007 were primarily comprised of a net investment of $8.8 million in short term investments and investments of $2.6 million in property and equipment.

Financing activities used cash of $23.9 million, in the nine months ending September 30, 2008 compared to $5.9 million in the same period for 2007.  Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.

During the nine months ended September 30, 2008, we purchased 2.2 million shares of our common stock for an aggregate purchase price of $31.3 million.  At September 30, 2008, we had authorization to repurchase up to 1.6 million additional shares of Tyler common stock.   A summary of the repurchase activity during the nine months ended September 30, 2008 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
January 1 through January 31	814	-	$12.92	967
February 1 through February 29	-	-	-	967
March 1 through March 31	-	-	-	967
April 1 through April 30	-	-	-	967
Additional authorization by the board of directors	-	2,000	-	2,967
May 1 through May 31	-	-	-	2,967
June 1 through June 30	283	-	13.80	2,684
July 1 through July 31	163	-	14.08	2,521
August 1 through August 31	15	-	15.41	2,506
September 1 through September 30	919	-	15.64	1,587
Total nine months ended September 30, 2008	2,194	2,000	$14.28

During the period October 1, 2008 through October 20, 2008 we purchased 1.5 million shares of our common stock for an aggregate purchase price of $20.6 million.

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007 and May 2008.  On October 23, 2008, our board of directors authorized the repurchase of an additional 2.0 million shares.  There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

During the second quarter of 2008, we began construction of an office development located in Lubbock, Texas to consolidate our Lubbock based workforce and support planned long-term growth.  The office development is scheduled for completion in early 2010 and expected to cost approximately $12.0 million to $13.0 million.  As of September 30, 2008, we have paid $2.5 million, primarily for land.  We expect to capitalize additional costs of approximately $1.0 million in 2008, related to the construction of this facility.

In July 2008 we paid $12.7 million for an office building and land in Yarmouth, Maine as part of a plan to consolidate our workforce in the Portland, Maine area and to support long-term growth.  This building will be leased to third-party tenants through July 2011, at which time we expect to begin occupying the facility.

We also expect to purchase for approximately $10.0 million an office building in Falmouth, Maine that we currently lease from a related party.  The building purchase is expected to close in the three months ended December 31, 2008.

None of these real estate investments are expected to preclude us from taking advantage of other opportunities to invest our cash in growing our business, and it is possible that we will leverage these assets in the future.

On October 20, 2008, we entered into a new revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement.  The Credit Facility matures October 19, 2009 and provides for total borrowings of up to $25.0 million and a $6.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit.  Borrowings under the Credit Facility will bear interest at a rate of either LIBOR plus 1% or prime rate minus 1.5%.  As of October 20, 2008, our effective interest rate was 3% under the Credit Facility.  As of September 30, 2008 we had no debt and outstanding letters of credit totaling $5.1 million under a previous agreement to secure surety bonds required by some of our customer contracts.  As of October 24, 2008 we had no outstanding borrowings under the Credit Facility.

We made federal and state income tax payments, net of refunds of $10.1 million in the nine months ended September 30, 2008 compared to $6.9 million in the comparable prior year.

From time to time we engage in discussions with potential acquisition candidates.  In order to consummate any such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future.  No assurance can be given as to our future acquisitions and how such acquisitions may be financed.  In the absence of future acquisitions, we believe our current cash balances and expected future cash flows from operations will be sufficient to meet our anticipated cash needs for working capital, capital expenditures and other activities through the next twelve months.  If operating cash flows are not sufficient to meet our needs, we may borrow under our revolving credit facility.

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

We have no outstanding debt at September 30, 2008, and are therefore not subject to any interest rate risk.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  Please note, however, that those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first nine months of 2008, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      None

ITEM 3.  Defaults Upon Senior Securities

      None

ITEM 4.  Submission of Matters to a Vote of Security Holders

       None

ITEM 5.  Other Information

      None

ITEM 6.  Exhibits

Exhibit 4.1	Second Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated October 20, 2008

Exhibit 4.2	Second Amended and Restated Pledge and Security Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated October 20, 2008

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: October 23, 2008