Form 10-K
period 2008-12-31
TYLER TECHNOLOGIES INC
filed 2009-02-26
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. YES ☐ NO ☑
      Indicate by check marker whether the registrant is a large accelerated filter, an accelerated filter, a non-accelerated filer, or a capital reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $483,676,000 based on the reported last sale price of common stock on June 30, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter.
     The number of shares of common stock of the registrant outstanding on February 20, 2009 was 35,430,780.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 14, 2009.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide outsourced hosting for some of our applications at our data centers through an applications service provider (“ASP”) arrangement through our subscription-based services. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.
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
MARKET OVERVIEW
The state and local government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,000 counties, 36,000 cities and towns and 14,200 school districts. This market is also comprised of approximately 35,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.
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
Although local governments generally face budgetary constraints in their operations, their primary revenue sources are usually property taxes, and to a lesser extent, utility billings, which tend to be relatively stable. In addition, the acquisition of new technology typically enables local governments to operate more efficiently, and often provides a measurable return on investment that justifies the purchase of software and related services.

Gartner estimates that state and local government IT spending will grow from $51.2 billion in 2009 to $59.5 billion in 2012, with local government accounting for $26.1 billion of IT spending in 2009 and $30.3 billion in 2012. The external services and software segments of the market, where our business is primarily focused, is expected to expand from $13.8 billion in 2009 to $16.9 billion in 2012.
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
We design, develop and market a broad range of software solutions to serve mission-critical “back-office” functions of local governments. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software solutions and services are generally grouped in four major areas:
•	Financial Management and Education;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Public Records and Content Management.
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
We also offer certain software solutions on a “software as a service” basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, we host the applications and data at our data centers. Customers typically pay monthly fees under multi-year contracts for these subscription-based services.
Historically, we have had a greater proportion of our annual revenues in the second half of our fiscal year due to governmental budget and spending cycles and the timing of system implementations for customers desiring to “go live” at the beginning of the calendar year.
A description of our suites of products and services follows:
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
In addition to providing financial management systems to K-12 schools, in 2006 we began offering a student information system for K-12 schools, which manages such applications as scheduling, grades and attendance. We also offer student transportation solutions to manage school bus routing optimization, fleet management, field trips and other related functions. We also added software applications to manage public sector pension funds.
Tyler’s financial management and education solutions include Web components that enhance local governments’ service capabilities by facilitating online access to information for both employees and citizens and enabling online transactions.
Courts and Justice
We offer a complete, fully integrated suite of judicial solutions with our Odyssey family of products. Our solutions help eliminate duplicate data entry, promote more effective business procedures and improve efficiency across the entire justice process. While the Odyssey suite is designed to handle complex, multi-jurisdictional county or statewide implementations, it is equally suited to manage single county systems.
Our unified court case management system is designed to automate the tracking and management of information involved in all case types, including criminal, traffic, civil, family, probate and juvenile courts. It also tracks the status of cases, processes fines and fees and generates the specialized judgment and sentencing documents, notices and forms required in the court process. Documents received by the court can be scanned into the electronic case file and easily retrieved for viewing. Documents generated by the court can be electronically signed and automatically attached to the electronic case file. Additional modules automate the management of court calendars, coordinate judge’s schedules and generate court dockets. Our targeted courtroom technologies allow courts to rapidly review calendars, cases and view documents in the courtroom. Courts may also take advantage of our related jury management system.
Our law enforcement systems automate police and sheriff functions from dispatch and records management through booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data, including digital mug shots. Our systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, and automation of statistics and state and federal reporting. Our computer-aided dispatch/emergency 911 system tracks calls and the availability of emergency response vehicles, interfaces with local and state searches, and assists dispatchers with processing emergency situations. The law enforcement and jail management systems are fully integrated with the suite of Odyssey prosecution and court products that manages the entire judicial process.
Our court and law enforcement systems allow the public to access, via the Internet, a variety of information, including non-confidential criminal and civil court records, jail booking and release information, bond and bondsmen information, and court calendars and dockets. In addition, our systems allow cities and counties to accept payments for traffic and parking tickets over the Internet, with a seamless and automatic interface to back-office justice and financial systems.
Our prosecutor system enables state attorney offices to track and manage criminal cases, including detailed victim information and private case notes. Investigative reports and charging instrument documents can be generated and stored for later viewing. Prosecutors can schedule and record the outcome of grand jury hearings. When integrated with the court system, prosecutors can view the electronic case file and related documents, as well as manage witness lists and subpoenas needed for court hearings.
Our supervision system allows pre-trial and probation offices to manage offender caseloads. Supervision officers can track busy contact schedules, risk/needs assessments and reassessments, detailed drug test results, employment histories, compliance with conditions and payments of fees and restitution. Documents and forms, like pre-sentence investigations or revocation orders, can be generated and stored for easy viewing. When integrated with the jail and court systems, supervision officers can have easy access and quick notification of offenders that have court hearings scheduled, are arrested locally and have new warrants issued.

Developed using Microsoft’s .NET™ framework and tools, Odyssey’s server suite includes comprehensive support for service-oriented integrations, scheduled and offline job execution, integrated content management, and role-based security and configuration. Our unique combination of web-based and traditional smart client applications gives Odyssey a market-leading user experience. Our multi-tier architecture is built on the Windows Server® and SQL Server® platforms, and scales to meet the needs of any enterprise environment. Odyssey employs replicated OLTP/DSS databases and a variety of IP load balancing systems for optimal performance, clustered installations for maximum fault tolerance, and Terminal Server/Citrix deployment options to simplify management.
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
Public Records and Content Management
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
Subscription-Based Services
Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. Our ASP arrangements and other hosted service offerings, provide certain software solutions on a “software as a service” basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies.
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
Software Services
We provide a variety of professional IT services to customers who utilize our software products. Virtually all of our customers contract with us for installation, training, and data conversion services in connection with their purchase of Tyler’s software solutions. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an installation team travels to the customer’s facility to ensure the smooth transfer of data to the new system. Installation fees are charged separately to customers on either a fixed-fee or hourly charge basis, depending on the contract, with full pass-through to customers of travel and other out-of-pocket expenses.
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

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, Puerto Rico, and the United Kingdom, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve success in selling to larger customers.

•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of IT solutions and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which had revenues of $121.8 million in 2008. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:
☐	products and services to complement our existing offerings;

☐	entry into new markets related to local governments; and

☐	new customers and/or geographic expansion.
•	Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The co-development will broaden the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality will be sold in the United States and internationally through Microsoft’s distribution channels and is expected to be released in late 2010. Tyler will also become an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and will sell the solutions directly into the government market. Tyler will receive license and maintenance royalties on direct and indirect sales of the solutions co-developed under this multi-year term relationship.
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
Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2008, approximately 41% of our revenue was attributable to ongoing support and maintenance agreements.
COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Most of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Lawson Software, Inc., SAP AG, Affiliated Computer Services, Inc., SunGard Data Systems, Inc., New World Systems, Constellation Software, Inc. and Manatron, Inc. In addition, we sometimes compete with consulting and systems integration firms, such as BearingPoint, Inc., which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals through a request for proposal process.
SUPPLIERS
Substantially all of the computers, peripherals, printers, scanners, operating system software, office automation software, and other equipment necessary for the implementation and provision of our software systems and services are presently available from several third-party sources. Hardware is purchased on original equipment manufacturer or distributor terms at discounts from retail. We have not experienced any significant supply problems.
BACKLOG
At December 31, 2008, our estimated revenue backlog was approximately $243.4 million, compared to $250.1 million at December 31, 2007. The backlog represents signed contracts under which the products have not been delivered or the services have not been performed as of year-end. Approximately $181.3 million of the backlog is expected to be recognized during 2009.
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

EMPLOYEES
At December 31, 2008, we had 1,940 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.
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
We also maintain an Internet site at www.tylertech.com. We make available free of charge through this site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Forms 4 and 5, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, copies of our annual report will be made available, free of charge upon written request.
Our “Code of Business Conduct and Ethics” is also available on our Web site. We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics by posting such information on our Web site.
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. Investors evaluating our company should carefully consider the factors described below and all other information contained in this Annual Report. Any of the following factors could materially harm our business, operating results, and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results, and financial condition. This section should be read in conjunction with the Financial Statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Our actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report.
Declining general economic conditions and uncertainties in the global credit crisis and equity markets may adversely affect our operating results and financial condition.
The financial market crisis has continued to disrupt credit and equity markets worldwide and has led to continued weakening in the global economic environment during the first quarter of 2009. Local and state governments may face financial pressures that could in turn affect our growth rate in 2009. We cannot assure you local and state spending levels will be unaffected by the global credit crisis and if budget shortfalls occur they may negatively impact local and state information technology spending and could have a material adverse effect upon our business, operating results, and financial condition.
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
Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:
•	a significant number of our prospective customers’ decisions regarding whether to enter into license agreements with us may be made within the last few weeks of each quarter;

•	the size of license transactions can vary significantly;

•	customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, project objectives, budget or personnel;

•	customer purchasing processes vary significantly and a customer’s internal approval, expenditure authorization and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions; and

•	we may have to defer revenues under our revenue recognition policies.
Fluctuation in our quarterly revenues may adversely affect our operating results. In each fiscal quarter our expense levels, operating costs, and hiring plans are based to some extent on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results.
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
We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete on the basis of a number of factors, including:
•	the attractiveness of the business strategy and services we offer;

•	the breadth of products and services we offer;

•	features and functionality of our software;

•	price;

•	quality of products and service;

•	technological innovation;

•	name recognition;

•	our ability to modify existing products and services to accommodate the particular needs of our customers; and

•	our financial strength and stability.
We believe the market is highly fragmented with a large number of competitors that vary in size, primary computer platforms, and overall product scope. Our competitors include consulting firms, publicly held companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than we do. We cannot assure you that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.
We also compete with internal, centralized information service departments of governmental entities, which require us to persuade the end-user to stop the internal service and outsource to us. In addition, our customers may elect in the future to provide information management services internally through new or existing departments, which could reduce the market for our services.
We could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in pricing pressure, fewer customer orders, reduced gross margins, and loss of market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require us to reduce the price of our software licenses and related services. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have material adverse effect upon our business, operating results, and financial condition.
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
We have not declared or paid a cash dividend since we entered the business of providing software solutions and services to the public sector in February 1998. Additionally, our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We occupy a total of approximately 441,000 square feet of office space, 127,000 square feet of which we own. One of the office buildings we own (approximately 84,000 square feet) has been leased to third-party tenants. The lease agreements with respect to approximately 70% of this leased space expire in July 2011 and the remaining agreement expires in June 2013. Upon expiration of these agreements we expect to begin occupying the facility. We lease our principal executive office located in Dallas, Texas, as well as other offices for our operations in Colorado, Iowa, Maine, Ohio, Texas and Washington.
ITEM 3. LEGAL PROCEEDINGS.
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act; therefore, the petition alleges that we failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
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
Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, as a result of the settlement, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible in 2008.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2008, we had approximately 2,140 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,140 beneficial owners of our common stock.
The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2007:	First Quarter	$14.93	$12.03
	Second Quarter	13.28	11.70
	Third Quarter	15.74	11.39
	Fourth Quarter	16.20	12.81

2008:	First Quarter	$14.70	$12.29
	Second Quarter	15.97	13.33
	Third Quarter	18.47	13.29
	Fourth Quarter	15.17	9.79

2009:	First Quarter (through February 20, 2009)	$13.50	$11.35
We did not pay any cash dividends in 2008 or 2007. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2008.

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding	plans (excluding securities
	warrants and rights as of	options, warrants	reflected in initial column as of
Plan Category	December 31, 2008	and rights	December 31, 2008)
Equity compensation plans approved by security shareholders:
Stock options	5,308,618	$9.69	996,271
ESPP	35,460	10.18	446,096
Equity compensation plans not approved by security shareholders	—	—	—

	5,344,078	$9.69	1,442,367

During 2008, we purchased approximately 4.3 million shares of our common stock for an aggregate purchase price of $59.0 million. A summary of the repurchase activity during 2008 is as follows:

		Additional		Maximum
		number of		number of shares
		shares		that may be
	Total number	authorized that	Average	repurchased
	of shares	may be	price paid	under current
Period	repurchased	repurchased	per share	authorization
Three months ended March 31	814,000	—	$12.92	967,000
Additional authorization by the board of directors	—	2,000,000	—	2,967,000
Three months ended June 30	283,000	—	13.80	2,684,000
Three months ended September 30	1,097,000	—	15.40	1,587,000
Additional authorization by the board of directors	—	2,000,000	—	3,587,000
October 1 through October 31	1,667,000	—	13.44	1,920,000
November 1 through November 30	274,000	—	13.00	1,646,000
December 1 through December 31	148,000	—	11.48	1,498,000

Total year ended December 31, 2008	4,283,000	4,000,000	$13.77

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008 and October 2008. Our board of directors authorized the repurchase of an additional 2.0 million shares on both May 15, 2008 and October 23, 2008. As of December 31, 2008, we had remaining authorization to repurchase up to 1.5 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time. Our bank credit agreement contains restrictions on the amount of common stock we may purchase.

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
The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2003. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Tyler Technologies, Inc.	100	86.81	91.17	146.00	133.85	124.40
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
S&P 600 Information Technology Index	100	106.65	106.39	116.42	127.25	75.88

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA:
Revenues	$265,101	$219,796	$195,303	$170,457	$172,270
Costs and expenses:
Cost of revenues (1)	155,314	135,371	120,499	108,970	108,432
Selling, general and administrative expenses (1)	62,923	51,724	48,389	43,821	42,931
Research and development expense	7,286	4,443	3,322	2,421	2,520
Restructuring charge	—	—	—	1,260	—
Amortization of customer and trade name intangibles	2,438	1,478	1,318	1,266	1,267
Non-cash legal settlement related to warrants (2)	9,045	—	—	—	—

Operating income	28,095	26,780	21,775	12,719	17,120
Other income, net	1,181	1,800	1,080	906	317

Income from operations before income taxes	29,276	28,580	22,855	13,625	17,437
Income tax provision	14,414	11,079	8,493	5,432	7,309

Net Income	$14,862	$17,501	$14,362	$8,193	$10,128

Net income per diluted share	$0.38	$0.42	$0.34	$0.19	$0.23

Weighted average diluted shares	39,184	41,352	41,868	42,075	44,566

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$47,802	$34,111	$26,804	$21,187	$22,159
Cash flows (used by) provided by investing activities	(9,554)	(34,275)	(24,326)	1,820	(9,914)
Cash flows used by financing activities	(46,128)	(7,406)	(5,999)	(14,847)	(9,940)

BALANCE SHEET DATA:
Total assets	$251,761	$241,508	$220,276	$194,437	$190,487
Shareholders’ equity	114,262	137,211	125,875	112,197	118,400

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified-prospective method. In 2008, 2007 and 2006, respectively, cost of revenues included $364,000, $227,000 and $147,000 share-based compensation expense. Selling, general and administrative expenses in 2008, 2007 and 2006, respectively, included $3.5 million, $2.1 million and $1.8 million share-based compensation expense. In accordance with the standard, results of operations for the years prior to 2006 are reported under the previous accounting standard and no expense was recorded.

(2)	On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”). As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
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
Our products are generally grouped into four major areas:
•	Financial Management and Education;

•	Courts and Justice;

•	Property Appraisal and Tax; and

•	Public Records and Content Management.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
•	Revenues — We derive our revenues from five primary sources: sale of software licenses; subscription-based services; software services; appraisal services; and maintenance and support. Because the majority of the software we sell is “off-the-shelf,” increased sales of software products generally result in incrementally higher gross margins. Thus, the most significant driver to our business is the number and size of software license sales. In addition, new software license sales generally generate implementation services revenues as well as future maintenance and support revenues, which we view as a recurring revenue source. We also monitor our customer base and churn since our maintenance and support revenue should increase due to our historically low customer turnover.

•	Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses, subscription-based services, and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2008, our total full-time equivalent employee count increased to 1,940 from 1,627 at December 31, 2007. The majority of these additions were to our implementation and support staff, including additions to our capacity to deliver our backlog. Our implementation and support staff at December 31, 2008 includes 102 full-time equivalent employees added as a result of three acquisitions completed in 2008.

•	Selling, General and Administrative (“SG&A”) Expenses — The primary components of SG&A expense are administrative and sales personnel salaries and commissions, marketing expense, rent and professional fees. Sales commissions generally fluctuate with revenues but other administrative expenses tend to grow at a slower rate than revenues.

•	Liquidity and Cash Flows — The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and software development and the discretionary purchases of treasury stock. In 2008, we purchased 4.3 million shares of our common stock at an aggregate purchase price of $59.0 million. Almost half of our treasury stock purchases occurred in the fourth quarter of 2008. During 2008 we also used cash of $23.9 million to acquire three companies and invested $20.1 million in property and equipment. Our investment in property and equipment included $16.0 million for land, office buildings and a related tenant lease. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.
Acquisitions
We completed the acquisitions of School Information Systems, Inc., VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster to expand our presence in the education market. The combined purchase price, excluding cash acquired and including transaction costs, was approximately $23.9 million in cash and approximately 196,000 shares of Tyler common stock valued at $2.9 million. In connection with these transactions we acquired total tangible assets of approximately $3.5 million and assumed total liabilities of approximately $8.2 million.
Outlook
The financial market crisis has continued to disrupt credit and equity markets worldwide and has led to continued weakening in the global economic environment during the first quarter of 2009. Local and state governments may face financial pressures that could in turn affect our growth rate in the first quarter of 2009 and for the calendar year. Consistent with our historical trends, we expect that first quarter 2009 earnings will not reach the level achieved in the fourth quarter of 2008; however, we currently do not anticipate a material negative impact for the 2009 first quarter due to the current economic downturn.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, cost of revenues and expenses during the reporting period, and related disclosure of contingent assets and liabilities. The Notes to the Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the financial statements. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportionate performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense and valuation allowance for receivables. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. We recognize revenues in accordance with the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition.” We recognize revenue on our appraisal services contracts using the proportionate performance method of accounting, with considerations for the provisions of Emerging Issue Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Our revenues are derived from sales of software licenses, subscription-

based services, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or programming a minor feature the customer had in their prior software solution. These amounts have historically been considered nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, we review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
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
Recoverability of goodwill is generally measured by a comparison of the carrying amount of an asset to its fair value, generally determined by estimated future net cash flows expected to be generated by the asset. We evaluate goodwill for impairment annually as of April, or more frequently if impairment indicators arise. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We have identified two reporting units for impairment testing. The appraisal services and appraisal software stand-alone business unit qualified as a reporting unit since it is one level below an operating segment, discrete financial information exists for the business unit and the executive management group directly reviews this business unit. The other software business units were aggregated into the other single reporting unit. The appraisal services and appraisal software stand-alone business unit is organized in such a manner that both of its revenue sources are tightly integrated with each other and discrete financial information at the operating profit level does not exist for this business unit’s respective revenue sources. Recoverability of other intangible assets is generally measured by comparison of the carrying amount to estimated undiscounted future cash flows.
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
Share-Based Compensation. We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Forfeiture rate assumptions are derived from historical data. We estimate stock price volatility at the date of grant based on the historical volatility of our common stock. Estimated option life is determined using the “simplified method” in accordance with Staff Accounting Bulletin No. 110. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2008, 2007 and 2006.
2008 Compared to 2007
     Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2008	Total	2007	Total	$	%
Software licenses	$41,490	16%	$35,063	16%	$6,427	18%
Subscriptions	14,374	5	10,406	5	3,968	38
Software services	74,997	28	60,283	27	14,714	24
Maintenance	107,458	41	85,411	39	22,047	26
Appraisal services	19,098	7	21,318	10	(2,220)	(10)
Hardware and other	7,684	3	7,315	3	369	5

Total revenues	$265,101	100%	$219,796	100%	$45,305	21%

Software licenses. Software license revenues consist of the following components for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2008	Total	2007	Total	$	%
Financial management and education	$27,323	66%	$24,988	71%	$2,335	9%
Courts and justice	10,128	24	5,987	17	4,141	69
Appraisal and tax and other	4,039	10	4,088	12	(49)	(1)

Total software license revenues	$41,490	100%	$35,063	100%	$6,427	18%

In 2008 we signed 72 material new contracts with average software license fees of approximately $311,000, compared to 86 material new contracts signed in 2007 with average software license fees of approximately $434,000. We consider contracts with a license fee component of $100,000 or more to be material. Average software license fees in 2007 included the impact of one courts and justice statewide contract that contained an unusually large amount of software license fees. Although a contract is signed in a particular year, the year in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Notes to Financial Statements.
Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions for 2008 increased 9% compared to the prior year. Revenue from student information management solutions as well as student transportation management solutions acquired in the last twelve months contributed substantially to the increase. The remaining increase was mainly due to contract arrangements that included more software license revenue than in the past.

•	Software license revenue related to our courts and justice software solutions increased 69% for 2008 compared to the prior year. New statewide contracts in Indiana and New Mexico contributed approximately two-thirds of the increase. The remaining increase was primarily due to an expanded presence in the markets for municipal courts software solutions and public safety software solutions.
Subscriptions. Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New ASP customers and existing customers converting to ASP arrangements provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprises approximately half of our software services revenue in the years presented, increased substantially compared to 2007. This increase was driven in part by increased capacity to deliver backlog following additions to our implementation and support staff since 2007 and due to larger and more complex contracts, which include more programming and project management services. In addition, we acquired a student transportation management solution in January 2008 which contributed approximately $3.9 million to software service revenues in 2008. Excluding the impact of acquisitions, we have added approximately 95 full-time equivalent employees to our financial management and education implementation and training staff since 2007.

•	Software services revenue related to our courts and justice solutions experienced strong increases compared to 2007, reflecting increased capacity to deliver backlog following additions to our implementation and support staff since mid-2007. In addition, increased contract volume for municipal courts software solutions and public safety software solutions also generated higher related services revenue. We have added approximately 12 full-time equivalent employees to our courts and justice implementation and training staff since 2007.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 26% in 2008 compared to 2007. Maintenance and support services grew 16% in 2008, excluding the impact of acquisitions completed in the prior twelve months. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.
Appraisal services. Appraisal services revenue declined 10% in 2008 compared to 2007. The appraisal services business is driven in part by revaluation cycles in various states. In late 2007, we substantially completed several projects related to the Ohio revaluation cycle, which occurs every six years, as well as a few other large contracts. Appraisal revenues for the first six months of 2008 were down 23% compared to the first six months of 2007. In mid-2008 we began a complete reappraisal of real property in Orleans Parish, Louisiana. This contract is valued at approximately $12.0 million and consists of two separate phases expected to be complete by late 2010. As a result of this contract and an overall increase in contract volume, appraisal revenues for the last six months of 2008 increased 4% over the last six months of 2007. In 2009, we expect appraisal revenue to increase over 2008 by a modest amount.

     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	Change
($ in thousands)	2008	revenues	2007	revenues	$	%
Software licenses	$9,224	22%	$7,953	23%	$1,271	16%
Acquired software	1,799	4	2,279	7	(480)	(21)
Software services, maintenance and subscriptions	126,247	64	104,993	67	21,254	20
Appraisal services	12,251	64	14,467	68	(2,216)	(15)
Hardware and other	5,793	75	5,679	78	114	2

Total cost of revenues	$155,314	59%	$135,371	62%	$19,943	15%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented for the following years ended December 31:

Gross margin percentages	2008	2007	Change
Software licenses and acquired software	73.4%	70.8%	2.6%
Software services, maintenance and subscriptions	35.9	32.7	3.2
Appraisal services	35.9	32.1	3.8
Hardware and other	24.6	22.4	2.2

Overall gross margin	41.4%	38.4%	3.0%
Software license. Approximately one-half of our cost of software license revenues is amortization expense for capitalized development costs on certain software products, with third party software costs making up the balance. Once a product is released, we begin to amortize, over the estimated useful life of the product, any capitalized costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
In 2008, our software license gross margin percentage rose compared to the prior year mainly due to strong license fee revenue increases. Because approximately one-half of our cost of software license revenues is comprised of amortization of capitalized development costs, increased license fee revenues inherently result in higher gross margins.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. In 2008, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 215 full-time equivalent employees since 2007 in order to expand our capacity to implement our contract backlog. This increase includes 102 full-time equivalent employees related to acquisitions completed since 2007.
Appraisal services. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion. Our appraisal gross margin for 2008 is higher than the prior year due to cost savings associated with a significant complex reappraisal project.

Our blended gross margin in 2008 was higher than the prior year in large part due to leverage in the utilization of our support and maintenance staff and economies of scale, with resulting increases in gross margin for each revenue category.
     Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2008	revenues	2007	revenues	$	%
Selling, general and administrative expenses	$62,923	24%	$51,724	24%	$11,199	22%
Excluding the impact of acquisitions, our full-time equivalent SG&A employee count increased 9% from 2007.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2008	revenues	2007	revenues	$	%
Research and development expense	$7,286	3%	$4,443	2%	$2,843	64%
Research and development expense mainly consist of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In January 2007, we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. Research and development costs increased over the prior year because the Microsoft Dynamics AX development effort was not fully staffed until mid-2007. In 2008 and 2007, we offset our research and development expense by $1.8 million and $1.6 million, respectively, which were the amounts earned under the terms of our research and development agreement with Microsoft. We amended this agreement in September 2008 to define the scope of reimbursable development through the balance of the project and now expect to offset research and development expense by approximately $850,000 each quarter through the end of 2010. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.
     Non-Cash Legal Settlement Related to Warrants
On June 27, 2008, we settled outstanding litigation related to the Warrants owned by BANA. As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible.

     Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of customer and trade name intangibles is recorded as a non-operating expense. The estimated useful lives of both customer and trade name intangibles are 5 to 25 years. The following table sets forth a comparison of amortization of customer and trade name intangibles for the following years ended December 31:

			Change
($ in thousands)	2008	2007	$	%
Amortization of customer and trade name intangibles	$2,438	$1,478	$960	65%
In 2008, we completed three acquisitions, which increased amortizable customer and trade name intangibles by $12.3 million. This amount will be amortized over approximately 11 years.
Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2009	$2,591
2010	2,591
2011	2,575
2012	2,508
2013	2,365
     Other
Interest income was the main component of other income in both 2008 and 2007. Other income in 2008 also includes non-usage and other fees associated with a credit agreement entered into in October 2008. Interest income in 2008 was $1.1 million compared to $1.8 million in 2007. Interest income declined due to lower invested cash balances and slightly lower interest rates. Our invested cash balances declined due to increased purchases of treasury stock and investments in office buildings and land in 2008.
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($ in thousands)	2008	2007	$	%
Income tax provision	$14,414	$11,079	$3,335	30%

Effective income tax rate	49.2%	38.8%
Our effective income tax rate increased approximately twelve points compared to the prior year due to a non-cash legal settlement related to warrants charge of $9.0 million, which was not deductible. The effective income tax rates were different from the statutory United States federal income tax rate of 35% primarily due to non-cash legal settlement related to warrants charge which was not deductible, as well as state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
Slightly less than half of our stock option awards qualify as an incentive stock option (“ISO”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.

2007 Compared to 2006
     Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2007	Total	2006	Total	$	%
Software licenses	$35,063	16%	$37,247	19%	$(2,184)	(6)%
Subscriptions	10,406	5	7,298	4	3,108	43
Software services	60,283	27	50,861	26	9,422	19
Maintenance	85,411	39	73,413	38	11,998	16
Appraisal services	21,318	10	19,755	10	1,563	8
Hardware and other	7,315	3	6,729	3	586	9

Total revenues	$219,796	100%	$195,303	100%	$24,493	13%

Software licenses. Software license revenues consist of the following components for the following years ended December 31:

		% of		% of	Change
($ in thousands)	2007	Total	2006	Total	$	%
Financial management and education	$24,988	71%	$27,292	73%	$(2,304)	(8)%
Courts and justice	5,987	17	4,756	13	1,231	26
Appraisal and tax and other	4,088	12	5,199	14	(1,111)	(21)

Total software license revenues	$35,063	100%	$37,247	100%	$(2,184)	(6)%

Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions for 2007 decreased 8% compared to the prior year. Over half the decline was due to product mix in 2007 that required less third party software. A portion of the remaining decline was mainly due to a number of customers in 2007 choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Although these customers represented a relatively small percentage of new customers, the size of those contracts was larger than in the prior year. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangement but generate higher overall subscription-based services revenue over the term of the contract.

•	Software license revenue related to our courts and justice software solutions increased 26% for 2007 compared to the prior year. In the fourth quarter of 2007 we recorded software license revenue of approximately $1.3 million from a contract which had been deferred in accordance with the terms of the contract.

•	Appraisal and tax and other software license declined 21% in 2007 compared to the prior year primarily due to the deferral of software license revenue on a customer arrangement pending establishment of a revised timeline for the completion of certain development and implementation services.
Subscriptions. In 2007, new ASP customers provided approximately two-thirds of the subscription revenue increase due to further expansion into existing markets and new markets such as Pennsylvania and Texas.

Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprises approximately half of our software services revenue in the years presented, experienced modest increases in 2007 compared to the prior year due to increased contract volume and additions to implementation and training staff which enabled us to deliver our backlog at a faster rate. Excluding the impact of acquisitions we added approximately 40 people to our financial management and education implementation and training staff during 2007.

•	Software services revenue related to our courts and justice solutions experienced substantial increases in 2007 compared to the prior year, reflecting increased contract volume. We had approximately 34 active Odyssey contracts in 2007 compared to approximately 25 active Odyssey contracts in 2006, primarily due to continued expansion in Texas and Florida and a new contract with Indiana. We added approximately 50 people to our courts and justice implementation and training staff during 2007.

•	Software services revenue related to appraisal and tax and other solutions, which comprise approximately 25% of our software services revenue in the periods presented, had moderate increases for 2007 compared to 2006. The majority of the increase is related to one large appraisal and tax software implementation, which was substantially completed by December 31, 2007.
Maintenance. Maintenance revenues increased over the prior year due to growth in our installed customer base and slightly higher maintenance rates on most of our solutions.
Appraisal services. Appraisal services revenue for 2007 was 8% higher than 2006. The increase was due to activity related to Ohio’s revaluation cycle, which occurs every six years, and a $4.0 million contract with Fulton County, Georgia, which began late in 2006. The Ohio revaluation projects began with smaller counties late in the first quarter of 2006 and expanded to larger counties by the third quarter of 2006. A substantial portion of the Ohio revaluation projects was complete by December 31, 2007.

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

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented for the following years ended December 31:

Gross margin percentages	2007	2006	Change
Software licenses and acquired software	70.8%	69.6%	1.2%
Software services, maintenance and subscriptions	32.7	31.1	1.6
Appraisal services	32.1	31.3	0.8
Hardware and other	22.4	25.6	(3.2)

Overall gross margin	38.4%	38.3%	0.1%
Software license. In 2007, our software license gross margin percentage increased slightly compared to the prior year because our product mix in 2007 included less third party software, which has higher associated costs than proprietary software. The gross margin also benefited from lower amortization expense of software development costs because some products became fully amortized during the first quarter of 2006.
Software services, maintenance and subscription-based services. In 2007, the software services, maintenance and subscription gross margin percentage increased 1.6% over the prior year because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We increased our implementation and support staff by 162 full-time equivalent employees since December 31, 2006. This increase includes 73 additional employees related to acquisitions completed in 2007. The remaining additions were to increase our capacity to train and deliver our contract backlog, particularly for our courts and justice solutions.
Appraisal services. In 2007, higher revenues associated with increased activity on the Ohio revaluation projects contributed to the slight appraisal services gross margin percentage increase.
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
     Other
In 2007 interest income was the main component of other income. Other income in 2006 also includes non-usage and other fees associated with a credit agreement we terminated in January 2007 and gains and losses on risk management liabilities and assets associated with a foreign exchange contract. Interest income in 2007 was $1.8 million compared to $1.4 million in 2006. The increase in interest income was due to higher invested cash balances as the result of positive cash flow in 2007.
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
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2008, we had cash and cash equivalents (including restricted cash equivalents) of $6.8 million and current and non-current investments of $4.6 million, compared to cash and cash equivalents (including restricted cash equivalents) of $14.1 million and short-term investments of $41.6 million at December 31, 2007. As of December 31, 2008, we had outstanding borrowings of $8.0 million and outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts.

The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2008	2007	2006
Cash flows provided by (used by):
Operating activities	$47,802	$34,111	$26,804
Investing activities	(9,554)	(34,275)	(24,326)
Financing activities	(46,128)	(7,406)	(5,999)

Net decrease in cash and cash equivalents	$(7,880)	$(7,570)	$(3,521)

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt and equity securities, and bank borrowings. The capital and credit markets have become more volatile and tight as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. It is possible that our ability to access the capital and credit markets may be limited by these or other factors. Notwithstanding the foregoing, at this time, we believe that cash provided by operating activities, cash on hand and our revolving credit agreement are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for the foreseeable future.
In 2008, operating activities provided net cash of $47.8 million, primarily generated from net income of $14.9 million, non-cash legal settlement related to warrants charge of $9.0 million, non-cash depreciation and amortization charges of $12.6 million, non-cash share-based compensation expense of $3.8 million, and a decrease in net operating assets of $8.5 million. Net operating assets declined mainly due to several advance payments from customers offset somewhat by an increase in annual maintenance billings processed in December.
Our short-term and non-current investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consist of ARS which were sold at par during the period January 1, 2009 through February 20, 2009.
All of our non-current ARS are reflected at estimated fair value in the balance sheet at December 31, 2008. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” However, due to recent events in credit markets beginning during the first quarter of 2008, the auction events for most of these securities failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of December 31, 2008, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our non-current ARS of $387,000, net of related tax effects of $209,000 in 2008, which is included in accumulated other comprehensive loss on our balance sheet. As of December 31, 2008, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $6.8 million, expected operating cash flows and the liquidation of $775,000 of ARS subsequent to the period ending December 31, 2008, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our non-current ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

At December 31, 2008, our days sales outstanding (“DSOs”) were 99 days compared to DSOs of 95 days at December 31, 2007. DSOs are calculated based on accounts receivable (excluding long-term receivables) divided by the quotient of annualized quarterly revenues divided by 360 days. The increase in DSOs is primarily due to an increase in maintenance billings processed in December.
Investing activities used cash of $9.6 million in 2008 compared to $34.3 million in 2007. In 2008, we liquidated $36.4 million of ARS investments for cash at par, and we completed the acquisitions of School Information Systems, Inc., VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster to expand our presence in the education market. The combined purchase price, excluding cash acquired and including transaction costs, was approximately $23.9 million in cash and approximately 196,000 shares of Tyler common stock valued at $2.9 million. In connection with plans to consolidate workforces and support planned long-term growth, we paid $3.3 million, which included $2.1 million for land, for an office development in Lubbock, Texas. We also paid $12.7 million for an office building, land, and a related tenant lease in Yarmouth, Maine. Capital expenditures and acquisitions were funded from cash generated from operations.
Investing activities in 2007 included cash payments of $9.0 million for the acquisitions of EDP Enterprises, Inc., Advanced Data Systems, Inc. and certain other software assets. Other investing activities during 2007 were $22.1 million, net of sales, to purchase ARS investments and $3.7 million in property and equipment. The property and equipment expenditures were related to computer hardware and software and other asset additions to support internal growth. Investing activities in 2006 include cash payments of $12.2 million and 325,000 shares of Tyler common stock for the acquisitions of MazikUSA, Inc. and TACS, Inc. and certain maintenance and support agreements associated with one of our financial solutions. Other investing activities during 2006 were capital expenditures of $4.3 million, including $4.1 million for computer hardware and purchased software for internal use, including a new enterprise-wide customer relationship management system, and other asset additions to support internal growth.
Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and contributions from our employee stock purchase plan. During 2008, we purchased 4.3 million shares of our common stock for an aggregate purchase price of $59.0 million. Common stock purchases were funded primarily from cash from operations as well as borrowings of $8.0 million under a revolving bank credit agreement entered into in late October. At December 31, 2008, we had authorization to repurchase up to 1.5 million additional shares of Tyler common stock.
During 2007, we purchased approximately 1.3 million shares of our common stock for an aggregate purchase price of $16.2 million ($14.1 million in cash and $2.1 million in accrued liabilities at December 31, 2007.) In 2006 we purchased approximately 1.0 million shares of our common stock for an aggregate cash purchase price of $10.5 million.
In 2008 we received $1.8 million from the exercise of options to purchase approximately 379,000 shares of our common stock under our employee stock option plan. During 2007, we received $3.6 million from the exercise of options to purchase approximately 878,000 shares of our common stock under our employee stock option plan and during 2006 we issued 623,000 shares of common stock and received $2.9 million in aggregate proceeds upon exercise of stock options. In 2008 we received $1.2 million from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). In 2007 and 2006, we received $1.2 million and $1.0 million, respectively, from contributions to the ESPP.
Subsequent to December 31, 2008 and through February 20, 2009 we purchased approximately 419,000 shares of our common stock for an aggregate cash purchase price of $5.1 million.
On October 20, 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement. The Credit Facility matures October 19, 2009 and provides for total borrowings of up to $25.0 million and a $6.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit. Borrowings under the Credit Facility bear interest at a rate of either LIBOR plus 1% or prime rate minus 1.5%. As of December 31, 2008, our effective interest rate was 1.47% under the Credit Facility. The effective average interest rate for borrowings during the period October 20 through December 31, 2008 was 2.1%. The Credit Facility is secured by substantially all of our personal property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and the limits incurrence of additional indebtedness and liens. We expect borrowings to fund discretionary purchases of our common stock or fund acquisitions and these covenants are not expected to impact our financial condition or operating performance. As of December 31, 2008, we were in compliance with those covenants.
As of December 31, 2008, we had outstanding borrowings of $8.0 million and unused available borrowing capacity of $17.0 million under the Credit Facility. In addition, as of December 31, 2008, our bank had issued outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances invested in a certificate of deposit. These letters of credit expire through mid-2009.
Excluding acquisitions, we anticipate that 2009 capital spending will be between $14.0 million and $16.0 million. Approximately $11.0 million of these expenditures will be incurred to complete the construction of an office development in Lubbock, Texas. The remainder of our 2009 expenditures are primarily related to computer equipment and software for infrastructure expansions. We currently do not expect to capitalize significant amounts related to software development in 2009, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2009 is expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2013. Most leases contain renewal options and some contain purchase options. Following are the future obligations under non-cancelable leases at December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Future rental payments under operating leases	$5,931	$4,489	$3,271	$2,153	$567	$—	$16,411
As of December 31, 2008, we do not have any off-balance sheet arrangements, guarantees to third parties or material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2008, our capitalization consisted of $8.0 million of short-term debt and $114.3 of shareholders’ equity.
NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board issued SFAS No. 141R “Business Combinations.” SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 141 R is not expected to have a material impact on our consolidated financial statements or related disclosures.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP No. 142-3 is not expected to have a material impact on our financial statements or related disclosures.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. Our short-term and non-current investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consist of ARS which were sold at par during the period January 1, 2009 through February 20, 2009.
All of our non-current ARS are reflected at estimated fair value in the balance sheet at December 31, 2008. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” However, due to

recent events in credit markets beginning during the first quarter of 2008, the auction events for most of these securities failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of December 31, 2008, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our non-current ARS of $387,000, net of related tax effects of $209,000 in 2008, which is included in accumulated other comprehensive loss on our balance sheet. As of December 31, 2008, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $6.8 million, expected operating cash flows and the liquidation of $775,000 of ARS subsequent to the period ending December 31, 2008, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our non-current ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, Tyler’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on management’s assessment of Tyler’s internal control over financial reporting appears on page F-2 hereof.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Headings in Proxy Statement

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	“Tyler Management” and “Corporate Governance Principles and Board Matters”

ITEM 11.	EXECUTIVE COMPENSATION.	“Executive Compensation”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	“Executive Compensation ” and “Certain Relationships and Related Transactions”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2009” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     The following documents are filed as part of this Annual Report:

(a)(1)	The financial statements are filed as part of this Annual Report.
(2)	Financial statement schedules:

There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit
Number	Description

3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

4.2	Second Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated October 20, 2008 (filed as Exhibit 4.1 to our Form 10-Q for the three months ended September 30, 2008 and incorporated by reference herein).

4.3	Second Amended and Restated Pledge and Security Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated October 20, 2008 (filed as Exhibit 4.2 to our Form 10-Q for the three months ended September 30, 2008 and incorporated by reference herein).

*4.4	First Amendment to Second Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated January 30, 2009.

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated by reference herein).

10.3	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated February 26, 2008 (filed as Exhibit 10.5 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.4	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated February 26, 2008 (filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller, dated February 26, 2008 (filed as Exhibit 10.7 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated February 26, 2008 (filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.7	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*	Filed herewith.
A copy of each exhibit may be obtained at a price of 15 cents per page, with a $10.00 minimum order, by writing Investor Relations, 5949 Sherry Lane, Suite 1400, Dallas, Texas, 75225.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 25, 2009	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2009	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President Director (principal executive officer)

Date: February 25, 2009	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 25, 2009	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: February 25, 2009	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer (principal accounting officer)

Date: February 25, 2009	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 25, 2009	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 25, 2009	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 25, 2009	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 25, 2009	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited the accompanying balance sheets of Tyler Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Managements’ Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Tyler Technologies, Inc. as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
February 25, 2009

Tyler Technologies, Inc.
Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2008	2007	2006
Revenues:
Software licenses	$41,490	$35,063	$37,247
Subscriptions	14,374	10,406	7,298
Software services	74,997	60,283	50,861
Maintenance	107,458	85,411	73,413
Appraisal services	19,098	21,318	19,755
Hardware and other	7,684	7,315	6,729

Total revenues	265,101	219,796	195,303

Cost of revenues:
Software licenses	9,224	7,953	9,968
Acquired software	1,799	2,279	1,360
Software services, maintenance and subscriptions	126,247	104,993	90,601
Appraisal services	12,251	14,467	13,563
Hardware and other	5,793	5,679	5,007

Total cost of revenues	155,314	135,371	120,499

Gross profit	109,787	84,425	74,804

Selling, general and administrative expenses	62,923	51,724	48,389
Research and development expense	7,286	4,443	3,322
Amortization of customer and trade name intangibles	2,438	1,478	1,318
Non-cash legal settlement related to warrants	9,045	—	—

Operating income	28,095	26,780	21,775

Other income, net	1,181	1,800	1,080

Income before income taxes	29,276	28,580	22,855
Income tax provision	14,414	11,079	8,493

Net income	$14,862	$17,501	$14,362

Earnings per common share:
Basic	$0.39	$0.45	$0.37

Diluted	$0.38	$0.42	$0.34

Basic weighted average common shares outstanding	37,714	38,735	38,817
Diluted weighted average common shares outstanding	39,184	41,352	41,868
See accompanying notes.

Tyler Technologies, Inc.
Balance Sheets
December 31
In thousands, except share and per share amounts

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,762	$9,642
Restricted cash equivalents	5,082	4,462
Short-term investments available-for-sale	775	41,590
Accounts receivable (less allowance for losses of $2,115 in 2008 and $1,851 in 2007)	76,989	63,965
Prepaid expenses	8,602	7,726
Other current assets	1,444	1,324
Deferred income taxes	2,570	2,355

Total current assets	97,224	131,064

Accounts receivable, long-term portion	197	398
Property and equipment, net	26,522	9,826
Non-current investments available-for-sale	3,779	—

Other assets:
Goodwill	88,791	71,677
Customer related intangibles, net	27,438	17,706
Software, net	5,112	9,588
Other intangibles, net	2,471	1,074
Sundry	227	175

	$251,761	$241,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,617	$3,323
Accrued liabilities	22,913	18,905
Short-term obligation	8,000	—
Deferred revenue	95,773	73,714
Income taxes payable	166	632

Total current liabilities	129,469	96,574

Deferred income taxes	8,030	7,723

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized,none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized;48,147,969 shares issued in 2008 and 2007	481	481
Additional paid-in capital	151,245	149,568
Accumulated other comprehensive loss, net of tax	(387)	—
Retained earnings	50,494	35,632
Treasury stock, at cost; 12,333,549 and 9,528,467 shares in 2008 and 2007, respectively	(87,571)	(48,470)

Total shareholders’ equity	114,262	137,211

	$251,761	$241,508

See accompanying notes.

Tyler Technologies, Inc.
Statements of Shareholders’ Equity
For the years ended December 31, 2008, 2007 and 2006
In thousands

				Accumulated
			Additional	Other				Total
	Common		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at December 31, 2005	48,148	$481	$151,515	$—	$3,769	(9,273)	$(43,568)	$112,197
Comprehensive income:
Net income	—	—	—	—	14,362	—	—	14,362
Unrealized loss on investment securities, net of tax	—	—	—	(10)	—	—	—	(10)

Total comprehensive income								14,352

Issuance of shares pursuant to stock compensation plan	—	—	(3,158)	—	—	623	6,074	2,916
Stock compensation	—	—	1,960	—	—	—	—	1,960
Treasury stock purchases	—	—	—	—	—	(1,033)	(10,531)	(10,531)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	22	—	—	102	918	940
Federal income tax benefit related to exercise of stock options	—	—	1,150	—	—	—	—	1,150
Issuance of shares for acquisitions	—	—	138	—	—	325	2,753	2,891

Balance at December 31, 2006	48,148	481	151,627	(10)	18,131	(9,256)	(44,354)	125,875
Comprehensive income:
Net income	—	—	—	—	17,501	—	—	17,501
Unrealized gain on investment securities, net of tax	—	—	—	10	—	—	—	10

Total comprehensive income								17,511

Issuance of shares pursuant to stock compensation plan	—	—	(7,339)	—	—	878	10,928	3,589
Stock compensation	—	—	2,365	—	—	—	—	2,365
Treasury stock purchases	—	—	—	—	—	(1,250)	(16,163)	(16,163)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(2)	—	—	100	1,119	1,117
Federal income tax benefit related to exercise of stock options	—	—	2,917	—	—	—	—	2,917

Balance at December 31, 2007	48,148	481	149,568	—	35,632	(9,528)	(48,470)	137,211
Comprehensive income:
Net income	—	—	—	—	14,862	—	—	14,862
Unrealized loss on investment securities, net of tax	—	—	—	(387)	—	—	—	(387)

Total comprehensive income								14,475

Issuance of shares pursuant to stock compensation plan	—	—	(3,495)	—	—	379	5,310	1,815
Stock compensation	—	—	3,820	—	—	—	—	3,820
Treasury stock purchases	—	—	—	—	—	(4,283)	(58,984)	(58,984)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(186)	—	—	101	1,376	1,190
Federal income tax benefit related to exercise of stock options	—	—	822	—	—	—	—	822
Issuance of shares in connection with with legal settlement	—	—	455	—	—	802	10,595	11,050
Issuance of shares for acquisitions	—	—	261	—	—	196	2,602	2,863

Balance at December 31, 2008	48,148	$481	$151,245	$(387)	$50,494	(12,333)	$(87,571)	$114,262

See accompanying notes.

Tyler Technologies, Inc.
Statements of Cash Flows
For the years ended December 31
In thousands

	2008	2007	2006
Cash flows from operating activities:
Net income	$14,862	$17,501	$14,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,611	11,211	10,102
Non-cash legal settlement related to warrants	9,045	—	—
Share-based compensation expense	3,820	2,365	1,960
Purchased in-process research and development charge	—	—	140
Non-cash interest and other charges	—	—	220
Provision for losses – accounts receivable	1,764	753	2,077
Excess tax benefit from exercises of share-based arrangements	(666)	(1,891)	(614)
Deferred income tax benefit	(2,151)	(1,598)	(2,520)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(11,853)	(1,575)	(10,400)
Income tax payable	827	3,919	536
Prepaid expenses and other current assets	(338)	(304)	(1,496)
Accounts payable	(870)	(1,955)	1,626
Accrued liabilities	3,420	(1,619)	972
Deferred revenue	17,331	7,304	9,839

Net cash provided by operating activities	47,802	34,111	26,804

Cash flows from investing activities:
Proceeds from sales of investments	45,065	45,480	19,016
Purchases of investments	(8,625)	(67,545)	(26,825)
Cost of acquisitions, net of cash acquired	(23,868)	(9,005)	(12,237)
Additions to property and equipment	(20,143)	(3,678)	(4,088)
Investment in software development costs	—	(167)	(236)
Acquired lease	(1,387)	—	—
(Increase) decrease in restricted investments	(620)	500	38
Decrease in other	24	140	6

Net cash used by investing activities	(9,554)	(34,275)	(24,326)

Cash flows from financing activities:
Purchase of treasury shares	(59,847)	(14,037)	(10,531)
Net borrowings on revolving credit facility	8,000	—	—
Contributions from employee stock purchase plan	1,233	1,151	1,002
Proceeds from exercise of stock options	1,815	3,589	2,916
Excess tax benefits from exercise of share-based arrangements	666	1,891	614
Warrant exercise in connection with legal settlement	2,005	—	—

Net cash used by financing activities	(46,128)	(7,406)	(5,999)

Net decrease in cash and cash equivalents	(7,880)	(7,570)	(3,521)
Cash and cash equivalents at beginning of year	9,642	17,212	20,733

Cash and cash equivalents at end of year	$1,762	$9,642	$17,212

See accompanying notes

Tyler Technologies, Inc.
Notes to Financial Statements
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
Tyler’s business is subject to risks and uncertainties including dependence on IT spending by customers, general economic conditions, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on principal products and third-party technology and rapid technological change. In addition, our products are complex and we run the risk of errors or defects with new product introductions or enhancements.
CASH AND CASH EQUIVALENTS
Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less are classified as cash and cash equivalents, which primarily consist of money market funds. Cash and cash equivalents are stated at cost, which approximates market value.
We maintain a $6.0 million Letter of Credit facility under which the bank issues cash collateralized letters of credit. As of December 31, 2008, approximately $5.1 million of our cash equivalents are restricted and designated as collateral for our letters of credit issued in connection with our surety bond program. These letters of credit expire through mid 2009.
INVESTMENTS
Investments consist of auction rate municipal securities. These investments are classified as available-for-sale securities and are stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. The cost basis of securities sold is determined using the average cost method. We account for the transactions as “Proceeds from sales of investments” for the security relinquished, and a “Purchase of investments” for the security purchased, in the accompanying Statement of Cash Flows.
REVENUE RECOGNITION
Software Arrangements:
We earn revenue from software licenses, subscriptions, software services, post-contract customer support (“PCS” or “maintenance”), and hardware. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. We provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each.
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
For ASP and other hosting arrangements, we evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by Emerging Issues Task Force (“EITF”) No. 00-21, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of EITF No. 00-03, “Application of SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware” on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, hosting fees are recognized on a monthly basis over the term of the contract commencing when the customer has access to the software. For professional services associated with hosting arrangements that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
Allocation of Revenue in Statement of Operations
In our statements of operations, we allocate revenue to software licenses, software services, maintenance and hardware and other based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, revenue is first allocated to any undelivered elements for which VSOE of fair value has been established. We then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.
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
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportionate performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense and valuation allowance for receivables. Actual results could differ from estimates.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development costs of $7.3 million during 2008, $4.4 million during 2007 and $3.3 million during 2006. In 2008 and 2007, we reduced our research and development expense by approximately $1.8 million and $1.6 million, respectively, which was the amount earned under the terms of our strategic alliance with a development partner.

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
SHARE-BASED COMPENSATION
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to five years of continuous service from the date of grant and have a contractual term of ten years. We account for share-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” See Note 10 – “Share-Based Compensation” for further information.
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
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment annually as of April, or more frequently if impairment indicators arise. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In the implementation of SFAS No. 142, we identified two reporting units for impairment testing. The appraisal services and appraisal software stand-alone business unit qualified as a reporting unit since it is one level below an operating segment, discrete financial information exists for the business unit and the executive management group directly reviews this business unit. The other software business units were aggregated into the other single reporting unit. The appraisal services and appraisal software stand-alone business unit is organized in such a manner that both of its revenue sources are tightly integrated with each other and discrete financial information at the operating profit level does not exist for this business unit’s respective revenue sources. There have been no significant impairments of goodwill or other intangibles.
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

COSTS OF COMPUTER SOFTWARE
Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We did not capitalize any software development costs in 2008. We capitalized software development costs of approximately $167,000 during 2007, and $236,000 during 2006. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $4.7 million in 2008, $4.6 million in 2007, and $5.1 million in 2006 and is included in cost of software license revenue in the accompanying statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations, deferred revenues and certain other assets at cost approximate fair value because of the short maturity of these instruments. In accordance with SFAS No. 157 “Fair Value Measurements,” our investments available-for-sale are recorded at fair value as of December 31, 2008 based upon the level of judgment associated with the inputs used to measure their fair value. See Note 3 – “Fair Value of Financial Instruments” for further information.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2008.
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

	Years ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,851	$2,971	$1,991
Provisions for losses — accounts receivable	1,764	753	2,077
Collection of accounts previously written off	10	—	11
Deductions for accounts charged off or credits issued	(1,510)	(1,873)	(1,108)

Balance at end of year	$2,115	$1,851	$2,971

The termination clauses in most of our contracts provide for the payment for the fair value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in a few cases, as long as five years in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportionate performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs shortly thereafter and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; and (4) in a limited number of cases, we may grant extended payment terms generally to existing customers with whom we have a long-term relationship and favorable collection history. In addition, certain of our property appraisal outsourcing contracts are required by law to have an amount withheld from a progress billing (generally a 10% retention) until final and satisfactory project completion is achieved, typically upon the completion of fieldwork or formal hearings.
In connection with this activity, we have recorded unbilled receivables of $13.7 million and $11.2 million at December 31, 2008 and 2007, respectively. We also have recorded retention receivable of $1.5 million and $3.9 million at December 31, 2008 and 2007, respectively, and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been classified as accounts receivable, long-term portion in the accompanying balance sheets.
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
NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R “Business Combinations.” SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 141 R is not expected to have a material impact on our financial statements or related disclosures.
In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP No. 142-3 is not expected to have a material impact on our financial statements or related disclosures.
(2) ACQUISITIONS
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
Our balance sheet as of December 31, 2008 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. In connection with these three transactions we acquired total tangible assets of approximately $3.5 million and assumed total liabilities of approximately $8.2 million. We recorded goodwill of $17.1 million, $7.8 million of which is expected to be deductible for tax purposes, and other intangible assets of $14.3 million. The $14.3 million of intangible assets is attributable to acquired software, customer relationships and trade name that will be amortized over a weighted average period of approximately 10 years.
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
(3) FAIR VALUE OF FINANCIAL INSTRUMENTS
In 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 does not establish requirements for any new fair value measurements, but it does apply to existing accounting pronouncements in which fair value measurements are already required. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the principles of SFAS No. 157 as of January 1, 2008, for financial instruments.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritize the inputs used in measuring fair value. These tiers include the following:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
As of December 31, 2008 we held certain items that are required to be measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at December 31, 2008:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,844	$6,844	$—	$—
Short-term investments available-for-sale	775	775	—	—
Non-current investments available-for-sale	3,779	—	—	3,779

	$11,398	$7,619	$—	$3,779

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consists of ARS which were sold at par during the period January 1, 2009 through February 20, 2009.

All of our non-current ARS are reflected at estimated fair value in the balance sheet at December 31, 2008. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under SFAS No. 157. However, due to recent events in credit markets beginning during the first quarter of 2008, the auction events for most of these securities failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our non-current ARS of $387,000, net of related tax effects of $209,000 in 2008, which is included in accumulated other comprehensive loss on our balance sheet. As of December 31, 2008 we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $6.8 million, expected operating cash flows and the liquidation of $775,000 of ARS subsequent to the period ending December 31, 2008, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our non-current ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the year ended December 31, 2008:

Balance as of December 31, 2007	$—
Transfers into level 3	5,150
Transfers out of level 3	(775)
Unrealized losses included in accumulated other comprehensive loss	(596)

Balance as of December 31, 2008	$3,779

(4) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful
	Lives
	(years)	2008	2007
Land	—	$3,349	$179
Computer equipment and purchased software	3-5	19,553	18,502
Furniture and fixtures	5	5,103	4,625
Building and leasehold improvements	5-35	16,248	4,099
Transportation equipment	5	266	279

		44,519	27,684
Accumulated depreciation and amortization		(17,997)	(17,858)

Property and equipment, net		$26,522	$9,826

Depreciation expense was $3.5 million during 2008, $2.8 million during 2007, and $2.4 million during 2006.
We purchased an office building in Yarmouth, Maine in mid-2008 which is leased to third-party tenants. These leases expire between 2011 and 2013 and are expected to provide rental income of approximately $1.3 million during both 2009 and 2010, $877,000 during 2011, $406,000 during 2012 and $169,000 during 2013. Upon expiration of these agreements we expect to begin occupying the facility. Rental income associated with these leases in 2008 was $662,000 and was included as a reduction of selling, general and administrative expenses.
(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consists of the following at December 31:

	2008	2007
Gross carrying amount of acquisition intangibles:
Goodwill	$88,791	$71,677
Customer related intangibles	38,887	26,858
Software acquired	22,143	20,093
Trade name	1,971	1,681
Lease acquired	1,387	—
	153,179	120,309
Accumulated amortization	(30,825)	(26,450)

Acquisition intangibles, net	$122,354	$93,859

Post acquisition software development costs	$36,701	$36,701
Accumulated amortization	(35,243)	(30,515)

Post acquisition software costs, net	$1,458	$6,186

Total amortization expense for acquisition related intangibles and post acquisition software development costs was $9.1 million during 2008, $8.4 million during 2007, and $7.7 million during 2006.
The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2008			December 31, 2007
		Weighted			Weighted
	Gross	Average		Gross	Average
	Carrying	Amortization	Accumulated	Carrying	Amortization	Accumulated
	Amount	Period	Amortization	Amount	Period	Amortization
Non-amortizable intangibles:
Goodwill	$88,791	—	$—	$71,677	—	$—
Amortizable intangibles:
Customer related intangibles	38,887	18 years	11,449	26,858	21 years	9,152
Software acquired	22,143	5 years	18,489	20,093	5 years	16,691
Trade name	1,971	19 years	749	1,681	21 years	607
Lease acquired	1,387	5 years	138	—	—	—

The changes in the carrying amount of goodwill for the two years ended December 31, 2008 are as follows:

Balance as of December 31, 2006	$66,127
Goodwill acquired during the year related to the purchase of ADS	2,240
Goodwill acquired during the year related to the purchase of EDP	3,187
Other	123

Balance as of December 31, 2007	71,677

Goodwill acquired during the year related to the purchase of VersaTrans	9,278
Goodwill acquired during the year related to the purchase of SIS	6,351
Goodwill acquired during the year related to the purchase of Schoolmaster	1,475
Other	10

Balance as of December 31, 2008	$88,791

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues and acquired leases for which amortization expense is recorded as selling, general and administrative expenses, is as follows:

Years ending December 31,
2009	$4,093
2010	4,093
2011	3,510
2012	3,228
2013	2,679
(6) ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2008	2007
Accrued wages, bonuses and commissions	$13,908	$10,029
Other accrued liabilities	4,474	3,744
Accrued treasury stock purchases	1,263	2,126
Accrued health claims	1,921	1,806

Accrued third party contract costs	1,347	1,200

	$22,913	$18,905

(7) SHORT-TERM OBLIGATION
On October 20, 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement. The Credit Facility matures October 19, 2009 and provides for total borrowings of up to $25.0 million and a $6.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit. Borrowings under the Credit Facility bear interest at a rate of either LIBOR plus 1% or prime rate minus 1.5%. As of December 31, 2008, our effective interest rate was 1.47% under the Credit Facility. The effective average interest rate for borrowings during the period October 20 through December 31, 2008 was 2.1%. The Credit Facility is secured by substantially all of our personal property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and limits incurrence of additional indebtedness and liens. As of December 31, 2008, we were in compliance with those covenants.
As of December 31, 2008, we had outstanding borrowings of $8.0 million and unused available borrowing capacity of $17.0 million under the Credit Facility. In addition, as of December 31, 2008, our bank had issued outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances invested in a certificate of deposit and expire through mid-2009. The carrying amount of the Credit Facility approximates fair value due to the short-term nature of the instrument.
(8) INCOME TAX
The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$14,320	$10,593	$9,701
State	2,245	2,084	1,312

	16,565	12,677	11,013
Deferred	(2,151)	(1,598)	(2,520)

	$14,414	$11,079	$8,493

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2008	2007	2006
Income tax expense at statutory rate	$10,247	$10,003	$7,999
State income tax, net of federal income tax benefit	1,089	1,321	430
Non-deductible business expenses	3,988	608	518
Qualified manufacturing activities	(700)	(490)	(263)
Other, net	(210)	(363)	(191)

	$14,414	$11,079	$8,493

In 2008, non-deductible business expenses include the impact of a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible. See Note 14 — “Commitments and Contingencies” for more information.
Slightly less than half of our unvested stock option awards qualify as an incentive stock option (“ISO”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.
The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2008	2007
Deferred income tax assets:
Operating expenses not currently deductible	$1,466	$1,502
Employee benefit plans	2,528	1,687
Capital loss carryforward	221	—
Property and equipment	203	114

Total deferred income tax assets	4,418	3,303

Deferred income tax liabilities:
Intangible assets	(9,697)	(8,504)
Other	(181)	(167)

Total deferred income tax liabilities	(9,878)	(8,671)

Net deferred income tax liabilities	$(5,460)	$(5,368)

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2008 and 2007 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
No reserves for uncertain income tax positions have been recorded pursuant to Financial Standards Accounting Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.”
We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2006 and are no longer subject to state and local income tax examinations by tax authorities for the years before 2004.
We paid income taxes, net of refunds received, of $15.7 million in 2008, $8.7 million in 2007, and $10.4 million in 2006.
(9) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	(4,283)	$(58,984)	(1,250)	$(16,163)	(1,033)	$(10,531)
Stock option exercises	379	1,815	878	3,589	623	2,916
Employee stock plan purchases	101	1,190	100	1,117	102	940
Shares issued for acquisitions	196	2,863	—	—	325	2,891
Shares issued in connection with legal settlement	802	11,050	—	—	—	—
Subsequent to December 31, 2008 and through February 20, 2009, we repurchased 419,000 shares for an aggregate purchase price of $5.1 million. As of February 20, 2009 we had authorization from our board of directors to repurchase up to 1.1 million additional shares of our common stock.
On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants owned by Bank of America, N. A. (“BANA”). In July 2008, as a result of this settlement, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. See Note 14 — “Commitments and Contingencies” for further information.
(10) SHARE-BASED COMPENSATION
Share-Based Compensation Plan
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to five years of continuous service from the date of grant and have a contractual term of ten years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. We account for share-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”
As of December 31, 2008, there were 996,000 shares available for future grants under the plan from the 11.0 million shares previously approved by the stockholders.
Determining Fair Value Under SFAS No. 123R
Valuation and Amortization Method. We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. In

December 2007, Staff Accounting Bulletin (“SAB”) No. 110 was issued which extends the use of the “simplified” method for those companies that conclude that it is not reasonable to base its estimate of expected life of options on its historical share option exercise experience. We have used the “simplified” method to estimate expected life since adopting SFAS No. 123R due to insufficient historical exercise data. In the late 1990s we made significant changes to our business and growth strategy and as a result our current optionee group has not been in place long enough to generate sufficient historical data to estimate the expected period of time an option award would be expected to be outstanding.
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
The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2008	2007	2006
Expected life (in years)	6.5	6.5	6
Expected volatility	40.9%	42.6%	45.0%
Risk-free interest rate	3.5%	4.5%	4.9%
Expected forfeiture rate	3%	3%	3%
Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R which is recorded in the statement of operations:

	Years ended December 31,
	2008	2007	2006
Cost of software services, maintenance and subscriptions	$364	$227	$147
Selling, general and administrative expense	3,456	2,138	1,813

Total share-based compensation expense	3,820	2,365	1,960
Tax benefit	(846)	(451)	(336)

Net decrease in net income	$2,974	$1,914	$1,624

     Stock Option Activity
Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic
	Shares	Price Exercise	(Years)	Value
Outstanding at December 31, 2005	4,608	$4.99
Granted	237	10.76
Exercised	(623)	4.68
Forfeited	(127)	6.42
Expired	(8)	5.21

Outstanding at December 31, 2006	4,087	5.32
Granted	773	13.42
Exercised	(878)	4.09
Forfeited	(10)	8.29

Outstanding at December 31, 2007	3,972	7.16
Granted	1,750	14.38
Exercised	(379)	4.79
Forfeited	(34)	10.82

Outstanding at December 31, 2008	5,309	9.69	7	$17,474
Exercisable at December 31, 2008	2,463	$5.71	5	$15,656
As of December 31, 2008, we had unvested options to purchase 2.8 million shares with a weighted average grant date fair value of $6.28. As of December 31, 2008, we had $14.3 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 3.9 years.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2008	2007	2006
Weighted average grant-date fair value of stock options granted	$6.73	$6.69	$6.13
Total fair value of stock options vested	2,600	1,710	1,757
Total intrinsic value of stock options exercised	3,929	8,793	4,227
     Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2008, there were 446,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(11) EARNINGS PER SHARE
Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2008	2007	2006
Numerator for basic and diluted earnings per share
Net income	$14,862	$17,501	$14,362
Denominator:
Weighted-average basic common shares outstanding	37,714	38,735	38,817
Assumed conversion of dilutive securities:
Stock options	1,470	1,715	1,799
Warrants	—	902	1,252

Potentially dilutive common shares	1,470	2,617	3,051

Denominator for diluted earnings per share – Adjusted weighted-average shares	39,184	41,352	41,868

Earnings per common share:
Basic	$0.39	$0.45	$0.37

Diluted	$0.38	$0.42	$0.34

Stock options representing the right to purchase common stock of 1.6 million shares in 2008, 128,000 shares in 2007, and 13,000 shares in 2006, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
(12) LEASES
We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have an office facility lease agreement with a shareholder. Most of our leases are noncancelable operating lease agreements and they expire at various dates through 2013. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $5.9 million in 2008, and $4.9 million in both 2007 and 2006, which included rent expense associated with related party lease agreements of $1.8 million in both 2008 and in 2007, and $1.7 million in 2006.
Future minimum lease payments under all noncancelable leases at December 31, 2008 are as follows:

Years ending December 31,
2009	$5,931
2010	4,489
2011	3,271
2012	2,153
2013	567
Thereafter	—

$16,411

Included in future minimum lease payments are noncancelable payments due to related parties of $1.7 million in 2009, $579,000 in 2010 and none thereafter.
(13) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 2.5% of an employee’s compensation to the plan. We made contributions to the plan and charged operations $2.0 million during 2008, $1.7 million during 2007, and $1.6 million during 2006.

(14) COMMITMENTS AND CONTINGENCIES
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act; therefore, the petition alleges that we failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
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
Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, as a result of the settlement, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible.
Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(15) QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table contains selected financial information from unaudited statements of operations for each quarter of 2008 and 2007.

	Quarters Ended
	2008				2007
	Dec. 31	Sept. 30	June 30(A)	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$69,544	$68,637	$67,569	$59,351	$60,420	$54,932	$54,112	$50,332
Gross profit	28,945	29,950	29,089	21,803	24,436	21,630	20,337	18,022
Income before income taxes	9,845	12,335	2,026	5,070	10,128	8,369	6,160	3,923
Net income	5,131	6,359	246	3,126	6,190	5,160	3,750	2,401
Earnings per diluted share	0.14	0.16	0.01	0.08	0.15	0.12	0.09	0.06

Shares used in computing diluted earnings per share	37,604	40,019	39,633	39,527	40,358	41,395	41,448	42,066

(A)	On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”). As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which is not tax deductible, during the three months ended June 30, 2008.