Form 10-Q
period 2009-03-31
TYLER TECHNOLOGIES INC
filed 2009-04-28
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on April 23, 2009 was 35,290,763.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenues:
Software licenses	$10,756	$8,369
Subscriptions	3,976	3,265
Software services	19,232	16,525
Maintenance	29,138	24,849
Appraisal services	4,892	4,582
Hardware and other	1,571	1,761

Total revenues	69,565	59,351

Cost of revenues:
Software licenses	1,276	2,203
Acquired software	315	436
Software services, maintenance and subscriptions	33,087	30,444
Appraisal services	3,363	3,167
Hardware and other	1,232	1,298

Total cost of revenues	39,273	37,548

Gross profit	30,292	21,803

Selling, general and administrative expenses	17,410	14,752
Research and development expense	2,235	1,816
Amortization of customer and trade name intangibles	672	567

Operating income	9,975	4,668

Other (expense) income, net	(14)	402

Income before income taxes	9,961	5,070
Income tax provision	3,955	1,944

Net income	$6,006	$3,126

Earnings per common share:
Basic	$0.17	$0.08

Diluted	$0.16	$0.08

Basic weighted average common shares outstanding	35,497	38,020
Diluted weighted average common shares outstanding	36,747	39,527
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,311	$1,762
Restricted cash equivalents	5,082	5,082
Short-term investments available-for-sale	—	775
Accounts receivable (less allowance for losses of $2,281 in 2009 and $2,115 in 2008)	65,596	76,989
Prepaid expenses	8,597	8,602
Other current assets	1,551	1,444
Deferred income taxes	2,586	2,570

Total current assets	85,723	97,224

Accounts receivable, long-term portion	292	197
Property and equipment, net	27,874	26,522
Non-current investments available-for-sale	3,733	3,779

Other assets:
Goodwill	88,791	88,791
Customer related intangibles, net	26,805	27,438
Software, net	5,176	5,112
Other intangibles, net	2,366	2,471
Sundry	241	227

	$241,001	$251,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,444	$2,617
Accrued liabilities	18,536	22,913
Short-term revolving line of credit	7,500	8,000
Deferred revenue	87,042	95,773
Income taxes payable	2,755	166

Total current liabilities	119,277	129,469

Deferred income taxes	8,030	8,030

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2009 and 2008	481	481
Additional paid-in capital	151,601	151,245
Accumulated other comprehensive loss, net of tax	(417)	(387)
Retained earnings	56,500	50,494
Treasury stock, at cost; 12,885,539 and 12,333,549 shares in 2009 and 2008, respectively	(94,471)	(87,571)

Total shareholders’ equity	113,694	114,262

	$241,001	$251,761

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,006	$3,126
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,332	2,936
Share-based compensation expense	1,127	716
Excess tax benefit from exercises of share-based arrangements	(148)	(42)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	11,298	5,607
Income tax payable	2,830	782
Prepaid expenses and other current assets	(162)	(478)
Accounts payable	827	912
Accrued liabilities	(3,173)	(1,847)
Deferred revenue	(8,731)	6,056

Net cash provided by operating activities	12,206	17,768

Cash flows from investing activities:
Proceeds from sale of investments	775	42,265
Purchases of investments	—	(8,625)
Cost of acquisitions, net of cash acquired	(525)	(13,864)
Additions to property and equipment	(2,333)	(891)
Increase in restricted investments	—	(620)
Increase in other	(6)	(400)

Net cash (used) provided by investing activities	(2,089)	17,865

Cash flows from financing activities:
Purchase of treasury shares	(10,096)	(12,646)
Net payments on revolving line of credit	(500)	—
Contributions from employee stock purchase plan	322	256
Proceeds from exercise of stock options	558	164
Excess tax benefit from exercises of share-based arrangements	148	42

Net cash used by financing activities	(9,568)	(12,184)

Net increase in cash and cash equivalents	549	23,449
Cash and cash equivalents at beginning of period	1,762	9,642

Cash and cash equivalents at end of period	$2,311	$33,091

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2009 and December 31, 2008 and operating result amounts are for the three months ended March 31, 2009 and 2008, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2008. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
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
Allocation of Revenue in Statement of Income
In our statements of income, we allocate revenue to software licenses, software services, maintenance and hardware and other based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, revenue is first allocated to any undelivered elements for which VSOE of fair value has been established. We then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.
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
(3) Financial Instruments
Assets recorded at fair value in the balance sheet as of March 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2009:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,393	$7,393	$—	$—
Non-current investments available-for-sale	3,733	—	—	3,733

Total	$11,126	$7,393	$—	$3,733

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities.
All of our ARS are reflected at estimated fair value in the balance sheet at March 31, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under SFAS No. 157. However, due to the current financial market crisis the auction events for most of these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our ARS of $30,000, net of related tax effects of $16,000 in the three months ended March 31, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of March 31, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $7.4 million and expected operating cash flows we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the three months ended March 31, 2009:

Balance as of December 31, 2008	$3,779
Transfers into level 3	—
Transfers out of level 3	—
Unrealized losses included in accumulated other comprehensive loss	(46)

Balance as of March 31, 2009	$3,733

(4) Shareholders’ Equity
The following table details activity in our common stock:

	Three months ended March 31,
	2009		2008
	Shares	Amount	Shares	Amount
Purchases of common stock	(707)	$(8,832)	(814)	$(10,520)
Stock option exercises	120	558	31	672
Employee stock plan purchases	35	362	29	318
Shares issued for acquisitions	—	—	126	1,719
As of March 31, 2009 we have authorization from our board of directors to repurchase up to 791,000 additional shares of Tyler common stock.
(5) Short-Term Revolving Line of Credit
On October 20, 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement. The Credit Facility matures October 19, 2009 and provides for total borrowings of up to $25.0 million and a $6.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit. Borrowings under the Credit Facility bear interest at a rate of either LIBOR plus 1% or prime rate minus 1.5%. As of March 31, 2009, our effective interest rate was 1.47% under the Credit Facility. The effective average interest rate for borrowings during the three months ended March 31, 2009 was also 1.47%. The Credit Facility is secured by substantially all of our personal property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and limits incurrence of additional indebtedness and liens. As of March 31, 2009, we were in compliance with those covenants.
As of March 31, 2009, we had outstanding borrowings of $7.5 million and unused available borrowing capacity of $17.5 million under the Credit Facility. In addition, as of March 31, 2009, our bank had issued outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances and expire through early 2010. The carrying amount of the Credit Facility approximates fair value due to the short-term nature of the instrument.

(6) Income Tax Provision
For the three months ended March 31, 2009, we had an effective income tax rate of 39.7%, compared to 38.3% for the three months ended March 31, 2008. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. The effective tax rate for the three months ended March 31, 2009 was slightly higher than the prior year due to lower tax-free interest income.
We made federal and state income tax payments, net of refunds, of $1.2 million in both the three months ended March 31, 2009 and 2008.
(7) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2009	2008
Numerator for basic and diluted earnings per share:

Net income	$6,006	$3,126

Denominator:

Weighted-average basic common shares outstanding	35,497	38,020
Assumed conversion of dilutive securities:
Stock Options	1,250	1,507

Denominator for diluted earnings per share — Adjusted weighted-average shares	36,747	39,527

Earnings per common share:
Basic	$0.17	$0.08

Diluted	$0.16	$0.08

For the three months ended March 31, 2009 and 2008, stock options representing the right to purchase common stock of 2.7 million shares and 243,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
(8) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R, “Share-Based Payment,” recorded in the statements of operations:

	Three months ended March 31,
	2009	2008
Cost of software services, maintenance and subscriptions	$120	$69
Selling, general and administrative expense	1,007	647

Total share-based compensation expense	$1,127	$716

(9) Commitments and Contingencies
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(10) Recent Accounting Pronouncements
In March 2009, the Financial Accounting Standards Board (“FASB”) released Proposed Staff Position No. 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS No. 157-e”). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” SFAS No. 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of SFAS No. 157-e during the second quarter of 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.
In March 2009, the FASB issued Proposed Staff Position SFAS No. 115-a, SFAS No. 124-a and EITF No. 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We plan to adopt the provisions of this Proposed Staff Position during the second quarter of 2009, but do not believe this guidance will have a significant impact on our financial position, cash flows or disclosures.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The statements in this discussion that are not historical statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our business, financial condition, business strategy, plans and the objectives of our management, and future prospects. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future operating performance, short and long-term revenue and earnings growth, the timing of the revenue and earnings impact for new contracts, backlog, the value of new contract signings, business pipeline, and industry growth rates and our performance relative thereto. Any forward-looking statements may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, which could cause actual results to differ materially from such statements. These include, but are not limited to: declining economic conditions and uncertainties in the financial credit markets, our ability to improve productivity and achieve synergies from acquired businesses; technological risks associated with the development of new products and the enhancement of existing products; changes in the budgets and regulating environments of our government customers; competition in the industry in which we conduct business and the impact of competition on pricing, revenues and margins; with respect to customer contracts accounted for under the percentage-of-completion method of accounting, the performance of such contracts in accordance with our cost and revenue estimates; our ability to maintain health and other insurance coverage and capacity due to changes in the insurance market and the impact of increasing insurance costs on the results of operations; the costs to attract and retain qualified personnel, changes in product demand, the availability of products, economic conditions, costs of compliance with corporate governance and public disclosure requirements as issued by the Sarbanes-Oxley Act of 2002 and New York Stock Exchange rules, changes in tax risks and other risks indicated in our filings with the Securities and Exchange Commission. The factors described in this paragraph and other factors that may affect Tyler, its management or future financial results, as and when applicable, are discussed in Tyler’s filings with the Securities and Exchange Commission, on its Form 10-K for the year ended December 31, 2008. Except to the extent required by law, we are not obligated to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. When used in this Quarterly Report, the words “believes,” “plans,” “estimates,” “expects,” “anticipates,” “intends,” “continue,” “may,” “will,” “should,” “projects,” “forecast,” “might,” “could” or the negative of such terms and similar expressions as they relate to Tyler or our management are intended to identify forward-looking statements.
GENERAL
We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions.
As of March 31, 2009, our total employee count increased to 1,991 from 1,784 at March 31, 2008. Total employee count at March 31, 2009, includes 48 employees, which were added as a result of one acquisition completed after March 31, 2008.
Outlook
The financial market crisis has continued to disrupt credit and equity markets worldwide in 2009. Local and state governments may face financial pressures that could in turn affect our growth rate and operating results in 2009. We are closely monitoring market conditions and the potential impact on our business, especially in the second half of the year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2008.
ANALYSIS OF RESULTS OF OPERATIONS
     Revenues
     The following table sets forth the key components of our revenues for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2009	Total	2008	Total	$	%
Software licenses	$10,756	15%	$8,369	14%	$2,387	29%
Subscriptions	3,976	6	3,265	5	711	22
Software services	19,232	28	16,525	28	2,707	16
Maintenance	29,138	42	24,849	42	4,289	17
Appraisal services	4,892	7	4,582	8	310	7
Hardware and other	1,571	2	1,761	3	(190)	(11)

Total revenues	$69,565	100%	$59,351	100%	$10,214	17%

Software licenses. Software license revenues consist of the following components for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2009	Total	2008	Total	$	%
Financial management and education	$6,044	56%	$5,947	71%	$97	2%
Courts and justice	3,618	34	1,558	19	2,060	132
Appraisal and tax and other	1,094	10	864	10	230	27

Total software license revenues	$10,756	100%	$8,369	100%	$2,387	29%

In the three months ended March 31, 2009, we signed 15 significant, new contracts with average software license fees of approximately $397,000 compared to 18 significant, new contracts signed in the three months ended March 31, 2008 with average software license fees of approximately $296,000. We consider contracts with a license fee component of $100,000 or more to be significant. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed Financial Statements.
Software license revenue related to our courts and justice software solutions for the three months ended March 31, 2009, increased 132% compared to the prior year period and comprised the majority of the increase in total software license revenues. In the three months ended March 31, 2009, we recorded software license revenue of approximately $1.2 million from two courts and justice arrangements which had been deferred in accordance with the terms of the contracts. The remaining increase was due to continued progress on several courts and justice statewide arrangements which began in late 2008 and higher municipal courts software solutions and public safety software solutions volume.
Subscriptions. Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP” ) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New ASP customers as well as existing customers that converted to our ASP model, provided most of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services and miscellaneous other hosted services.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprise approximately half of our software services revenue in the periods presented, rose significantly compared to the three months ended March 31, 2008. This increase was driven in part by additions to our implementation and support staff as well as leverage in the utilization of our implementation and support staff. In addition, our revenue mix included more contracts with larger customers than the prior year period. Contracts with large customers tend to require more project management and consulting services.

•	Software services revenue related to courts and justice products experienced significant increases compared to the three months ended March 31, 2008, reflecting increased capacity to deliver backlog following additions to our implementation and support staff and slightly higher rates on some arrangements.
Maintenance. We provide maintenance and support services for our software products and third party software. For the three months ended March 31, 2009, maintenance revenues increased 17% compared to the prior year period. Maintenance and support services grew 14% excluding the impact of acquisitions completed in the prior twelve months. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.

     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of March 31:

	First Quarter
		% of		% of
		related		related	Change
($ in thousands)	2009	revenues	2008	revenues	$	%
Software licenses	$1,276	12%	$2,203	26%	$(927)	(42)%
Acquired software	315	3	436	5	(121)	(28)
Software services, maintenance and subscriptions	33,087	63	30,444	68	2,643	9
Appraisal services	3,363	69	3,167	69	196	6
Hardware and other	1,232	78	1,298	74	(66)	(5)

Total cost of revenues	$39,273	56%	$37,548	63%	$1,725	5%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
Gross margin percentage	2009	2008	Change
Software licenses and acquired software	85.2%	68.5%	16.7%
Software services, maintenance and subscriptions	36.8	31.8	5.0
Appraisal services	31.3	30.9	0.4
Hardware and other	21.6	26.3	(4.7)

Overall gross margin	43.5%	36.7%	6.8%
Software licenses. Amortization expense for capitalized development costs on certain software products comprises approximately 20% of our cost of software license revenues in the three months ended March 31, 2009, compared to approximately 50% of our cost of software license in the three months ended March 31, 2008. The remaining balance is made up of third party software costs. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
For the three months ended March 31, 2009, our software license gross margin percentage increased significantly compared to the prior year period because several products became fully amortized in late 2008.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three months ended March 31, 2009, the software services, maintenance and subscriptions gross margin increased 5.0% from the prior year period in part because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 110 employees since March 31, 2008 in order to expand our capacity to implement our contract backlog. This increase includes 35 employees related to an acquisition completed after March 31, 2008. In addition, the software services, maintenance and subscription-based services gross margin has benefitted from slightly higher rates for certain services.

Our blended gross margin for the three months ended March 31, 2009, was much higher than the prior year due to lower amortization expense of software development costs described above and a revenue mix that included slightly more software license. Software license revenue inherently has higher gross margins than other revenues such as professional services and hardware. The gross margin also benefitted from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services.
     Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2009	revenues	2008	revenues	$	%
Selling, general and administrative expenses	$17,410	25%	$14,752	25%	$2,658	18%
SG&A as a percent of sales was flat compared to the prior year period. The increase in SG&A expenses was comprised of commission costs as well as slightly higher stock compensation expense.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter
		% of		% of	Change
($ in thousands)	2009	revenues	2008	revenues	$	%
Research and development expense	$2,235	3%	$1,816	3%	$419	23%
Research and development expense mainly consist of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In January 2007, we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In the three months ended March 31, 2009 and 2008, we offset our research and development expense by $857,000 and $130,000, respectively, which were the amounts earned under the terms of our agreement with Microsoft. We amended this agreement in September 2008 to define the scope of reimbursable development through the balance of the project and now expect to offset research and development expense by approximately $850,000 each quarter through the end of 2010. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.
     Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as a other operating expense. The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2009	2008	$	%
Amortization of customer and trade name intangibles	$672	$567	$105	19%

     Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2009	2008	$	%
Income tax provision	$3,955	$1,944	$2,011	103%

Effective income tax rate	39.7%	38.3%
The effective income tax rates for the three months ended March 31, 2009 and 2008 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. The effective tax rate for the three months ended March 31, 2009 was slightly higher than the prior year due to lower tax-free interest income.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2009, we had cash and cash equivalents (including restricted cash equivalents) of $7.4 million and investments of $3.7 million, compared to cash and cash equivalents (including restricted cash equivalents) of $6.8 million and investments of $4.6 million at December 31, 2008. As of March 31, 2009, we had outstanding borrowings of $7.5 million and unused available borrowing capacity of $17.5 million under our revolving line of credit. In addition, as of March 31, 2009, our bank had issued outstanding letters of credit totaling $5.1 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through early 2010 and have been collateralized by restricted cash balances.
The following table sets forth a summary of cash flows for the periods presented as of March 31:

Three Months Ended March 31,	2009	2008

Cash flows provided (used) by:
Operating activities	$12,206	$17,768
Investing activities	(2,089)	17,865
Financing activities	(9,568)	(12,184)

Net increase in cash and cash equivalents	$549	$23,449

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt and equity securities, and bank borrowings. The capital and credit markets have become more volatile and tight as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. It is possible that our ability to access the capital and credit markets may be limited by these or other factors. Notwithstanding the foregoing, at this time we believe that cash provided by operating activities, cash on hand and our revolving line of credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for the foreseeable future.
For the three months ended March 31, 2009, operating activities provided net cash of $12.2 million, primarily generated from net income of $6.0 million, non-cash depreciation and amortization charges of $2.3 million, non-cash share-based compensation expense of $1.1 million, and a net decrease in operating assets and liabilities of $2.9 million. Net operating assets and liabilities declined mainly due to the collection of annual maintenance renewals that are billed near the end of December which were offset slightly by annual incentive payments and smaller customer deposits.
Our investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. All of our ARS are reflected at estimated fair value in the balance sheet at March 31, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” However, due to the current financial market crisis, the auction events for most of these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of March 31, 2009, utilizing a discounted trinomial model.

In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our ARS of $30,000, net of related tax effects of $16,000 in the three months ended March 31, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of March 31, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $7.4 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
Our days sales outstanding (“DSO”) was 85 days at March 31, 2009 and 99 days at December 31, 2008. Our maintenance billing cycle is at one of its highest points in December, and the majority of the related cash payments are received in the first quarter of each year. As a result, our DSO decreased in the first quarter compared to the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $2.1 million in the first three months of 2009 compared to $17.9 million cash provided by investing activities for the same period in 2008. In connection with plans to consolidate workforces and support planned long-term growth, we paid $1.5 million for construction of an office building in Lubbock, Texas and expect to pay an additional $9.5 million in the next six to nine months to complete this construction. In the three months ended March 31, 2009, we liquidated $775,000 of short-term investments in ARS for cash at par, and we completed the acquisition of PulseMark, LLC for $525,000. In the comparable prior year period, we liquidated $33.6 million of short-term investments in ARS for cash at par, and we completed the acquisitions of all of the capital stock of VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster that expanded our presence in the education market. The combined purchase price, excluding cash acquired and including transaction costs, was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million. Capital expenditures and acquisitions were funded from cash generated from operations.
Financing activities used cash of $9.6 million, in the first three months of 2009 compared to $12.2 million in the same period for 2008. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity.
During the three months ended March 31, 2009, we purchased 707,000 shares of our common stock for an aggregate purchase price of $8.8 million. At March 31, 2009, we had authorization to repurchase up to 791,000 additional shares of Tyler common stock. A summary of the repurchase activity during the first quarter of 2009 is as follows:

	Total number of		Shares that may be
	shares	Average price paid	repurchased under
Period	repurchased	per share	current authorization
January 1 through January 31	266	$11.93	1,232
February 1 through February 28	233	12.87	999
March 1 through March 31	208	12.79	791

Total first quarter	707	$12.49

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007 and May and October 2008. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time. Our bank credit agreement contains restrictions on the amount of common stock we may purchase.

We made federal and state income tax payments, net of refunds of $1.2 million in both the three months ended March 31, 2009 and 2008.
Excluding acquisitions, we anticipate that 2009 capital spending will be between $14.0 million and $16.0 million. Approximately $11.0 million of these expenditures will be incurred to complete the construction of an office building in Lubbock, Texas. The remainder of our 2009 expenditures are primarily related to computer equipment and software for infrastructure expansions. We currently do not expect to capitalize significant amounts related to software development in 2009, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2009 is expected to be funded from existing cash balances, cash flows from operations and our revolving line of credit.
In April 2009, we completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. (“AES”). The purchase price was $1.1 million in cash and contingent consideration of up to $500,000. AES develops integrated property appraisal solutions and specializes in applications that deal with the unique provisions of the California Revenue and Taxation Code.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how they may be financed.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. Our investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities.
All of our ARS are reflected at estimated fair value in the balance sheet at March 31, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” However, due to the current financial market crisis, the auction events for most of these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of March 31, 2009, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our ARS of $30,000, net of related tax effects of $16,000 in the three months ended March 31, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of March 31, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $7.4 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting. During the first quarter of 2009 we began implementing a new software application which manages transactions from the point the contract is signed to the final billing stage. In March we began processing a limited number of transactions in this system. Pre-implementation testing was conducted by management to ensure that internal controls surrounding the implementation process and the application were properly designed to prevent material financial statement errors. Management has determined that the internal controls and procedures related to the financial reporting of revenue and cost of sales using this system are effective as of the period covered by this report.
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore, failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the first three months of 2009, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

Date: April 27, 2009