Form 10-Q
period 2009-06-30
TYLER TECHNOLOGIES INC
filed 2009-07-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on July 27, 2009 was 35,363,285.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Software licenses	$9,912	$11,905	$20,668	$20,274
Subscriptions	4,160	3,712	8,136	6,977
Software services	21,330	19,848	40,562	36,373
Maintenance	30,224	25,900	59,362	50,749
Appraisal services	5,054	4,378	9,946	8,960
Hardware and other	1,492	1,826	3,063	3,587

Total revenues	72,172	67,569	141,737	126,920

Cost of revenues:
Software licenses	1,433	2,564	2,709	4,767
Acquired software	358	461	673	897
Software services, maintenance and subscriptions	34,174	31,123	67,261	61,567
Appraisal services	2,997	3,004	6,360	6,171
Hardware and other	1,213	1,328	2,445	2,626

Total cost of revenues	40,175	38,480	79,448	76,028

Gross profit	31,997	29,089	62,289	50,892

Selling, general and administrative expenses	17,084	15,418	34,494	30,170
Research and development expense	2,839	2,253	5,074	4,069
Amortization of customer and trade name intangibles	677	591	1,349	1,158
Non-cash legal settlement related to warrants	—	9,045	—	9,045

Operating income	11,397	1,782	21,372	6,450

Other (expense) income, net	(63)	244	(77)	646

Income before income taxes	11,334	2,026	21,295	7,096
Income tax provision	4,461	1,780	8,416	3,724

Net income	$6,873	$246	$12,879	$3,372

Earnings per common share:
Basic	$0.19	$0.01	$0.36	$0.09

Diluted	$0.19	$0.01	$0.35	$0.09

Basic weighted average common shares outstanding	35,343	38,087	35,393	37,945
Diluted weighted average common shares outstanding	36,723	39,633	36,708	39,471
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$3,424	$1,762
Restricted cash equivalents	6,000	5,082
Short-term investments available-for-sale	25	775
Accounts receivable (less allowance for losses of $2,122 in 2009 and $2,115 in 2008)	83,183	76,989
Prepaid expenses	8,811	8,602
Other current assets	2,113	1,444
Deferred income taxes	2,589	2,570

Total current assets	106,145	97,224

Accounts receivable, long-term portion	311	197
Property and equipment, net	28,454	26,522
Non-current investments available-for-sale	2,800	3,779

Other assets:
Goodwill	89,827	88,791
Customer related intangibles, net	26,635	27,438
Software, net	5,106	5,112
Trade name, net	2,261	2,471
Sundry	227	227

	$261,766	$251,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,620	$2,617
Accrued liabilities	20,469	22,913
Short-term revolving line of credit	15,425	8,000
Deferred revenue	92,441	95,773
Income taxes payable	—	166

Total current liabilities	130,955	129,469

Deferred income taxes	8,080	8,030

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2009 and 2008	481	481
Additional paid-in capital	152,406	151,245
Accumulated other comprehensive loss, net of tax	(422)	(387)
Retained earnings	63,373	50,494
Treasury stock, at cost; 12,778,887 and 12,333,549 shares in 2009 and 2008, respectively	(93,107)	(87,571)

Total shareholders’ equity	122,731	114,262

	$261,766	$251,761

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$12,879	$3,372
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,734	5,921
Non-cash legal settlement related to warrants	—	9,045
Share-based compensation expense	2,365	1,621
Excess tax benefit from exercise of share-based arrangements	(357)	(367)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(6,102)	(12,686)
Income tax payable	(158)	(2,672)
Prepaid expenses and other current assets	128	(368)
Accounts payable	3	(676)
Accrued liabilities	(1,796)	(854)
Deferred revenue	(3,363)	15,603

Net cash provided by operating activities	8,333	17,939

Cash flows from investing activities:
Proceeds from sales of investments	1,675	44,515
Purchases of investments	—	(8,625)
Cost of acquisitions, net of cash acquired	(2,234)	(13,923)
Additions to property and equipment	(4,538)	(4,912)
Increase in restricted investments	(918)	(620)
Decrease in other	8	9

Net cash (used by) provided by investing activities	(6,007)	16,444

Cash flows from financing activities:
Increase in net borrowings on revolving credit facility	7,425	—
Purchase of treasury shares	(10,210)	(12,646)
Contributions from employee stock purchase plan	713	574
Proceeds from exercise of stock options	1,051	692
Excess tax benefits from exercise of share-based arrangements	357	367

Net cash used by financing activities	(664)	(11,013)

Net increase in cash and cash equivalents	1,662	23,370
Cash and cash equivalents at beginning of period	1,762	9,642

Cash and cash equivalents at end of period	$3,424	$33,012

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2009 and December 31, 2008 and operating result amounts are for the three and six months ended June 30, 2009 and 2008, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2008. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
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
If the arrangement does not require significant production, modification or customization or where the software services are not considered essential to the functionality of the software, revenue is recognized when all of the following conditions are met:
i.	persuasive evidence of an arrangement exists;

ii.	delivery has occurred;

iii.	our fee is fixed or determinable; and

iv.	collectability is probable.
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
Software Licenses
We recognize the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the customer, unless the fee is not fixed or determinable or collectability is not probable. If the fee is not fixed or determinable, including new customers whose payment terms are three months or more from shipment, revenue is generally recognized as payments become due from the customer. If collectability is not considered probable, revenue is recognized when the fee is collected. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the product’s functionality.
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
(3) Acquisitions
On April 3, 2009, we completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. (“AES”). AES develops integrated property appraisal solutions and specializes in applications that deal with the unique provisions of the California Revenue and Taxation Code. The purchase price was approximately $1.1 million in cash. The operating results of AES are included in our results of operations since the date of acquisition. We believe this acquisition will complement our business model by expanding our presence in the California property appraisal solutions market.
In connection with the AES transaction we acquired total tangible assets of approximately $210,000 and assumed total liabilities of approximately $600,000, including $450,000 for contingent consideration. We recorded goodwill of approximately $880,000, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $540,000. The $540,000 of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 9 years. Our balance sheet as of June 30, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.
In the six months ended June 30, 2009, we also paid approximately $1.1 million for certain software assets to compliment our tax and appraisal solutions and our student information management solutions.
(4) Financial Instruments
Assets recorded at fair value in the balance sheet as of June 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No.157 “Fair Value Measurements” are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1	— Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	— Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	— Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at June 30, 2009:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$9,424	$9,424	$—	$—
Short-term investments available-for-sale	25	25	—	—
Non-current investments available-for-sale	2,800	—	—	2,800

Total	$12,249	$9,449	$—	$2,800

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Level 1 financial assets also include auction rate municipal securities which were sold for cash at par subsequent to June 30, 2009. Investments available-for-sale consist of three auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. These ARS have maturities ranging from 7 to 33 years.
The par and carrying values, and related cumulative unrealized loss for our ARS as of June 30, 2009 are as follows:

		Temporary
	Par Value	Impairment	Carrying Value
Investments available-for-sale	$3,475	$650	$2,825
All of our ARS are reflected at estimated fair value in the balance sheet at June 30, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under SFAS No. 157. However, due to the financial market crisis the auction events for these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our ARS of $36,000, net of related tax effects of $19,000 in the six months ended June 30, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of June 30, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. During the six months ended June 30, 2009, we have liquidated $1.7 million of ARS for cash at par. We also liquidated $25,000 for cash at par subsequent to June 30, 2009. Based on our cash and cash equivalents balance of $9.4 million, expected operating cash flows and liquidation of $1.7 million of ARS during the six months ended June 30, 2009, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using Level 3 inputs for the six months ended June 30, 2009:

Balance as of December 31, 2008	$3,779
Transfers into level 3	—
Transfers out of level 3	—
Unrealized losses included in accumulated other comprehensive loss	(46)

Balance as of March 31, 2009	3,733
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales, issuances and settlements	(900)
Unrealized losses included in accumulated other comprehensive loss	(8)

Balance as of June 30, 2009	$2,800
(5) Shareholders’ Equity
The following table details activity in our common stock:

	Six months ended June 30,
	2009		2008
	Shares	Amount	Shares	Amount
Purchases of common stock	(715)	$(8,947)	(1,097)	$(14,419)
Stock option exercises	208	1,051	156	692
Employee stock plan purchases	61	683	51	574
Shares issued for acquisitions	—	—	126	1,719
As of June 30, 2009 we have authorization from our board of directors to repurchase up to 2.8 million additional shares of Tyler common stock.
(6) Short-Term Revolving Line of Credit
On October 20, 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement. The Credit Facility matures October 19, 2009 and provides for total borrowings of up to $25.0 million and a $6.0 million Letter of Credit facility under which the bank will issue cash collateralized letters of credit. Borrowings under the Credit Facility bear interest at a rate of either LIBOR plus 1% or prime rate minus 1.5%. As of June 30, 2009, our effective interest rate was 1.47% under the Credit Facility. The effective average interest rate for borrowings during both the three and six months ended June 30, 2009 was also 1.47%. The Credit Facility is secured by substantially all of our personal property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and limits incurrence of additional indebtedness and liens. As of June 30, 2009, we were in compliance with those covenants.
As of June 30, 2009, we had outstanding borrowings of $15.4 million and unused available borrowing capacity of $8.2 million under the Credit Facility. In addition, as of June 30, 2009, our bank had issued outstanding letters of credit totaling $7.4 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $6.0 million and $1.4 million of our available borrowing capacity and expire through mid 2010. The carrying amount of the Credit Facility approximates fair value due to the short-term nature of the instrument.

(7) Income Tax Provision
For the three and six months ended June 30, 2009, we had an effective income tax rate of 39.4% and 39.5%, respectively, compared to 87.9% and 52.5% for the three and six months ended June 30, 2008, respectively. The prior year effective tax rate included the impact of a non-cash legal settlement related to warrants charge of $9.0 million in 2008, which was not deductible. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $8.6 million in the six months ended June 30, 2009, compared to $6.5 million in net payments for the same period of the prior year.
(8) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:

Net income	$6,873	$246	$12,879	$3,372

Denominator:
Weighted-average basic common shares outstanding	35,343	38,087	35,393	37,945
Assumed conversion of dilutive securities:
Stock options	1,380	1,546	1,315	1,526

Denominator for diluted earnings per share — Adjusted weighted-average shares	36,723	39,633	36,708	39,471

Earnings per common share:
Basic	$0.19	$0.01	$0.36	$0.09

Diluted	$0.19	$0.01	$0.35	$0.09

For both the three and six months ended June 30, 2009 stock options representing the right to purchase common stock of 2.7 million shares were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the three and six months ended June 30, 2008, stock options representing the right to purchase common stock of 1.6 million shares and 907,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

(9) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R, “Share-Based Payment,” recorded in the statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of software services, maintenance and subscriptions	$134	$81	$254	$150
Selling, general and administrative expense	1,103	824	2,111	1,471

Total share-based compensation expense	$1,237	$905	$2,365	$1,621

(10) Commitments and Contingencies
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(11) Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, which establishes general standards for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS No. 165 for the three months ended June 30, 2009. The adoption of these provisions did not have a material effect on our financial statements or related disclosures.
(12) Subsequent Events
We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. We performed this evaluation through July 29, 2009, the date on which we issued our financial statements.

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
On April 3, 2009, we completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. (“AES”). AES develops integrated property appraisal solutions and specializes in applications that deal with the unique provisions of the California Revenue and Taxation Code. The purchase price was approximately $1.1 million in cash. In the six months ended June 30, 2009, we have also paid approximately $1.1 million for various software assets to compliment our tax and appraisal solutions and our student information management solutions. See Note 3 in the Notes to the Unaudited Condensed Financial Statements.
As of June 30, 2009, our total employee count increased to 1,973 from 1,856 at June 30, 2008. Total employee count at June 30, 2009, includes 51 employees which were added as a result of one acquisition completed in August 2008.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2008.
ANALYSIS OF RESULTS OF OPERATIONS
          Revenues
The following table sets forth the key components of our revenues for the periods presented as of June 30:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2009	Total	2008	Total	(Decrease)	2009	Total	2008	Total	(Decrease)

Software licenses	$9,912	14%	$11,905	18%	(17)%	$20,668	14%	$20,274	16%	2%
Subscription	4,160	6	3,712	5	12	8,136	6	6,977	5	17
Software services	21,330	29	19,848	30	7	40,562	29	36,373	29	12
Maintenance	30,224	42	25,900	38	17	59,362	42	50,749	40	17
Appraisal services	5,054	7	4,378	6	15	9,946	7	8,960	7	11
Hardware and other	1,492	2	1,826	3	(18)	3,063	2	3,587	3	(15)

Total revenues	$72,172	100%	$67,569	100%	7%	$141,737	100%	$126,920	100%	12%

Software licenses. Software license revenues consist of the following components for the periods presented as of June 30:

	Second Quarter				%	Six Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2009	Total	2008	Total	(Decrease)	2009	Total	2008	Total	(Decrease)

Financial management and education	$6,189	62%	$8,624	72%	(28)%	$12,233	59%	$14,571	72%	(16)%
Courts and justice	2,774	28	2,282	19	22	6,392	31	3,840	19	66
Appraisal and tax and other	949	10	999	9	(5)	2,043	10	1,863	9	10

Total software license revenues	$9,912	100%	$11,905	100%	(17)%	$20,668	100%	$20,274	100%	2%

In the three months ended June 30, 2009, we signed 15 new large contracts with average software license fees of approximately $201,000 compared to 16 new large contracts signed in the three months ended June 30, 2008 with average software license fees of approximately $422,000. In the six months ended June 30, 2009, we signed 30 new large contracts with average software license fees of approximately $299,000 compared to 34 new large contracts signed in the six months ended June 30, 2008 with average software license fees of approximately $355,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed Financial Statements.

Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions for three and six months ended June 30, 2009 declined $2.4 million and $2.3 million, respectively, compared to the prior year periods in part because contract arrangements in the second quarter of 2008 included more software license revenue than the current year. The average software license fees for new material financial management and education solutions contracts signed in the three months ended June 30, 2009 was approximately $193,000 compared to approximately $475,000 of average software license fees signed for the comparable prior year period. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy. In addition, the three months ended June 30, 2008, included $1.7 million of software license revenue as a result of changes in a customer’s technology organization which led to the customer terminating its application service provider (“ASP”) arrangement with us and electing, as provided in the ASP contract, to purchase the software instead.

In addition, we acquired a student information and financial management solution for K-12 schools in August 2008, which contributed approximately $590,000 and $751,000 to software service revenues for the three and six months ended June 30, 2009, respectively. Acquired software license revenues for the six months ended June 30, 2009 also includes one month of revenues related to a student transportation management solution acquired in January 2008.

•	Software license revenue related to our courts and justice software solutions for three and six months ended June 30, 2009 increased $492,000 and $2.6 million compared to the prior year periods. For the six months ended June 30, 2009, we recorded additional revenue of approximately $1.1 million from two courts and justice arrangements which had been deferred in accordance with the terms of the contracts. The three and six months ending June 30, 2009, also benefitted from contract arrangements that included more software license revenue than in the comparable prior year periods and from improved installation processes as our primary courts and justice solution matures.
Subscriptions. Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services. In June 2008, as a result of changes in its technology organization, one customer terminated its ASP arrangement with us and elected, as provided in the ASP contract, to purchase the software instead. This contract contributed approximately $450,000 of subscription revenue in each of the first two quarters of 2008.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprise approximately half of our software services revenue in the periods presented, increased 7% and 11% compared to the three and six months ended June 30, 2008, respectively. This increase was driven in part by additions to our implementation and support staff as well as leverage in the utilization of our implementation and support staff. In addition, our revenue mix included more contracts with larger customers than the prior year period. Contracts with large customers tend to require more project management and consulting services.

In addition, we acquired a student information and financial management solution for K-12 schools in August 2008, which contributed approximately $235,000 and $566,000 to software service revenues for the three and six months ended June 30, 2009, respectively. Acquired software services revenues for the six months ended June 30, 2009 also includes one month of revenues related to a student transportation management solution acquired in January 2008.

•	Software services revenue related to courts and justice solutions comprise between 25% and 30% of our software services revenues in the periods presented. Courts and justice software services revenue experienced substantial increases compared to the three and six months ended June 30, 2008, reflecting increased capacity to deliver backlog following additions to our implementation and support staff and slightly higher rates on some arrangements.

Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 17% for both the three and six months ended June 30, 2009, respectively compared to the prior year periods. Maintenance and support services grew 15% and 14% for the three and six months ended June 30, 2009, respectively, excluding the impact of acquisitions completed in the prior twelve months. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.
Appraisal services. Appraisal services revenue rose 15% and 11% for the three and six months ended June 30, 2009, respectively, compared to the prior year periods. The appraisal services business is somewhat cyclical and driven in part by revaluation cycles in various states.
     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of June 30:

	Second Quarter				Six Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2009	Revenues	2008	Revenues	2009	Revenues	2008	Revenues

Software licenses	$1,433	14%	$2,564	22%	$2,709	13%	$4,767	24%
Acquired software	358	4	461	4	673	3	897	4
Software services, maintenance and subscriptions	34,174	61	31,123	63	67,261	62	61,567	65
Appraisal services	2,997	59	3,004	69	6,360	64	6,171	69
Hardware and other	1,213	81	1,328	73	2,445	80	2,626	73

Total cost of revenue	$40,175	56%	$38,480	57%	$79,448	56%	$76,028	60%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months
Gross Margin percentages	2009	2008	Change	2009	2008	Change

Software licenses and acquired software	81.9%	74.6%	7.3%	83.6%	72.1%	11.5%
Software services, maintenance and subscriptions	38.7	37.1	1.6	37.8	34.6	3.2
Appraisal services	40.7	31.4	9.3	36.1	31.1	5.0
Hardware and other	18.7	27.3	(8.6)	20.2	26.8	(6.6)

Overall gross margin	44.3%	43.1%	1.2%	43.9%	40.1%	3.8%
Software licenses. Amortization expense for capitalized development costs on certain software products comprises approximately 20% of our cost of software license revenues in the three and six months ended June 30, 2009, compared to approximately 45% of our cost of software license in the three and six months ended June 30, 2008. The remaining balance is made up of third party software costs. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
For the three and six months ended June 30, 2009, our software license gross margin percentage rose significantly compared to the prior year periods because several products became fully amortized in late 2008, as did software acquired related to a significant acquisition in December 2003.

Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three and six months ended June 30, 2009, the software services, maintenance and subscriptions gross margin increased 1.6% and 3.2%, respectively from the prior year periods partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 85 employees since June 30, 2008 in order to expand our capacity to train and implement our contract backlog. This increase includes 37 employees related to acquisitions completed since June 30, 2008. The software services, maintenance and subscription-based services gross margin also benefited from slightly higher rates for certain services.
In addition, in the three and six months ended June 30, 2008, the gross margin included a benefit of approximately 1.7% and 0.9%, respectively, which reflected the impact of revenue which had been deferred pending final acceptance on a certain contract. There were no related costs associated with this revenue in 2008.
Appraisal services. Our appraisal gross margin for the three and six months ended June 30, 2009, benefited from cost savings and operational efficiencies experienced on an unusually complex project.
Our blended gross margins for the three and six months ended June 30, 2009, were higher than the prior year due to lower amortization expense of software development costs described above. The gross margin for both periods also benefited from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services.
     Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Selling, general and administrative expenses	$17,084	$15,418	$1,666	11%	$34,494	$30,170	$4,324	14%

Percent of revenues	23.7%	22.8%			24.3%	23.8%
SG&A as a percentage of revenues for the three and six months ended June 30, 2009 grew from the prior year periods. The increase in SG&A expenses was comprised of higher stock compensation expense, commission costs as well as marketing expenses. Excluding the impact of acquisitions, our SG&A employee count grew only 2% from June 30, 2008.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Research and development expense	$2,839	$2,253	$586	26%	$5,074	$4,069	$1,005	25%

Percent of revenues	3.9%	3.3%			3.6%	3.2%
Research and development expense consist mainly of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In January 2007, we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In the six months ended June 30, 2009 and 2008, we offset our research and development expense by $1.7 million and $130,000, respectively, which were the amounts earned under the terms of our agreement with Microsoft. We amended this agreement in September 2008 to define the scope of reimbursable development through the balance of the project and now expect to offset research and development expense by approximately $850,000 each quarter through the end of 2010. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.
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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Amortization of customer and trade name	$677	$591	$86	15%	$1,349	$1,158	$191	16%
intangibles
In the second quarter of 2009, we completed one acquisition, which increased amortizable customer and trade name intangibles by approximately $500,000. This amount will be amortized over approximately 10 years.
     Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Income tax provision	$4,461	$1,780	$2,681	151%	$8,416	$3,724	$4,692	126%

Effective income tax rate	39.4%	87.9%			39.5%	52.5%
Our effective income tax rate decreased compared to the prior year periods due to a non-cash legal settlement in June 2008 related to warrants charge of $9.0 million, which was not deductible. The effective income tax rates for the three and six months ended June 30, 2009 and 2008 were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, as well as state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2009, we had cash and cash equivalents (including restricted cash equivalents) of $9.4 million and investments of $2.8 million, compared to cash and cash equivalents (including restricted cash equivalents) of $6.8 million and investments of $4.6 million at December 31, 2008. As of June 30, 2009, we had outstanding borrowings of $15.4 million and unused available borrowing capacity of $8.2 million under our revolving line of credit. In addition, as of June 30, 2009 we had issued outstanding letters of credit totaling $7.4 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $6.0 million and $1.4 million of our available borrowing capacity and expire through mid 2010.

The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2009	2008

Cash flows provided by (used by):
Operating activities	$8,333	$17,939
Investing activities	(6,007)	16,444
Financing activities	(664)	(11,013)

Net increase in cash and cash equivalents	$1,662	$23,370

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
Operating Activities
For the six months ended June 30, 2009, operating activities provided net cash of $8.3 million, primarily generated from net income of $12.9 million, non-cash depreciation and amortization charges of $4.7 million, non-cash share-based compensation expense of $2.4 million, offset by an increase in net operating assets of $11.3 million. Net operating assets increased mainly due to higher accounts receivables. Our maintenance billing cycle typically peaks at its highest level in June. The majority of the cash is collected in the third quarter of each year. The increase in net assets also includes the impact of smaller customer deposits in 2009.
Our investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. All of our ARS are reflected at estimated fair value in the balance sheet at June 30, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” However, due to the financial market crisis, the auction events for these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of June 30, 2009, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our ARS of $36,000, net of related tax effects of $19,000 in the six months ended June 30, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of June 30, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We liquidated $1.7 million ARS for cash at par during the six months ended June 30, 2009. We also liquidated $25,000 for cash at par subsequent to June 30, 2009. Based on our cash and cash equivalents balance of $9.4 million, expected operating cash flows and liquidation of $1.7 million of ARS during the six months ended June 30, 2009, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Our days sales outstanding (“DSO”) was 104 days at June 30, 2009, 99 days at December 31, 2008 and 103 days at June 30, 2008. Our maintenance billing cycle typically peaks at its highest level in June. As a result, our DSO increased in the second quarter compared to the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $6.0 million in the six months ending June 30, 2009 compared to $16.4 million cash provided by investing activities for the same period in 2008. In connection with plans to consolidate workforces and support planned long-term growth, we paid $3.3 million for construction of an office building in Lubbock, Texas and expect to pay an additional $7.9 million in the next three to six months to complete this construction. In the six months ended June 30, 2009, we also liquidated $1.7 million of investments in ARS for cash at par, and we completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. for $1.1 million in cash and acquired various software assets for $1.1 million in cash. In the comparable prior year period, we liquidated $35.9 million of investments in ARS for cash at par, and we completed the acquisitions of all of the capital stock of VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster. The combined purchase price was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million. We also paid approximately $2.2 million for land in Lubbock, Texas, which is related to the office development and purchased software for internal use for approximately $600,000. Capital expenditures and acquisitions were funded from cash generated from operations.
Financing activities used cash of $664,000 in the six months ending June 30, 2009 compared to $11.0 million in the same period for 2008. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity. These purchases were funded by short-term borrowings as well as cash from operations.
During the six months ended June 30, 2009, we purchased 715,000 shares of our common stock for an aggregate purchase price of $8.9 million. At June 30, 2009, we had authorization to repurchase up to 2.8 million additional shares of Tyler common stock. A summary of the repurchase activity during the six months ended June 30, 2009 is as follows:

		Additional number of		Maximum number of
	Total number of	shares authorized		shares that may be
	shares	that may be	Average price	repurchased under
(Shares in thousands)	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	266	—	$11.93	1,232
February 1 through February 28	233	—	12.87	999
March 1 through March 31	208	—	12.79	791
April 1 through April 30	—	—	—	791
Additional authorization by the board of directors	—	2,000	—	2,791
May 1 through May 31	—	—	—	2,791
June 1 through June 30	8	—	15.28	2,783

Total six months ended June 30, 2009	715	2,000	$12.52

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008 and May 2009. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
We made federal and state income tax payments, net of refunds of $8.6 million in the six months ended June 30, 2009 compared to $6.5 million in the comparable prior year.
In July 2009, we paid $700,000 in cash for the acquisition of certain assets of Parker-Lowe and Associates (“PLA”). PLA provides scanning and retrieval software and related services for the land record and social services offices in local governments in North Carolina.
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
From time to time we engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital; we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how such acquisitions may be financed.
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
All of our ARS are reflected at estimated fair value in the balance sheet at June 30, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” However, due to the financial market crisis, the auction events for most of these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of June 30, 2009, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized loss on our ARS of $36,000, net of related tax effects of $19,000 in the six months ended June 30, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of June 30, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We liquidated $1.7 million ARS for cash at par during the six months ended June 30, 2009. We also liquidated $25,000 for cash at par subsequent to June 30, 2009. Based on our cash and cash equivalents balance of $9.4 million, expected operating cash flows and liquidation of $1.7 million of ARS during the six months ended June 30, 2009, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the first six months of 2009, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None

ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 14, 2009. The results of the matters voted on at the meeting are as follows:
     With respect to the election of directors, shares were voted as follows:

	Number of	Number of Votes
Nominee	Votes For	Withheld
Donald R. Brattain	30,817,530	451,868
J. Luther King, Jr.	29,502,216	1,767,182
John S. Marr, Jr.	30,356,744	912,654
G. Stuart Reeves	29,504,682	1,764,716
Michael D. Richards	29,488,235	1,781,163
Dustin R. Womble	30,260,124	1,009,274
John M. Yeaman	29,461,570	1,807,828
With respect to the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2009, votes were as follows:

For	Withheld	Abstain
31,125,667	131,970	11,761
ITEM 5. Other Information
None
ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: July 28, 2009