Form 10-Q
period 2009-09-30
TYLER TECHNOLOGIES INC
filed 2009-10-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑
The number of shares of common stock of registrant outstanding on October 26, 2009 was 34,979,831.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Software licenses	$10,167	$11,372	$30,835	$31,646
Subscriptions	4,558	3,526	12,694	10,503
Software services	20,383	18,600	60,945	54,973
Maintenance	32,744	28,353	92,106	79,102
Appraisal services	4,692	5,289	14,638	14,249
Hardware and other	1,788	1,497	4,851	5,084

Total revenues	74,332	68,637	216,069	195,557

Cost of revenues:
Software licenses	1,366	2,071	4,075	6,838
Acquired software	369	472	1,042	1,369
Software services, maintenance and subscriptions	35,259	31,988	102,520	93,555
Appraisal services	2,851	3,098	9,211	9,269
Hardware and other	1,252	1,058	3,697	3,684

Total cost of revenues	41,097	38,687	120,545	114,715

Gross profit	33,235	29,950	95,524	80,842

Selling, general and administrative expenses	17,114	15,985	51,608	46,155
Research and development expense	2,973	1,416	8,047	5,485
Amortization of customer and trade name intangibles	685	612	2,034	1,770
Non-cash legal settlement related to warrants	—	—	—	9,045

Operating income	12,463	11,937	33,835	18,387

Other (expense) income, net	(42)	398	(119)	1,044

Income before income taxes	12,421	12,335	33,716	19,431
Income tax provision	4,946	5,976	13,362	9,700

Net income	$7,475	$6,359	$20,354	$9,731

Earnings per common share:
Basic	$0.21	$0.17	$0.58	$0.26

Diluted	$0.20	$0.16	$0.56	$0.25

Basic weighted average common shares outstanding	35,118	38,474	35,226	38,093
Diluted weighted average common shares outstanding	36,487	40,019	36,559	39,626
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,895	$1,762
Restricted cash equivalents	6,000	5,082
Short-term investments available-for-sale	—	775
Accounts receivable (less allowance for losses of $2,100 in 2009 and $2,115 in 2008)	85,613	76,989
Prepaid expenses	7,766	8,602
Other current assets	1,767	1,444
Deferred income taxes	2,555	2,570

Total current assets	105,596	97,224

Accounts receivable, long-term portion	483	197
Property and equipment, net	31,961	26,522
Non-current investments available-for-sale	2,097	3,779

Other assets:
Goodwill	90,258	88,791
Customer related intangibles, net	26,138	27,438
Software, net	4,717	5,112
Trade name, net	2,155	2,471
Sundry	224	227

	$263,629	$251,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,186	$2,617
Accrued liabilities	25,123	22,913
Short-term revolving line of credit	2,101	8,000
Deferred revenue	99,670	95,773
Income taxes payable	—	166

Total current liabilities	131,080	129,469

Deferred income taxes	8,092	8,030

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2009 and 2008	481	481
Additional paid-in capital	153,000	151,245
Accumulated other comprehensive loss, net of tax	(359)	(387)
Retained earnings	70,848	50,494
Treasury stock, at cost; 13,192,620 and 12,333,549 shares in 2009 and 2008, respectively	(99,513)	(87,571)

Total shareholders’ equity	124,457	114,262

	$263,629	$251,761

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$20,354	$9,731
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,065	8,989
Non-cash legal settlement related to warrants	—	9,045
Share-based compensation expense	3,653	2,719
Excess tax benefit from exercise of shared-based arrangements	(525)	(560)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(8,572)	63
Income tax payable	318	(412)
Prepaid expenses and other current assets	1,294	515
Accounts payable	1,569	(833)
Accrued liabilities	2,474	3,555
Deferred revenue	3,619	12,587

Net cash provided by operating activities	31,249	45,399

Cash flows from investing activities:
Proceeds from sales of investments	2,500	44,565
Purchases of investments	—	(8,625)
Cost of acquisitions, net of cash acquired	(2,934)	(23,868)
Additions to property and equipment	(8,632)	(17,375)
Acquired lease	—	(1,387)
Increase in restricted investments	(918)	(620)
Decrease (increase) in other	11	(38)

Net cash used by investing activities	(9,973)	(7,348)

Cash flows from financing activities:
Decrease in net borrowings on revolving credit facility	(5,899)	—
Purchase of treasury shares	(18,263)	(28,968)
Contributions from employee stock purchase plan	1,069	872
Proceeds from exercise of stock options	1,425	1,617
Excess tax benefits from exercise of share-based arrangements	525	560
Warrant exercise in connection with legal settlement	—	2,005

Net cash used by financing activities	(21,143)	(23,914)

Net increase in cash and cash equivalents	133	14,137
Cash and cash equivalents at beginning of period	1,762	9,642

Cash and cash equivalents at end of period	$1,895	$23,779

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2009 and December 31, 2008 and operating result amounts are for the three and nine months ended September 30, 2009 and 2008, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2008. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Although we have a number of operating divisions, separate segment data has not been presented as they meet the criteria set forth in the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 280, Segment Reporting, to be presented as one segment.
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
We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of the Construction — Type and Production — Type Contracts as discussed in FASB ASC 605-35.
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
For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to insure we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method”, in compliance with FASB ASC 985-605, Software Revenue Recognition, in accounting for any element of a multiple element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.
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
For ASP and other hosting arrangements, we evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by FASB ASC 605-25, Multiple Element Arrangements and FASB ASC 985-605, Software Revenue Recognition, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, hosting fees are recognized on a monthly basis over the term of the contract commencing when the customer has access to the software. For professional services associated with hosting arrangements that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to FASB ASC 985-605, Software Revenue Recognition.
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
(3) Acquisitions
On July 16, 2009, we completed the acquisition of certain assets of KPL, Inc. d/b/a Parker-Lowe & Associates (“Parker-Lowe”) for $700,000 in cash. Parker-Lowe provides scanning and retrieval software and related services for land record and social services offices in local governments primarily in the North Carolina area. This acquisition was accounted for as a purchase of a business.
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
In connection with these transactions we acquired total tangible assets of approximately $480,000 and assumed total liabilities of approximately $835,000, including $450,000 for contingent consideration. We recorded goodwill of approximately $1.3 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $820,000. The $820,000 of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 7 years. Our balance sheet as of September 30, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.
The operating results of these acquisitions are included in our results of operations since the date of acquisition.
In the nine months ended September 30, 2009, we also paid approximately $1.1 million for certain software assets to compliment our tax and appraisal solutions and our student information management solutions.
(4) Financial Instruments
Assets recorded at fair value in the balance sheet as of September 30, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by the FASB ASC 820, Fair Value Measurements and Disclosures, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets are as follows:
Level 1	— Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	— Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	— Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at September 30, 2009:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,895	$7,895	$—	$—
Non-current investments available-for-sale	2,097	—	—	2,097

Total	$9,992	$7,895	$—	$2,097

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS have maturities ranging from 23 to 33 years.
The par and carrying values, and related cumulative unrealized loss for our ARS as of September 30, 2009 are as follows:

		Temporary	Carrying
	Par Value	Impairment	Value
Investments available-for-sale	$2,650	$553	$2,097
All of our ARS are reflected at estimated fair value in the balance sheet at September 30, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1. However, due to the financial market crisis the auction events for these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized gain on our ARS of $28,000, net of related tax effects of $15,000 in the nine months ended September 30, 2009, which is included in accumulated other comprehensive loss on our balance sheet. The unrealized gain includes the impact of adjusting previously recorded unrealized losses of approximately $120,000, net of related tax effects of $65,000 as of December 31, 2008 for several ARS which were subsequently redeemed for $2.5 million at par during the nine months ended September 30, 2009. As of September 30, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. Based on our cash and cash equivalents balance of $7.9 million, expected operating cash flows, availability under our revolving credit agreement, and liquidation of $2.5 million of ARS during the nine months ended September 30, 2009, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2009:

Balance as of December 31, 2008	$3,779
Transfers into level 3	—
Transfers out of level 3	—
Unrealized losses included in accumulated other comprehensive loss	(46)

Balance as of March 31, 2009	3,733
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales, issuances and settlements	(900)
Unrealized losses included in accumulated other comprehensive loss	(8)

Balance as of June 30, 2009	2,800
Transfers into level 3	—
Transfers out of level 3	—
Purchases, sales, issuances and settlements	(800)
Unrealized gains included in accumulated other comprehensive loss	97

Balance as of September 30, 2009	$2,097

(5) Shareholders’ Equity
The following table details activity in our common stock:

	Nine months ended September 30,
	2009		2008
	Shares	Amount	Shares	Amount
Purchases of common stock	(1,235)	$(17,000)	(2,194)	$(31,322)
Stock option exercises	285	1,425	325	1,617
Employee stock plan purchases	91	1,074	78	892
Shares issued for acquisitions	—	—	196	2,863
Warrant exercises in connection with legal settlement	—	—	802	11,050
As of September 30, 2009 we have authorization from our board of directors to repurchase up to 2.3 million additional shares of Tyler common stock.
(6) Short-Term Revolving Line of Credit
In October 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement which originally matured October 19, 2009. The Credit Facility provided for total borrowings of up to $25.0 million and a $6.0 million Letter of Credit facility. Borrowings bore interest at a rate of either LIBOR plus 1% or prime rate minus 1.5%. As of September 30, 2009, our effective interest rate was 1.47% under the Credit Facility. The effective average interest rate for borrowings during both the three and nine months ended September 30, 2009 was also 1.47%. The Credit Facility is secured by substantially all of our personal property and requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we can purchase and limits incurrence of additional indebtedness and liens. As of September 30, 2009, we were in compliance with those covenants.

As of September 30, 2009, we had outstanding borrowings of $2.1 million and unused borrowing capacity of $21.6 million under the Credit Facility. In addition, as of September 30, 2009, our bank had issued outstanding letters of credit totaling $7.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $6.0 million and $1.3 million of our available borrowing capacity and expire through mid-2010. The carrying amount of the Credit Facility approximates fair value due to the short-term nature of the instrument.
On October 19, 2009, we amended and extended the related pledge and security agreement. The Credit Facility now matures October 18, 2010 and provides for total borrowings of up to $25.0 million and a $10.0 million Letter of Credit facility which can either be cash collateralized or issued using availability under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either the Wall Street Journal prime rate minus .5% or the 30, 60 or 90-day LIBOR rate plus 2%; however, a minimum interest rate of 3.25% will apply.
(7) Income Tax Provision
For the three and nine months ended September 30, 2009, we had an effective income tax rate of 39.8% and 39.6%, respectively, compared to 48.4% and 49.9% for the three and nine months ended September 30, 2008, respectively. The prior year effective tax rate included the impact of a non-cash legal settlement related to warrants charge of $9.0 million in 2008, which was not deductible. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $13.2 million in the nine months ended September 30, 2009, compared to $10.1 million in net payments for the same period of the prior year.
(8) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:

Net income	$7,475	$6,359	$20,354	$9,731

Denominator:

Weighted-average basic common shares outstanding	35,118	38,474	35,226	38,093
Assumed conversion of dilutive securities:
Stock options	1,369	1,545	1,333	1,533

Denominator for diluted earnings per share — Adjusted weighted-average shares	36,487	40,019	36,559	39,626

Earnings per common share:
Basic	$0.21	$0.17	$0.58	$0.26

Diluted	$0.20	$0.16	$0.56	$0.25

For both the three and nine months ended September 30, 2009 stock options representing the right to purchase common stock of 2.7 million shares were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2008, stock options representing the right to purchase common stock of 2.1 million shares and 1.3 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(9) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of operations, pursuant to FASB ASC 718, Stock Compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of software services, maintenance and subscriptions	$139	$100	$393	$250
Selling, general and administrative expense	1,149	998	3,260	2,469

Total share-based compensation expense	$1,288	$1,098	$3,653	$2,719

(10) Commitments and Contingencies
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. On September 22, 2009, the Court granted Plaintiffs’ motion to provide for additional email notice to potential plaintiffs and to extend the “opt in” period for an additional thirty days. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(11) Recent Accounting Pronouncements
Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 105-10, Generally Accepted Accounting Principles (“FASB ASC 105-10”). FASB ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.
On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in FASB ASC 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. We are currently evaluating the impact of EITF 08-1 on our financial position, results of operations, cash flows, and disclosures.
(12) Subsequent Events
We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. We performed this evaluation through October 29, 2009, the date on which we issued our financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) economic, political and market conditions, including the recent global economic and financial crisis, and the general tightening of access to debt or equity capital; (2) our ability to achieve our financial forecasts due to various factors, including project delays by our customers, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (3) changes in the budgets or regulatory environments of our customers, primarily local and state governments, that could negatively impact information technology spending; (4) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (5) our ability to successfully complete acquisitions and achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (6) competition in the industry in which we conduct business and the impact of competition on pricing, customer retention and pressure for new products or services; (7) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (8) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in our filings with the Securities and Exchange Commission, including the detailed “Risk Factors” contained in our most recent annual report on Form 10-K. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
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
On July 16, 2009, we completed the acquisition of certain assets of KPL, Inc. d/b/a Parker-Lowe & Associates (“Parker-Lowe”) for $700,000 in cash. Parker-Lowe provides scanning and retrieval software and related services for land record and social services offices in local governments primarily in the North Carolina area.
In the nine months ended September 30, 2009, we have also paid approximately $1.1 million for various software assets to compliment our tax and appraisal solutions and our student information management solutions. See Note 3 in the Notes to the Unaudited Condensed Financial Statements.
As of September 30, 2009, our total employee count increased to 1,979 from 1,938 at September 30, 2008.

Outlook
The financial market crisis has continued to disrupt credit and equity markets worldwide in 2009. Local and state governments may face financial pressures that could in turn affect our growth rate and operating results in 2009. We are closely monitoring market conditions and the potential impact on our business.
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
ANALYSIS OF RESULTS OF OPERATIONS
     Revenues
     The following table sets forth the key components of our revenues for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2009	Total	2008	Total	(Decrease)	2009	Total	2008	Total	(Decrease)

Software licenses	$10,167	14%	$11,372	17%	(11)%	$30,835	14%	$31,646	16%	(3)%
Subscription	4,558	6	3,526	5	29	12,694	6	10,503	5	21
Software services	20,383	28	18,600	27	10	60,945	28	54,973	28	11
Maintenance	32,744	44	28,353	41	15	92,106	43	79,102	41	16
Appraisal services	4,692	6	5,289	8	(11)	14,638	7	14,249	7	3
Hardware and other	1,788	2	1,497	2	19	4,851	2	5,084	3	(5)

Total revenues	$74,332	100%	$68,637	100%	8%	$216,069	100%	$195,557	100%	10%

Software licenses. Software license revenues consist of the following components for the periods presented as of September 30:

	Third Quarter				%	Nine Months				%
		% of		% of	Increase/		% of		% of	Increase/
($ in thousands)	2009	Total	2008	Total	(Decrease)	2009	Total	2008	Total	(Decrease)

Financial management and education	$5,346	53%	$6,452	57%	(17)%	$17,579	57%	$21,023	66%	(16)%
Courts and justice	3,607	35	3,914	34	(8)	9,999	32	7,754	25	29
Appraisal and tax and other	1,214	12	1,006	9	21	3,257	11	2,869	9	14

Total software license revenues	$10,167	100%	$11,372	100%	(11)%	$30,835	100%	$31,646	100%	(3)%

In the three months ended September 30, 2009, we signed 17 new large contracts with average software license fees of approximately $411,000 compared to 16 new large contracts signed in the three months ended September 30, 2008 with average software license fees of approximately $215,000. In the nine months ended September 30, 2009, we signed 47 new large contracts with average software license fees of approximately $339,000 compared to 50 new large contracts signed in the nine months ended September 30, 2008 with average software license fees of approximately $310,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed Financial Statements.
Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions for three and nine months ended September 30, 2009 declined $1.1 million and $3.4 million, respectively, compared to the prior year periods due to several factors. In the past few months our sales cycle to negotiate and close contracts which have reached the request for proposal phase has lengthened slightly. The software installation period for most of our financial management and education solutions is relatively short and delays in the timing of signing new contracts will impact our results in the short term. In addition, a few contracts have included requirements to construct interfaces to existing systems or other essential functionality which results in recognizing revenue over a longer period of time. We have also entered into a few contract arrangements with extended payment terms which negatively impacted the amount of software license revenue we could recognize in the three months ended September 30, 2009. We currently expect software license revenues for the three months ended December 31, 2009 to be comparable to the prior year period.
In addition, we acquired a student information and financial management solution for K-12 schools in August 2008, which contributed approximately $189,000 and $940,000 to software license revenues for the three and nine months ended September 30, 2009, respectively.
•	Software license revenue related to our courts and justice software solutions for three months ended September 30, 2009 declined $307,000 compared to the three months ended September 30, 2008 mainly because the prior year period included $1.7 million from one contract which had been deferred in accordance with the terms of the contract. Courts and justice software license revenue increased $2.2 million for the nine months ended September 30, 2009 compared to the prior year period. Both year-to-date periods included approximately $1.7 million from contracts which had been deferred in accordance with the terms of these contracts. Courts and justice software license revenues increased due to contract arrangements that included more software license revenue than in the comparable prior year periods and from improved installation processes as our primary courts and justice solution matures.
Subscriptions. Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings as well as existing customers who converted to our ASP model provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services. In June 2008, as a result of changes in its technology organization, one customer terminated its ASP arrangement with us and elected, as provided in the ASP contract, to purchase the software instead. This contract contributed approximately $450,000 of subscription revenue in each of the first two quarters of 2008.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprise approximately 50% of our software services revenue in the periods presented, increased 9% and 12% compared to the three and nine months ended September 30, 2008, respectively. This increase was driven in part by additions to our implementation and support staff as well as leverage in the utilization of our implementation and support staff. In addition, our revenue mix included more contracts with larger customers than the prior year period. Contracts with large customers generally require more project management and consulting services.

In addition, we acquired a student information and financial management solution for K-12 schools in August 2008, which contributed approximately $265,000 and $831,000 to software service revenues for the three and nine months ended September 30, 2009, respectively.
•	Software services revenue related to courts and justice solutions comprise approximately 30% of our software services revenues in the periods presented and increased 4% and 17% compared to the three and nine months ended September 30, 2008, respectively. These increases reflect our increased capacity to deliver backlog following additions to our implementation and support staff beginning mid-2008 and slightly higher rates on some arrangements.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 15% and 16% for the three and nine months ended September 30, 2009, respectively compared to the prior year periods. Maintenance and support services grew 13% and 14% for the three and nine months ended September 30, 2009, respectively, excluding the impact of acquisitions completed in the prior twelve months. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.
Appraisal services. Appraisal services revenue declined 11% for the three months ended September 30, 2009 compared to the prior year period and rose 3% for the nine months ended September 30, 2009 compared to the prior year period. The appraisal services business is somewhat cyclical and driven in part by scheduled revaluation cycles in various states. We substantially completed several large appraisal projects mid-2009. We began implementing several new revaluation contracts in the three months ended September 30, 2009.
      Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues, and those components stated as a percentage of related revenues for the periods presented as of September 30:

	Third Quarter				Nine Months
		% of		% of		% of		% of
		Related		Related		Related		Related
($ in thousands)	2009	Revenues	2008	Revenues	2009	Revenues	2008	Revenues

Software licenses	$1,366	13%	$2,071	18%	$4,075	13%	$6,838	22%
Acquired software	369	4	472	4	1,042	3	1,369	4
Software services, maintenance and subscriptions	35,259	61	31,988	63	102,520	62	93,555	65
Appraisal services	2,851	61	3,098	59	9,211	63	9,269	65
Hardware and other	1,252	70	1,058	71	3,697	76	3,684	72

Total cost of revenue	$41,097	55%	$38,687	56%	$120,545	56%	$114,715	59%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter			Nine Months
Gross Margin percentages	2009	2008	Change	2009	2008	Change

Software licenses and acquired software	82.9%	77.6%	5.3%	83.4%	74.1%	9.3%
Software services, maintenance and subscriptions	38.9	36.6	2.3	38.1	35.3	2.8
Appraisal services	39.2	41.4	(2.2)	37.1	34.9	2.2
Hardware and other	30.0	29.3	0.7	23.8	27.5	(3.7)

Overall gross margin	44.7%	43.6%	1.1%	44.2%	41.3%	2.9%

Software licenses. Amortization expense for capitalized development costs on certain software products comprises approximately 15% of our cost of software license revenues in the three and nine months ended September 30, 2009, compared to approximately 47% of our cost of software license in the three and nine months ended September 30, 2008. The remaining balance is made up of third party software costs. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
For the three and nine months ended September 30, 2009, our software license gross margin percentage rose significantly compared to the prior year periods because several products became fully amortized in late 2008, as did software acquired related to a significant acquisition in December 2003.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three and nine months ended September 30, 2009, the software services, maintenance and subscriptions gross margin increased 2.3% and 2.8%, respectively from the prior year periods partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 20 employees since September 30, 2008 in order to expand our capacity to implement our contract backlog. The software services, maintenance and subscription-based services gross margin also benefited from slightly higher rates for certain services.
In addition, for the nine months ended September 30, 2008, the gross margin included a benefit of approximately .6% which reflected the impact of revenue which had been deferred pending final acceptance on a certain contract. There were no related costs associated with this revenue in 2008.
Appraisal services. Our appraisal gross margin for the three months ended September 30, 2009 declined compared to the prior year period. We substantially completed several large appraisal contracts mid-year 2009 but did not reduce our workforce because we expect to ramp up efforts on several new revaluations which began mid-year. Our appraisal gross margin for the nine months ended September 30, 2009 increased compared to the prior year period as the result of cost savings and operational efficiencies experienced on an unusually complex project.
Our blended gross margins for the three and nine months ended September 30, 2009 were higher than the prior year due to lower amortization expense of software development costs described above. The gross margin for both periods also benefited from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services.
      Selling, General and Administrative Expenses
The following table sets forth a comparison of our selling, general and administrative (“SG&A”) expenses for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Selling, general and administrative expenses	$17,114	$15,985	$1,129	7%	$51,608	$46,155	$5,453	12%

Percent of revenues	23.0%	23.3%			23.9%	23.6%
SG&A as a percentage of revenues for the nine months ended September 30, 2009 grew slightly from the prior year period. For the nine months ended September 30, 2009, the increase in SG&A expenses was comprised of higher stock compensation expense, commission costs as well as marketing expenses. Marketing expenses in the three months ended September 30, 2009 include costs associated with the launch of a new corporate branding initiative.

      Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Research and development expense	$2,973	$1,416	$1,557	110%	$8,047	$5,485	$2,562	47%

Percent of revenues	4.0%	2.1%			3.7%	2.8%
Research and development expense consist mainly of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In January 2007, we entered into a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In the nine months ended September 30, 2009 and 2008, we offset our research and development expense by $2.6 million and $987,000, respectively, which were the amounts earned under the terms of our agreement with Microsoft. We amended this agreement in September 2008 to define the scope of reimbursable development through the balance of the project and now expect to offset research and development expense by approximately $850,000 each quarter through the end of 2010. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.
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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Amortization of customer and trade name intangibles	$685	$612	$73	12%	$2,034	$1,770	$264	15%
In the nine months ended September 30, 2009, we completed several acquisitions and purchased certain software assets to compliment our tax and appraisal solutions and our student information management solutions. These transactions increased amortizable customer and trade name intangibles by approximately $625,000. This amount will be amortized over approximately 10 years.

     Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2009	2008	$	%	2009	2008	$	%
Income tax provision	$4,946	$5,976	$(1,030)	(17)%	$13,362	$9,700	$3,662	38%

Effective income tax rate	39.8%	48.4%			39.6%	49.9%
Our effective income tax rate decreased compared to the prior year periods due to a non-cash legal settlement in June 2008 related to warrants charge of $9.0 million, which was not deductible. The effective income tax rates for the three and nine months ended September 30, 2009 and 2008 were different from the statutory United States federal income tax rate of 35% primarily due to a non-cash legal settlement related to warrants charge which was not deductible, as well as state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2009, we had cash and cash equivalents (including restricted cash equivalents) of $7.9 million and investments of $2.1 million, compared to cash and cash equivalents (including restricted cash equivalents) of $6.8 million and investments of $4.6 million at December 31, 2008. As of September 30, 2009, we had outstanding borrowings of $2.1 million and unused borrowing capacity of $21.6 million under our revolving line of credit. In addition, as of September 30, 2009, we had issued outstanding letters of credit totaling $7.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $6.0 million and $1.3 million of our available borrowing capacity and expire through mid-2010.
The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2009	2008
Cash flows provided by (used by):
Operating activities	$31,249	$45,399
Investing activities	(9,973)	(7,348)
Financing activities	(21,143)	(23,914)

Net increase in cash and cash equivalents	$133	$14,137

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

Operating Activities
For the nine months ended September 30, 2009, operating activities provided net cash of $31.2 million, primarily generated from net income of $20.4 million, non-cash depreciation and amortization charges of $7.1 million, non-cash share-based compensation expense of $3.7 million, offset by a small increase in net operating assets of $700,000. Net cash provided by operating activities declined approximately $14.1 million due to several factors. Accounts receivable as of September 30, 2009 included several large milestone and retainer billings. In addition maintenance billing activity in the three months ended September 30, 2009 was higher than the comparable prior year period due to an increased number of customers and a slight change in our maintenance billing cycle which shifted some maintenance billing from the second quarter to the third quarter. Cash from operations in the prior year period included several unusually large advance payments from customers. We did not have any similar-sized advance payments from customers in 2009.
Our days sales outstanding (“DSO”) was 104 days at September 30, 2009, 99 days at December 31, 2008 and 87 days at September 30, 2008. Our maintenance billing cycles typically peak at their highest level in December and June of each year and are followed by collections in the subsequent quarter. As a result our DSO usually declines in the third quarter compared to the fourth quarter. However, our DSO remained higher than December due to several large milestone billings in the third quarter for which the revenue will be recognized in future periods as well as a slight change in our maintenance billing cycle which shifted some maintenance billing from the second quarter to the third quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Our investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. All of our ARS are reflected at estimated fair value in the balance sheet at September 30, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 as discussed in FASB ASC 820, Fair Value Measurements and Disclosures. However, due to the financial market crisis, the auction events for these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of September 30, 2009, utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized gain on our ARS of $28,000, net of related tax effects of $15,000 in the nine months ended September 30, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of September 30, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We liquidated $2.5 million ARS for cash at par during the nine months ended September 30, 2009. Based on our cash and cash equivalents balance of $7.9 million, expected operating cash flows, availability under our revolving credit agreement, and liquidation of $2.5 million of ARS during the nine months ended September 30, 2009, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Investing activities used cash of $10.0 million in the nine months ending September 30, 2009 compared to $7.3 million for the same period in 2008. In connection with plans to consolidate workforces and support planned long-term growth, we paid $6.8 million for construction of an office building in Lubbock, Texas and expect to pay an additional $5.0 million in the next three months to complete this construction. In the nine months ended September 30, 2009, we also liquidated $2.5 million of investments in ARS for cash at par. We also completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. for $1.1 million in cash, paid $700,000 in cash for certain assets of KPL, Inc. d/b/a Parker-Lowe & Associates and acquired various software assets for $1.1 million in cash. In the comparable prior year period, we liquidated $35.9 million of short-term investments in ARS for cash at par, and we completed the acquisitions of School Information Systems, Inc., VersaTrans Solutions Inc., and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster. The combined purchase price, excluding cash acquired and including transaction costs, was approximately $23.9 million in cash and approximately 196,000 shares of Tyler common stock valued at $2.9 million. We also paid $2.5 million primarily for land in Lubbock, Texas in connection with a planned office development and paid $12.7 million for an office building, land, and a related tenant lease in Yarmouth, Maine. Capital expenditures and acquisitions were funded from cash generated from operations.
Financing activities used cash of $21.1 million in the nine months ending September 30, 2009 compared to $23.9 million in the same period for 2008. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity. These purchases were funded by short-term borrowings as well as cash from operations.
During the nine months ended September 30, 2009, we purchased 1.2 million shares of our common stock for an aggregate purchase price of $17.0 million. At September 30, 2009, we had authorization to repurchase up to 2.3 million additional shares of Tyler common stock. A summary of the repurchase activity during the nine months ended September 30, 2009 is as follows:

		Additional number		Maximum number of
	Total number	of shares authorized		shares that may be
	of shares	that may be	Average price	repurchased under
(Shares in thousands)	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	266	—	$11.93	1,232
February 1 through February 28	233	—	12.87	999
March 1 through March 31	208	—	12.79	791
April 1 through April 30	—	—	—	791
Additional authorization by the board of directors	—	2,000	—	2,791
May 1 through May 31	—	—	—	2,791
June 1 through June 30	8	—	15.28	2,783
July 1 through July 31	35	—	15.28	2,748
August 1 through August 31	485	—	15.50	2,263
September 1 through September 30	—	—	—	2,263

Total nine months ended September 30, 2009	1,235	2,000	$13.77

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008 and May 2009. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
We made federal and state income tax payments, net of refunds of $13.2 million in the nine months ended September 30, 2009 compared to $10.1 million in the comparable prior year.
Excluding acquisitions, we anticipate that 2009 capital spending will be between $14.0 million and $15.0 million. Approximately $12.0 million of these expenditures will be incurred to complete the construction of an office building in Lubbock, Texas. The remainder of our 2009 expenditures is primarily related to computer equipment and software for infrastructure expansions. We currently do not expect to capitalize significant amounts related to software development in 2009, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2009 is expected to be funded from existing cash balances, cash flows from operations and our revolving line of credit.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. Our investments available-for-sale consist of auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities.
All of our ARS are reflected at estimated fair value in the balance sheet at September 30, 2009. In prior periods, due to the auction process which took place every 28 to 35 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 as discussed in FASB ASC 820 Fair Value Measurements and Disclosures. However, due to the financial market crisis, the auction events for most of these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of September 30, 2009, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after tax temporary unrealized gain on our ARS of $28,000, net of related tax effects of $15,000 in the nine months ended September 30, 2009, which is included in accumulated other comprehensive loss on our balance sheet. As of September 30, 2009, we have continued to earn and collect interest on all of our ARS. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating between A and AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, we do not plan to sell any of the ARS prior to maturity at an amount below the original purchase value and, at this time, do not deem it probable that we will receive less than 100% of the principal and accrued interest. We liquidated $2.5 million ARS for cash at par during the nine months ended September 30, 2009. Based on our cash and cash equivalents balance of $7.9 million, expected operating cash flows, availability under our revolving credit agreement, and liquidation of $2.5 million of ARS during the nine months ended September 30, 2009, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We have classified these securities as non-current because we believe the market for these securities may take in excess of twelve months to fully recover. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former “customer support analysts,” “client liaisons,” “engineers,” “trainers,” and “education services specialists.” The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay since October 31, 2005, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. On September 22, 2009, the Court granted Plaintiffs’ motion to provide for additional email notice to potential plaintiffs and to extend the “opt in” period for an additional thirty days. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the first nine months of 2009, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
None

ITEM 6. Exhibits

Exhibit 4.1	Second Amendment to the Second Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N. A. dated August 21, 2009.

Exhibit 4.2	Third Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N. A. dated October 19, 2009.

Exhibit 4.3	First Amendment to the Second Amended and Restated Pledge and Security Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N. A. dated October 19, 2009.

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: October 27, 2009