Form 10-K
period 2009-12-31
TYLER TECHNOLOGIES INC
filed 2010-02-25
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐ NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $520,593,000 based on the reported last sale price of common stock on June 30, 2009, which is the last business day of the registrant’s most recently completed second fiscal quarter.
     The number of shares of common stock of the registrant outstanding on February 22, 2010 was 35,085,970.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 13, 2010.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide outsourced hosting for some of our applications at our data centers through an applications service provider (“ASP”) arrangement through our subscription-based services. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.
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
MARKET OVERVIEW
The state and local government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,000 counties, 36,000 cities and towns and 13,900 school districts. This market is also comprised of approximately 35,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.
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

Gartner estimates that state and local government IT spending will grow from $54.1 billion in 2010 to $62.8 billion in 2013, with local government accounting for $28.1 billion of IT spending in 2010 and $31.8 billion in 2013. The external services and software segments of the market, where our business is primarily focused, is expected to expand from $15.3 billion in 2010 to $18.5 billion in 2013.
PRODUCTS AND SERVICES
We provide a comprehensive and flexible suite of products and services that address the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from five primary sources:
•	sales of software licenses;

•	subscription-based arrangements;

•	software services;

•	maintenance and support; and

•	appraisal services.
We design, develop and market a broad range of software solutions to serve mission-critical “back-office” functions of local governments. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software solutions and services are generally grouped in three major areas:
•	Financial Management and Education;

•	Courts and Justice; and

•	Property Appraisal and Tax and Other.
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
A description of our suites of products and services follows:
Software Licenses
Financial Management and Education
Our financial management and education solutions are Enterprise Resource Planning systems for local governments, which integrate information across all facets of a client organization. Our financial management solutions include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial management systems include modules for general ledger, budget preparation, fixed assets, requisitions, purchase orders, bid management, accounts payable, contract management, accounts receivable, investment management, inventory control, project and grant accounting, work orders, job costing, GASB 34 reporting, payroll and human resources. All of our financial management systems are intended to conform to government auditing and financial reporting requirements and generally accepted accounting principles.

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
Courts and Justice
We offer a complete, fully integrated suite of judicial solutions designed to handle complex, multi-jurisdictional county or statewide implementations as well as single county systems. Our solutions help eliminate duplicate data entry, promote more effective business procedures and improve efficiency across the entire justice process.
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
Our law enforcement systems automate police and sheriff functions from dispatch and records management through booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data, including digital mug shots. Our systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, and automation of statistics and state and federal reporting. Our computer-aided dispatch/emergency 911 system tracks calls and the availability of emergency response vehicles, interfaces with local and state searches, and assists dispatchers with processing emergency situations. The law enforcement and jail management systems are fully integrated with prosecution and other court products that manage the entire judicial process.
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

We also offer a court case management solution that automates and tracks all aspects of municipal courts and offices. It is a fully integrated, graphical application that provides effective case management, document processing and cash/bond management. This system complies with all state reporting and conviction reports and includes electronic reporting and also integrates with certain of our financial management solutions and public safety solutions. Our public safety solution for municipalities includes more than thirty essential law enforcement, criminal investigation, and administration record management modules. The public safety solution manages information such as arrests and field interviews, traffic reports and citations, and incident and offense reports. It also supports multimedia files, photo lineups, multi-agency security and incident workflow and streamlines mandatory reporting to local, state and federal offices.
Property Appraisal and Tax and Other
We provide systems and software that automate the appraisal and assessment of real and personal property, including record keeping, mass appraisal, inquiry and protest tracking, appraisal and tax roll generation, tax statement processing, and electronic state-level reporting. These systems are image and video-enabled to facilitate the storage of and access to the many property-related documents and for the online storage of digital photographs of properties for use in defending values in protest situations. Other related tax applications are available for agencies that bill and collect taxes, including cities, counties, school tax offices, and special taxing and collection agencies. These systems support billing, collections, lock box operations, mortgage company electronic payments, and various reporting requirements.
We also offer a number of specialized software applications designed to help county governments enhance and automate courthouse operations. These systems record, scan and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). These applications include fully integrated imaging systems with batch and scan processing capabilities and fully integrated receipting and cashiering systems as well as Web-enabled public access.
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
Both in connections with the installation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training can be provided in our training centers, onsite at customers’ locations, or at meetings and conferences, and can be customized to meet customers’ requirements. The vast majority of our customers contract with us for training services, both to improve their employees’ proficiency and productivity and to fully utilize the functionality of our systems. Training services are generally billed on an hourly basis, along with travel and other expenses.
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
STRATEGY
Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
•	Provide high quality, value-added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•	Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, and filing court documents via the Internet. We believe that the addition of such features enhance the market appeal of our core products. Since 2001, we have also offered many of our software products under an ASP or other software as a subscription-based service model which we believe will, over time, have increasing appeal to local governments and will be expanded to include more applications. We have also increased our offerings of consulting and business process reengineering services.

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, Puerto Rico, and the United Kingdom, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve success in selling to larger customers.

•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of IT solutions and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which had revenues of $141.7 million in 2009. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:

☐	products and services to complement our existing offerings;

☐	entry into new markets related to local governments; and

☐	new customers and/or geographic expansion.
•	Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The co-development will broaden the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. In the fourth quarter of 2009 we expanded our co-development effort with Microsoft to include payroll, human resource and budget functionality. Microsoft Dynamics AX with public sector functionality will be sold in the United States and internationally through Microsoft’s distribution channels and is expected to be released in 2011. Tyler will also become an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and will sell the solutions directly into the government market. Tyler will receive license and maintenance royalties on direct and indirect sales of the solutions co-developed under this multi-year term relationship.
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
Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2009, approximately 43% of our revenue was attributable to ongoing support and maintenance agreements.
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
BACKLOG
At December 31, 2009, our estimated revenue backlog was approximately $233.1 million, compared to $249.8 million at December 31, 2008. The backlog represents signed contracts under which the products have not been delivered or the services have not been performed as of year-end. Approximately $169.9 million of the backlog is expected to be recognized during 2010.
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
EMPLOYEES
At December 31, 2009, we had 2,018 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.
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
The financial market crisis has continued to disrupt credit and equity markets worldwide. Local and state governments may face financial pressures that could in turn affect our growth rate in 2010. We cannot assure you local and state spending levels will be unaffected by the global credit crisis and if budget shortfalls occur they may negatively impact local and state information technology spending and could have a material adverse effect upon our business, operating results, and financial condition.
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
In addition, a significant portion of our growth has resulted from strategic acquisitions in new product and geographic markets. Although our focus is on internal growth, we will continue to identify and pursue strategic acquisitions and alliances with suitable candidates. Our future success will depend, in part, on our ability to successfully integrate future acquisitions and other strategic alliances into our operations. Acquisitions may involve a number of special risks, including diversion of management’s attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities, and amortization of certain acquired intangible assets. Some or all of these risks could have a material adverse effect on our business, financial condition, and results of operations. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions or alliances will be accomplished on favorable terms or will result in profitable operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We occupy a total of approximately 514,330 square feet of office space, 201,507 square feet of which we own. One of the office buildings we own (approximately 84,000 square feet) has been leased to third-party tenants. The lease agreements with respect to approximately 70% of this leased space expire in July 2011 and the remaining agreement expires in June 2013. Upon expiration of these agreements we expect to begin occupying the facility. We lease our principal executive office located in Dallas, Texas, as well as other offices for our operations in Colorado, Iowa, Maine, Ohio, Texas and Washington.
ITEM 3. LEGAL PROCEEDINGS.
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former telephone and remote customer support personnel (“Category 1”), computer hardware and software set up and maintenance personnel (“Category 2”), implementation personnel (“Category 3”), sales support personnel (“Category 4”), and quality assurance analysts (“Category 5”). The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees.
On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, the plaintiffs sent the court ordered notice to all current and former employees who worked in the foregoing job classifications at any time from June 23, 2006 until June 23, 2009. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. There are a total of 78 plaintiffs in the litigation consisting of the following: 31 in Category 1; 4 in Category 2; 39 in Category 3; 2 in Category 4; and 2 in Category 5.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2009, we had approximately 2,115 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,115 beneficial owners of our common stock.
The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

	High	Low
2008:
First Quarter	$14.70	$12.29
Second Quarter	15.97	13.33
Third Quarter	18.47	13.29
Fourth Quarter	15.17	9.79

2009:
First Quarter	$14.79	$11.35
Second Quarter	17.76	14.17
Third Quarter	17.62	14.51
Fourth Quarter	21.09	16.76

2010:
First Quarter (through February 22, 2010)	$21.52	$18.32
We did not pay any cash dividends in 2009 or 2008. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2009.

			Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding	plans (excluding securities
	warrants and rights as of	options, warrants	reflected in initial column as of
Plan Category	December 31, 2009	and rights	December 31, 2009)
Equity compensation plans approved by security shareholders:
Stock options	5,703,430	$11.12	176,378
ESPP	25,072	16.92	341,306
Equity compensation plans not approved by security shareholders	—	—	—

	5,728,502	$11.15	517,684

During 2009, we purchased approximately $1.2 million shares of our common stock for an aggregate purchase price of $17.0 million. A summary of the repurchase activity during 2009 is as follows:

		Additional		Maximum
		number of		number of shares
		shares		that may be
	Total number	authorized that	Average	repurchased
	of shares	may be	price paid	under current
Period	repurchased	repurchased	per share	authorization
Three months ended March 31	707,000	—	$12.49	791,000
Additional authorization by the board of directors	—	2,000,000	—	2,791,000
Three months ended June 30	8,000	—	15.28	2,783,000
Three months ended September 30	520,000	—	15.49	2,263,000
October 1 through October 31	—	—	—	2,263,000
November 1 through November 30	—	—	—	2,263,000
December 1 through December 31	—	—	—	2,263,000

Total year ended December 31, 2009	1,235,000	2,000,000	$13.77

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008 and May 2009. Our board of directors authorized the repurchase of an additional 2.0 million shares on May 14, 2009. As of December 31, 2009, we had remaining authorization to repurchase up to 2.3 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time. Our bank credit agreement contains restrictions on the amount of common stock we may purchase.

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
The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2004. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Tyler Technologies, Inc.	100	105.02	168.18	154.19	143.30	238.16
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 600 Information Technology Index	100	99.76	109.17	119.32	71.15	105.41

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA:
Revenues	$290,286	$265,101	$219,796	$195,303	$170,457
Costs and expenses:
Cost of revenues (1)	161,523	155,314	135,371	120,499	108,970
Selling, general and administrative expenses (1)	70,115	62,923	51,724	48,389	43,821
Research and development expense	11,159	7,286	4,443	3,322	2,421
Restructuring charge	—	—	—	—	1,260
Amortization of customer and trade name intangibles	2,705	2,438	1,478	1,318	1,266
Non-cash legal settlement related to warrants (2)	—	9,045	—	—	—

Operating income	44,784	28,095	26,780	21,775	12,719
Other (expense) income, net	(146)	1,181	1,800	1,080	906

Income from operations before income taxes	44,638	29,276	28,580	22,855	13,625
Income tax provision	17,628	14,414	11,079	8,493	5,432

Net income	$27,010	$14,862	$17,501	$14,362	$8,193

Net income per diluted share	$0.74	$0.38	$0.42	$0.34	$0.19

Weighted average diluted shares	36,624	39,184	41,352	41,868	42,075

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$42,941	$47,802	$34,111	$26,804	$21,187
Cash flows (used by) provided by investing activities	(13,658)	(9,554)	(34,275)	(24,326)	1,820
Cash flows used by financing activities	(21,349)	(46,128)	(7,406)	(5,999)	(14,847)

BALANCE SHEET DATA:
Total assets	$270,670	$251,761	$241,508	$220,276	$194,437
Shareholders’ equity	134,358	114,262	137,211	125,875	112,197

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Accounting Standards Codification 718, Stock Compensation, using the modified-prospective method. In 2009, 2008, 2007 and 2006, respectively, cost of revenues included $540,000, $364,000, $227,000 and $147,000 share-based compensation expense. Selling, general and administrative expenses in 2009, 2008, 2007 and 2006, respectively, included $4.5 million, $3.5 million, $2.1 million and $1.8 million share-based compensation expense. In accordance with the standard, results of operations for the year 2005 are reported under the previous accounting standard and no expense was recorded.

(2)	On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”). The Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) economic, political and market conditions, including the recent global economic and financial crisis, and the general tightening of access to debt or equity capital; (2) our ability to achieve our financial forecasts due to various factors, including project delays by our customers, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (3) changes in the budgets or regulatory environments of our customers, primarily local and state governments, that could negatively impact information technology spending; (4) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (5) our ability to successfully complete acquisitions and achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (6) competition in the industry in which we conduct business and the impact of competition on pricing, customer retention and pressure for new products or services; (7) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (8) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
OVERVIEW
General
We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as hosted solutions as well as property appraisal outsourcing services for taxing jurisdictions.
Our products generally automate three major functional areas:
•	Financial Management and Education;

•	Courts and Justice; and

•	Property Appraisal and Tax and Other.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
•	Revenues — We derive our revenues from five primary sources: sale of software licenses; subscription-based services; software services; maintenance and support; and appraisal services. Because the majority of the software we sell is “off-the-shelf,” increased sales of software products generally result in incrementally higher gross margins. Thus, the most significant driver to our business is the number and size of software license sales. In addition, new software license sales generally generate implementation services revenues as well as future maintenance and support revenues, which are a recurring revenue source. We also monitor our customer base and churn since our maintenance and support revenue should increase due to our historically low customer turnover. During 2009, approximately 43% of our revenue was attributable to ongoing support and maintenance agreements and our customer turnover was approximately 2%.

•	Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses, subscription-based services, and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2009, our total employee count increased to 2,018 from 1,940 at December 31, 2008. Approximately a third of these additions were to our implementation and support staff, including additions that increased our capacity to deliver our backlog.

•	Selling, General and Administrative (“SG&A”) Expenses — The primary components of SG&A expense are administrative and sales personnel salaries and commissions, marketing expense, share-based compensation expense, rent and professional fees. Sales commissions generally fluctuate with revenues but other administrative expenses tend to grow at a slower rate than revenues.

•	Liquidity and Cash Flows — The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and the discretionary purchases of treasury stock. In 2009, we purchased 1.2 million shares of our common stock for an aggregate purchase price of $17.0 million. We also paid $1.3 million for common stock repurchases accrued as of December 31, 2008. During 2009 we used cash of $2.9 million to acquire two companies and invested $12.4 million in property and equipment. Our investment in property and equipment included $9.4 million for an office building and we expect to pay the final retainage payment of $1.8 million for this office building by mid-2010. We also paid-down $8.0 million on our short-term revolving line of credit. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.
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
In connection with these transactions we acquired total tangible assets of approximately $480,000 and assumed total liabilities of approximately $835,000, including $450,000 for contingent consideration for which we have paid $38,000 as of December 31, 2009. We recorded goodwill of approximately $1.3 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $820,000. The $820,000 of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 9 years. Our balance sheet as of December 31, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.
The operating results of these acquisitions are included in our results of operations since the date of acquisition. We believe these acquisitions will complement our business by expanding our presence in certain geographic areas and adding to our customer base.
In the twelve months ended December 31, 2009, we also paid approximately $1.1 million for certain software assets to complement our tax and appraisal solutions and our student information management solutions.
Outlook
The financial market crisis has continued to disrupt credit and equity markets worldwide. Broad economic conditions remain uncertain and public sector entities continue to experience pressures that are reflected in longer than normal decision processes. Local and state governments may face financial pressures that could in turn affect our growth rate in the first quarter of 2010 and for the calendar year. While market conditions are not robust, we have great stability from the foundation of recurring revenues and high customer retention. Our base of recurring revenues from maintenance and support and subscription-based services is approximately

49% of total revenues. Consistent with our historical trends, we expect that first quarter 2010 earnings will not reach the level achieved in the fourth quarter of 2009, and will likely be below last years first quarter earnings. We also expect that in excess of 60% of our annual earnings will occur in the second half of 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, cost of revenues and expenses during the reporting period, and related disclosure of contingencies. The Notes to the Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the financial statements. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportionate performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense and valuation allowance for receivables. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. We recognize revenues in accordance with the provisions of Accounting Standards Codification (“ ASC”) 605, Revenue Recognition and ASC 985-605, Software Revenue Recognition. Our revenues are derived from sales of software licenses, subscription-based services, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or programming a minor feature the customer had in their prior software solution. These amounts have historically been nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, we review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
We use contract accounting, primarily the percentage-of-completion method, as discussed in ASC 605-35, Construction — Type and Certain Production — Type Contracts, for those software arrangements that involve significant production, modification or customization of the software, or where our software services are otherwise considered essential to the functionality of the software. We measure progress-to-completion primarily using labor hours incurred, or value added. In addition, we recognize revenue using the proportionate performance method of revenue recognition for our property appraisal projects, some of which can range up to five years. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known. In connection with these and certain other contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered and services performed in the event of an early termination.

For subscription-based services such as application service provider arrangements and other hosting arrangements, we evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605-25, Multiple Element Arrangements, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of ASC 605-55-121 and 122 with respect to arrangements that include the right to use software stored on another entity’s hardware on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, hosting fees are recognized on a monthly basis over the term of the contract commencing when the customer has access to the software. For professional services associated with hosting arrangements that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
Recoverability of goodwill is generally measured by a comparison of the carrying amount of an asset to its fair value, generally determined by estimated future net cash flows expected to be generated by the asset. We evaluate goodwill for impairment annually as of April, or more frequently if impairment indicators arise. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We have identified two reporting units for impairment testing. Our reporting units are the same as our reportable segments and consistent with the reporting units tested for impairment in prior years. Assets, liabilities and goodwill have been assigned to reporting units based on assets acquired and liabilities assumed as of the date of acquisition. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.
Recoverability of other intangible assets is generally measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets.
Our annual goodwill impairment analysis, which we performed during the second quarter of 2009, did not result in an impairment charge. During 2009 we did not identify any triggering events which would require an update to our annual impairment. A hypothetical 10% decrease in the fair value of either of our reporting units as of December 31, 2009 would have had no impact on the carrying value of our goodwill.
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
ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2009, 2008 and 2007.
2009 Compared to 2008
     Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($in thousands)	2009	Total	2008	Total	$	%
Software licenses	$42,131	15%	$41,490	16%	$641	2%
Subscriptions	17,181	6	14,374	5	2,807	20
Software services	80,405	28	74,997	28	5,408	7
Maintenance	124,512	43	107,458	41	17,054	16
Appraisal services	18,740	6	19,098	7	(358)	(2)
Hardware and other	7,317	2	7,684	3	(367)	(5)

Total revenues	$290,286	100%	$265,101	100%	$25,185	10%

Software licenses. Software license revenues consist of the following components for the following years ended December 31:

		% of		% of	Change
($in thousands)	2009	Total	2008	Total	$	%
Financial management and education	$25,708	61%	$29,124	70%	$(3,416)	(12)%
Courts and justice	13,801	33	10,128	24	3,673	36
Appraisal and tax and other	2,622	6	2,238	6	384	17

Total software license revenues	$42,131	100%	$41,490	100%	$641	2%

In 2009 we signed 74 large new contracts with average software license fees of approximately $307,000, compared to 72 large new contracts signed in 2008 with average software license fees of approximately $311,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular year, the year in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Notes to Financial Statements.
Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions declined $3.4 million compared to the prior year. We acquired several student information and financial management solutions for K-12 schools from January through August 2008. Excluding the impact of these acquisitions software license revenue would have declined $4.3 million. The decline was due to several factors. In 2009 our sales cycle to negotiate and close contracts which have reached the request for proposal phase lengthened slightly mainly due to budgetary constraints related to declining economic conditions. As a result the purchasing processes for some of our customers have been extended to include more approval and documentation requirements. The software installation period for most of our financial management and education solutions is relatively short and delays in the timing of signing new contracts will impact our results in the short term. In addition, a few contracts have included requirements to construct interfaces to existing systems or other essential functionality which results in recognizing revenue over a longer period of time. While we expect to continue to experience longer than normal sales cycles in 2010 and continued weakness through mid-2010, we currently expect financial management and education solutions software license revenues for 2010 to be slightly higher than 2009.

•	Software license revenue related to our courts and justice software solutions increased $3.7 million in 2009 compared to 2008. Both 2009 and 2008 included approximately $1.7 million of revenue from contracts which had been deferred in accordance with the terms of these contracts. Courts and justice software license revenues were higher in 2009 due to contract arrangements that included more software license revenue than in the comparable prior year periods, slight price increases and improved installation processes as our primary courts and justice solution matures. In addition approximately $1.0 million of the increase related to achieving certain milestones for several contracts. We do not expect similar large adjustments to courts and justice software solutions revenue in 2010 due to recognition of revenue previously deferred in accordance with contract language. Therefore we currently expect courts and justice software solutions software license revenue in 2010 to increase at a much slower rate compared to 2009.
Subscriptions. Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscription agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings as well as existing customers who converted to our ASP model provided the majority of the subscription revenue increase with the remaining increase due to slightly higher rates for disaster recovery services. In June 2008, as a result of changes in its technology organization, one customer terminated its ASP arrangement with us and elected, as provided in the ASP contract, to purchase the software instead. This contract contributed approximately $450,000 of subscription revenue in each of the first two quarters of 2008.
Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprise approximately 60% of our software services revenue in the periods presented, increased 5% compared to 2008. We acquired several student information and financial management solutions for K-12 schools from January through August 2008. Excluding the impact of these acquisitions, software services revenue increased 3%, which was mainly due to additions to our implementation and support staff as well as leverage in the utilization of our implementation and support staff.

•	Software services revenue related to courts and justice solutions comprise approximately 30% of our software services revenues in the periods presented and increased 21% compared to 2008. These increases reflect our increased capacity to deliver backlog following additions to our implementation and support staff and slightly higher rates on some arrangements. Also, increased contract volume in our municipal courts software solutions, primarily in Texas, generated higher related services revenue.
Maintenance. We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 16% in 2009 compared to 2008. Maintenance and support services grew 14% in 2009, excluding the impact of acquisitions. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.
Appraisal services. Appraisal services revenue declined 2% in 2009 compared to 2008. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. We substantially completed several large appraisal projects mid-2009. We began several new revaluation contracts late 2009 and as a result currently expect appraisal revenues to increase slightly in 2010.

     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	Change
($in thousands)	2009	revenues	2008	revenues	$	%
Software licenses	$5,440	13%	$9,224	22%	$(3,784)	(41)%
Acquired software	1,411	3	1,799	4	(388)	(22)
Software services, maintenance and subscriptions	137,199	62	126,247	64	10,952	9
Appraisal services	11,518	61	12,251	64	(733)	(6)
Hardware and other	5,955	81	5,793	75	162	3

Total cost of revenues	$161,523	56%	$155,314	59%	$6,209	4%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented for the following years ended December 31:

Gross margin percentages	2009	2008	Change
Software licenses and acquired software	83.7%	73.4%	10.3%
Software services, maintenance and subscriptions	38.2	35.9	2.3
Appraisal services	38.5	35.9	2.6
Hardware and other	18.6	24.6	(6.0)

Overall gross margin	44.4%	41.4%	3.0%
Software license and acquired software. Amortization expense for capitalized development costs on certain software products comprised approximately 15% of our cost of software license revenues in 2009 compared to approximately 50% of our cost of software license in 2008. The remaining balance is made up of third party software costs. Once a product is released, we begin to amortize, over the estimated useful life of the product, any capitalized costs associated with its development. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
Cost of acquired software includes amortization expense for software acquired through acquisitions. We completed several acquisitions in the period 2007 through 2009 and these costs are being amortized over a weighted average period of approximately 5 years. In late 2008 software associated with one significant acquisition completed in December 2003 became fully amortized.
In 2009, our software license gross margin percentage rose significantly compared to the prior year periods because several products became fully amortized in late 2008, as did software acquired related to a significant acquisition in December 2003. We did not capitalize any internal software development costs in 2009 or 2008.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. In 2009, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff for both the financial management and education solutions and courts and justice solutions by 51 employees since 2008 in order to expand our capacity to implement our contract backlog. This increase was offset somewhat by 24 fewer employees for appraisal and tax solutions. The software services, maintenance and subscription-based services gross margin also benefited from slightly higher rates for certain services.
Appraisal services. Our appraisal gross margin increased compared to 2008 as the result of cost savings and operational efficiencies experienced on an unusually complex project. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion.
Our blended gross margin for 2009 was higher than 2008 due to lower amortization expense of software development costs described above. The gross margin also benefited from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services.
     Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees as well as, professional fees, trade show activities, advertising costs and other marketing related costs. The following table sets forth a comparison of our SG&A expenses for the following years ended December 31:

		% of		% of	Change
($in thousands)	2009	revenues	2008	revenues	$	%
Selling, general and administrative expenses	$70,115	24%	$62,923	24%	$7,192	11%
The increase in SG&A expenses included higher share-based compensation expense, commission costs and marketing expenses. Marketing expenses in 2009 include costs associated with the launch of a new corporate branding initiative. Our SG&A employee count increased 4% from 2008.
     Research and Development Expense
Research and development expenses consist primarily of salaries, employee benefits and related overhead costs associated with product development and enhancements and upgrades provided to existing customers under maintenance plans. The following table sets forth a comparison of our research and development expense for the following years ended December 31:

		% of		% of	Change
($in thousands)	2009	revenues	2008	revenues	$	%
Research and development expense	$11,159	4%	$7,286	3%	$3,873	53%
Research and development expense consist mainly of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. We have increased our research and development staff by 72 employees since 2008. In January 2007, we entered into a Software Development and License Agreement, which provided for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs.
In 2009 and 2008, we offset our research and development expense by $3.5 million and $1.8 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft. In September 2008, Tyler and Microsoft signed a statement of work under the Amended Software Development and License Agreement for which we currently expect to recognize offsets to our research and development expense by approximately $850,000 each quarter through the end of 2010. In addition, in October 2009, the scope of the project was further expanded that will result in additional offsets to research and development expense, varying in amount from quarter to quarter, with the first payment to be invoiced on August 31, 2010 and invoiced quarterly through March 31, 2012 for a total of approximately $6.2 million. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.

     Non-Cash Legal Settlement Related to Warrants
On June 27, 2008, we settled outstanding litigation related to the Warrants owned by Bank of America, N. A. (“ BANA”). As disclosed in prior SEC filings, the Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible.
     Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of customer and trade name intangibles is recorded as other operating expense. The estimated useful lives of both customer and trade name intangibles are 5 to 25 years. The following table sets forth a comparison of amortization of customer and trade name intangibles for the following years ended December 31:

			Change
($in thousands)	2009	2008	$	%
Amortization of customer and trade name intangibles	$2,705	$2,438	$267	11%
In 2009 we completed several acquisitions and purchased certain software assets to complement our tax and appraisal solutions and our student information management solutions. These transactions increased amortizable customer and trade name intangibles by approximately $625,000. This amount will be amortized over approximately 10 years.
Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2010	$2,654
2011	2,638
2012	2,586
2013	2,427
2014	2,426
     Other
Other (expense) income in 2009 and 2008 includes non-usage and other fees associated with a credit agreement entered into in October 2008. Other income in 2008 also included $1.1 million of interest income which declined due to significantly lower invested cash balances in 2009. Our invested cash balances declined due to purchases of treasury stock and investments in office facilities in late 2008 and 2009.
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($in thousands)	2009	2008	$	%
Income tax provision	$17,628	$14,414	$3,214	22%

Effective income tax rate	39.5%	49.2%
Our effective income tax rate declined compared to 2008 mainly due to a non-cash legal settlement related to warrants charge of $9.0 million in 2008, which was not deductible. In addition to the impact of the non-deductible non-cash legal settlement charge in 2008, the effective income tax rate for both years were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
Approximately 40% of our stock option awards qualify as incentive stock options (“ISOs”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.
2008 Compared to 2007
     Revenues
The following table sets forth a comparison of the key components of our revenues for the following years ended December 31:

		% of		% of	Change
($in thousands)	2008	Total	2007	Total	$	%
Software licenses	$41,490	16%	$35,063	16%	$6,427	18%
Subscriptions	14,374	5	10,406	5	3,968	38
Software services	74,997	28	60,283	27	14,714	24
Maintenance	107,458	41	85,411	39	22,047	26
Appraisal services	19,098	7	21,318	10	(2,220)	(10)
Hardware and other	7,684	3	7,315	3	369	5

Total revenues	$265,101	100%	$219,796	100%	$45,305	21%

Software licenses. Software license revenues consist of the following components for the following years ended December 31:

		% of		% of	Change
($in thousands)	2008	Total	2007	Total	$	%
Financial management and education	$29,124	70%	$27,236	78%	$1,888	7%
Courts and justice	10,128	24	5,987	17	4,141	69
Appraisal and tax and other	2,238	6	1,840	5	398	22

Total software license revenues	$41,490	100%	$35,063	100%	$6,427	18%

Changes in software license revenues consist of the following components:
•	Software license revenue related to our financial management and education solutions for 2008 increased 7% compared to the prior year. Revenue from student information management solutions as well as student transportation management solutions acquired in the last twelve months contributed substantially to the increase. The remaining increase was mainly due to contract arrangements that included more software license revenue than in the past.

•	Software license revenue related to our courts and justice software solutions increased 69% for 2008 compared to the prior year. New statewide contracts in Indiana and New Mexico contributed approximately two-thirds of the increase. The remaining increase was primarily due to an expanded presence in the markets for municipal courts software solutions and public safety software solutions.
Subscriptions. New ASP customers and existing customers converting to ASP arrangements provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.

Software services. Changes in software services revenues consist of the following components:
•	Software services revenue related to financial management and education solutions, which comprises slightly more than half of our software services revenue in the years presented, increased substantially compared to 2007. This increase was driven in part by increased capacity to deliver backlog following additions to our implementation and support staff since 2007 and due to larger and more complex contracts, which include more programming and project management services. In addition, we acquired a student transportation management solution in January 2008 which contributed approximately $3.9 million to software service revenues in 2008. Excluding the impact of acquisitions, we added approximately 95 employees to our financial management and education implementation and training staff during 2008.

•	Software services revenue related to our courts and justice solutions experienced strong increases compared to 2007, reflecting increased capacity to deliver backlog following additions to our implementation and support staff since mid-2007. In addition, increased contract volume for municipal courts software solutions and public safety software solutions also generated higher related services revenue. We added approximately 12 employees to our courts and justice implementation and training staff during 2008.
Maintenance. Maintenance revenues increased 26% in 2008 compared to 2007. Excluding the impact of acquisitions, maintenance and support services grew 16% in 2008. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.
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

     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues and those components stated as a percentage of related revenues for the following years ended December 31:

		% of		% of
		related		related	Change
($in thousands)	2008	revenues	2007	revenues	$	%
Software licenses	$9,224	22%	$7,953	23%	$1,271	16%
Acquired software	1,799	4	2,279	7	(480)	(21)
Software services, maintenance and subscriptions	126,247	64	104,993	67	21,254	20
Appraisal services	12,251	64	14,467	68	(2,216)	(15)
Hardware and other	5,793	75	5,679	78	114	2

Total cost of revenues	$155,314	59%	$135,371	62%	$19,943	15%

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
Software license. In 2008, our software license gross margin percentage rose compared to the prior year mainly due to strong license fee revenue increases. Because approximately one-half of our cost of software license revenues in both periods is comprised of amortization of capitalized development costs, increased license fee revenues inherently result in higher gross margins.
Software services, maintenance and subscription-based services. In 2008, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. We have increased our implementation and support staff by 215 employees during 2008 in order to expand our capacity to implement our contract backlog. This increase includes 102 employees related to acquisitions completed in 2008.
Appraisal services. Our appraisal gross margin for 2008 is higher than the prior year due to cost savings associated with a significant complex reappraisal project.
Our blended gross margin in 2008 was higher than the prior year in large part due to leverage in the utilization of our support and maintenance staff and economies of scale, with resulting increases in gross margin for each revenue category.

     Selling, General and Administrative Expenses
The following table sets forth a comparison of our SG&A expenses for the following years ended December 31:

		% of		% of	Change
($in thousands)	2008	revenues	2007	revenues	$	%
Selling, general and administrative expenses	$62,923	24%	$51,724	24%	$11,199	22%
Excluding the impact of acquisitions, our SG&A employee count increased 9% during 2008.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the following years ended December 31:

		% of		% of	Change
($in thousands)	2008	revenues	2007	revenues	$	%
Research and development expense	$7,286	3%	$4,443	2%	$2,843	64%
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
     Amortization of Customer and Trade Name Intangibles
The following table sets forth a comparison of amortization of customer and trade name intangibles for the following years ended December 31:

			Change
($in thousands)	2008	2007	$	%
Amortization of customer and trade name intangibles	$2,438	$1,478	$960	65%
In 2008, we completed three acquisitions, which increased amortizable customer and trade name intangibles by $12.3 million.
     Other
Interest income was the main component of other income in both 2008 and 2007. Other income in 2008 also includes non-usage and other fees associated with a credit agreement entered into in October 2008. Interest income in 2008 was $1.1 million compared to $1.8 million in 2007. Interest income declined due to lower invested cash balances and slightly lower interest rates. Our invested cash balances declined due to purchases of treasury stock and investments in office facilities in 2008.

     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($in thousands)	2008	2007	$	%
Income Tax Provision	$14,414	$11,079	$3,335	30%

Effective income tax rate	49.2%	38.8%
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
BUSINESS SEGMENT DISCUSSION
     Enterprise Software Solutions

	2009	% change	2008	% change	2007
Revenue	$250,059	11%	$225,887	24%	$182,065
Gross Margin	$114,309		$97,214		$71,684
Gross Margin percentage	46%		43%		39%
Segment Operating Income	$55,639	17%	$47,698	37%	$34,833
In 2009 software license revenues were flat compared to 2008. Growth in recurring revenues from subscription-based services and maintenance experienced a 14% increase, excluding the impact of acquisitions, and was the primary factor for the increase in overall revenue and segment operating income for the Enterprise Software Solutions segment. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines. New customers for ASP and other hosted service offerings as well as existing customers converting to ASP arrangements and slightly higher rates for disaster recovery services also contributed to this increase. The gross margin and segment operating income rose in 2009 due to lower amortization expense of software development costs. The gross margin and segment operating income also benefited from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services.
In 2008 software license revenues were 18% higher than 2007 mainly due to higher courts and justice contract volume as a result of an expanded presence in Indiana and New Mexico. 2008 software license revenue also benefitted from student information management solutions and transportation solutions acquired in early 2008. Excluding the impact of acquisitions in 2008, revenues from subscription-based arrangements and maintenance grew by 19% compared to 2007 primarily due to growth in our customer base. Our gross margin and segment operating income in 2008 was higher than 2007 in large part due to leverage in the utilization of our support and maintenance staff and economies of scale and higher software license revenues.
     Appraisal and Tax Software Solutions and Services

	2009	% change	2008	% change	2007
Revenue	$40,776	5%	$38,868	1%	$38,649
Gross Margin	$15,489		$13,231		$12,966
Gross Margin percentage	38%		34%		34%
Segment Operating Income	$6,949	28%	$5,448	8%	$5,040
In 2009 overall revenues for the Appraisal and Tax Software Solutions and Services segment increased compared to 2008 mainly due to a 16% increase in subscription-based arrangements and maintenance due to growth in our customer base and slightly higher rates. Excluding the results of acquisitions, subscription-based arrangements and maintenance increased 15% compared to 2008. This increase was offset slightly by 2% lower appraisal services. The appraisal services business is somewhat cyclical and driven in part by scheduled revaluation cycles in various states. We substantially completed several large appraisal projects mid-2009. Our appraisal gross margin and segment operating income increased compared to 2008 as the result of cost savings and operational efficiencies experienced on an unusually complex appraisal project. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion.
Overall appraisal and tax revenues in 2008 were flat compared to 2007. Although maintenance revenues increased 8%, appraisal services revenues declined 10%. In late 2007, we substantially completed several appraisal projects related to the Ohio revaluation cycle, which occurs every six years, as well as a few other large contracts. The gross margin for 2008 was flat compared to 2007 due to cost savings associated with a significant complex reappraisal project which offset declines from lower contract volume.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2009, we had cash and cash equivalents (including restricted cash equivalents) of $15.7 million and current and non-current investments of $2.0 million, compared to cash and cash equivalents (including restricted cash equivalents) of $6.8 million and current and non-current investments of $4.6 million at December 31, 2008. As of December 31, 2009, we had no outstanding borrowings and outstanding letters of credit totaling $7.3 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through mid-2010.
The following table sets forth a summary of cash flows for the years ended December 31:

($in thousands)	2009	2008	2007
Cash flows provided by (used by):
Operating activities	$42,941	$47,802	$34,111
Investing activities	(13,658)	(9,554)	(34,275)
Financing activities	(21,349)	(46,128)	(7,406)

Net increase (decrease) in cash and cash equivalents	$7,934	$(7,880)	$(7,570)

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt and equity securities, and bank borrowings. The capital and credit markets have become more volatile and tightened as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. It is possible that our ability to access the capital and credit markets may be limited by these or other factors. Notwithstanding the foregoing, we believe that cash provided by operating activities, cash on hand and our revolving credit agreement are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for the foreseeable future.
In 2009, operating activities provided net cash of $42.9 million, primarily generated from net income of $27.0 million, non-cash depreciation and amortization charges of $9.5 million, non-cash share-based compensation expense of $5.0 million and a decrease in working capital of $2.7 million offset slightly by a $1.7 million decrease related to deferred income taxes. Working capital declined due to higher accounts payable and accrued liabilities pertaining to timing of payments on vendor invoices and income tax liabilities and an accrued liability of $1.8 million for a retention payment related to construction of an office building. Other sources of working capital were deferred revenue related to December maintenance billings and a decrease in prepaid expenses. These working capital declines were offset somewhat by an increase in annual software maintenance billings as a result of growth in our installed customer base. The increase in accounts receivable was offset slightly by the collection of several large customer billings, one of which had been outstanding for over twelve months.
Cash flows provided by operating activities in 2008 included several advance payments from customers. In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consists of the portion of one of these ARS which was partially redeemed at par during the period January 1, 2010 through February 22, 2010. These ARS are debt instruments with stated maturities ranging from 22 to 33 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through February 2010. As of December 31, 2009 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized loss on our non-current ARS of $18,000, net of related tax effects of $10,000 in 2009, which is included in accumulated other comprehensive loss on our balance sheet. The unrealized loss includes the impact of adjusting previously recorded unrealized losses of approximately $120,000, net of related tax effects of $65,000 as of December 31, 2008 for several ARS which were subsequently redeemed for $2.5 million at par during 2009.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2010. Based on our cash and cash equivalents balance of $15.7 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
At December 31, 2009, our days sales outstanding (“DSOs”) were 98 days compared to DSOs of 99 days at December 31, 2008. DSOs are calculated based on accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $13.7 million in 2009 compared to $9.6 million in 2008. In connection with plans to consolidate our workforce and support planned long-term growth, we paid $9.4 million for construction of an office building and expect to pay the final retainage of $1.8 million by mid-2010. We also liquidated $2.5 million of investments in ARS for cash at par. In 2009 we completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. for $1.1 million in cash, paid $700,000 in cash for certain assets of KPL, Inc. d/b/a Parker-Lowe & Associates and acquired various software assets for $1.1 million in cash. Capital expenditures and acquisitions were funded from cash generated from operations.
In 2008, we liquidated $36.4 million of ARS investments for cash at par, and we completed the acquisitions of School Information Systems, Inc., VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster to expand our presence in the education market. The combined purchase price, excluding cash acquired and including transaction costs, was approximately $23.9 million in cash and approximately 196,000 shares of Tyler common stock valued at $2.9 million. We paid $3.3 million, which included $2.1 million for land, for an office development. We also paid $12.7 million for an office building, land, and a related tenant lease in Yarmouth, Maine.
Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises, payments on our revolving credit line and contributions from our employee stock purchase plan. During 2009, we purchased 1.2 million shares of our common stock for an aggregate purchase price of $17.0 million. We also paid $1.3 million for common stock repurchases accrued as of December 31, 2008.

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008 and May 2009. Our board of directors authorized the repurchase of an additional 2.0 million shares on May 14, 2009. As of December 31, 2009, we had remaining authorization to repurchase up to 2.3 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. These share repurchases are funded using our existing cash balances as well as borrowings under our revolving credit agreement and may occur through open market purchase and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time. Our bank credit agreement contains restrictions on the amount of common stock we may purchase.
During 2008, we purchased 4.3 million shares of our common stock for an aggregate purchase price of $59.0 million.
In 2009 we issued 425,000 shares of common stock and received $2.3 million in aggregate proceeds upon exercise of stock options. In 2008 we received $1.8 million from the exercise of options to purchase approximately 379,000 shares of our common stock under our employee stock option plan and during 2007, we received $3.6 million from the exercise of options to purchase approximately 878,000 shares of our common stock under our employee stock option plan. In 2009 we received $1.5 million from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan (“ESPP”). In both 2008 and 2007, we received $1.2 million from contributions to the ESPP.
Subsequent to December 31, 2009 and through February 22, 2010 we purchased approximately 59,000 shares of our common stock for an aggregate cash purchase price of $1.1 million.
In October 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement which originally matured October 19, 2009. We amended and extended the related pledge and security agreement in October 2009. The Credit Facility matures October 18, 2010 and provides for total borrowings of up to $25.0 million and a $10.0 million Letter of Credit facility which can either be cash collateralized or issued using availability under the Credit Facility. The Credit Facility is secured by substantially all of our property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and limits incurrence of additional indebtedness and liens. As of December 31, 2009, we were in compliance with those covenants. We expect borrowings to fund discretionary purchases of our common stock or fund acquisitions.
As of December 31, 2009, we had no outstanding borrowings and unused available borrowing capacity of $23.7 million under the Credit Facility. In addition, as of December 31, 2009, our bank had issued outstanding letters of credit totaling $7.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $6.0 million and $1.3 million of our available borrowing capacity and expire through mid-2010.
We paid income taxes, net of refunds received, of $18.1 million in 2009, $15.7 million in 2008, and $8.7 million in 2007.
In the first quarter of 2010 we acquired all the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is currently integrated with our primary courts and justice solution. We have not finalized the allocation of the purchase price.
Excluding acquisitions and final retainage payment of $1.8 million for an office building, we anticipate that 2010 capital spending will be between $3.7 million and $4.2 million. We expect the majority of our capital spending in 2010 will consist of computer equipment and software for infrastructure expansion. We currently do not expect to capitalize significant amounts related to software development in 2010, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2010 is expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2014. Most leases contain renewal options and some contain purchase options. Following are the future obligations under non-cancelable leases at December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Future rental payments under operating leases	$6,033	$5,265	$3,954	$2,365	$1,721	$—	$19,338
As of December 31, 2009, we do not have any off-balance sheet arrangements, guarantees to third parties or material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2009, our capitalization consisted of $134.4 million of shareholders’ equity.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2009, the Financial Accounting Standards Board issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This new update is effective for fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new standard may impact our application service provider arrangements to recognize revenues, such as installation and data conversion, which are generally provided at the beginning of the arrangement as incurred instead of ratably over the life of the initial hosting term. The adoption of this standard is not expected to have a material impact on our financial condition or results of operation.
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
Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 22 to 33 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of December 31, 2009, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized loss on our non-current ARS of $18,000, net of related tax effects of $10,000 in 2009, which is included in accumulated other comprehensive loss on our balance sheet. The unrealized loss includes the impact of adjusting previously recorded unrealized losses of approximately $120,000, net of related tax effects of $65,000 as of December 31, 2008 for several ARS which were subsequently redeemed for $2.5 million at par during 2009. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2010. Based on our cash and cash equivalents balance of $15.7 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2009, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-2 hereof.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that are materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
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
The information required under this item may be found under the section captioned “Proposals For Consideration — Proposal Three — Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2010” in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     The following documents are filed as part of this Annual Report:
(a)	(1) The financial statements are filed as part of this Annual Report.
(2)	Financial statement schedules:

There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit
Number	Description
3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

4.2	Second Amendment to the Second Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated August 21, 2009 (filed as Exhibit 4.1 to our Form 10-Q for the three months ended September 30, 2009 and incorporated by reference herein).

4.3	First Amendment to the Second Amended and Restated Pledge and Security Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated October 19, 2009 (filed as Exhibit 4.3 to our Form 10-Q for the three months ended September 30, 2009 and incorporated by reference herein).

4.4	Third Amended and Restated Credit Agreement by and between Tyler Technologies, Inc. and Bank of Texas, N.A. dated October 19, 2009 (filed as Exhibit 4.2 to our Form 10-Q for the three months ended September 30, 2009 and incorporated by reference herein).

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Stock Option Plan amended and restated as of May 12, 2000 (filed as Exhibit 4.1 to our registration statement no. 333-98929 and incorporated by reference herein).

10.3	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated February 26, 2008 (filed as Exhibit 10.5 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.4	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated February 26, 2008 (filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller, dated February 26, 2008 (filed as Exhibit 10.7 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated February 26, 2008 (filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

Exhibit
Number	Description
10.7	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*	— Filed herewith.
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

TYLER TECHNOLOGIES, INC.
Date: February 24, 2010	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2010	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President Director (principal executive officer)

Date: February 24, 2010	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 24, 2010	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: February 24, 2010	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer (principal accounting officer)

Date: February 24, 2010	By:	/s/ Donald R. Brattain
Donald R. Brattain Director

Date: February 24, 2010	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 24, 2010	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 24, 2010	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 24, 2010	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited the accompanying balance sheets of Tyler Technologies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Managements’ Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Tyler Technologies, Inc. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 25, 2010

Tyler Technologies, Inc.
Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2009	2008	2007
Revenues:
Software licenses	$42,131	$41,490	$35,063
Subscriptions	17,181	14,374	10,406
Software services	80,405	74,997	60,283
Maintenance	124,512	107,458	85,411
Appraisal services	18,740	19,098	21,318
Hardware and other	7,317	7,684	7,315

Total revenues	290,286	265,101	219,796

Cost of revenues:
Software licenses	5,440	9,224	7,953
Acquired software	1,411	1,799	2,279
Software services, maintenance and subscriptions	137,199	126,247	104,993
Appraisal services	11,518	12,251	14,467
Hardware and other	5,955	5,793	5,679

Total cost of revenues	161,523	155,314	135,371

Gross profit	128,763	109,787	84,425

Selling, general and administrative expenses	70,115	62,923	51,724
Research and development expense	11,159	7,286	4,443
Amortization of customer and trade name intangibles	2,705	2,438	1,478
Non-cash legal settlement related to warrants	—	9,045	—

Operating income	44,784	28,095	26,780

Other (expense) income, net	(146)	1,181	1,800

Income before income taxes	44,638	29,276	28,580
Income tax provision	17,628	14,414	11,079

Net income	$27,010	$14,862	$17,501

Earnings per common share:
Basic	$0.77	$0.39	$0.45

Diluted	$0.74	$0.38	$0.42

Basic weighted average common shares outstanding	35,240	37,714	38,735
Diluted weighted average common shares outstanding	36,624	39,184	41,352
See accompanying notes.

Tyler Technologies, Inc.
Balance Sheets
December 31
In thousands, except share and per share amounts

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,696	$1,762
Restricted cash equivalents	6,000	5,082
Short-term investments available-for-sale	50	775
Accounts receivable (less allowance for losses of $2,389 in 2009 and $2,115 in 2008)	81,245	76,989
Prepaid expenses	7,921	8,602
Other current assets	1,437	1,444
Deferred income taxes	3,338	2,570

Total current assets	109,687	97,224

Accounts receivable, long-term portion	1,018	197
Property and equipment, net	35,750	26,522
Non-current investments available-for-sale	1,976	3,779

Other assets:
Goodwill	90,258	88,791
Customer related intangibles, net	25,490	27,438
Software, net	4,218	5,112
Trade name, net	2,063	2,471
Sundry	210	227

	$270,670	$251,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,807	$2,617
Accrued liabilities	26,110	22,913
Short-term revolving line of credit	—	8,000
Deferred revenue	99,116	95,773
Income taxes payable	220	166

Total current liabilities	129,253	129,469

Deferred income taxes	7,059	8,030

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2009 and 2008	481	481
Additional paid-in capital	153,734	151,245
Accumulated other comprehensive loss, net of tax	(405)	(387)
Retained earnings	77,504	50,494
Treasury stock, at cost; 13,027,838 and 12,333,549 shares in 2009 and 2008, respectively	(96,956)	(87,571)

Total shareholders’ equity	134,358	114,262

	$270,670	$251,761

See accompanying notes.

Tyler Technologies, Inc.
Statements of Shareholders’ Equity
For the years ended December 31, 2009, 2008 and 2007
In thousands

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at December 31, 2006	48,148	$481	$151,627	$(10)	$18,131	(9,256)	$(44,354)	$125,875
Comprehensive income:
Net income	—	—	—	—	17,501	—	—	17,501
Unrealized gain on investment securities, net of tax	—	—	—	10	—	—	—	10

Total comprehensive income								17,511

Issuance of shares pursuant to stock compensation plan	—	—	(7,339)	—	—	878	10,928	3,589
Stock compensation	—	—	2,365	—	—	—	—	2,365
Treasury stock purchases	—	—	—	—	—	(1,250)	(16,163)	(16,163)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(2)	—	—	100	1,119	1,117
Federal income tax benefit related to exercise of stock options	—	—	2,917	—	—	—	—	2,917

Balance at December 31, 2007	48,148	481	149,568	—	35,632	(9,528)	(48,470)	137,211
Comprehensive income:
Net income	—	—	—	—	14,862	—	—	14,862
Unrealized loss on investment securities, net of tax	—	—	—	(387)	—	—	—	(387)

Total comprehensive income								14,475

Issuance of shares pursuant to stock compensation plan	—	—	(3,495)	—	—	379	5,310	1,815
Stock compensation	—	—	3,820	—	—	—	—	3,820
Treasury stock purchases	—	—	—	—	—	(4,283)	(58,984)	(58,984)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(186)	—	—	101	1,376	1,190
Federal income tax benefit related to exercise of stock options	—	—	822	—	—	—	—	822
Issuance of shares in connection with legal settlement	—	—	455	—	—	802	10,595	11,050
Issuance of shares for acquisitions	—	—	261	—	—	196	2,602	2,863

Balance at December 31, 2008	48,148	481	151,245	(387)	50,494	(12,333)	(87,571)	114,262
Comprehensive income:
Net income	—	—	—	—	27,010	—	—	27,010
Unrealized loss on investment securities, net of tax	—	—	—	(18)	—	—	—	(18)

Total comprehensive income								26,992

Issuance of shares pursuant to stock compensation plan	—	—	(3,774)	—	—	425	6,069	2,295
Stock compensation	—	—	5,045	—	—	—	—	5,045
Treasury stock purchases	—	—		—	—	(1,235)	(17,000)	(17,000)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(118)	—	—	115	1,546	1,428
Federal income tax benefit related to exercise of stock options	—	—	1,336	—	—	—	—	1,336

Balance at December 31, 2009	48,148	$481	$153,734	$(405)	$77,504	(13,028)	$(96,956)	$134,358

See accompanying notes.

Tyler Technologies, Inc.
Statements of Cash Flows
For the years ended December 31
In thousands

	2009	2008	2007
Cash flows from operating activities:
Net income	$27,010	$14,862	$17,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,497	12,611	11,211
Non-cash legal settlement related to warrants	—	9,045	—
Share-based compensation expense	5,045	3,820	2,365
Provision for losses — accounts receivable	1,538	1,764	753
Excess tax benefit from exercises of share-based arrangements	(1,125)	(666)	(1,891)
Deferred income tax benefit	(1,730)	(2,151)	(1,598)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(6,277)	(11,853)	(1,575)
Income tax payable	1,391	827	3,919
Prepaid expenses and other current assets	1,377	(338)	(304)
Accounts payable	1,190	(870)	(1,955)
Accrued liabilities	1,960	3,420	(1,619)
Deferred revenue	3,065	17,331	7,304

Net cash provided by operating activities	42,941	47,802	34,111

Cash flows from investing activities:
Proceeds from sales of investments	2,500	45,065	45,480
Purchases of investments	—	(8,625)	(67,545)
Cost of acquisitions, net of cash acquired	(2,934)	(23,868)	(9,005)
Additions to property and equipment	(12,352)	(20,143)	(3,678)
Investment in software development costs	—	—	(167)
Acquired lease	—	(1,387)	—
(Increase) decrease in restricted investments	(918)	(620)	500
Decrease in other	46	24	140

Net cash used by investing activities	(13,658)	(9,554)	(34,275)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving credit facility	(8,000)	8,000	—
Purchase of treasury shares	(18,263)	(59,847)	(14,037)
Contributions from employee stock purchase plan	1,494	1,233	1,151
Proceeds from exercise of stock options	2,295	1,815	3,589
Excess tax benefits from exercise of share-based arrangements	1,125	666	1,891
Warrant exercise in connection with legal settlement	—	2,005	—

Net cash used by financing activities	(21,349)	(46,128)	(7,406)

Net increase (decrease) in cash and cash equivalents	7,934	(7,880)	(7,570)
Cash and cash equivalents at beginning of year	1,762	9,642	17,212

Cash and cash equivalents at end of year	$9,696	$1,762	$9,642

See accompanying notes.

Tyler Technologies, Inc.
Notes to Financial Statements
(Tables in thousands, except per share data)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for the public sector, with a focus on local governments. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions.
CASH AND CASH EQUIVALENTS
Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less are classified as cash and cash equivalents, which primarily consist of money market funds. Cash and cash equivalents are stated at cost, which approximates market value.
As of December 31, 2009, we had issued outstanding letters of credit totaling $7.3 million in connection with our surety bond program. These letters of credit have been collateralized by restricted cash balances of $6.0 million and $1.3 million of our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. The letters of credit expire through mid-2010.
INVESTMENTS
Investments consist of auction rate municipal securities. These investments are classified as available-for-sale securities and are stated at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of other comprehensive income until realized. The cost basis of securities sold is the specific cost of the auction rate municipal security. We account for the transactions as “Proceeds from sales of investments” for the security relinquished, and a “Purchases of investments” for the security purchased, in the accompanying Statements of Cash Flows.
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
We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of the Construction — Type and Production — Type Contracts as discussed in ASC 605-35.
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

For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to insure we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method”, in compliance with ASC 985-605, Software Revenue Recognition, in accounting for any element of a multiple element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.
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
For ASP and other hosting arrangements, we evaluate whether each of the elements in these arrangements represents a separate unit of accounting, as defined by ASC 605-25, Multiple Element Arrangements and ASC 985-605, Software Revenue Recognition, using all applicable facts and circumstances, including whether (i) we sell or could readily sell the element unaccompanied by the other elements, (ii) the element has stand-alone value to the customer, (iii) there is objective reliable evidence of the fair value of the undelivered item, and (iv) there is a general right of return. We consider the applicability of ASC 605-55-121 and 122 with respect to arrangements that include the right to use software stored on another entity’s hardware on a contract-by-contract basis. In hosted term-based agreements, where the customer does not have the contractual right to take possession of the software, hosting fees are recognized on a monthly basis over the term of the contract commencing when the customer has access to the software. For professional services associated with hosting arrangements that we determine do not have stand-alone value to the customer, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty, and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition.
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
Allocation of Revenue in Statement of Operations
In our statement of operations, we allocate revenue to software licenses, software services, maintenance and hardware and other based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, revenue is first allocated to any undelivered elements for which VSOE of fair value has been established. We then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development costs of $11.2 million during 2009, $7.3 million during 2008 and $4.4 million during 2007.
We reduced our research and development expense by approximately $3.5 million in 2009, $1.8 million in 2008 and $1.6 million in 2007, which was the amount earned under the terms of our strategic alliance with a development partner.
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

SHARE-BASED COMPENSATION
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to five years of continuous service from the date of grant and have a contractual term of ten years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 10 — “Share-Based Compensation” for further information.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
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
We review goodwill impairment annually as of April or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We have identified two reporting units for impairment testing. Our reporting units are the same as our reportable segments and consistent with the reporting units tested for impairment in prior years. Assets, liabilities and goodwill have been assigned to reporting units based on assets acquired and liabilities assumed as of the date of acquisition.
The provisions of ASC 350, Intangibles — Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the asset’s implied fair value, then we would record an impairment loss equal to the difference. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between testing dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill. Our annual goodwill impairment analysis, which we performed during the second quarter of 2009, did not result in an impairment charge.
Other Intangible Assets
We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Customer base constitutes approximately 80% of our purchased intangible assets other than goodwill. We review our customer turnover each year for indications of impairment. Our customer turnover has historically been very low (approximately 2%). If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no significant impairments of intangible assets in any of the periods presented.
IMPAIRMENT OF LONG-LIVED ASSETS
We periodically evaluate whether current facts or circumstances indicate that the carrying value of our property and equipment or other long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset or appropriate grouping of assets and the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There have been no significant impairments of long-lived assets in any of the periods presented.
COSTS OF COMPUTER SOFTWARE
We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We did not capitalize any software development costs in 2009 or 2008. We capitalized software development costs of approximately $167,000 during 2007. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $743,000 in 2009, $4.7 million in 2008, and $4.6 million in 2007, and is included in cost of software license revenue in the accompanying statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations, deferred revenues and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our investments available-for-sale are recorded at fair value as of December 31, 2009 based upon the level of judgment associated with the inputs used to measure their fair value. See Note 3 — “Fair Value of Financial Instruments” for further information.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in auction rate securities and accounts receivable from trade customers. Our cash and cash equivalents primarily consists of money market fund investments which are maintained at one major financial institution and the balances often exceed insurable amounts. As of December 31, 2009 we had cash and cash equivalents (including restricted cash) of $15.7 million. We perform periodic evaluations of the credit standing of this financial institution.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2009.
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

	Years ended December 31,
	2009	2008	2007
Balance at beginning of year	$2,115	$1,851	$2,971
Provisions for losses — accounts receivable	1,538	1,764	753
Collection of accounts previously written off	—	10	—
Deductions for accounts charged off or credits issued	(1,264)	(1,510)	(1,873)

Balance at end of year	$2,389	$2,115	$1,851

The termination clauses in most of our contracts provide for the payment for the fair value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in a few cases, as long as five years in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportionate performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs shortly thereafter and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; (4) some of our contracts provide for an amount to be withheld from a progress billing (generally a 10% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, we may grant extended payment terms generally to existing customers with whom we have a long-term relationship and favorable collection history.
In connection with this activity, we have recorded unbilled receivables of $13.8 million and $11.2 million at December 31, 2009 and 2008, respectively. We also have recorded retention receivable of $4.0 million at both December 31, 2009 and 2008 and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been classified as accounts receivable, long-term portion in the accompanying balance sheets.
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
NEW ACCOUNTING PRONOUNCEMENTS
In September 2009, the Financial Accounting Standards Board issued ASU 2009-13, Multiple Element Arrangements. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This new update is effective for fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new standard may impact our application service provider arrangements to recognize revenues, such as installation and data conversion, which are generally provided at the beginning of the arrangement as incurred instead of ratably over the life of the initial hosting term. The adoption of this standard is not expected to have a material impact on our financial condition or results of operation.
(2) ACQUISITIONS
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
In connection with these transactions we acquired total tangible assets of approximately $480,000 and assumed total liabilities of approximately $835,000, including $450,000 for contingent consideration for which we have paid $38,000 as of December 31, 2009. The remaining contingent consideration is expected to be paid over the next two years. We recorded goodwill of approximately $1.3 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $820,000. The $820,000 of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately 9 years. Our balance sheet as of December 31, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.

The operating results of these acquisitions are included in our results of operations since the date of acquisition. We believe these acquisitions will complement our business by expanding our presence in certain geographic areas and adding to our customer base.
In 2009, we also paid approximately $1.1 million for certain software assets to complement our tax and appraisal solutions and our student information management solutions.
In August 2008, we completed the acquisition of all the capital stock of School Information Systems, Inc., which develops and sells a full suite of student information and financial management systems for K-12 schools. The purchase price, including transaction costs and excluding cash balances acquired, was approximately $9.9 million in cash and approximately 70,000 shares of Tyler common stock valued at $1.2 million.
In the first quarter of 2008, we completed the acquisitions of all of the capital stock of VersaTrans Solutions Inc. (“VersaTrans”) and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster (“Schoolmaster”). VersaTrans is a provider of student transportation management software solutions for school districts and school transportation providers across North America, including solutions for school bus routing and planning, redistricting, GPS fleet tracking, fleet maintenance and field trip planning. Schoolmaster provides a full suite of student information systems, which manage such functions as grading, attendance, scheduling, guidance, health, admissions and fund raising. The combined purchase price for these transactions excluding cash acquired and including transaction costs was approximately $13.9 million in cash and approximately 126,000 shares of Tyler common stock valued at $1.7 million.
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
(3) FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets recorded at fair value in the balance sheet as of December 31, 2009 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, Fair Value Measurements and Disclosures, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
As of December 31, 2009 we held certain items that are required to be measured at fair value on a recurring basis. The following tables summarize the fair value of these financial assets:

	December 31, 2009
		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,696	$15,696	$—	$—
Short-term investments available-for-sale	50	50	—	—
Non-current investments available-for-sale	1,976	—	—	1,976

	$17,722	$15,746	$—	$1,976

	December 31, 2008
		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,844	$6,844	$—	$—
Short-term investments available-for-sale	775	775	—	—
Non-current investments available-for-sale	3,779	—	—	3,779

	$11,398	$7,619	$—	$3,779

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. These money market funds did not experience any declines in fair value in 2009.
Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal and state agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consists of the portion of one of these ARS, which was partially redeemed at par during the period January 1, 2010 through February 22, 2010. These ARS are debt instruments with stated maturities ranging from 22 to 33 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through February 2010. As of December 31, 2009 we have continued to earn and collect interest on both of our ARS.
Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.
The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of December 31, 2009 are as follows:

		Temporary	Carrying
	Par Value	Impairment	Value
Non-current investments available-for-sale	$2,600	$624	$1,976
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized loss on our non-current ARS of $18,000, net of related tax effects of $10,000 in 2009, which is included in accumulated other comprehensive loss on our balance sheet. The unrealized loss includes the impact of adjusting previously recorded unrealized losses of approximately $120,000, net of related tax effects of $65,000 as of December 31, 2008 for several ARS which were subsequently redeemed for $2.5 million at par during 2009.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal and state agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2010. Based on our cash and cash equivalents balance of $15.7 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using Level 3 inputs for the years ended December 31:

Balance as of December 31, 2007	$—
Transfers into level 3	5,150
Transfers out of level 3	(775)
Unrealized losses included in accumulated other comprehensive loss	(596)

Balance as of December 31, 2008	3,779
Transfers into level 3	—
Transfers out of level 3	(75)
Purchases, sales, issuances and settlements	(1,700)
Unrealized losses included in accumulated other comprehensive loss	(28)

Balance as of December 31, 2009	$1,976

(4) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful
	Lives
	(years)	2009	2008
Land	—	$3,349	$3,349
Computer equipment and purchased software	3-5	21,394	19,553
Furniture and fixtures	5	6,467	5,103
Building and leasehold improvements	5-39	26,208	16,248
Transportation equipment	5	329	266

		57,747	44,519
Accumulated depreciation and amortization		(21,997)	(17,997)

Property and equipment, net		$35,750	$26,522

Depreciation expense was $4.4 million during 2009, $3.5 million during 2008, and $2.8 million during 2007.
We own an office building in Yarmouth, Maine, which is leased to third-party tenants and a building in Lubbock, Texas, for which a small portion is leased to a third-party tenant. These leases expire between 2011 and 2015 and are expected to provide rental income of approximately $1.5 million during 2010, $1.1 million during 2011, $628,000 during 2012, $391,000 during 2013, $222,000 during 2014 and $74,000 thereafter. The lease agreements in Yarmouth, Maine, expire between 2011 and 2013, at which time we expect to begin occupying the facility. Rental income associated with these leases was $1.3 million and $662,000 in 2009 and 2008, respectively and was included as a reduction of selling, general and administrative expenses.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consists of the following at December 31:

	2009	2008
Gross carrying amount of acquisition intangibles:
Goodwill	$90,258	$88,791
Customer related intangibles	39,512	38,887
Software acquired	23,403	22,143
Trade name	1,971	1,971
Lease acquired	1,387	1,387

	156,531	153,179
Accumulated amortization	(35,217)	(30,825)

Acquisition intangibles, net	$121,314	$122,354

Post acquisition software development costs	$36,701	$36,701
Accumulated amortization	(35,986)	(35,243)

Post acquisition software costs, net	$715	$1,458

Total amortization expense, for acquisition related intangibles and post acquisition software development costs, was $5.1 million during 2009, $9.1 million during 2008, and $8.4 million during 2007.
The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2009			December 31, 2008
		Weighted			Weighted
	Gross	Average		Gross	Average
	Carrying	Amortization	Accumulated	Carrying	Amortization	Accumulated
	Amount	Period	Amortization	Amount	Period	Amortization
Non-amortizable intangibles:
Goodwill	$90,258	—	$—	$88,791	—	$—
Amortizable intangibles:
Customer related intangibles	39,512	18 years	14,022	38,887	18 years	11,449
Software acquired	23,403	5 years	19,900	22,143	5 years	18,489
Trade name	1,971	19 years	879	1,971	19 years	749
Lease acquired	1,387	5 years	416	1,387	5 years	138
The changes in the carrying amount of goodwill for the two years ended December 31, 2009 are as follows:

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Total
Balance as of December 31, 2007	$66,966	$4,711	$71,677
Goodwill acquired during the year related to the purchase of VersaTrans	9,278	—	9,278
Goodwill acquired during the year related to the purchase of SIS	6,351	—	6,351
Goodwill acquired during the year related to the purchase of Schoolmaster	1,475	—	1,475
Other	10	—	10

Balance as of December 31, 2008	84,080	4,711	88,791
Goodwill acquired during the year related to the purchase of AES	—	879	879
Goodwill acquired during the year related to the purchase of Parker-Lowe	430	—	430
Other	158	—	158

Balance as of December 31, 2009	$84,668	$5,590	$90,258

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues and acquired leases for which amortization expense is recorded as selling, general and administrative expenses, is as follows:

Years ending December 31,
2010	$4,387
2011	3,805
2012	3,538
2013	2,973
2014	2,498
(6) ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2009	2008
Accrued wages, bonuses and commissions	$15,945	$13,908
Other accrued liabilities	5,378	5,737
Accrued building construction costs	1,816	—
Accrued health claims	1,551	1,921
Accrued third party contract costs	1,420	1,347

	$26,110	$22,913

(7) SHORT-TERM REVOLVING LINE OF CREDIT
In October 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement which originally matured October 19, 2009. We amended and extended the related pledge and security agreement in October 2009. The Credit Facility matures October 18, 2010 and provides for total borrowings of up to $25.0 million and a $10.0 million Letter of Credit facility which can either be cash collateralized or issued using availability under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either the Wall Street Journal prime rate minus .5% or the 30, 60 or 90-day LIBOR rate plus 2%; however, a minimum interest rate of 3.25% will apply. As of December 31, 2009, our effective interest rate was 3.25% under the Credit Facility. The effective average interest rate for borrowings during the twelve months ended December 31, 2009 was 1.8%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and limits incurrence of additional indebtedness and liens. As of December 31, 2009, we were in compliance with those covenants. As of December 31, 2009, we had no outstanding borrowings and unused available borrowing capacity of $23.7 million under the Credit Facility. In addition, as of December 31, 2009, our bank had issued outstanding letters of credit totaling $7.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $6.0 million and $1.3 million of our available borrowing capacity and expire through mid-2010. The carrying amount of the Credit Facility approximates fair value due to the short-term nature of the instrument.
We paid interest of $174,000 in 2009.

(8) INCOME TAX
The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2009	2008	2007
Current:
Federal	$16,822	$14,320	$10,593
State	2,536	2,245	2,084

	19,358	16,565	12,677
Deferred	(1,730)	(2,151)	(1,598)

	$17,628	$14,414	$11,079

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2009	2008	2007
Income tax expense at statutory rate	$15,623	$10,247	$10,003
State income tax, net of federal income tax benefit	1,634	1,089	1,321
Non-deductible business expenses	965	3,988	608
Qualified manufacturing activities	(586)	(700)	(490)
Other, net	(8)	(210)	(363)

	$17,628	$14,414	$11,079

In 2008, non-deductible business expenses included the impact of a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible. See Note 14 — “Commitments and Contingencies” for more information.
Approximately 40% of our unvested stock option awards qualify as incentive stock options (“ISOs”) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.
The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2009	2008
Deferred income tax assets:
Operating expenses not currently deductible	$2,068	$1,466
Employee benefit plans	3,628	2,528
Capital loss carryforward	230	221
Property and equipment	230	203

Total deferred income tax assets	6,156	4,418

Deferred income tax liabilities:
Intangible assets	(9,720)	(9,697)
Other	(157)	(181)

Total deferred income tax liabilities	(9,877)	(9,878)

Net deferred income tax liabilities	$(3,721)	$(5,460)

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2009 and 2008 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
No reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10, Income Taxes.
We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2006. We are no longer subject to state and local income tax examinations by tax authorities for the years before 2004.
We paid income taxes, net of refunds received, of $18.1 million in 2009, $15.7 million in 2008, and $8.7 million in 2007.
(9) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	(1,235)	$(17,000)	(4,283)	$(58,984)	(1,250)	$(16,163)
Stock option exercises	425	2,295	379	1,815	878	3,589
Employee stock plan purchases	115	1,428	101	1,190	100	1,117
Shares issued for acquisitions	—	—	196	2,863	—	—
Shares issued in connection with legal settlement	—	—	802	11,050	—	—
Subsequent to December 31, 2009 and through February 22, 2010, we repurchased 59,000 shares for an aggregate purchase price of $1.1 million. As of February 22, 2010 we had authorization from our board of directors to repurchase up to 2.2 million additional shares of our common stock.
In 2008, we settled outstanding litigation related to two Stock Purchase Warrants owned by Bank of America, N. A. (“BANA”). In July 2008, as a result of this settlement, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. See Note 14 — “Commitments and Contingencies” for further information.
(10) SHARE-BASED COMPENSATION
     Share-Based Compensation Plan
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to five years of continuous service from the date of grant and have a contractual term of ten years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.
As of December 31, 2009, there were 176,000 shares available for future grants under the plan from the 11.0 million shares previously approved by the stockholders.
     Determining Fair Value of Stock Compensation
Valuation and Amortization Method. We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. As provided by ASC 718-10, Stock Compensation, we use the “simplified” method which is allowed for those companies that cannot reasonably estimate expected life of options based on its historical share option exercise experience. We use the “simplified” method to estimate expected life due to insufficient historical exercise data for the current optionee group. In 2005 we established a practice of granting options to a consistent optionee group. This optionee group has not been in place long enough to generate sufficient historical data to estimate the expected period of time an option award would be expected to be outstanding.
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
The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2009	2008	2007
Expected life (in years)	6.5	6.5	6.5
Expected volatility	37.2%	40.9%	42.6%
Risk-free interest rate	3.1%	3.5%	4.5%
Expected forfeiture rate	3%	3%	3%
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statement of operations:

	Years ended December 31,
	2009	2008	2007
Cost of software services, maintenance and subscriptions	$540	$364	$227
Selling, general and administrative expense	4,505	3,456	2,138

Total share-based compensation expense	5,045	3,820	2,365
Tax benefit	(1,233)	(846)	(451)

Net decrease in net income	$3,812	$2,974	$1,914

Stock Option Activity
Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2006	4,087	$5.32
Granted	773	13.42
Exercised	(878)	4.09
Forfeited	(10)	8.29

Outstanding at December 31, 2007	3,972	7.16
Granted	1,750	14.38
Exercised	(379)	4.79
Forfeited	(34)	10.82

Outstanding at December 31, 2008	5,309	9.69
Granted	835	17.25
Exercised	(425)	5.40
Forfeited	(15)	7.80

Outstanding at December 31, 2009	5,704	11.12	7	$50,139
Exercisable at December 31, 2009	2,765	$7.50	5	$34,314
As of December 31, 2009, we had unvested options to purchase 2.9 million shares with a weighted average grant date fair value of $6.70. As of December 31, 2009, we had $15.8 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 3.6 years.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2009	2008	2007
Weighted average grant-date fair value of stock options granted	$7.38	$6.73	$6.69
Total fair value of stock options vested	4,346	2,600	1,710
Total intrinsic value of stock options exercised	4,656	3,929	8,793
     Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2009, there were 341,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(11) EARNINGS PER SHARE
Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2009	2008	2007
Numerator for basic and diluted earnings per share
Net income	$27,010	$14,862	$17,501
Denominator:
Weighted-average basic common shares outstanding	35,240	37,714	38,735
Assumed conversion of dilutive securities:
Stock options	1,384	1,470	1,715
Warrants	—	—	902

Potentially dilutive common shares	1,384	1,470	2,617

Denominator for diluted earnings per share — Adjusted weighted-average shares	36,624	39,184	41,352

Earnings per common share:
Basic	$0.77	$0.39	$0.45

Diluted	$0.74	$0.38	$0.42

Stock options representing the right to purchase common stock of 2.6 million shares in 2009, 1.6 million shares in 2008, and 128,000 shares in 2007 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
(12) LEASES
We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have an office facility lease agreement with a shareholder. Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2014. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $6.3 million in 2009, $5.9 million in 2008, and $4.9 million in 2007, which included rent expense associated with related party lease agreements of $2.0 million in 2009 and $1.8 million in both 2008 and 2007.
Future minimum lease payments under all non-cancelable leases at December 31, 2009 are as follows:

Years ending December 31,
2010	$6,033
2011	5,265
2012	3,954
2013	2,365
2014	1,721
Thereafter	—

$19,338

Included in future minimum lease payments are non-cancelable payments due to related parties of $1.9 million in 2010, $1.8 million in 2011, $1.7 million in 2012, $1.7 million in 2013, $1.7 million in 2014 and none thereafter.
(13) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operations $2.6 million during 2009, $2.0 million during 2008, and $1.7 million during 2007.

(14) COMMITMENTS AND CONTINGENCIES
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former telephone and remote customer support personnel (“Category 1”), computer hardware and software set up and maintenance personnel (“Category 2”), implementation personnel (“Category 3”), sales support personnel (“Category 4”), and quality assurance analysts (“Category 5”). The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, the plaintiffs sent the court ordered notice to all current and former employees who worked in the foregoing job classifications at any time from June 23, 2006 until June 23, 2009. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. There are a total of 78 plaintiffs in the litigation consisting of the following: 31 in Category 1; 4 in Category 2; 39 in Category 3; 2 in Category 4; and 2 in Category 5. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
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
(15) SUBSEQUENT EVENTS
On January 6, 2010, we acquired all the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is currently integrated with our primary courts and justice applications. We have not finalized the allocation of the purchase price.
We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. We performed this evaluation through February 25, 2010, the date on which we issued our financial statements
(16) SEGMENT AND RELATED INFORMATION
We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. Factors used to identify our reportable operating segments include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance. We have determined that our CODM is our Chief Executive Officer.
   We provide our software systems and services and appraisal services through four business units:
•	financial management and education software solutions;

•	financial management and municipal courts and justice software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.
Historically, we have reported one segment. In 2009 we reexamined the economics of our businesses, and found that the financial metrics for our appraisal and tax software solutions and services unit were becoming dissimilar from our enterprise software solutions units. Accordingly, we now report two segments: (1) Enterprise Software Solutions and (2) Appraisal and Tax Software Solutions and Services. In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management and municipal courts and justice software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one segment, “Enterprise Software Solutions.” The Enterprise Software Solutions segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income as income before noncash amortization of intangible assets associated with their acquisition, share-based compensation expense, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”
Segment assets include net accounts receivable, prepaid expenses and other current assets, net property and equipment and intangibles associated with their acquisition. Corporate assets consist of cash and investments, prepaid insurance, deferred income taxes and net property and equipment mainly related to unallocated information and technology assets.
Enterprise Software Solutions segment capital expenditures in 2009 and 2008 include $11.2 million and $16.0 million, respectively for the purchase of buildings in connection with plans to consolidate workforces and support long-term growth. 2009 capital expenditures include a $1.8 million accrued retainage payment we expect to pay by mid-2010.
In 2009 and 2008 the Appraisal and Tax Solutions and Services segment had one appraisal services customer which accounted for 10.4% and 12.6%, respectively, of this segment’s total revenues.
As of and year ended December 31, 2009

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses	$39,910	$2,221	$—	$42,131
Subscriptions	16,870	311	—	17,181
Software services	71,176	9,229	—	80,405
Maintenance	114,237	10,275	—	124,512
Appraisal services	—	18,740	—	18,740
Hardware and other	6,248	—	1,069	7,317
Intercompany	1,618	—	(1,618)	—

Total Revenues	$250,059	$40,776	$(549)	$290,286
Depreciation and amortization expense	8,031	608	858	9,497
Segment operating income	55,639	6,949	(13,688)	48,900
Capital expenditures	13,361	192	614	14,167
Segment assets	$220,135	$25,597	$24,938	$270,670

As of and year ended December 31, 2008

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses	$39,936	$1,554	$—	$41,490
Subscriptions	14,352	22	—	14,374
Software services	65,906	9,091	—	74,997
Maintenance	98,383	9,075	—	107,458
Appraisal services	—	19,098	—	19,098
Hardware and other	6,354	26	1,304	7,684
Intercompany	956	2	(958)	—

Total Revenues	$225,887	$38,868	$346	$265,101
Depreciation and amortization expense	11,596	510	505	12,611
Segment operating income	47,698	5,448	(11,769)	41,377
Capital expenditures	17,563	420	2,160	20,143
Segment assets	$208,868	$24,409	$18,484	$251,761
As of and year ended December 31, 2007

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses	$33,789	$1,274	$—	$35,063
Subscriptions	10,406	—	—	10,406
Software services	52,784	7,499	—	60,283
Maintenance	77,012	8,399	—	85,411
Appraisal services	—	21,318	—	21,318
Hardware and other	7,294	21	—	7,315
Intercompany	780	138	(918)	—

Total Revenues	$182,065	$38,649	$(918)	$219,796
Depreciation and amortization expense	10,310	542	359	11,211
Segment operating income	34,833	5,040	(9,336)	30,537
Capital expenditures	2,449	412	817	3,678
Segment assets	$157,981	$22,869	$60,658	$241,508

Reconciliation of reportable segment operating
income to the Company’s consolidated totals:	2009	2008	2007
Total segment operating income	$48,900	$41,377	$30,537
Amortization of acquired software	(1,411)	(1,799)	(2,279)
Amortization of customer and trade name intangibles	(2,705)	(2,438)	(1,478)
Non-cash legal settlement related to warrants	—	(9,045)	—
Other (expense) income	(146)	1,181	1,800

Income before income taxes	$44,638	$29,276	$28,580

(17) QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table contains selected financial information from unaudited statements of operations for each quarter of 2009 and 2008.

	Quarters Ended
	2009				2008
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30(A)	Mar. 31
Revenues	$74,217	$74,332	$72,172	$69,565	$69,544	$68,637	$67,569	$59,351
Gross profit	33,239	33,235	31,997	30,292	28,945	29,950	29,089	21,803
Income before income taxes	10,922	12,421	11,334	9,961	9,845	12,335	2,026	5,070
Net income	6,656	7,475	6,873	6,006	5,131	6,359	246	3,126
Earnings per diluted share	0.18	0.20	0.19	0.16	0.14	0.16	0.01	0.08

Shares used in computing diluted earnings per share	36,600	36,487	36,723	36,747	37,604	40,019	39,633	39,527

(A)	On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”). The Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible, during the three months ended June 30, 2008.