Form 10-Q
period 2010-03-31
TYLER TECHNOLOGIES INC
filed 2010-04-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on April 27, 2010 was 35,008,809.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues:
Software licenses	$8,449	$10,756
Subscriptions	5,253	3,976
Software services	17,056	19,232
Maintenance	33,416	29,138
Appraisal services	4,275	4,892
Hardware and other	1,371	1,571

Total revenues	69,820	69,565

Cost of revenues:
Software licenses	707	1,276
Acquired software	398	315
Software services, maintenance and subscriptions	34,881	33,087
Appraisal services	2,877	3,363
Hardware and other	938	1,232

Total cost of revenues	39,801	39,273

Gross profit	30,019	30,292

Selling, general and administrative expenses	17,561	17,410
Research and development expense	3,516	2,235
Amortization of customer and trade name intangibles	806	672

Operating income	8,136	9,975

Other expense, net	(42)	(14)

Income before income taxes	8,094	9,961
Income tax provision	3,222	3,955

Net income	$4,872	$6,006

Earnings per common share:
Basic	$0.14	$0.17

Diluted	$0.13	$0.16

Basic weighted average common shares outstanding	35,101	35,497
Diluted weighted average common shares outstanding	36,655	36,747
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,051	$9,696
Restricted cash equivalents	5,000	6,000
Short-term investments available-for-sale	—	50
Accounts receivable (less allowance for losses of $1,977 in 2010 and $2,389 in 2009)	63,076	81,245
Prepaid expenses	7,814	7,921
Other current assets	1,493	1,437
Deferred income taxes	3,279	3,338

Total current assets	84,713	109,687

Accounts receivable, long-term portion	1,109	1,018
Property and equipment, net	36,190	35,750
Non-current investments available-for-sale	2,145	1,976

Other assets:
Goodwill	92,831	90,258
Customer related intangibles, net	30,184	25,490
Software, net	4,276	4,218
Other acquisition related intangibles, net	1,972	2,063
Sundry	235	210

	$253,655	$270,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,067	$3,807
Accrued liabilities	17,369	26,110
Deferred revenue	85,828	99,116
Income taxes payable	1,384	220
Total current liabilities	107,648	129,253

Deferred income taxes	7,059	7,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2010 and 2009	481	481
Additional paid-in capital	155,039	153,734
Accumulated other comprehensive loss, net of tax	(296)	(405)
Retained earnings	82,376	77,504
Treasury stock, at cost; 13,113,799 and 13,027,838 shares in 2010 and 2009, respectively	(98,652)	(96,956)

Total shareholders’ equity	138,948	134,358

	$253,655	$270,670

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,872	$6,006
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,649	2,332
Share-based compensation expense	1,465	1,127
Excess tax benefit from exercises of share-based arrangements	(48)	(148)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	18,078	11,298
Income tax payable	1,215	2,830
Prepaid expenses and other current assets	180	(162)
Accounts payable	(740)	827
Accrued liabilities	(7,448)	(3,173)
Deferred revenue	(13,289)	(8,731)

Net cash provided by operating activities	6,934	12,206

Cash flows from investing activities:
Proceeds from sale of investments	50	775
Cost of acquisitions, net of cash acquired	(9,623)	(525)
Additions to property and equipment	(2,238)	(2,333)
Decrease in restricted investments	1,000	—
Increase in other	(25)	(6)

Net cash used by investing activities	(10,836)	(2,089)

Cash flows from financing activities:
Purchase of treasury shares	(2,317)	(10,096)
Net payments on revolving line of credit	—	(500)
Contributions from employee stock purchase plan	447	322
Proceeds from exercise of stock options	79	558
Excess tax benefit from exercises of share-based arrangements	48	148

Net cash used by financing activities	(1,743)	(9,568)

Net (decrease) increase in cash and cash equivalents	(5,645)	549
Cash and cash equivalents at beginning of period	9,696	1,762

Cash and cash equivalents at end of period	$4,051	$2,311

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2010 and December 31, 2009 and operating result amounts are for the three months ended March 31, 2010 and 2009, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2009. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
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
For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to determine that we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method”, in compliance with ASC 985-605, Software Revenue Recognition, in accounting for any element of a multiple element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.

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
For ASP and other hosting arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition. For ASP and other hosting arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate revenue to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with ASP and hosting arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
(3) Acquisitions
In January 2010 we acquired all the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is integrated with our primary courts and justice solution.
In connection with this transaction we acquired total tangible assets of approximately $867,000. We recorded goodwill of approximately $2.6 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $6.1 million. The $6.1 million of intangible assets is attributable to customer relationships and acquired software that will be amortized over a weighted average period of approximately 9.5 years. Our balance sheet as of March 31, 2010 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the dates of acquisition.
The operating results of this acquisition are included in our results of operations since the date of acquisition.
(4) Financial Instruments
Assets recorded at fair value in the balance sheet as of March 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
As of March 31, 2010 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$9,051	$9,051	$—	$—
Non-current investments available-for-sale	2,145	—	—	2,145

Total	$11,196	$9,051	$—	$2,145

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 22 to 33 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through February 2010. As of March 31, 2010 we have continued to earn and collect interest on both of our ARS.
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
The par and carrying values, and related cumulative unrealized loss for our ARS as of March 31, 2010 are as follows:

		Temporary	Carrying
	Par Value	Impairment	Value
Investments available-for-sale	$2,600	$455	$2,145
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $109,000, net of related tax effects of $60,000 in the three months ending March 31, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2010. Based on our cash and cash equivalents balance of $9.1 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the three months ended March 31, 2010:

Balance as of December 31, 2009	$1,976
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	169

Balance as of March 31, 2010	$2,145

(5) Shareholders’ Equity
The following table details activity in our common stock:

	Three months ended March 31,
	2010		2009
	Shares	Amount	Shares	Amount
Purchases of common stock	(129)	$(2,411)	(707)	$(8,832)
Stock option exercises	18	79	120	558
Employee stock plan purchases	25	425	35	362
As of March 31, 2010 we have authorization from our board of directors to repurchase up to 2.1 million additional shares of Tyler common stock.

(6) Short-Term Revolving Line of Credit
In October 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement which originally matured October 19, 2009. We amended and extended the related pledge and security agreement in October 2009. The Credit Facility matures October 18, 2010 and provides for total borrowings of up to $25.0 million and a $10.0 million Letter of Credit facility which can either be cash collateralized or issued using availability under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either the Wall Street Journal prime rate minus .5% or the 30, 60 or 90-day LIBOR rate plus 2%; however, a minimum interest rate of 3.25% will apply. As of March 31, 2010, our effective average interest rate for borrowings during the three months ended March 31, 2010 was 3.25%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and limits incurrence of additional indebtedness and liens. As of March 31, 2010, we were in compliance with those covenants.
As of March 31, 2010, we had no outstanding borrowings and unused available borrowing capacity of $21.7 million under the Credit Facility. In addition, as of March 31, 2010, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $5.0 million and $3.3 million of our available borrowing capacity and expire through January 2011. The carrying amount of the Credit Facility approximates fair value due to the short-term nature of the instrument.
(7) Income Tax Provision
For the three months ended March 31, 2010, we had an effective income tax rate of 39.8%, compared to 39.7% for the three months ended March 31, 2009. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $2.0 million in the three months ended March 31, 2010, compared to $1.2 million in net payments for the same period of the prior year.
(8) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2010	2009
Numerator for basic and diluted earnings per share:

Net income	$4,872	$6,006

Denominator:

Weighted-average basic common shares outstanding	35,101	35,497
Assumed conversion of dilutive securities:
Stock options	1,554	1,250

Denominator for diluted earnings per share — Adjusted weighted-average shares	36,655	36,747

Earnings per common share:
Basic	$0.14	$0.17

Diluted	$0.13	$0.16

For the three months ended March 31, 2010 and the three months ended March 31, 2009, stock options representing the right to purchase common stock of 2.1 million shares and 2.7 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(9) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of operations, pursuant to ASC 718, Stock Compensation:

	Three months ended
	March 31,
	2010	2009
Cost of software services, maintenance and subscriptions	$165	$120
Selling, general and administrative expense	1,300	1,007

Total share-based compensation expense	$1,465	$1,127

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
On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, notice was sent to all current and former employees who worked in the foregoing job classifications during the applicable time periods. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. In 2010, a number of plaintiffs voluntarily withdrew their claims. Currently, there are a total of 61 plaintiffs in the litigation consisting of the following: 24 in Category 1; 3 in Category 2; 32 in Category 3; 0 in Category 4; and 2 in Category 5. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(11) Recent Accounting Pronouncements
Effective January 1, 2010, we adopted the provisions of Accounting Standards Update (ASU) 2009-13, Multiple Element Arrangements. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (ASC) 605-25, Multiple Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element revenue guidance for arrangements that are not accounted for under ASC 985-605, Software Revenue Recognition. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of service revenue for certain of our ASP and hosting arrangements than under previous guidance. The adoption of this ASU did not have a material impact on our financial condition or results of operations.
Effective January 1, 2010, we adopted the provisions of ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 updates the existing fair value measurements and disclosures guidance currently included in ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The adoption of this ASU did not have a material impact on our financial condition or results of operations.

(12) Segment and Related Information
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
For the three months ended March 31, 2010

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$7,922	$527	$—	$8,449
Subscriptions	5,174	79	—	5,253
Software services	14,555	2,501	—	17,056
Maintenance	29,709	3,707	—	33,416
Appraisal services	—	4,275	—	4,275
Hardware and other	1,364	7	—	1,371
Intercompany	325	—	(325)	—

Total revenues	$59,049	$11,096	$(325)	$69,820
Segment operating income	$11,262	$1,793	$(3,715)	$9,340

For the three months ended March 31, 2009

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$10,215	$541	$—	$10,756
Subscriptions	3,895	81	—	3,976
Software services	16,853	2,379	—	19,232
Maintenance	25,812	3,326	—	29,138
Appraisal services	—	4,892	—	4,892
Hardware and other	1,235	—	336	1,571
Intercompany	407	—	(407)	—

Total revenues	$58,417	$11,219	$(71)	$69,565
Segment operating income	$12,401	$1,370	$(2,809)	$10,962

	For the three months ended March 31,
	2010	2009

Reconciliation of reportable segment operating income to the Company’s consolidated totals:
Total segment operating income	$9,340	$10,962
Amortization of acquired software	(398)	(315)
Amortization of customer and trade name intangibles	(806)	(672)
Other expense, net	(42)	(14)

Income before income taxes	$8,094	$9,961

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our products generally automate three major functional areas (1) financial management and education, (2) courts and justice and (3) property appraisal and tax and we report our results in two segments. The Enterprise Software Solutions (ESS) segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
In January 2010 we acquired all the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is integrated with our primary courts and justice solution.
As of March 31, 2010, our total employee count increased to 2,034 from 1,991 at March 31, 2009.
Outlook
The financial market crisis has continued to disrupt credit and equity markets worldwide. Broad economic conditions remain uncertain and public sector entities continue to experience pressures that are reflected in longer than normal decision processes, postponement of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. Local and state governments may face financial pressures that could in turn affect our growth rate in the second quarter of 2010 and for the calendar year. While market conditions are not robust, we have stability from our foundation of recurring revenues and high customer retention. Our base of recurring revenues from maintenance and support and subscription-based services was approximately 55% of total revenues for the three months ended March 31, 2010. We expect that in excess of 60% of our annual earnings will occur in the second half of 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2009.

ANALYSIS OF RESULTS OF OPERATIONS

	Percentage of Total Revenue
	First Quarter
	2010	2009

Revenue:
Software licenses	12.1%	15.5%
Subscriptions	7.5	5.7
Software services	24.4	27.6
Maintenance	47.9	41.9
Appraisal services	6.1	7.0
Hardware and other	2.0	2.3

Total revenue	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.6	2.3
Cost of software services, maintenance and subscriptions	50.0	47.6
Cost of appraisal services	4.1	4.8
Cost of hardware and other	1.3	1.8
Selling, general and administrative expenses	25.1	25.0
Research and development expense	5.0	3.2
Amortization of customer base and trade name intangibles	1.2	1.0

Operating income	11.7	14.3
Other income	(0.1)	(0.0)

Income before income taxes	11.6	14.3
Income tax provision	4.6	5.7

Net income	7.0%	8.6%

     Revenues
Software licenses.
Software license revenues consist of the following components for the periods presented as of March 31:

	First Quarter		Change
Software license revenue	2010	2009	$	%

Enterprise Software Solutions	$7,922	$10,215	$(2,293)	(22)%
Appraisal and Tax Software Solutions and Services	527	541	(14)	(3)

Total software license revenue	$8,449	$10,756	$(2,307)	(21)%

In the three months ended March 31, 2010, we signed 16 new large contracts with average software license fees of approximately $406,000 compared to 15 new large contracts signed in the three months ended March 31, 2009 with average software license fees of approximately $397,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed Financial Statements.
ESS software license revenue represented approximately 94% of our total software license revenue in the periods presented. For the three months ended March 31, 2010, ESS software license revenue declined substantially compared to the prior year period. The decrease in software license fees is mainly attributable to longer sales cycles to negotiate and close contracts that have reached the request for proposal phase and postponement of purchasing decisions mainly due to budgetary constraints related to economic conditions. The software installation period for most of our financial management and education solutions which, comprise over 60% of ESS software license revenue, is relatively short and delays in the timing of signing new contracts will impact our results in the short term.
Subscriptions.

	First Quarter		Change
Subscriptions revenue	2010	2009	$	%

Enterprise Software Solutions	$5,174	$3,895	$1,279	33%
Appraisal and Tax Software Solutions and Services	79	81	(2)	(2)

Total subscriptions revenue	$5,253	$3,976	$1,277	32%

Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. Subscription revenue grew by 15%, excluding the impact of acquisitions. ASP and other software subscriptions agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. Existing customers who converted to our ASP model as well as new customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.
Software services.

	First Quarter		Change
Software services revenue	2010	2009	$	%

Enterprise Software Solutions	$14,555	$16,853	$(2,298)	(14)%
Appraisal and Tax Software Solutions and Services	2,501	2,379	122	5

Total software services revenue	$17,056	$19,232	$(2,176)	(11)%

Software services revenues primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses, generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. The decline in software services revenues for the three months ended March 31, 2010 is principally due to lower software license revenue arrangements due to weak economic conditions.
Maintenance.

	First Quarter		Change
Maintenance revenue	2010	2009	$	%

Enterprise Software Solutions	$29,709	$25,812	$3,897	15%
Appraisal and Tax Software Solutions and Services	3,707	3,326	381	11

Total maintenance revenue	$33,416	$29,138	$4,278	15%

We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 15% for the three months ended March 31, 2010, compared to the prior year periods. Maintenance and support services grew 14%, excluding the impact of acquisitions completed in the prior twelve months. This increase was due to growth in our installed customer base and maintenance rate increases on most of our product lines.

Appraisal services.

	First Quarter		Change
Appraisal services revenue	2010	2009	$	%

Enterprise Software Solutions	$—	$—	$—	—%
Appraisal and Tax Software Solutions and Services	4,275	4,892	(617)	(13)

Total appraisal services revenue	$4,275	$4,892	$(617)	(13)%

Appraisal services revenue declined 13% for the three months ended March 31, 2010 compared to the prior year period. The appraisal services business is somewhat cyclical and driven in part by scheduled revaluation cycles in various states. We substantially completed one large complex appraisal project in mid-2009. We began implementing several new revaluation contracts in late 2009. However, these projects are smaller and less complex and as a result the average rates are slightly lower than 2009.
     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented:

	First Quarter		Change
($ in thousands)	2010	2009	$	%

Software licenses	$707	$1,276	(569)	(45)%
Acquired software	398	315	83	26
Software services, maintenance and subscriptions	34,881	33,087	1,794	5
Appraisal services	2,877	3,363	(486)	(14)
Hardware and other	938	1,232	(294)	(24)

Total cost of revenues	$39,801	$39,273	528	1%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2010	2009	%

Software licenses and acquired software	86.9%	85.2%	1.7%
Software services, maintenance and subscriptions	37.4	36.8	0.6
Appraisal services	32.7	31.3	1.4
Hardware and other	31.6	21.6	10.0

Overall gross margin	43.0%	43.5%	(0.5)%
Software licenses. Costs of software license consist of third party software costs, amortization expense for capitalized development costs on certain software products and amortization expense for software acquired through acquisitions.
For the three months ended March 31, 2010 and 2009, approximately 53% and 65%, respectively, of the costs of software license relates to third party software costs. Amortization expense for capitalized development costs on certain software products comprises approximately11% to 15% of our cost of software license revenues. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.

For the three months ended March 31, 2010 and 2009, amortization expense for software acquired through acquisitions comprises approximately 36% and 20%, respectively, of our cost of software license revenues. We completed several acquisitions in the period 2007 through the first quarter of 2010 and these costs are being amortized over a weighted average period of approximately 5 years.
For the three months ended March 31, 2010, our software license gross margin percentage increased slightly because the product mix included less third party software. Third party software has a lower gross margin than proprietary software solutions.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three months ended March 31, 2010, the software services, maintenance and subscriptions gross margin was flat compared to the prior year period principally due to lower software services revenues. We believe this decline is temporary and due to weak economic conditions. We have increased our implementation and support staff by 26 employees since March 31, 2009.
Appraisal services. Our appraisal services gross margin increased slightly in the three months ended March 31, 2010. A high portion of the costs of appraisal services revenue are variable, as we often employ temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion. In the prior year our appraisal project mix included several contracts that required additional staffing as well as an unusually large complex re-appraisal project that ended in mid- 2009. As a result of the completion of these contracts the appraisal staff declined by 53 employees since March 31, 2009.
Our blended gross margin for the three months ended March 31, 2010 was slightly lower than the prior year primarily due to a product mix that included less software license revenue. Software license revenue inherently has higher gross margins than other revenues such as services and hardware.
     Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees as well as, professional fees, trade show activities, advertising costs and other marketing related costs. The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2010	2009	$	%

Selling, general and administrative expenses	$17,561	$17,410	151	1%
SG&A as a percentage of revenues for the three months ended March 31, 2010 was flat compared to the prior year period. The increase in SGA expenses was mainly comprised of share-based compensation.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2010	2009	$	%

Research and development expense	$3,516	$2,235	$1,281	57%
Research and development expense consist mainly of costs associated with development of new products and new software platforms for which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. We have increased our development staff by 59 employees since March 31, 2009. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs.
For the three months ended March 31, 2010 and 2009, we offset our research and development expense by $1.2 million and $857,000, respectively, which were the amounts earned under the terms of our agreement with Microsoft. In September 2008, Tyler and Microsoft signed a statement of work under the Amended Software Development and License Agreement for which we currently expect to recognize offsets to our research and development expense by approximately $850,000 each quarter through the end of 2010. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter, with the first payment to be invoiced on August 31, 2010 and invoiced quarterly through March 31, 2012 for a total of approximately $6.2 million. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.
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

	First Quarter		Change
($ in thousands)	2010	2009	$	%

Amortization of customer and trade name intangibles	$806	$672	134	20%
In the first quarter of 2010 we completed one acquisition, which increased amortizable customer and trade name intangibles by $5.5 million. This amount will be amortized over 10 years.
     Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2010	2009	$	%

Income tax provision	$3,222	$3,955	$(733)	(19)%

Effective income tax rate	39.8%	39.7%
The effective income tax rates for the three months ended March 31, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2010 we had cash and cash equivalents (including restricted cash equivalents) of $9.1 million and investments of $2.1 million, compared to cash and cash equivalents (including restricted cash equivalents) of $15.7 million and investments of $2.0 million at December 31, 2009. As of March 31, 2010, we had no outstanding borrowings and unused borrowing capacity of $21.7 million under our revolving line of credit. In addition, as of March 31, 2010, we had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $5.0 million and $3.3 million of our available borrowing capacity and expire through January 2011.

The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2010	2009
Cash flows provided by (used by):
Operating activities	$6,934	$12,206
Investing activities	(10,836)	(2,089)
Financing activities	(1,743)	(9,568)

Net (decrease) increase in cash and cash equivalents	$(5,645)	$549

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
Operating Activities
For the three months ended March 31, 2010, operating activities provided net cash of $6.9 million, primarily generated from net income of $4.9 million, non-cash depreciation and amortization charges of $2.6 million, non-cash share-based compensation expense of $1.5 million. These increases were somewhat by an increase in working capital of $2.0 million. In the three months ended March 31, 2010, we adopted a new company-wide vacation policy and as a result paid approximately $1.8 million to reduce accrued vacation balances in connection with changing the policy. Working capital also increased due to lower accounts payable and accrued liabilities pertaining to timing of payments on vendor invoices. These increases to working capital were offset somewhat by the collection of annual maintenance renewals that were billed near the end of December.
In general changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Our days sales outstanding (“DSO”) was 81 days at March 31, 2010, compared to 98 days at December 31, 2009 and 85 days at March 31, 2009. Our maintenance billing cycles typically peak at their highest level in December and June of each year and are followed by collections in the subsequent quarter. As a result our DSO usually declines in the first quarter compared to the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
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
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $109,000, net of related tax effects of $60,000 in the three months ended March 31, 2010, which is included in accumulated other comprehensive loss on our balance sheet.

     We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2010. Based on our cash and cash equivalents balance of $9.1 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
Investing activities used cash of $10.8 million in the three months ending March 31, 2010 compared to $2.1 million for the same period in 2009. In January 2010, we completed the acquisition for the assets of Wiznet, Inc. for $9.5 million in cash. Also, in connection with plans to consolidate workforces and support planned long-term growth, we paid $1.2 million in the three months ended March 31, 2010 compared to $1.5 million in the three months ended March 31, 2009, for construction of an office building in Lubbock, Texas. We expect to pay the remaining final retainage of approximately $600,000 in the next three months to complete this construction. In the three months ended March 31, 2010, we also liquidated $50,000 of investments in ARS for cash at par. In the three months ended March 31, 2009, we completed the acquisitions of PulseMark, LLC for $525,000 in cash and liquidated $775,000 of short-term investments in ARS for cash at par. Capital expenditures and acquisitions were funded from cash generated from operations.
Financing activities used cash of $1.7 million in the three months ended March 31, 2010 compared to $9.6 million in the same period for 2009. Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and employee stock purchase plan activity. These purchases were funded by short-term borrowings as well as cash from operations.
During the three months ended March 31, 2010, we purchased 129,000 shares of our common stock for an aggregate purchase price of $2.4 million. At March 31, 2010, we had authorization to repurchase up to 2.1 million additional shares of Tyler common stock. A summary of the repurchase activity during the three months ended March 31, 2010 is as follows:

		Additional number		Maximum number of
	Total number	of shares authorized		shares that may be
	of shares	that may be	Average price	repurchased under
(Shares in thousands)	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	—	—	$—	2,263
February 1 through February 28	69	—	18.66	2,194
March 1 through March 31	60	—	18.85	2,134

Total three months ended March 31, 2010	129	—	$18.75

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008 and May 2009. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
We made federal and state income tax payments, net of refunds of $2.0 million in the three months ended March 31, 2010 compared to $1.2 million in the comparable prior year.
Excluding acquisitions and final retainage payment for an office building, we anticipate that 2010 capital spending will be between $3.7 million and $4.2 million. Our 2010 expenditures are primarily related to computer equipment and software for infrastructure expansions. We currently do not expect to capitalize significant amounts related to software development in 2010, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2010 is expected to be funded from existing cash balances, cash flows from operations and our revolving line of credit.

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
All of our ARS are reflected at estimated fair value in the balance sheet at March 31, 2010. In prior periods, due to the auction process which took place approximately every 30 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 as discussed in ASC 820 Fair Value Measurements and Disclosures. However, due to the financial market crisis, the auction events for most of these securities have failed. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of March 31, 2010, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $109,000, net of related tax effects of $60,000 in the three months ended March 31, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2010. Based on our cash and cash equivalents balance of $9.1 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 23, 2009, the Court issued an Order granting Plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, notice was sent to all current and former employees who worked in the foregoing job classifications during the applicable time periods. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. In 2010, a number of plaintiffs voluntarily withdrew their claims. Currently, there are a total of 61 plaintiffs in the litigation consisting of the following: 24 in Category 1; 3 in Category 2; 32 in Category 3; 0 in Category 4; and 2 in Category 5. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the first three months of 2010, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: April 28, 2010