Form 10-Q
period 2010-06-30
TYLER TECHNOLOGIES INC
filed 2010-07-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on July 27, 2010 was 34,666,000.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Software licenses	$8,735	$9,912	$17,184	$20,668
Subscriptions	5,807	4,160	11,060	8,136
Software services	18,506	21,330	35,562	40,562
Maintenance	33,212	30,224	66,628	59,362
Appraisal services	4,925	5,054	9,200	9,946
Hardware and other	1,415	1,492	2,786	3,063

Total revenues	72,600	72,172	142,420	141,737

Cost of revenues:
Software licenses	852	1,433	1,559	2,709
Acquired software	398	358	796	673
Software services, maintenance and subscriptions	34,595	34,174	69,476	67,261
Appraisal services	3,131	2,997	6,008	6,360
Hardware and other	1,149	1,213	2,087	2,445

Total cost of revenues	40,125	40,175	79,926	79,448

Gross profit	32,475	31,997	62,494	62,289

Selling, general and administrative expenses	17,439	17,084	35,000	34,494
Research and development expense	3,744	2,839	7,260	5,074
Amortization of customer and trade name intangibles	807	677	1,613	1,349

Operating income	10,485	11,397	18,621	21,372

Other expense, net	(102)	(63)	(144)	(77)

Income before income taxes	10,383	11,334	18,477	21,295
Income tax provision	4,134	4,461	7,356	8,416

Net income	$6,249	$6,873	$11,121	$12,879

Earnings per common share:
Basic	$0.18	$0.19	$0.32	$0.36

Diluted	$0.17	$0.19	$0.31	$0.35

Basic weighted average common shares outstanding	34,862	35,343	34,815	35,393
Diluted weighted average common shares outstanding	36,203	36,723	36,262	36,708
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,192	$9,696
Restricted cash equivalents	5,000	6,000
Short-term investments available-for-sale	25	50
Accounts receivable (less allowance for losses of $1,142 in 2010 and $2,389 in 2009)	89,503	81,245
Prepaid expenses	7,470	7,921
Other current assets	3,886	1,437
Deferred income taxes	3,288	3,338

Total current assets	110,364	109,687

Accounts receivable, long-term portion	774	1,018
Property and equipment, net	35,695	35,750
Non-current investments available-for-sale	2,094	1,976

Other assets:
Goodwill	92,831	90,258
Customer related intangibles, net	29,399	25,490
Software, net	3,751	4,218
Other acquisition related intangibles, net	1,882	2,063
Sundry	209	210

	$276,999	$270,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,929	$3,807
Accrued liabilities	16,966	26,110
Short-term revolving line of credit	14,650	—
Deferred revenue	97,838	99,116
Income taxes payable	—	220

Total current liabilities	132,383	129,253

Deferred income taxes	7,137	7,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2010 and 2009	481	481
Additional paid-in capital	153,887	153,734
Accumulated other comprehensive loss, net of tax	(312)	(405)
Retained earnings	88,625	77,504
Treasury stock, at cost; 13,511,616 and 13,027,838 shares in 2010 and 2009, respectively	(105,202)	(96,956)

Total shareholders’ equity	137,479	134,358

	$276,999	$270,670

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$11,121	$12,879
Adjustments to reconcile net income to net cash (used) provided by operations:
Depreciation and amortization	5,318	4,734
Share-based compensation expense	3,073	2,365
Excess tax benefit from exercises of share-based arrangements	(1,161)	(357)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(8,014)	(6,102)
Income tax payable	(1,630)	(158)
Prepaid expenses and other current assets	840	128
Accounts payable	(878)	3
Accrued liabilities	(7,843)	(1,796)
Deferred revenue	(1,200)	(3,363)

Net cash (used) provided by operating activities	(374)	8,333

Cash flows from investing activities:
Proceeds from sale of investments	50	1,675
Cost of acquisitions, net of cash acquired	(9,661)	(2,234)
Additions to property and equipment	(3,493)	(4,538)
Decrease (increase) in restricted investments	1,000	(918)
Decrease in other	3	8

Net cash used by investing activities	(12,101)	(6,007)

Cash flows from financing activities:
Purchase of treasury shares	(14,398)	(10,210)
Increase in net borrowings on revolving line of credit	14,650	7,425
Contributions from employee stock purchase plan	951	713
Proceeds from exercise of stock options	1,607	1,051
Excess tax benefit from exercises of share-based arrangements	1,161	357

Net cash provided (used) by financing activities	3,971	(664)

Net (decrease) increase in cash and cash equivalents	(8,504)	1,662
Cash and cash equivalents at beginning of period	9,696	1,762

Cash and cash equivalents at end of period	$1,192	$3,424

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2010 and December 31, 2009 and operating result amounts are for the three and six months ended June 30, 2010 and 2009, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2009. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
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
Computer Hardware Equipment
Revenue allocable to computer hardware equipment is recognized when we deliver the equipment and collection is probable.
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
In connection with this transaction we acquired total tangible assets of approximately $867,000. We recorded goodwill of approximately $2.6 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $6.1 million. The $6.1 million of intangible assets is attributable to customer relationships and acquired software that will be amortized over a weighted average period of approximately 9.5 years. Our balance sheet as of June 30, 2010 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.
The operating results of this acquisition are included in our results of operations since the date of acquisition.
(4) Financial Instruments
Assets recorded at fair value in the balance sheet as of June 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
As of June 30, 2010 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,192	$6,192	$—	$—
Short-term investments available-for-sale	25	25	—	—
Non-current investments available-for-sale	2,094	—	—	2,094

Total	$8,311	$6,217	$—	$2,094

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Level 1 financial assets also include auction rate municipal securities which were sold for cash at par subsequent to June 30, 2010. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 22 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through July 2010. As of June 30, 2010 we have continued to earn and collect interest on both of our ARS.
Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments. The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of June 30, 2010 are as follows:

		Temporary	Carrying
	Par Value	Impairment	Value
Non-current investments available-for-sale	$2,575	$481	$2,094
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $93,000, net of related tax effects of $50,000 in the six months ending June 30, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2010. Based on our cash and cash equivalents balance of $6.2 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the six months ended June 30, 2010:

Balance as of December 31, 2009	$1,976
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	169

Balance as of March 31, 2010	2,145
Transfers into level 3	—
Transfers out of level 3	(25)
Unrealized losses included in accumulated other comprehensive loss	(26)

Balance as of June 30, 2010	$2,094

(5) Shareholders’ Equity
The following table details activity in our common stock:

	Six months ended June 30,
	2010		2009
	Shares	Amount	Shares	Amount
Purchases of common stock	(868)	$(14,878)	(715)	$(8,947)
Stock option exercises	332	1,607	208	1,051
Employee stock plan purchases	53	871	61	683
As of June 30, 2010 we have authorization from our board of directors to repurchase up to 1.4 million additional shares of Tyler common stock. On July 27, 2010 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. As of July 27, 2010 we have total authorization to repurchase up to 3.4 million shares of Tyler common stock.

(6) Short-Term Revolving Line of Credit
In October 2008, we entered into a revolving bank credit agreement (the “Credit Facility”) and a related pledge and security agreement which originally matured October 19, 2009. We amended and extended the related pledge and security agreement in October 2009. The Credit Facility matures October 18, 2010 and provides for total borrowings of up to $25.0 million and a $10.0 million Letter of Credit facility which can either be cash collateralized or issued using availability under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either the Wall Street Journal prime rate minus .5% or the 30, 60 or 90-day LIBOR rate plus 2%; however, a minimum interest rate of 3.25% applies. As of June 30, 2010, our effective average interest rate for borrowings during both the three and six months ended June 30, 2010 was 3.25%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, restricts the amount of our common stock we may purchase and limits incurrence of additional indebtedness and liens. As of June 30, 2010, we were in compliance with those covenants.
As of June 30, 2010, we had $14.6 million in outstanding borrowings and unused available borrowing capacity of $7.1 million under the Credit Facility. In addition, as of June 30, 2010, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $5.0 million and $3.3 million of our available borrowing capacity and expire through mid-2011. The carrying amount of the Credit Facility approximates fair value due to the short-term nature of the instrument.
(7) Income Tax Provision
For both the three and six months ended June 30, 2010, we had an effective income tax rate of 39.8% compared to 39.4% and 39.5% for the three and six months ended June 30, 2009, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $9.0 million in the six months ended June 30, 2010, compared to $8.6 million in net payments for the same period of the prior year.
(8) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:

Net income	$6,249	$6,873	$11,121	$12,879

Denominator:

Weighted-average basic common shares outstanding	34,862	35,343	34,815	35,393
Assumed conversion of dilutive securities:
Stock options	1,341	1,380	1,447	1,315

Denominator for diluted earnings per share — Adjusted weighted-average shares	36,203	36,723	36,262	36,708

Earnings per common share:
Basic	$0.18	$0.19	$0.32	$0.36

Diluted	$0.17	$0.19	$0.31	$0.35

For the three and six months ended June 30, 2010 stock options representing the right to purchase common stock of approximately 2.4 million shares and 2.3 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For both the three and six months ended June 30, 2009 stock options representing the right to purchase common stock of 2.7 million shares were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(9) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of operations, pursuant to ASC 718, Stock Compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of software services, maintenance and subscriptions	$180	$134	$345	$254
Selling, general and administrative expense	1,428	1,103	2,728	2,111

Total share-based compensation expense	$1,608	$1,237	$3,073	$2,365

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
On June 23, 2009, the Court issued an Order granting plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, notice was sent to all current and former employees who worked in the foregoing job classifications during the applicable time periods. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. Since that time, a number of plaintiffs voluntarily withdrew their petition.
During a mediation which occurred during the second quarter of 2010, we reached a conditional settlement in principle with all of the plaintiffs in Categories 1, 2, 4, and 5 (24 plaintiffs in the aggregate). The terms of the settlement agreement which are immaterial and confidential, are subject to Court approval. If the Court approves the settlement, the remaining litigation will consist of 35 Category 3 plaintiffs. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(11) Segment and Related Information
We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units which focus on the following products:
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
For the three months ended June 30, 2010

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$8,246	$489	$—	$8,735
Subscriptions	5,723	84	—	5,807
Software services	15,859	2,647	—	18,506
Maintenance	29,506	3,706	—	33,212
Appraisal services	—	4,925	—	4,925
Hardware and other	1,280	—	135	1,415
Intercompany	461	—	(461)	—

Total revenues	$61,075	$11,851	$(326)	$72,600
Segment operating income	$13,260	$1,954	$(3,524)	$11,690
For the six months ended June 30, 2010

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$16,168	$1,016	$—	$17,184
Subscriptions	10,897	163	—	11,060
Software services	30,414	5,148	—	35,562
Maintenance	59,215	7,413	—	66,628
Appraisal services	—	9,200	—	9,200
Hardware and other	2,644	7	135	2,786
Intercompany	786	—	(786)	—

Total revenues	$120,124	$22,947	$(651)	$142,420
Segment operating income	$24,522	$3,747	$(7,239)	$21,030

For the three months ended June 30, 2009

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$9,256	$656	$—	$9,912
Subscriptions	4,086	74	—	4,160
Software services	18,687	2,643	—	21,330
Maintenance	26,686	3,538	—	30,224
Appraisal services	—	5,054	—	5,054
Hardware and other	1,401	32	59	1,492
Intercompany	283	—	(283)	—

Total revenues	$60,399	$11,997	$(224)	$72,172
Segment operating income	$13,924	$2,082	$(3,574)	$12,432
For the six months ended June 30, 2009

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$19,471	$1,197	$—	$20,668
Subscriptions	7,981	155	—	8,136
Software services	35,540	5,022	—	40,562
Maintenance	52,498	6,864	—	59,362
Appraisal services	—	9,946	—	9,946
Hardware and other	2,636	32	395	3,063
Intercompany	690	—	(690)	—

Total revenues	$118,816	$23,216	$(295)	$141,737
Segment operating income	$26,325	$3,452	$(6,383)	$23,394

Reconciliation of reportable segment operating	For the three months ended June 30,		For the six months ended June 30,
income to the Company’s consolidated totals:	2010	2009	2010	2009
Total segment operating income	$11,690	$12,432	$21,030	$23,394
Amortization of acquired software	(398)	(358)	(796)	(673)
Amortization of customer and trade name intangibles	(807)	(677)	(1,613)	(1,349)
Other expense, net	(102)	(63)	(144)	(77)

Income before income taxes	$10,383	$11,334	$18,477	$21,295

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
As of June 30, 2010, our total employee count increased to 2,032 from 1,973 at June 30, 2009.

Outlook
Broad economic conditions remain uncertain and public sector entities continue to experience pressures that are reflected in longer than normal decision processes, postponement of purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. Local and state governments may face financial pressures that could in turn affect our growth rate in the third quarter of 2010 and for the calendar year. While market conditions are not robust, we have stability from our foundation of recurring revenues and high customer retention. Our base of recurring revenues from maintenance and support and subscription-based services was approximately 55% of total revenues for the six months ended June 30, 2010. We expect that in excess of 60% of our annual earnings will occur in the second half of 2010.
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
ANALYSIS OF RESULTS OF OPERATIONS

	Percentage of Total Revenue
	Second Quarter		Six Months
	2010	2009	2010	2009

Revenue:
Software licenses	12.0%	13.7%	12.1%	14.6%
Subscriptions	8.0	5.8	7.8	5.7
Software services	25.5	29.5	25.0	28.6
Maintenance	45.7	41.9	46.8	41.9
Appraisal services	6.8	7.0	6.4	7.0
Hardware and other	2.0	2.1	1.9	2.2

Total revenue	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.7	2.5	1.7	2.4
Cost of software services, maintenance and subscriptions	47.7	47.4	48.8	47.4
Cost of appraisal services	4.3	4.1	4.2	4.5
Cost of hardware and other	1.6	1.7	1.4	1.7
Selling, general and administrative expenses	24.0	23.7	24.6	24.3
Research and development expense	5.2	3.9	5.1	3.6
Amortization of customer base and trade name intangibles	1.1	0.9	1.1	1.0

Operating income	14.4	15.8	13.1	15.1
Other expenses, net	(0.1)	(0.1)	(0.1)	(0.1)

Income before income taxes	14.3	15.7	13.0	15.0
Income tax provision	5.7	6.2	5.2	5.9

Net income	8.6%	9.5%	7.8%	9.1%

     Revenues
Software licenses.
The following table sets forth a comparison of our software license revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$8,246	$9,256	$(1,010)	(11)%	$16,168	$19,471	$(3,303)	(17)%
Appraisal and Tax Software Solutions and Services	489	656	(167)	(25)	1,016	1,197	(181)	(15)

Total software license revenue	$8,735	$9,912	$(1,177)	(12)%	$17,184	$20,668	$(3,484)	(17)%

In the three months ended June 30, 2010, we signed 17 new large contracts with average software license fees of approximately $424,000 compared to 15 new large contracts signed in the three months ended June 30, 2009 with average software license fees of approximately $201,000. In the six months ended June 30, 2010, we signed 33 new large contracts with average software license fees of approximately $415,000 compared to 30 new large contracts signed in the six months ended June 30, 2009 with average software license fees of approximately $299,000. New contracts under which software license revenues are expected to be recognized using the percentage-of-completion method provided the majority of the growth in the average new software license fees. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 2 in the Notes to the Unaudited Condensed Financial Statements.
ESS software license revenue represented over 90% of our total software license revenue in the periods presented. For the three and six months ended June 30, 2010, ESS software license revenues recognized declined substantially compared to the prior year period. The decrease in software license revenues is mainly attributable to longer sales cycles to negotiate and close contracts that have reached the request for proposal phase and postponement of purchasing decisions mainly due to budgetary constraints related to economic conditions. The software installation period for most of our financial management and education solutions which, comprise over 70% of ESS software license revenue, is relatively short and delays in the timing of signing new contracts will impact our results in the short term.
Subscriptions.
The following table sets forth a comparison of our subscription revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$5,723	$4,086	$1,637	40%	$10,897	$7,981	$2,916	37%
Appraisal and Tax Software Solutions and Services	84	74	10	14	163	155	8	5

Total subscriptions revenue	$5,807	$4,160	$1,647	40%	$11,060	$8,136	$2,924	36%

Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. In January 2010, we acquired Wiznet which primarily provides subscription-based electronic document filing solutions for courts and law offices. Excluding the impact of this acquisition, subscription revenue grew by 19% and 17% for the three and six months ended June 30, 2010, respectively. ASP and other software subscription agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. Existing customers who converted to our ASP model as well as new customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.

Software services.
The following table sets forth a comparison of our software service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$15,859	$18,687	$(2,828)	(15)%	$30,414	$35,540	$(5,126)	(14)%
Appraisal and Tax Software Solutions and Services	2,647	2,643	4	—	5,148	5,022	126	3

Total software services revenue	$18,506	$21,330	$(2,824)	(13)%	$35,562	$40,562	$(5,000)	(12)%

Software services revenues primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses, generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. The decline in software services revenues for the three and six months ended June 30, 2010 is principally due to lower software license revenue arrangements in recent quarters due to weak economic conditions.
Maintenance.
The following table sets forth a comparison of our maintenance revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$29,506	$26,686	$2,820	11%	$59,215	$52,498	$6,717	13%
Appraisal and Tax Software Solutions and Services	3,706	3,538	168	5	7,413	6,864	549	8

Total maintenance revenue	$33,212	$30,224	$2,988	10%	$66,628	$59,362	$7,266	12%

We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 10% and 12% for the three and six months ended June 30, 2010, respectively, compared to the prior year periods. This increase was due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines.
Appraisal services.
The following table sets forth a comparison of our appraisal service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$—	$—	$—	—%	$—	$—	$—	—%
Appraisal and Tax Software Solutions and Services	4,925	5,054	(129)	(3)	9,200	9,946	(746)	(8)

Total appraisal services revenue	$4,925	$5,054	$(129)	(3)%	$9,200	$9,946	$(746)	(8)%

The appraisal services business is somewhat cyclical and driven in part by legislated revaluation cycles in various states. We substantially completed one large complex appraisal project in mid-2009. We began implementing several new revaluation contracts in late 2009 and 2010. We expect appraisal revenue for the full year 2010 to be moderately higher than 2009.

     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Software licenses	$852	$1,433	$(581)	(41)%	$1,559	$2,709	$(1,150)	(42)%
Acquired software	398	358	40	11	796	673	123	18
Software services, maintenance and subscriptions	34,595	34,174	421	1	69,476	67,261	2,215	3
Appraisal services	3,131	2,997	134	4	6,008	6,360	(352)	(6)
Hardware and other	1,149	1,213	(64)	(5)	2,087	2,445	(358)	(15)

Total cost of revenues	$40,125	$40,175	$(50)	—%	$79,926	$79,448	$478	1%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter		Change	Six Months		Change
Gross margin percentage	2010	2009	%	2010	2009	%

Software license and acquired software	85.7%	81.9%	3.8%	86.3%	83.6%	2.7%
Software services, maintenance and subscriptions	39.9	38.7	1.2	38.7	37.8	0.9
Appraisal services	36.4	40.7	(4.3)	34.7	36.1	(1.4)
Hardware and other	18.8	18.7	0.1	25.1	20.2	4.9

Overall gross margin	44.7%	44.3%	0.4%	43.9%	43.9%	—%
Software licenses. Costs of software license consist of third party software costs, amortization expense for capitalized development costs on certain software products and amortization expense for software acquired through acquisitions.
For the three and six months ended June 30, 2010 approximately 55% of the costs of software license relates to third party software costs compared to approximately 66% of the costs of software license for the three and six months ended June 30, 2009. Amortization expense for capitalized development costs on certain software products comprises approximately 10% to 14% of our cost of software license revenues in 2010 and 2009. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space. For the three and six months ended June 30, 2010 amortization expense for software acquired through acquisitions was approximately 34% of our cost of software license revenues compared to approximately 20% of our cost of software license revenues for the three and six months ended June 30, 2009. We completed several acquisitions in the period 2007 through the first quarter of 2010 and these costs are being amortized over a weighted average period of approximately 5 years.
For the three and six months ended June 30, 2010, our software license gross margin percentage increased because the product mix included less third party software. Third party software has a lower gross margin than proprietary software solutions.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three and six months ended June 30, 2010, the software services, maintenance and subscriptions gross margin increased slightly compared to the prior year periods in part because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Our implementation and support staff increased by 4 employees since June 30, 2009.
Appraisal services. Our appraisal services gross margin decreased in the three and six months ended June 30, 2010. Our appraisal services gross margin for the same periods in 2009 included the impact of cost savings and operational efficiencies experienced on an unusually complex reappraisal project that ended in mid-2009. Additionally, we have increased our appraisal services staff by 10 employees since June 30, 2009 in connection with several new revaluation contracts which began in late 2009.

Our blended gross margin increased 40 basis points for the three months ended June 30, 2010 compared to the prior year period primarily due to a product mix that included less software license revenue. Software license revenue inherently has higher gross margins than other revenues such as services and hardware. Leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services offset the impact of lower software license revenues.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees as well as, professional fees, trade show activities, advertising costs and other marketing related costs. The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Selling, general and administrative expenses	$17,439	$17,084	$355	2%	$35,000	$34,494	$506	1%
SG&A as a percentage of revenues for the three and six months ended June 30, 2010 was flat compared to the prior year period.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Research and development expense	$3,744	$2,839	$905	32%	$7,260	$5,074	$2,186	43%
Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. We have increased our development staff by 45 employees since June 30, 2009. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs.
In the six months ended June 30, 2010 and 2009, we offset our research and development expense by $2.3 million and $1.7 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft. In September 2008, Tyler and Microsoft signed a statement of work under the Amended Software Development and License Agreement for which we currently expect to recognize offsets to our research and development expense by approximately $850,000 each quarter through the end of 2010. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter, with the first payment to be invoiced on August 31, 2010 and invoiced quarterly through March 31, 2012 for a total of approximately $6.2 million. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Amortization of customer
and trade name intangibles	$807	$677	$130	19%	$1,613	$1,349	$264	20%
In January 2010 we completed one acquisition, which increased amortizable customer and trade name intangibles by $5.5 million. This amount will be amortized over 10 years.
Income Tax Provision
The following table sets forth comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%
Income tax provision	$4,134	$4,461	$(327)	(7)%	$7,356	$8,416	$(1,060)	(13)%
The effective income tax rates for the three and six months ended June 30, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2010 we had cash and cash equivalents (including restricted cash equivalents) of $6.2 million and investments of $2.1 million, compared to cash and cash equivalents (including restricted cash equivalents) of $15.7 million and investments of $2.0 million at December 31, 2009. As of June 30, 2010, we had $14.6 million in outstanding borrowings and unused borrowing capacity of $7.1 million under our revolving line of credit. In addition, as of June 30, 2010, we had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by restricted cash balances of $5.0 million and $3.3 million of our available borrowing capacity and expire through mid-2011.
The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2010	2009
Cash flows (used) provided by:
Operating activities	$(374)	$8,333
Investing activities	(12,101)	(6,007)
Financing activities	3,971	(664)

Net (decrease) increase in cash and cash equivalents	$(8,504)	$1,662

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt and equity securities, and bank borrowings. The capital and credit markets have become more volatile and tight as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. It is possible that our ability to access the capital and credit markets may be limited by these or other factors. Notwithstanding the foregoing, at this time we believe that cash provided by operating activities, cash on hand and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for the foreseeable future.

Operating Activities
For the six months ended June 30, 2010, operating activities used net cash of $374,000, primarily generated from net income of $11.1 million, non-cash depreciation and amortization charges of $5.3 million and non-cash share-based compensation expense of $3.1 million. These increases were offset by higher working capital of $18.7 million. Net operating assets increased partly due to higher accounts receivable because our maintenance billing cycle typically peaks at its highest level in June. Working capital also increased due to lower accounts payable and accrued liabilities pertaining to timing of payroll and payments on vendor invoices. In addition, we adopted a new company-wide vacation policy in 2010 and as a result paid approximately $1.8 million to reduce accrued vacation balances in connection with changing the policy.
In general changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Our days sales outstanding (“DSO”) was 111 days at June 30, 2010, compared to 98 days at December 31, 2009 and 104 days at June 30, 2009. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO usually increases in the second and fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 22 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through July 2010. As of June 30, 2010 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $93,000, net of related tax effects of $50,000 in the six months ended June 30, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2010. Based on our cash and cash equivalents balance of $6.2 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
Investing activities used cash of $12.1 million in the six months ending June 30, 2010 compared to $6.0 million for the same period in 2009. In January 2010, we completed the acquisition for the assets of Wiznet, Inc. for $9.5 million in cash. Also, in connection with plans to consolidate workforces and support planned long-term growth, we paid $1.6 million in the six months ended June 30, 2010 compared to $3.3 million in the six months ended June 30, 2009, for construction of an office building in Lubbock, Texas. In the six months ended June 30, 2009, we liquidated $1.7 million of investments in ARS for cash at par, and we completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. for $1.1 million in cash and acquired various software assets for $1.1 million in cash. Capital expenditures and acquisitions were funded from cash generated from operations.
Financing activities provided cash of $4.0 million in the six months ended June 30, 2010 compared to using cash of $664,000 in the same period for 2009. Cash provided by financing activities was primarily comprised of short term borrowings under our revolving line to fund share repurchases. Borrowings were offset somewhat by $2.6 million from stock option exercises and employee stock purchase plan activity.
During the six months ended June 30, 2010, we purchased 868,000 shares of our common stock for an aggregate purchase price of $14.9 million. At June 30, 2010, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock. On July 27, 2010 our board of directors authorized the repurchase of up to an additional 2.0 million shares to Tyler common stock. As of July 27, 2010 we have total authorization to repurchase up to 3.4 million shares of Tyler common stock. A summary of the repurchase activity during the six months ended June 30, 2010 is as follows:

		Additional number		Maximum number of
	Total number	of shares authorized		shares that may be
	of shares	that may be	Average price	repurchased under
(Shares in thousands)	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	—	—	$—	2,263
February 1 through February 28	69	—	18.66	2,194
March 1 through March 31	60	—	18.85	2,134
April 1 through April 30	92	—	18.32	2,042
May 1 through May 31	443	—	16.81	1,599
June 1 through June 30	204	—	16.27	1,395

Total six months ended June 30, 2010	868	—	$17.13

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, and July 2010. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
We made federal and state income tax payments, net of refunds of $9.0 million in the six months ended June 30, 2010 compared to $8.6 million in the comparable prior year.
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
We are in discussions with several banks to expand our revolving credit facility and may substantially increase our borrowing capacity with a new long-term credit facility in the near future. No assurances can be given that our discussions will be successful. Borrowings under the revolving line of credit may be used to fund our working capital requirements, capital expenditures, potential acquisitions, income tax obligations, and/or share repurchases.
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
All of our ARS are reflected at estimated fair value in the balance sheet at June 30, 2010. In prior periods, due to the auction process which took place approximately every 30 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 as discussed in ASC 820 Fair Value Measurements and Disclosures. However, due to events in the credit markets, the auction events for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of June 30, 2010, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $93,000, net of related tax effects of $50,000 in the six months ended June 30, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2010. Based on our cash and cash equivalents balance of $6.2 million and expected operating cash flows, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 23, 2009, the Court issued an Order granting plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, notice was sent to all current and former employees who worked in the foregoing job classifications during the applicable time periods. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. Since that time, a number of plaintiffs voluntarily withdrew their petition.
During a mediation which occurred during the second quarter of 2010, we reached a conditional settlement in principle with all of the plaintiffs in Categories 1, 2, 4, and 5 (24 plaintiffs in the aggregate). The terms of the settlement agreement which are immaterial and confidential, are subject to Court approval. If the Court approves the settlement, the remaining litigation will consist of 35 Category 3 plaintiffs. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the six months ended June 30, 2010, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 13, 2010. The results of the matters voted on at the meeting are as follows:
     With respect to the election of directors, shares were voted as follows:

	Number of	Number of Votes		Broker
Nominee	Votes For	Withheld	Abstentions	Non-Votes
Donald R. Brattain	27,642,742	428,249	0	3,043,190
J. Luther King, Jr.	26,204,422	1,866,569	0	3,043,190
John S. Marr, Jr.	27,258,464	812,527	0	3,043,190
G. Stuart Reeves	26,201,033	1,869,958	0	3,043,190
Michael D. Richards	26,195,111	1,875,880	0	3,043,190
Dustin R. Womble	27,249,865	821,126	0	3,043,190
John M. Yeaman	25,896,959	2,174,032	0	3,043,190
With respect to the proposal to adopt the Tyler Technologies, Inc. 2010 Stock Option Plan, votes were as follows:

Votes For	Votes Withheld	Abstentions	Broker Non-Votes

21,516,765	6,537,882	16,343	3,043,190
With respect to the ratification of Ernst & Young LLP as our independent auditors for fiscal year 2010, votes were as follows:

Votes For	Votes Withheld	Abstentions	Broker Non-Votes

30,445,204	409,390	259,586	0

ITEM 5. Other Information
     None
ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: July 27, 2010