Form 10-Q
period 2010-09-30
TYLER TECHNOLOGIES INC
filed 2010-10-28
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on October 25, 2010 was 32,255,000.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Software licenses	$9,260	$10,167	$26,444	$30,835
Subscriptions	6,020	4,558	17,080	12,694
Software services	16,718	20,383	52,280	60,945
Maintenance	34,729	32,744	101,357	92,106
Appraisal services	5,612	4,692	14,812	14,638
Hardware and other	1,430	1,788	4,216	4,851

Total revenues	73,769	74,332	216,189	216,069

Cost of revenues:
Software licenses	912	1,366	2,471	4,075
Acquired software	398	369	1,194	1,042
Software services, maintenance and subscriptions	34,708	35,259	104,184	102,520
Appraisal services	3,434	2,851	9,442	9,211
Hardware and other	1,110	1,252	3,197	3,697

Total cost of revenues	40,562	41,097	120,488	120,545

Gross profit	33,207	33,235	95,701	95,524

Selling, general and administrative expenses	17,337	17,114	52,337	51,608
Research and development expense	3,233	2,973	10,493	8,047
Amortization of customer and trade name intangibles	806	685	2,419	2,034

Operating income	11,831	12,463	30,452	33,835

Other expense, net	(568)	(42)	(712)	(119)

Income before income taxes	11,263	12,421	29,740	33,716
Income tax provision	4,540	4,946	11,896	13,362

Net income	$6,723	$7,475	$17,844	$20,354

Earnings per common share:
Basic	$0.20	$0.21	$0.52	$0.58

Diluted	$0.19	$0.20	$0.50	$0.56

Basic weighted average common shares outstanding	34,103	35,118	34,075	35,226
Diluted weighted average common shares outstanding	35,410	36,487	35,475	36,559
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents	$6,449	$9,696
Restricted cash equivalents	—	6,000
Short-term investments available-for-sale	—	50
Accounts receivable (less allowance for losses of $1,498 in 2010 and $2,389 in 2009)	77,139	81,245
Prepaid expenses	7,642	7,921
Other current assets	2,019	1,437
Deferred income taxes	4,112	3,338

Total current assets	97,361	109,687

Accounts receivable, long-term portion	1,287	1,018
Property and equipment, net	35,321	35,750
Non-current investments available-for-sale	2,149	1,976

Other assets:
Goodwill	92,831	90,258
Customer related intangibles, net	28,613	25,490
Software, net	3,227	4,218
Other acquisition related intangibles, net	1,792	2,063
Sundry	2,179	210

	$264,760	$270,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,868	$3,807
Accrued liabilities	40,882	26,110
Deferred revenue	98,357	99,116
Income taxes payable	—	220

Total current liabilities	141,107	129,253

Revolving line of credit	16,500	—
Deferred income taxes	7,237	7,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2010 and 2009	481	481
Additional paid-in capital	154,981	153,734
Accumulated other comprehensive loss, net of tax	(277)	(405)
Retained earnings	95,348	77,504
Treasury stock, at cost; 15,919,492 and 13,027,838 shares in 2010 and 2009, respectively	(150,617)	(96,956)

Total shareholders’ equity	99,916	134,358

	$264,760	$270,670

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$17,844	$20,354
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,077	7,065
Share-based compensation expense	4,617	3,653
Excess tax benefit from exercises of share-based arrangements	(1,209)	(525)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	3,837	(8,572)
Income tax payable	(78)	318
Prepaid expenses and other current assets	425	1,294
Accounts payable	(1,939)	1,569
Accrued liabilities	(3,551)	2,474
Deferred revenue	(759)	3,619

Net cash provided by operating activities	27,264	31,249

Cash flows from investing activities:
Proceeds from sale of investments	75	2,500
Cost of acquisitions, net of cash acquired	(9,661)	(2,934)
Additions to property and equipment	(4,197)	(8,632)
Decrease (increase) in restricted investments	6,000	(918)
(Increase) decrease in other	(3)	11

Net cash used by investing activities	(7,786)	(9,973)

Cash flows from financing activities:
Purchase of treasury shares	(41,674)	(18,263)
Increase (decrease) in net borrowings on revolving line of credit	16,500	(5,899)
Contributions from employee stock purchase plan	1,404	1,069
Proceeds from exercise of stock options	1,863	1,425
Debt issuance costs	(2,027)	—
Excess tax benefit from exercises of share-based arrangements	1,209	525

Net cash used by financing activities	(22,725)	(21,143)

Net (decrease) increase in cash and cash equivalents	(3,247)	133
Cash and cash equivalents at beginning of period	9,696	1,762

Cash and cash equivalents at end of period	$6,449	$1,895

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2010 and December 31, 2009 and operating result amounts are for the three and nine months ended September 30, 2010 and 2009, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2009. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
(2) Revenue Recognition
Effective January 1, 2010, we adopted the provisions of Accounting Standards Update (ASU) 2009-13, Multiple Element Arrangements. ASU 2009-13 updates the existing multiple element revenue arrangements guidance currently included in Accounting Standards Codification (ASC) 605-25, Multiple Element Arrangements. The revised guidance provides for two significant changes to the existing multiple element revenue guidance for arrangements that are not accounted for under ASC 985-605, Software Revenue Recognition. The first change relates to the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of service revenue for certain of our ASP and hosting arrangements than under previous guidance. The adoption of this ASU did not have a material impact on our financial condition or results of operations.
(3) Acquisitions
In January 2010 we acquired all the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is integrated with our primary courts and justice solution.
In connection with this transaction we acquired total tangible assets of approximately $867,000. We recorded goodwill of approximately $2.6 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $6.1 million. The $6.1 million of intangible assets is attributable to customer relationships and acquired software that will be amortized over a weighted average period of approximately 9.5 years. Our balance sheet as of September 30, 2010 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.
The operating results of this acquisition are included in our results of operations since the date of acquisition.
(4) Financial Instruments
Assets recorded at fair value in the balance sheet as of September 30, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of September 30, 2010 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,449	$6,449	$—	$—
Investments available-for-sale	2,149	—	—	2,149

Total	$8,598	$6,449	$—	$2,149

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 22 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through July 2010. As of September 30, 2010 we have continued to earn and collect interest on both of our ARS.
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
The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of September 30, 2010 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,575	$426	$2,149
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $128,000 net of related tax effects of $70,000 in the nine months ending September 30, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2010. Based on our cash and cash equivalents balance of $6.4 million, expected operating cash flows and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2010:

Balance as of December 31, 2009	$1,976
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	169

Balance as of March 31, 2010	2,145
Transfers into level 3	—
Transfers out of level 3	(25)
Unrealized losses included in accumulated other comprehensive loss	(26)

Balance as of June 30, 2010	2,094
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	55

Balance as of September 30, 2010	$2,149

(5) Shareholders’ Equity
The following table details activity in our common stock:

	Nine months ended September 30,
	2010		2009
	Shares	Amount	Shares	Amount
Purchases of common stock	(3,350)	$(61,549)	(1,235)	$(17,000)
Stock option exercises	367	1,863	285	1,425
Employee stock plan purchases	91	1,371	91	1,074
As of September 30, 2010 we had authorization from our board of directors to repurchase up to 913,000 additional shares of Tyler common stock. On July 27, 2010 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. On October 26, 2010 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. As of October 26, 2010 we have a total authorization to repurchase up to 2.9 million shares of Tyler common stock.
(6) Revolving Line of Credit
On August 11, 2010, we terminated our revolving bank credit agreement and a related pledge and security agreement which had been scheduled to mature October 19, 2010 and entered into a $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with various financial institutions party thereto and Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and/or share repurchases.
Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of September 30, 2010, our effective average interest rate for borrowings during the three and nine months ended September 30, 2010 was 4.4% and 3.9%, respectively. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2010, we were in compliance with those covenants.
As of September 30, 2010, we had $16.5 million in outstanding borrowings and unused available borrowing capacity of $125.2 million under the Credit Facility. In addition, as of September 30, 2010, our bank had issued outstanding letters of credit totaling

$8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire through August 2011.
(7) Income Tax Provision
For the three and nine months ended September 30, 2010, we had an effective income tax rate of 40.3% and 40.0% compared to 39.8% and 39.6% for the three and nine months ended September 30, 2009, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $12.0 million in the nine months ended September 30, 2010, compared to $13.2 million in net payments for the same period of the prior year.
(8) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:

Net income	$6,723	$7,475	$17,844	$20,354

Denominator:

Weighted-average basic common shares outstanding	34,103	35,118	34,075	35,226
Assumed conversion of dilutive securities:
Stock options	1,307	1,369	1,400	1,333

Denominator for diluted earnings per share — Adjusted weighted-average shares	35,410	36,487	35,475	36,559

Earnings per common share:
Basic	$0.20	$0.21	$0.52	$0.58

Diluted	$0.19	$0.20	$0.50	$0.56

For the three and nine months ended September 30, 2010 stock options representing the right to purchase common stock of approximately 1.5 million shares and 2.0 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For both the three and nine months ended September 30, 2009 stock options representing the right to purchase common stock of 2.7 million shares were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
(9) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of operations, pursuant to ASC 718, Stock Compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of software services, maintenance and subscriptions	$184	$139	$529	$393
Selling, general and administrative expense	1,360	1,149	4,088	3,260

Total share-based compensation expense	$1,544	$1,288	$4,617	$3,653

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
During a mediation which occurred during the second quarter of 2010, we reached a conditional settlement in principle with all of the plaintiffs in Categories 1, 2, 4, and 5 (24 plaintiffs in the aggregate). The terms of the settlement agreement, which are immaterial and confidential, are subject to Court approval. If the Court approves the settlement, the remaining litigation will consist of 34 Category 3 plaintiffs. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(11) Segment and Related Information
We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units which focus on the following products:
•	financial management and education software solutions;

•	financial management and municipal courts software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management and municipal courts software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one segment, “Enterprise Software Solutions.” The Enterprise Software Solutions segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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

For the three months ended September 30, 2010

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$8,613	$647	$—	$9,260
Subscriptions	5,943	77	—	6,020
Software services	14,199	2,519	—	16,718
Maintenance	30,987	3,742	—	34,729
Appraisal services	—	5,612	—	5,612
Hardware and other	1,431	(1)	—	1,430
Intercompany	602	—	(602)	—

Total revenues	$61,775	$12,596	$(602)	$73,769
Segment operating income	$14,211	$2,611	$(3,787)	$13,035
For the nine months ended September 30, 2010

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$24,781	$1,663	$—	$26,444
Subscriptions	16,840	240	—	17,080
Software services	44,613	7,667	—	52,280
Maintenance	90,202	11,155	—	101,357
Appraisal services	—	14,812	—	14,812
Hardware and other	4,075	6	135	4,216
Intercompany	1,388	—	(1,388)	—

Total revenues	$181,899	$35,543	$(1,253)	$216,189
Segment operating income	$38,733	$6,358	$(11,026)	$34,065
For the three months ended September 30, 2009

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$9,524	$643	$—	$10,167
Subscriptions	4,485	73	—	4,558
Software services	17,720	2,663	—	20,383
Maintenance	29,222	3,522	—	32,744
Appraisal services	—	4,692	—	4,692
Hardware and other	1,725	63	—	1,788
Intercompany	426	—	(426)	—

Total revenues	$63,102	$11,656	$(426)	$74,332
Segment operating income	$14,681	$2,066	$(3,230)	$13,517

For the nine months ended September 30, 2009

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$28,995	$1,840	$—	$30,835
Subscriptions	12,466	228	—	12,694
Software services	53,260	7,685	—	60,945
Maintenance	81,720	10,386	—	92,106
Appraisal services	—	14,638	—	14,638
Hardware and other	4,361	95	395	4,851
Intercompany	1,116	—	(1,116)	—

Total revenues	$181,918	$34,872	$(721)	$216,069
Segment operating income	$41,006	$5,518	$(9,613)	$36,911

Reconciliation of reportable segment operating	For the three months ended September 30,		For the nine months ended September 30,
income to the Company’s consolidated totals:	2010	2009	2010	2009
Total segment operating income	$13,035	$13,517	$34,065	$36,911
Amortization of acquired software	(398)	(369)	(1,194)	(1,042)
Amortization of customer and trade name intangibles	(806)	(685)	(2,419)	(2,034)
Other expense, net	(568)	(42)	(712)	(119)

Income before income taxes	$11,263	$12,421	$29,740	$33,716

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

GENERAL
We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider (“ASP”) arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions.
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
During the nine months ended September 30, 2010, we purchased 3.3 million shares of our common stock for an aggregate purchase price of $61.5 million, of which approximately $19.9 million is included in accrued liabilities as of September 30, 2010.
As of September 30, 2010, our total employee count increased to 2,069 from 1,979 at September 30, 2009.
Outlook
Broad economic conditions remain uncertain and public sector entities continue to experience pressures that are reflected in longer than normal decision processes, postponement of customer purchasing decisions and overall caution exercised by existing and prospective customers as a result of continued challenges posed by the weak economic environment. Local and state governments may face financial pressures that could in turn affect our growth and earnings in the fourth quarter of 2010 and beyond. While market conditions are not robust, we have stability from our foundation of recurring revenues and high customer retention. Our base of recurring revenues from maintenance and support and subscription services was approximately 55% of total revenues for the nine months ended September 30, 2010.
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

ANALYSIS OF RESULTS OF OPERATIONS

	Percentage of Total Revenues
	Third Quarter		Nine Months
	2010	2009	2010	2009

Revenues:
Software licenses	12.5%	13.7%	12.2%	14.3%
Subscriptions	8.2	6.1	7.9	5.9
Software services	22.7	27.4	24.2	28.2
Maintenance	47.1	44.1	46.9	42.6
Appraisal services	7.6	6.3	6.8	6.8
Hardware and other	1.9	2.4	2.0	2.2

Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.8	2.3	1.7	2.4
Cost of software services, maintenance and subscriptions	47.0	47.4	48.2	47.4
Cost of appraisal services	4.7	3.9	4.3	4.3
Cost of hardware and other	1.5	1.7	1.5	1.7
Selling, general and administrative expenses	23.5	23.0	24.2	23.9
Research and development expense	4.4	4.0	4.9	3.7
Amortization of customer base and trade name intangibles	1.1	0.9	1.1	0.9

Operating income	16.0	16.8	14.1	15.7
Other expenses, net	(0.8)	(0.1)	(0.3)	(0.1)

Income before income taxes	15.2	16.7	13.8	15.6
Income tax provision	6.1	6.6	5.5	6.2

Net income	9.1%	10.1%	8.3%	9.4%

     Revenues
Software licenses.
The following table sets forth a comparison of our software license revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$8,613	$9,524	$(911)	(10)%	$24,781	$28,995	$(4,214)	(15)%
Appraisal and Tax Software Solutions and Services	647	643	4	1	1,663	1,840	(177)	(10)

Total software license revenues	$9,260	$10,167	$(907)	(9)%	$26,444	$30,835	$(4,391)	(14)%

In the three months ended September 30, 2010, we signed 15 new large contracts with average software license fees of approximately $280,000 compared to 17 new large contracts signed in the three months ended September 30, 2009 with average software license fees of approximately $411,000. In the nine months ended September 30, 2010, we signed 48 new large contracts with average software license fees of approximately $373,000 compared to 47 new large contracts signed in the nine months ended September 30, 2009 with average software license fees of approximately $339,000. Large new contract signings in 2010 included more contracts with delayed revenue recognition terms than 2009.

We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Notes to the Financial Statements included in our Form 10-K for the year ended December 31, 2009.
ESS software license revenue represented over 90% of our total software license revenue in the periods presented. For the three and nine months ended September 30, 2010, ESS software license revenues recognized declined substantially compared to the prior year period. The decrease in software license revenues is mainly attributable to longer sales cycles to negotiate and close contracts that have reached the request for proposal phase and postponement of customer purchasing decisions mainly due to budgetary constraints related to economic conditions. The software installation period for most of our financial management and education solutions, which comprise approximately 70% of ESS software license revenue, is relatively short and delays in the timing of signing new contracts will impact our results in the short term.
Subscriptions.
The following table sets forth a comparison of our subscription revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$5,943	$4,485	$1,458	33%	$16,840	$12,466	$4,374	35%
Appraisal and Tax Software Solutions and Services	77	73	4	5	240	228	12	5

Total subscriptions revenues	$6,020	$4,558	$1,462	32%	$17,080	$12,694	$4,386	35%

Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. In January 2010, we acquired Wiznet, which provides primarily subscription-based electronic document filing solutions for courts and law offices. Excluding the impact of this acquisition, subscription revenue grew by 13% and 16% for the three and nine months ended September 30, 2010, respectively. ASP and other software subscription agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. Existing customers who converted to our ASP model as well as new customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services.
Software services.
The following table sets forth a comparison of our software service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$14,199	$17,720	$(3,521)	(20)%	$44,613	$53,260	$(8,647)	(16)%
Appraisal and Tax Software Solutions and Services	2,519	2,663	(144)	(5)	7,667	7,685	(18)	—

Total software services revenues	$16,718	$20,383	$(3,665)	(18)%	$52,280	$60,945	$(8,665)	(14)%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. The decline in software services revenues for the three and nine months ended September 30, 2010 is principally due to lower software license revenue arrangements in recent quarters due to weak economic conditions.

Maintenance.
The following table sets forth a comparison of our maintenance revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$30,987	$29,222	$1,765	6%	$90,202	$81,720	$8,482	10%
Appraisal and Tax Software Solutions and Services	3,742	3,522	220	6	11,155	10,386	769	7

Total maintenance revenues	$34,729	$32,744	$1,985	6%	$101,357	$92,106	$9,251	10%

We provide maintenance and support services for our software products and third party software. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines.
Appraisal services.
The following table sets forth a comparison of our appraisal service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Enterprise Software Solutions	$—	$—	$—	—%	$—	$—	$—	—%
Appraisal and Tax Software Solutions and Services	5,612	4,692	920	20	14,812	14,638	174	1

Total appraisal services revenues	$5,612	$4,692	$920	20%	$14,812	$14,638	$174	1%

The appraisal services business is somewhat cyclical and driven in part by legislated revaluation cycles in various states. We substantially completed one large complex appraisal project in mid-2009. We began implementing several new revaluation contracts in late 2009 and mid-2010. We expect appraisal revenues for the full year 2010 to be moderately higher than 2009.
     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Software licenses	$912	$1,366	$(454)	(33)%	$2,471	$4,075	$(1,604)	(39)%
Acquired software	398	369	29	8	1,194	1,042	152	15
Software services, maintenance and subscriptions	34,708	35,259	(551)	(2)	104,184	102,520	1,664	2
Appraisal services	3,434	2,851	583	20	9,442	9,211	231	3
Hardware and other	1,110	1,252	(142)	(11)	3,197	3,697	(500)	(14)

Total cost of revenues	$40,562	$41,097	$(535)	(1)%	$120,488	$120,545	$(57)	—%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter		Change	Nine Months		Change
Gross margin percentage	2010	2009	%	2010	2009	%

Software license and acquired software	85.9%	82.9%	3.0%	86.1%	83.4%	2.7%
Software services, maintenance and subscriptions	39.6	38.9	0.7	39.0	38.1	0.9
Appraisal services	38.8	39.2	(0.4)	36.3	37.1	(0.8)
Hardware and other	22.4	30.0	(7.6)	24.2	23.8	0.4

Overall gross margin	45.0%	44.7%	0.3%	44.3%	44.2%	0.1%
Software licenses. Costs of software license consist of third party software costs, amortization expense for capitalized development costs on certain software products and amortization expense for software acquired through acquisitions.
For the three and nine months ended September 30, 2010 approximately 60% of the costs of software license relates to third party software costs compared to approximately 70% of the costs of software license for the three and nine months ended September 30, 2009. Amortization expense for capitalized development costs on certain software products comprises approximately 10% of our cost of software license revenues in 2010 and 2009. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.
For the three and nine months ended September 30, 2010 amortization expense for software acquired through acquisitions was approximately 30% of our cost of software license revenues compared to approximately 20% of our cost of software license revenues for the three and nine months ended September 30, 2009. We completed several acquisitions in the period 2007 through the first quarter of 2010 and these costs are being amortized over a weighted average period of approximately five years.
For the three and nine months ended September 30, 2010, our software license gross margin percentage increased because the product mix included less third party software. Third party software has a lower gross margin than proprietary software solutions.
Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three and nine months ended September 30, 2010, the software services, maintenance and subscriptions gross margin increased compared to the prior year periods in part because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale as well as slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Our implementation and support staff declined by 27 employees since September 30, 2009.
Appraisal services. Our appraisal services gross margin decreased slightly in the three and nine months ended September 30, 2010. Our appraisal services gross margin for the same periods in 2009 included the impact of cost savings and operational efficiencies experienced on an unusually complex reappraisal project that ended in mid-2009. Additionally, we have increased our appraisal services staff by 85 employees since September 30, 2009 in connection with several new revaluation contracts which began in late 2009 and mid-2010. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the project’s completion.
Our blended gross margin increased for the three and nine months ended September 30, 2010 compared to the prior year period. This increase was primarily due to lower third party software costs which offset the impact of a revenue mix that included less software license revenues. The gross margin also benefitted from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services.

     Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs. The following table sets forth a comparison of our SG&A expenses for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Selling, general and administrative expenses	$17,337	$17,114	$223	1%	$52,337	$51,608	$729	1%
SG&A as a percentage of revenues for the three and nine months ended September 30, 2010 was relatively flat compared to the prior year period.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Research and development expense	$3,233	$2,973	$260	9%	$10,493	$8,047	$2,446	30%
Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. We have increased our development staff by 35 employees since September 30, 2009. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs.
In the nine months ended September 30, 2010 and 2009, we offset our research and development expense by $3.8 million and $2.6 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft. In September 2008, Tyler and Microsoft signed a statement of work under the Amended Software Development and License Agreement for which we expected to recognize offsets to our research and development expense by approximately $850,000 each quarter through the end of 2010. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter through March 31, 2012 for a total of approximately $6.2 million. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary. For the three months ended December 31, 2010, we expect the rate at which we will recognize offsets to our research and development expense will decline compared to the last nine months due to a delay in the timing of certain reimbursable projects.
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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Amortization of customer and trade name intangibles	$806	$685	$121	18%	$2,419	$2,034	$385	19%
In January 2010 we completed one acquisition, which increased amortizable customer and trade name intangibles by $5.5 million. This amount is being amortized over 10 years.

     Other Expense, Net
In 2010 interest expense is the primary component of other expense, net. Other expense also includes commitment and other fees associated with a credit agreement, as well as other non-operating costs and is offset slightly by interest income. Interest expense was higher than the prior year periods due to higher debt levels associated with our stock repurchases. In addition the effective interest rate for the nine months ended September 30, 2010 was 3.9% compared to 1.5% in the prior year period.
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2010	2009	$	%	2010	2009	$	%

Income tax provision	$4,540	$4,946	$(406)	(8)%	$11,896	$13,362	$(1,466)	(11)%

Effective income tax rate	40.3%	39.8%			40.0%	39.6%
The effective income tax rates for the three and nine months ended September 30, 2010 and 2009 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2010 we had cash and cash equivalents of $6.4 million and investments of $2.1 million, compared to cash and cash equivalents (including restricted cash equivalents) of $15.7 million and investments of $2.0 million at December 31, 2009. As of September 30, 2010, we had $16.5 million in outstanding borrowings and unused borrowing capacity of $125.2 million under our revolving line of credit. In addition, as of September 30, 2010, we had outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. These letters of credit expire through August 2011.
The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2010	2009
Cash flows (used) provided by:
Operating activities	$27,264	$31,249
Investing activities	(7,786)	(9,973)
Financing activities	(22,725)	(21,143)

Net (decrease) increase in cash and cash equivalents	$(3,247)	$133

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt and equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for the foreseeable future.

For the nine months ended September 30, 2010, operating activities provided net cash of $27.3 million, primarily generated from net income of $17.8 million, non-cash depreciation and amortization charges of $8.1 million and non-cash share-based compensation expense of $4.6 million. Working capital increased by approximately $3.2 million mainly due to lower accounts payable and accrued liabilities pertaining to lower 2010 bonus estimates and payments on vendor invoices. In addition, we adopted a new company-wide vacation policy in 2010 and as a result paid approximately $1.8 million to reduce accrued vacation balances in connection with changing the policy. These working capital increases were offset somewhat by collection of annual maintenance renewals billed near the end of June. Our maintenance billing cycle typically peaks at its highest level in June.
In general changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Our days sales outstanding (“DSO”) was 94 days at September 30, 2010, compared to 98 days at December 31, 2009 and 104 days at September 30, 2009. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO usually declines in the third quarter compared to the fourth quarter. Our DSO at September 30, 2009, was higher than normal due to several large milestone billings in the third quarter of 2009 for which the revenue would be recognized in future periods. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $7.8 million in the nine months ending September 30, 2010 compared to $10.0 million for the same period in 2009. In January 2010, we completed the acquisition of the assets of Wiznet, Inc. for $9.5 million in cash. Also, in connection with plans to consolidate workforces and support planned long-term growth, we paid $1.3 million in the nine months ended September 30, 2010 compared to $6.8 million in the nine months ended September 30, 2009, for construction of an office building in Lubbock, Texas. The impact of these investing activities was offset somewhat by the release of $6.0 million of restricted cash. In August 2010, we elected to replace our cash-collateralized letters of credit with ones issued under our revolving line of credit. In the nine months ended September 30, 2009, we liquidated $2.5 million of investments in ARS for cash at par, and we paid $2.9 million in cash in connection with three acquisitions. Capital expenditures and acquisitions were funded from cash generated from operations.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 22 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through July 2010. As of September 30, 2010 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $128,000, net of related tax effects of $70,000 in the nine months ended September 30, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
     We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2010. Based on our cash and cash equivalents balance of $6.4 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
Financing activities used cash of $22.7 million in the nine months ended September 30, 2010 compared to $21.1 million in the same period for 2009. Cash used by financing activities was primarily comprised of purchases of 3.3 million shares of our common stock for $61.5 million of which $19.9 million was included in accrued liabilities at September 30, 2010. These purchases were funded by borrowings of $16.5 million under our revolving credit line and cash from operations. We also collected $3.3 million from stock option exercises and employee stock purchase plan activity.
At September 30, 2010, we had authorization to repurchase up to 913,000 additional shares of Tyler common stock. On July 27, 2010 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. On October 26, 2010 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. As of October 26, 2010 we have a total authorization to repurchase up to an additional 2.9 million shares of Tyler common stock. A summary of the repurchase activity during the nine months ended September 30, 2010 is as follows:

		Additional number		Maximum number of
	Total number	of shares authorized		shares that may be
	of shares	that may be	Average price	repurchased under
(Shares in thousands)	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	—	—	$—	2,263
February 1 through February 28	69	—	18.66	2,194
March 1 through March 31	60	—	18.85	2,134
April 1 through April 30	92	—	18.32	2,042
May 1 through May 31	443	—	16.81	1,599
June 1 through June 30	204	—	16.27	1,395
July 1 through July 31	8	2,000	15.27	3,387
August 1 through August 31	927		17.47	2,460
September 1 through September 30	1,547		19.63	913

Total nine months ended September 30, 2010	3,350	2,000	$18.37

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July and October 2010. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
On August 11, 2010, we terminated our revolving bank credit agreement and a related pledge and security agreement which had been scheduled to mature October 19, 2010 and entered into a $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with various financial institutions party thereto and Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and/or share repurchases. In the three months ended September 30, 2010, we paid $2.0 million in related debt issuance costs, which are included with sundry assets on the accompanying balance sheet.
Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of September 30, 2010, our effective average interest rate for borrowings during the three and nine months ended September 30, 2010 was 4.4% and 3.9%, respectively. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2010, we were in compliance with those covenants.

We made federal and state income tax payments, net of refunds of $12.0 million in the nine months ended September 30, 2010 compared to $13.2 million in the comparable prior year.
Excluding a final retainage payment for an office building for approximately $1.5 million and excluding acquisitions, we anticipate that 2010 capital spending will be between $4.0 million and $4.5 million. Our 2010 expenditures are primarily related to computer equipment and software for infrastructure expansions. We currently do not expect to capitalize significant amounts related to software development in 2010, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2010 is expected to be funded from existing cash balances, cash flows from operations and our revolving line of credit.
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
All of our ARS are reflected at estimated fair value in the balance sheet at September 30, 2010. In prior periods, due to the auction process which took place approximately every 30 days for most ARS, quoted market prices were readily available, which would have qualified as Level 1 as discussed in ASC 820 Fair Value Measurements and Disclosures. However, due to events in the credit markets, the auction events for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of September 30, 2010, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $128,000, net of related tax effects of $70,000 in the nine months ended September 30, 2010, which is included in accumulated other comprehensive loss on our balance sheet.
     We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AAA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2010. Based on our cash and cash equivalents balance of $6.4 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

ITEM 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During a mediation which occurred during the second quarter of 2010, we reached a conditional settlement in principle with all of the plaintiffs in Categories 1, 2, 4, and 5 (24 plaintiffs in the aggregate). The terms of the settlement agreement which are immaterial and confidential, are subject to Court approval. If the Court approves the settlement, the remaining litigation will consist of 34 Category 3 plaintiffs. We intend to vigorously defend the action. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the nine months ended September 30, 2010, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: October 28, 2010