Form 10-K
period 2010-12-31
TYLER TECHNOLOGIES INC
filed 2011-02-24
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐   NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was $508,185,000 based on the reported last sale price of common stock on June 30, 2010, which is the last business day of the registrant’s most recently completed second fiscal quarter.
     The number of shares of common stock of the registrant outstanding on February 22, 2011 was 31,987,000.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 10, 2011.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1. BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide some of our applications under subscription-based applications service provider (“ASP”) arrangements. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure proper product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.
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
Although local governments generally face budgetary constraints in their operations, their primary revenue sources are usually property taxes, and to a lesser extent, utility billings and other fees, which historically tend to be relatively stable. In addition, the acquisition of new technology typically enables local governments to operate more efficiently, and often provides a measurable return on investment that justifies the purchase of software and related services.
Gartner estimates that state and local government software applications and vertical specific software spending will grow from $8.6 billion in 2011 to $10.0 billion in 2014. The professional services and support segments of the market, where our business is primarily focused, is expected to expand from $32.5 billion in 2011 to $37.9 billion in 2014. Software sales in the primary and secondary education segments of the market is expected to expand from $1.1 billion in 2011 to $1.4 billion in 2014 while professional services and support are expected to grow from $2.2 billion in 2011 to $2.6 billion in 2014.
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
We also offer certain software solutions on a “software as a service” basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, we host the applications and data at our data centers or at third-party locations. Customers typically pay monthly fees under multi-year contracts for these subscription-based services.
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
In addition to providing financial management systems to K-12 schools, we sell student information systems for K-12 schools, which manage such activities as scheduling, grades and attendance. We also offer student transportation solutions to manage school bus routing optimization, fleet management, field trips and other related functions. We also sell software applications to manage public sector pension funds.
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
Our supervision system allows pre-trial and probation offices to manage offender caseloads. Supervision officers can track contact schedules, risk/needs assessments and reassessments, detailed drug test results, employment histories, compliance with conditions and payments of fees and restitution. Documents and forms, like pre-sentence investigations or revocation orders, can be generated and stored for easy viewing. When integrated with the jail and court systems, supervision officers can have easy access and quick notification of offenders that have court hearings scheduled, are arrested locally and have new warrants issued.
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
We also provide electronic document filing solutions (e-filings) for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are included in subscription-based revenues and are generally derived from transaction fees.
Software Services
We provide a variety of professional IT services to customers who utilize our software products. Virtually all of our customers contract with us for installation, training, and data conversion services in connection with their purchase of Tyler’s software solutions. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an installation team travels to the customer’s facility to ensure the smooth transfer of data to the new system. Installation fees are charged separately to customers on either a fixed-fee or hourly charge basis, depending on the contract.
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
STRATEGY
Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
•	Provide high quality, value—added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•	Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, and filing court documents via the Internet. We believe that the addition of such features enhances the market appeal of our core products. Since 2001, we have also offered many of our software products under an ASP or other software as a subscription-based service model which we believe will, over time, have increasing appeal to local governments and will be expanded to include more applications. We have also increased our offerings of consulting and business process reengineering services.
•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, Caribbean, and the United Kingdom, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve success in selling to larger customers.

•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of IT solutions and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $159.0 million, or 55% of total revenues, in 2010. We have historically experienced very low customer turnover (approximately 3% annually) and recurring revenues continue to grow as the installed customer base increases. In addition, subscription-based revenues have been our fastest growing revenue category over the past five years and have grown from $5.9 million in 2005 to $23.3 million in 2010.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:
•	products and services to complement our existing offerings;

•	entry into new markets related to local governments; and

•	new customers and/or geographic expansion.
•	Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement will broaden the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. In the fourth quarter of 2009 we expanded our arrangement with Microsoft to include payroll, human resource and budget functionality. Microsoft Dynamics AX with public sector functionality will be sold in the United States and internationally through Microsoft’s distribution channels and is expected to be released in 2011. Tyler will also become an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and will sell the solutions directly into the government market. Tyler will receive license and maintenance royalties on direct and indirect sales of the solutions co-developed under this multi-year term relationship.

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
Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2010, approximately 47% of our revenue was attributable to ongoing support and maintenance agreements.
COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Most of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Lawson Software, Inc., SAP AG, Affiliated Computer Services, Inc., SunGard Data Systems, Inc., New World Systems, American Cadastre, LLC (AmCad), Constellation Software, Inc. and Manatron, Inc. In addition, we sometimes compete with consulting and systems integration firms, such as Deloitte LLP, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals through a request for proposal process.
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
BACKLOG
At December 31, 2010, our estimated revenue backlog was approximately $281.4 million, compared to $233.1 million at December 31, 2009. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $197.1 million of the backlog is expected to be recognized during 2011.

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
EMPLOYEES
At December 31, 2010, we had 2,054 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.
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
Risks Associated with Selling Products and Services into the Public Sector Marketplace
Declining general economic conditions and uncertainties in the global credit crisis and equity markets may adversely affect our operating results and financial condition.
The financial market crisis has continued to disrupt credit and equity markets worldwide. Local and state governments may face financial pressures that could in turn affect our growth rate in 2011. We cannot assure you local and state spending levels will be unaffected by the global credit crisis and if budget shortfalls occur they may negatively impact local and state information technology spending and could have a material adverse effect upon our business, operating results, and financial condition.

Selling products and services into the public sector poses unique challenges.
We derive substantially all of our revenues from sales of software and services to state, county and city governments, other municipal agencies, and other public entities. We expect that sales to public sector customers will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities, including:
•	limitations on governmental resources placed by budgetary constraints, which in some circumstances, may provide for a termination of executed contracts because of a lack of future funding;

•	the sales cycle of governmental agencies may be complex and lengthy;

•	payments under some public sector contracts are subject to achieving implementation milestones, and we have had, and may in the future have, differences with customers as to whether milestones have been achieved;

•	political resistance to the concept of government agencies contracting with third parties to provide information technology solutions;

•	changes in legislation authorizing government’s contracting with third parties;

•	the internal review process by governmental agencies for bid acceptance;

•	changes to the bidding procedures by governmental agencies;

•	changes in governmental administrations and personnel; and

•	the general effect of economic downturns and other changes on local governments’ ability to spend public funds on outsourcing arrangements.
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
We could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in pricing pressure, fewer customer orders, reduced gross margins, and loss of market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Further, competitive pressures could require us to reduce the price of our software licenses and related services. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business, operating results, and financial condition.
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
Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. The number of qualified, high-rated insurance companies that offer performance bonds has decreased in recent years, while the costs associated with securing these bonds has increased dramatically. In addition, we are generally required to issue a letter of credit as security for the issuance of a performance bond. Our current credit facility contains a $25.0 million sublimit for letters of credit. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could have a material adverse effect on our business, financial condition, and results of operations.
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
Risks Associated with Our Periodic Results and Stock Price
As with other software vendors, we may be required to delay revenue recognition into future periods, which could adversely impact our operating results.
We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including whether:
•	license agreements include applications that are under development or other undelivered elements;

•	we must deliver services that are considered essential to the functionality of the software, including significant modifications, customization, or complex interfaces, which could delay product delivery or acceptance;

•	the transaction involves acceptance criteria;

•	the transaction involves contingent payment terms or fees;

•	we are required to accept a fixed-fee services contract; or

•	we are required to provide extended payment terms.
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
Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:
•	a significant number of our prospective customers’ decisions regarding whether to enter into license agreements with us may be made within the last few weeks of each quarter;

•	the size of license transactions can vary significantly;

•	customers may unexpectedly postpone or cancel procurement processes due to changes in their strategic priorities, project objectives, budget or personnel;

•	customer purchasing processes vary significantly and a customer’s internal approval, expenditure authorization and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions;
•	we may have to defer revenues under our revenue recognition policies; and

•	customers may choose our subscription-based arrangements which result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenues over the term of the contract.
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

Risks Associated with Our Software Products
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
Risks Associated with Our Growth Strategy and Other General Corporate Risks
We may experience difficulties in executing our acquisition strategy.
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
We have expanded our operations since 1998, when we entered the business of providing software solutions and services to the public sector. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. We must also identify, hire, train, and manage key managerial and technical personnel. If we fail to implement these systems or employ and retain such qualified personnel, our business, financial condition, and results of operations may be materially adversely affected.
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
We have not declared or paid a cash dividend since we entered the business of providing software solutions and services to the public sector in 1998. Additionally, our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2. PROPERTIES.
We occupy a total of approximately 529,000 square feet of office space, 209,000 square feet of which we own. One of the office buildings we own (approximately 84,000 square feet) has been leased to third-party tenants. The lease agreements with respect to approximately 70% of this leased space expire in July 2011 and the remaining agreement expires in June 2013. Upon expiration of these agreements we expect to begin occupying the facility. We lease our principal executive office located in Dallas, Texas, and own or lease offices for our major operations in Colorado, Iowa, Maine, Ohio, Texas and Washington.
ITEM 3. LEGAL PROCEEDINGS.
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former telephone and remote customer support personnel (“Category 1”), computer hardware and software set up and maintenance personnel (“Category 2”), implementation personnel (“Category 3”), sales support personnel (“Category 4”), and quality assurance analysts (“Category 5”). The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. On June 23, 2009, the Court issued an Order granting plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, notice was sent to all current and former employees who worked in the foregoing job classifications during the applicable time periods. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. Since that time, a number of plaintiffs voluntarily withdrew their petition. During a mediation which occurred during the second quarter of 2010, we reached a conditional settlement in principle with all of the plaintiffs in Categories 1, 2, 4, and 5 (24 plaintiffs in the aggregate). The terms of the settlement agreement, which are immaterial and confidential, were approved by the Court during the fourth quarter of 2010. In addition, during a mediation that occurred in January 2011, we reached a conditional settlement in principle with the remaining plaintiffs in Category 3 (30 plaintiffs in the aggregate). The terms of the settlement agreement, which are immaterial and confidential, are subject to Court approval.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2010, we had approximately 2,037 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 2,037 beneficial owners of our common stock.
The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2009:	First Quarter	$14.79	$11.35
	Second Quarter	17.76	14.17
	Third Quarter	17.62	14.51
	Fourth Quarter	21.09	16.76

2010:	First Quarter	$21.52	$17.13
	Second Quarter	19.83	15.44
	Third Quarter	20.46	15.00
	Fourth Quarter	22.19	19.49

2011:	First Quarter (through February 22, 2011)	$21.55	$19.99
We did not pay any cash dividends in 2010 or 2009. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2010.

			Number of securities
			remaining available for
			future issuance under equity
	Number of securities to be	Weighted average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding	reflected in initial
	warrants and rights as of	options, warrants	column as
Plan Category	December 31, 2010	and rights	of December 31, 2010)
Equity compensation plans approved by security shareholders:
Stock options	5,835,465	$12.74	4,267,700
ESPP	26,782	17.65	222,244
Equity compensation plans not approved by security shareholders	—	—	—

	5,862,247	$12.76	4,489,944

During 2010, we purchased approximately 3.6 million shares of our common stock for an aggregate purchase price of $65.8 million. A summary of the repurchase activity during 2010 is as follows:

		Additional		Maximum
		number of		number of shares
		shares		that may be
	Total number	authorized that	Average	repurchased
	of shares	may be	price paid	under current
Period	repurchased	repurchased	per share	authorization
Three months ended March 31	129,000	—	$18.75	2,134,000
Three months ended June 30	739,000	—	16.85	1,395,000
Additional authorization by the board of directors	—	2,000,000		3,395,000
Three months ended September 30	2,482,000	—	18.81	913,000
Additional authorization by the board of directors	—	2,000,000		2,913,000
October 1 through October 31	—	—	—	2,913,000
November 1 through November 30	188,000	—	20.28	2,725,000
December 1 through December 31	21,000	—	20.52	2,704,000

Total year ended December 31, 2010	3,559,000	4,000,000	$18.49

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010 and October 2010. Our board of directors authorized the repurchase of an additional 2.0 million shares on July 27, 2010 and an additional 2.0 million shares on October 26, 2010. As of December 31, 2010, we had remaining authorization to repurchase up to 2.7 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

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
The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2005. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Tyler Technologies, Inc.	100	160.14	146.81	136.45	226.77	236.45
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P 600 Information Technology Index	100	109.43	119.61	71.32	105.67	131.66

ITEM 6. SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA:
Revenues	$288,628	$290,286	$265,101	$219,796	$195,303
Costs and expenses:
Cost of revenues	160,311	161,523	155,314	135,371	120,499
Selling, general and administrative expenses	69,480	70,115	62,923	51,724	48,389
Research and development expense	13,971	11,159	7,286	4,443	3,322
Amortization of customer and trade name intangibles	3,225	2,705	2,438	1,478	1,318
Non-cash legal settlement related to warrants (1)	—	—	9,045	—	—

Operating income	41,641	44,784	28,095	26,780	21,775
Other (expense) income, net	(1,742)	(146)	1,181	1,800	1,080

Income from operations before income taxes	39,899	44,638	29,276	28,580	22,855
Income tax provision	14,845	17,628	14,414	11,079	8,493

Net income	$25,054	$27,010	$14,862	$17,501	$14,362

Net income per diluted share	$0.71	$0.74	$0.38	$0.42	$0.34

Weighted average diluted shares	35,528	36,624	39,184	41,352	41,868

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$35,350	$42,941	$47,802	$34,111	$26,804
Cash flows used by investing activities	(8,694)	(13,658)	(9,554)	(34,275)	(24,326)
Cash flows used by financing activities	(34,238)	(21,349)	(46,128)	(7,406)	(5,999)

BALANCE SHEET DATA:
Total assets	$264,032	$270,670	$251,761	$241,508	$220,276
Revolving line of credit	26,500	—	—	—	—
Shareholders’ equity	106,972	134,358	114,262	137,211	125,875

(1)	On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”). The Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our customers, primarily local and state governments, that could negatively impact information technology spending; (2) our ability to achieve our financial forecasts due to various factors, including project delays by our customers, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (3) economic, political and market conditions, including the global economic and financial crisis, and the general tightening of access to debt or equity capital; (4) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (5) our ability to successfully complete acquisitions and achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (6) competition in the industry in which we conduct business and the impact of competition on pricing, customer retention and pressure for new products or services; (7) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (8) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
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
Our products generally automate three major functional areas (1) financial management and education, (2) courts and justice and (3) property appraisal and tax and we report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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

generate implementation services revenues as well as future maintenance and support revenues, which are a recurring revenue source. We also monitor our customer base and churn since our maintenance and support revenue should increase due to our historically low customer turnover. During 2010, approximately 47% of our revenue was attributable to ongoing support and maintenance agreements and our customer turnover was approximately 3%.
•	Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses, subscription-based services, and maintenance and support. Our appraisal projects are seasonal in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2010, our total employee count increased to 2,054 from 2,018 at December 31, 2009. Most of these additions were to our appraisal staff which is cyclical and in part driven by statutory revaluation cycles in various states. Additions to our appraisal staff were offset somewhat by a smaller implementation and support staff as we manage costs and staff to ensure they are in line with demand in professional services.

•	Selling, General and Administrative (“SG&A”) Expenses — The primary components of SG&A expenses are administrative and sales personnel salaries and commissions, marketing expense, share-based compensation expense, rent and professional fees. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases when the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.

•	Liquidity and Cash Flows — The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and discretionary purchases of treasury stock. In 2010, we purchased 3.6 million shares of our common stock for an aggregate purchase price of $65.8 million. During 2010 we used cash of $9.5 million to acquire one company and invested $4.9 million in property and equipment. Our investment in property and equipment included $1.3 million related to construction of an office building. We also borrowed $26.5 million on our revolving line of credit mainly to assist in funding discretionary purchases of treasury stock. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.
Acquisitions
In January 2010 we acquired all the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is integrated with our primary courts and justice solution.
In connection with this transaction we acquired total tangible assets of approximately $867,000. We recorded goodwill of approximately $2.6 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $6.1 million. The $6.1 million of intangible assets is attributable to customer relationships and acquired software that will be amortized over a weighted average period of approximately nine years. Our balance sheet as of December 31, 2010 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.
The operating results of this acquisition are included in our results of operations since the date of acquisition.
Outlook
Consistent with 2010, we expect to continue to invest aggressively in product development in 2011. We believe that our competitive position is strong and that we are well-positioned to take advantage of an eventual return to a stronger economic environment. However, until we see signs of sustained improvement, we expect that the new business environment in 2011 will continue to be both challenging and unpredictable, and that growth will again come primarily from recurring revenues.

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
Revenue Recognition. We recognize revenues in accordance with the provisions of Accounting Standards Codification (“ ASC”) 605, Revenue Recognition and ASC 985-605, Software Revenue Recognition. Our revenues are derived from sales of software licenses, subscription-based services, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or creating additional custom reports. These amounts have historically been nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, we review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
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
Our annual goodwill impairment analysis, which we performed during the second quarter of 2010, did not result in an impairment charge. During 2010 we did not identify any triggering events which would require an update to our annual impairment review. A hypothetical 10% decrease in the fair value of either of our reporting units as of December 31, 2010 would have had no impact on the carrying value of our goodwill.
Share-Based Compensation. We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Forfeiture rate assumptions are derived from historical data. We estimate stock price volatility at the date of grant based on the historical volatility of our common stock. Estimated option life is determined using the “simplified method” in accordance with ASC 718-10, Stock Compensation. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.
ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2010, 2009 and 2008.

	Percentage of Total Revenues
	Years ended December 31,
	2010	2009	2008

Revenues:
Software licenses	12.1%	14.5%	15.7%
Subscriptions	8.1	5.9	5.4
Software services	23.7	27.7	28.3
Maintenance	47.0	42.9	40.5
Appraisal services	7.1	6.5	7.2
Hardware and other	2.0	2.5	2.9

Total revenues	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.8	2.4	4.2
Cost of software services, maintenance and subscriptions	47.8	47.3	47.6
Cost of appraisal services	4.5	4.0	4.6
Cost of hardware and other	1.5	2.0	2.2
Selling, general and administrative expenses	24.1	24.2	23.7
Research and development expense	4.8	3.8	2.8
Amortization of customer base and trade name intangibles	1.1	0.9	0.9
Non-cash legal settlement related to warrants	—	—	3.4

Operating income	14.4	15.4	10.6
Other (expenses) income, net	(0.6)	0.0	0.4

Income before income taxes	13.8	15.4	11.0
Income tax provision	5.1	6.1	5.4

Net income	8.7%	9.3%	5.6%

2010 Compared to 2009
     Revenues
Software licenses.
The following table sets forth a comparison of our software license revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Enterprise Software Solutions	$32,757	$39,484	$(6,727)	(17)%
Appraisal and Tax Software Solutions and Services	2,156	2,647	(491)	(19)

Total software license revenues	$34,913	$42,131	$(7,218)	(17)%

In 2010 we signed 58 large new contracts with average software license fees of approximately $440,000, compared to 74 large new contracts signed in 2009 with average software license fees of approximately $307,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular year, the year in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Notes to Financial Statements.
In 2010, ESS software license revenues recognized declined substantially compared to the prior year period. The decrease in software license revenues is mainly attributable to longer sales cycles to negotiate and close contracts that have reached the request for proposal phase and postponement of customer purchasing decisions mainly due to budgetary constraints related to economic conditions. The software installation period for a substantial number of our ESS solutions is relatively short and delays in the timing of signing new contracts will impact our results in the short term. In addition, a portion of the decline was due to a number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based services revenue over the term of the contract. We expect ESS software license revenues in 2011 to be flat compared to 2010.
ATSS software license revenue is substantially dependent on revaluation cycles which are cyclical and in part driven by statutory revaluation cycles in various states. In addition, local government taxing authorities generally do not purchase a new software license for each revaluation cycle.
Subscriptions.
The following table sets forth a comparison of our subscription revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Enterprise Software Solutions	$22,975	$16,870	$6,105	36%
Appraisal and Tax Software Solutions and Services	323	311	12	4

Total subscription revenues	$23,298	$17,181	$6,117	36%

Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. In January 2010, we acquired Wiznet, which provides primarily subscription-based electronic document filing solutions for courts and law offices and is included in our ESS segment. Excluding the impact of this acquisition, ESS and total subscription revenues grew by 18% in 2010. ASP and other software subscription agreements are typically for periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. Existing customers who converted to our ASP model as well as new customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to slightly higher rates for disaster recovery services. In 2010, 50 existing customers elected to transfer to our ASP model and we added 19 new customers.
Software services.
The following table sets forth a comparison of our software services revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Enterprise Software Solutions	$58,371	$70,041	$(11,670)	(17)%
Appraisal and Tax Software Solutions and Services	9,969	10,364	(395)	(4)

Total software services revenues	$68,340	$80,405	$(12,065)	(15)%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. The decline in software services revenues in 2010 is principally due to lower new software license contract activity in recent quarters due to weak economic conditions. In addition, the increase in the mix of customers choosing our subscription-based solutions was a factor in lower software services revenues.
Maintenance.
The following table sets forth a comparison of our maintenance revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Enterprise Software Solutions	$120,764	$110,404	$10,360	9%
Appraisal and Tax Software Solutions and Services	14,891	14,108	783	6

Total maintenance revenues	$135,655	$124,512	$11,143	9%

We provide maintenance and support services for our software products and third party software. Maintenance revenues increased 9% in 2010 compared to 2009. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines. Our annual maintenance and support growth rate has declined compared to previous year’s growth rate due to a number of customers converting to ASP arrangements as well as new customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement.
Appraisal services.
The following table sets forth a comparison of our appraisal service revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Enterprise Software Solutions	$—	$—	$—	—%
Appraisal and Tax Software Solutions and Services	20,554	18,740	1,814	10

Total appraisal services revenues	$20,554	$18,740	$1,814	10%

Appraisal services revenue increased 10% in 2010 compared to 2009. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. We substantially completed several large appraisal projects mid-2009. We began several new revaluation contracts in late 2009 which contributed to the revenue growth in 2010. We expect appraisal revenues for 2011 will be moderately higher than 2010.
          Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Software licenses	$3,456	$5,440	$(1,984)	(36)%
Acquired software	1,592	1,411	181	13
Software services, maintenance and subscriptions	138,085	137,199	886	1
Appraisal services	12,910	11,518	1,392	12
Hardware and other	4,268	5,955	(1,687)	(28)

Total cost of revenues	$160,311	$161,523	$(1,212)	(1)%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

			Change
Gross margin percentage	2010	2009	%

Software license and acquired software	85.5%	83.7%	1.8%
Software services, maintenance and subscriptions	39.2	38.2	1.0
Appraisal services	37.2	38.5	(1.3)
Hardware and other	27.3	18.6	8.7

Overall gross margin	44.5%	44.4%	0.1%
Software license and acquired software. Cost of software license and acquired software is comprised of third party software costs, amortization of acquired software and amortization expense for capitalized development costs on certain software products. Cost of third party software comprised approximately 60% of our cost of software license revenues in 2010 compared to approximately 69% of our cost of software license in 2009. Third party software sales declined due to lower proprietary software sales. New software license sales are a significant driver of third party license sales. Costs of acquired software comprises approximately 32% of our cost of software license revenues in 2010 compared to approximately 21% of our cost of software license in 2009. Cost of acquired software includes amortization expense for software acquired through acquisitions. We completed several acquisitions in the period 2007 through 2010 and these costs are being amortized over a weighted average period of approximately five years. The balance is made up of amortization of capitalized development costs on other software products. Amortization expense for capitalized development cost is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space. We did not capitalize any internal software development costs in 2010 or 2009.
In 2010, our software license gross margin percentage increased compared to the prior year period because our product mix included less third party software. Third party software has a lower gross margin than proprietary software solutions.
Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. In 2010, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as annual rate increases on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Our implementation and support staff has declined by 61 employees since December 31, 2009.

Appraisal services. Our appraisal services gross margin declined compared to 2009. Our appraisal services gross margin in 2009 included the positive impact of cost savings and operational efficiencies experienced on an unusually complex reappraisal project that ended in mid-2009. In addition, a high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion.
Our blended gross margin for 2010 increased compared to 2009 due to lower third party software expense which offset the impact of a revenue mix that included less software license revenues. The gross margin also benefited from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services.
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

			Change
($ in thousands)	2010	2009	$	%

Selling, general and administrative expenses	$69,480	$70,115	$(635)	(1)%
SG&A expenses declined in 2010 compared to 2009 due to lower commission costs and marketing expenses which were offset somewhat by higher share-based compensation expense. Marketing expenses in 2009 include costs associated with the launch of a new corporate branding initiative.
     Research and Development Expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development and enhancements and upgrades provided to existing customers under maintenance plans. The following table sets forth a comparison of our research and development expense for the following years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Research and development expense	$13,971	$11,159	$2,812	25%
Research and development expense consists of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. In 2010 approximately two-thirds of the increase in gross research and development expense relates to investments in new product development other than Microsoft Dynamics AX. We have increased our research and development efforts as we continue to make investments in existing and new products that we believe will enhance our competitive position and drive long-term revenue growth. We have increased our development staff by 27 employees since December 31, 2009. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs.
In 2010 and 2009, we offset our research and development expense by $5.1 million and $3.5 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft. In September 2008, Tyler and Microsoft signed a statement of work under the Amended Software Development and License Agreement for which we expected to recognize offsets to our research and development expense by approximately $850,000 each quarter through the end of 2010. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter through mid-2012 for a total of approximately $6.2 million. As of December 31, 2010, we have received $1.1 million and expect to receive the remaining $5.1 million through mid-2012. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary. We currently expect that for 2011, we will recognize less reimbursement from Microsoft than we did in 2010 due to changes in the timing of deployment of resources.
     Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of customer and trade name intangibles is recorded as other operating expense. The estimated useful lives of both customer and trade name intangibles are five to 25 years. The following table sets forth a comparison of amortization of customer and trade name intangibles for the following years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Amortization of customer and trade name intangibles	$3,225	$2,705	$520	19%
In January 2010 we completed one acquisition, which increased amortizable customer and trade name intangibles by approximately $5.5 million. This amount will be amortized over 10 years.
Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2011	$3,186
2012	3,134
2013	2,975
2014	2,974
2015	2,974
     Other
The following table sets forth a comparison of other expense, net for the following years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Other (expense) income, net	$(1,742)	$(146)	$(1,596)	NA
In 2010, over half of other expense is comprised of interest expense, non-usage and other fees associated with a credit agreement entered into in August 2010. Other expense in 2009 is mainly comprised of interest expense, non-usage fees and other bank fees. Interest expense was higher in 2010 than 2009 due to higher debt levels associated with our stock repurchases. In addition the effective interest rate in 2010 was 3.4% compared to 1.8% in 2009.

     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($ in thousands)	2010	2009	$	%

Income tax provision	$14,845	$17,628	$(2,783)	(16)%

Effective income tax rate	37.2%	39.5%
Our effective income tax rate declined compared to 2009 mainly due to a $579,000 research and development tax credit in 2010. In addition to the impact of the research and development tax credit in 2010, the effective income tax rate for both years were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
Approximately 35% of our stock option expense is derived from incentive stock options (“ISOs”). As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.
2009 Compared to 2008
     Revenues
Software licenses.
The following table sets forth a comparison of our software license revenues for the years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Enterprise Software Solutions	$39,484	$39,215	$269	1%
Appraisal and Tax Software Solutions and Services	2,647	2,275	372	16

Total software license revenues	$42,131	$41,490	$641	2%

We acquired several student information and financial management solutions for K-12 schools from January through August 2008. Excluding the impact of these acquisitions, ESS software license revenue would have declined approximately $900,000. In mid-2009 our sales cycle to negotiate and close contracts which have reached the request for proposal phase lengthened slightly mainly due to budgetary constraints related to declining economic conditions. As a result the purchasing processes for some of our customers were extended to include more approval and documentation requirements. In addition, a few contracts included requirements to construct interfaces to existing systems or other essential functionality which results in recognizing revenue over a longer period of time.
ATSS software license revenue is substantially dependent on revaluation cycles which are cyclical and in part driven by statutory revaluation cycles in various states. In addition, local government taxing authorities generally do not purchase a new software license for each revaluation cycle.

Subscriptions.
The following table sets forth a comparison of our subscription revenues for the years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Enterprise Software Solutions	$16,870	$14,352	$2,518	18%
Appraisal and Tax Software Solutions and Services	311	22	289	NA

Total subscription revenues	$17,181	$14,374	$2,807	20%

Excluding the impact of acquisitions, ESS subscription revenues grew 16% in 2009 compared to 2008. This increase was due to new customers for ASP and other hosted service offerings as well as existing customers converting to ASP arrangements and slightly higher rates for disaster recovery services.
Software services.
The following table sets forth a comparison of our software service revenues for the years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Enterprise Software Solutions	$70,041	$63,508	$6,533	10%
Appraisal and Tax Software Solutions and Services	10,364	11,489	(1,125)	(10)

Total software services revenues	$80,405	$74,997	$5,408	7%

Excluding the impact of acquisitions, ESS software services revenue increased 9% compared to 2008. This increase was mainly due to additions to our implementation and support staff as well as leverage in the utilization of our implementation and support staff and slightly higher rates on some arrangements.
Maintenance.
The following table sets forth a comparison of our maintenance revenues for the years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Enterprise Software Solutions	$110,404	$94,546	$15,858	17%
Appraisal and Tax Software Solutions and Services	14,108	12,912	1,196	9

Total maintenance revenues	$124,512	$107,458	$17,054	16%

Excluding the impact of acquisitions, total maintenance revenues increased 14% in 2009 compared to 2008. Excluding the impact of acquisitions, ESS maintenance and support services grew 15% and ASTT maintenance and support services grew 8% in 2009 compared to 2008. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines.

Appraisal services.
The following table sets forth a comparison of our appraisal service revenues for the years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Enterprise Software Solutions	$—	$—	$—	—%
Appraisal and Tax Software Solutions and Services	18,740	19,098	(358)	(2)

Total appraisal services revenues	$18,740	$19,098	$(358)	(2)%

Appraisal services revenue declined 2% in 2009 compared to 2008. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. We substantially completed several large appraisal projects mid- 2009.
          Cost of Revenues and Gross Margin
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Software licenses	$5,440	$9,224	$(3,784)	(41)%
Acquired software	1,411	1,799	(388)	(22)
Software services, maintenance
and subscriptions	137,199	126,247	10,952	9
Appraisal services	11,518	12,251	(733)	(6)
Hardware and other	5,955	5,793	162	3

Total cost of revenues	$161,523	$155,314	$6,209	4%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

			Change
Gross margin percentage	2009	2008	%

Software license and acquired software	83.7%	73.4%	10.3%
Software services, maintenance and subscriptions	38.2	35.9	2.3
Appraisal services	38.5	35.9	2.6
Hardware and other	18.6	24.6	(6.0)

Overall gross margin	44.4%	41.4%	3.0%
Software license and acquired software. Amortization expense for capitalized development costs on certain software products comprised approximately 15% of our cost of software license revenues in 2009 compared to approximately 50% of our cost of software license in 2008. The remaining balance is made up of third party software costs.
Cost of acquired software includes amortization expense for software acquired through acquisitions. In late 2008 software associated with one significant acquisition completed in December 2003 became fully amortized.
In 2009, our software license gross margin percentage rose significantly compared to the prior year period because several products became fully amortized in late 2008, as did software acquired related to a significant acquisition in December 2003.
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
     Selling, General and Administrative Expenses
The following table sets forth a comparison of our SG&A expenses for the following years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Selling, general and administrative expenses	$70,115	$62,923	$7,192	11%
The increase in SG&A expenses included higher share-based compensation expense, commission costs and marketing expenses. Marketing expenses in 2009 include costs associated with the launch of a new corporate branding initiative.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the following years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Research and development expense	$11,159	$7,286	$3,873	53%
Research and development expense consist of costs associated with the Microsoft Dynamics AX project, in addition to costs associated with other new product development efforts. In 2009 and 2008, we offset our research and development expense by $3.5 million and $1.8 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft.
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
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the following years ended December 31:

			Change
($ in thousands)	2009	2008	$	%

Income Tax Provision	$17,628	$14,414	$3,214	22%

Effective income tax rate	39.5%	49.2%
Our 2009 effective income tax rate declined compared to 2008 mainly due to a non-cash legal settlement related to warrants charge of $9.0 million in 2008, which was not deductible. In addition to the impact of the non-deductible non-cash legal settlement charge in 2008, the effective income tax rate for both years were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2010, we had cash and cash equivalents of $2.1 million and current and non-current investments of $2.2 million, compared to cash and cash equivalents (including restricted cash equivalents) of $15.7 million and current and non-current investments of $2.0 million at December 31, 2009. As of December 31, 2010, we had $26.5 million outstanding borrowings and outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit expire through mid-2011.
The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2010	2009	2008
Cash flows provided by (used by):
Operating activities	$35,350	$42,941	$47,802
Investing activities	(8,694)	(13,658)	(9,554)
Financing activities	(34,238)	(21,349)	(46,128)

Net(decrease) increase in cash and cash equivalents	$(7,582)	$7,934	$(7,880)

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

In 2010, operating activities provided net cash of $35.4 million, primarily generated from net income of $25.1 million, non-cash depreciation and amortization charges of $10.8 million, non-cash share-based compensation expense of $6.1 million offset by an increase in working capital of $4.8 million. The increase in working capital was due to lower accounts payable and accrued liabilities pertaining to the timing of payments on vendor invoices and income tax liabilities. In 2010 we adopted a new company-wide vacation policy and as a result paid approximately $1.8 million to reduce accrued vacation balances in 2010 in connection with changing the policy. In addition, accrued bonus liabilities are smaller in 2010 compared to 2009 as a result of financial performance. Our accounts receivable and deferred revenue balances were also higher than 2009 due to an increase in annual software maintenance billings as a result of growth in our installed customer base.
In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consists of a portion of one of these ARS which was partially redeemed at par during the period January 1, 2011 through February 24, 2011. These ARS are debt instruments with stated maturities ranging from 21 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through February 2011. As of December 31, 2010 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $130,000, net of related tax effects of $70,000 in 2010, which is included in accumulated other comprehensive loss on our balance sheet.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2011. Based on our cash and cash equivalents balance of $2.1 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
At December 31, 2010, our days sales outstanding (“DSOs”) were 102 days compared to DSOs of 98 days at December 31, 2009. DSOs are calculated based on accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $8.7 million in 2010 compared to $13.7 million in 2009. In January 2010, we completed the acquisition of the assets of Wiznet, Inc. for $9.5 million in cash. Also, in connection with plans to consolidate workforces and support planned long-term growth, we paid $1.3 million in 2010 compared to $9.4 million in 2009, for construction of an office building in Lubbock, Texas. The impact of these investing activities was offset somewhat by the release of $6.0 million of restricted cash. In August 2010, we elected to replace our cash-collateralized letters of credit with ones issued under our revolving line of credit. Capital expenditures and acquisitions were funded from cash generated from operations.
In 2009, we liquidated $2.5 million of investments in ARS for cash at par. In 2009 we also completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. for $1.1 million in cash, paid $700,000 in cash for certain assets of KPL, Inc. d/b/a Parker-Lowe & Associates and acquired various software assets for $1.1 million in cash
In 2008, we liquidated $36.4 million of ARS investments for cash at par, and we completed the acquisitions of School Information Systems, Inc., VersaTrans Solutions Inc. and certain assets of Olympia Computing Company, Inc. d/b/a Schoolmaster to expand our presence in the education market. The combined purchase price, excluding cash acquired and including transaction costs, was approximately $23.9 million in cash and approximately 196,000 shares of Tyler common stock valued at $2.9 million. We paid $3.3 million, which included $2.1 million for land, for an office development. We also paid $12.7 million for an office building, land, and a related tenant lease in Yarmouth, Maine.
Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises, borrowings and payments on our revolving credit line and contributions from our employee stock purchase plan. During 2010, we purchased 3.6 million shares of our common stock for an aggregate purchase price of $65.8 million. These purchases were funded by borrowings of $26.5 million under our revolving credit line and cash from operations.
The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010 and October 2010. Our board of directors authorized the repurchase of an additional 2.0 million shares on July 27, 2010 and an additional 2.0 million shares on October 26 2010. As of December 31, 2010, we had remaining authorization to repurchase up to 2.7 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. These share repurchases are funded using our existing cash balances as well as borrowings under our revolving credit agreement and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.
During 2009, we purchased 1.2 million shares of our common stock for an aggregate purchase price of $17.0 million and during 2008, we purchased 4.3 million shares of our common stock for an aggregate purchase price of $59.0 million.
In 2010 we issued 615,000 shares of common stock and received $3.2 million in aggregate proceeds upon exercise of stock options. In 2009 we received $2.3 million from the exercise of options to purchase approximately 425,000 shares of our common stock under our employee stock option plan and during 2008, we received $1.8 million from the exercise of options to purchase approximately 379,000 shares of our common stock under our employee stock option plan. In 2010, 2009 and 2008 we received $1.9 million, $1.5 million and $1.2 million, respectively, from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan.
Subsequent to December 31, 2010 and through February 22, 2011 we purchased approximately 335,000 shares of our common stock for an aggregate cash purchase price of $6.8 million.
On August 11, 2010, we terminated our revolving bank credit agreement and a related pledge and security agreement which had been scheduled to mature October 19, 2010 and entered into a new $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with a group of seven financial institutions with Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases. In 2010 we paid $2.0 million in related debt issuance costs, which are included with sundry assets on the accompanying balance sheet.
Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2010 and 2009 our effective average interest rate for borrowings was 3.4% and 1.8%, respectively. As of December 31, 2010 our interest rate was 2.7%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2010, we were in compliance with those covenants.
As of December 31, 2010, we had $26.5 million in outstanding borrowings and unused available borrowing capacity of $115.2 million under the Credit Facility. In addition, as of December 31, 2010, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit have been collateralized by $8.3 million of our available borrowing capacity and expire through mid-2011.
We paid income taxes, net of refunds received, of $15.8 million in 2010, $18.1 million in 2009, and $15.7 million in 2008.
Excluding acquisitions and investments in land or office buildings, we anticipate that 2011 capital spending will be between $5.0 million and $5.5 million. We expect the majority of our capital spending in 2011 will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2011, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2011 is expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2018. Most leases contain renewal options and some contain purchase options. Following are the future obligations under non-cancelable leases at December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Future rental payments under operating leases	$5,643	$4,659	$2,997	$2,323	$605	$1,204	$17,431
As of December 31, 2010, we do not have any off-balance sheet arrangements, guarantees to third parties or material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2010, our capitalization consisted of $26.5 million in long-term obligations and $107.0 million of shareholders’ equity. Our total debt-to-capital ratio was 19.9% at December 31, 2010.
NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2010, we adopted the provisions of Accounting Standards Update (ASU) 2009-13, Multiple Element Arrangements. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in ASC 605-25, Multiple Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element revenue guidance for arrangements that are not accounted for under ASC 985-605, Software Revenue Recognition. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of service revenue for certain of our ASP and hosting arrangements than under previous guidance. The adoption of this ASU did not have a material impact on our financial condition or results of operations.

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
As of December 31, 2010 we had $26.5 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2010 and 2009 our effective average interest rate for borrowings was 3.4% and 1.8%, respectively. As of December 31, 2010 our interest rate was 2.7%. Assuming borrowings of $26.5 million, a hypothetical 10% increase in our interest rate at December 31, 2010 for a one year period would result in approximately $72,000 of additional interest rate expense.
Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 21 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of December 31, 2010, utilizing a discounted trinomial model.
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $130,000, net of related tax effects of $70,000 in 2010, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2011. Based on our cash and cash equivalents balance of $2.1 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-2 hereof.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration — Proposal Two — Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2011” in our Proxy Statement and is incorporated herein by reference.

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

(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit
Number	Description
3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

4.2	Credit Agreement dated August 11, 2010, among Tyler Technologies, Inc. and Bank of America, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 4.1 to our Form 8-K dated August 12, 2010, and incorporated by reference herein).

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Tyler Technologies, Inc 2010 Stock Option Plan effective as of May 13, 2010 (filed as Exhibit 4.1 to our registration statement no. 333-168499 and incorporated by reference herein).

10.3	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated February 26, 2008 (filed as Exhibit 10.5 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.4	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated February 26, 2008 (filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller, dated February 26, 2008 (filed as Exhibit 10.7 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated February 26, 2008 (filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

Exhibit
Number	Description
10.7	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*	— Filed herewith.
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

TYLER TECHNOLOGIES, INC.
Date: February 24, 2011	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2011	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President Director (principal executive officer)

Date: February 24, 2011	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 24, 2011	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: February 24, 2011	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer (principal accounting officer)

Date: February 24, 2011	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 24, 2011	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 24, 2011	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 24, 2011	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 24, 2011	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited the accompanying balance sheets of Tyler Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Tyler Technologies, Inc.
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Tyler Technologies, Inc. as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, Texas
February 24, 2011

Tyler Technologies, Inc.
Statements of Operations
For the years ended December 31
In thousands, except per share amounts

	2010	2009	2008
Revenues:
Software licenses	$34,913	$42,131	$41,490
Subscriptions	23,298	17,181	14,374
Software services	68,340	80,405	74,997
Maintenance	135,655	124,512	107,458
Appraisal services	20,554	18,740	19,098
Hardware and other	5,868	7,317	7,684

Total revenues	288,628	290,286	265,101

Cost of revenues:
Software licenses	3,456	5,440	9,224
Acquired software	1,592	1,411	1,799
Software services, maintenance and subscriptions	138,085	137,199	126,247
Appraisal services	12,910	11,518	12,251
Hardware and other	4,268	5,955	5,793

Total cost of revenues	160,311	161,523	155,314

Gross profit	128,317	128,763	109,787

Selling, general and administrative expenses	69,480	70,115	62,923
Research and development expense	13,971	11,159	7,286
Amortization of customer and trade name intangibles	3,225	2,705	2,438
Non-cash legal settlement related to warrants	—	—	9,045

Operating income	41,641	44,784	28,095

Other (expense) income, net	(1,742)	(146)	1,181

Income before income taxes	39,899	44,638	29,276
Income tax provision	14,845	17,628	14,414

Net income	$25,054	$27,010	$14,862

Earnings per common share:
Basic	$0.74	$0.77	$0.39

Diluted	$0.71	$0.74	$0.38

Basic weighted average common shares outstanding	34,075	35,240	37,714
Diluted weighted average common shares outstanding	35,528	36,624	39,184
See accompanying notes.

Tyler Technologies, Inc.
Balance Sheets
December 31
In thousands, except share and per share amounts

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,114	$9,696
Restricted cash equivalents	—	6,000
Short-term investments available-for-sale	25	50
Accounts receivable (less allowance for losses of $1,603 in 2010 and $2,389 in 2009)	81,860	81,245
Prepaid expenses	7,801	7,921
Other current assets	3,543	1,437
Deferred income taxes	3,106	3,338

Total current assets	98,449	109,687

Accounts receivable, long-term portion	1,231	1,018
Property and equipment, net	34,851	35,750
Non-current investments available-for-sale	2,126	1,976

Other assets:
Goodwill	92,831	90,258
Other intangibles, net	32,307	31,771
Sundry	2,237	210

	$264,032	$270,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,626	$3,807
Accrued liabilities	19,433	26,110
Deferred revenue	102,590	99,116
Income taxes payable	—	220

Total current liabilities	124,649	129,253

Revolving line of credit	26,500	—
Deferred income taxes	5,911	7,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2010 and 2009	481	481
Additional paid-in capital	153,576	153,734
Accumulated other comprehensive loss, net of tax	(275)	(405)
Retained earnings	102,558	77,504
Treasury stock, at cost; 15,854,205 and 13,027,838 shares in 2010 and 2009, respectively	(149,368)	(96,956)

Total shareholders’ equity	106,972	134,358

	$264,032	$270,670

See accompanying notes.

Tyler Technologies, Inc.
Statements of Shareholders’ Equity
For the years ended December 31, 2010, 2009 and 2008
In thousands

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity

Balance at December 31, 2007	48,148	$481	$149,568	$—	$35,632	(9,528)	$(48,470)	$137,211
Comprehensive income:
Net income	—	—	—	—	14,862	—	—	14,862
Unrealized loss on investment securities, net of tax	—	—	—	(387)	—	—	—	(387)

Total comprehensive income								14,475

Issuance of shares pursuant to stock compensation plan	—	—	(3,495)	—	—	379	5,310	1,815
Stock compensation	—	—	3,820	—	—	—	—	3,820
Treasury stock purchases	—	—	—	—	—	(4,283)	(58,984)	(58,984)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(186)	—	—	101	1,376	1,190
Federal income tax benefit related to exercise of stock options	—	—	822	—	—	—	—	822
Issuance of shares in connection with legal settlement	—	—	455	—	—	802	10,595	11,050
Issuance of shares for acquisitions	—	—	261	—	—	196	2,602	2,863

Balance at December 31, 2008	48,148	481	151,245	(387)	50,494	(12,333)	(87,571)	114,262
Comprehensive income:
Net income	—	—	—	—	27,010	—	—	27,010
Unrealized loss on investment securities, net of tax	—	—	—	(18)	—	—	—	(18)

Total comprehensive income								26,992

Issuance of shares pursuant to stock compensation plan	—	—	(3,774)	—	—	425	6,069	2,295
Stock compensation	—	—	5,045	—	—	—	—	5,045
Treasury stock purchases	—	—	—	—	—	(1,235)	(17,000)	(17,000)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(118)	—	—	115	1,546	1,428
Federal income tax benefit related to exercise of stock options	—	—	1,336	—	—	—	—	1,336

Balance at December 31, 2009	48,148	481	153,734	(405)	77,504	(13,028)	(96,956)	134,358
Comprehensive income:
Net income	—	—	—	—	25,054	—	—	25,054
Unrealized gain on investment securities, net of tax	—	—	—	130	—	—	—	130

Total comprehensive income								25,184

Issuance of shares pursuant to stock compensation plan	—	—	(8,157)	—	—	615	11,338	3,181
Stock compensation	—	—	6,132	—	—	—	—	6,132
Treasury stock purchases	—	—	—	—	—	(3,559)	(65,793)	(65,793)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(218)	—	—	118	2,043	1,825
Federal income tax benefit related to exercise of stock options	—	—	2,085	—	—	—	—	2,085

Balance at December 31, 2010	48,148	$481	$153,576	$(275)	$102,558	(15,854)	$(149,368)	$106,972

See accompanying notes.

Tyler Technologies, Inc.
Statements of Cash Flows
For the years ended December 31
In thousands

	2010	2009	2008
Cash flows from operating activities:
Net income	$25,054	$27,010	$14,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,788	9,497	12,611
Non-cash legal settlement related to warrants	—	—	9,045
Share-based compensation expense	6,132	5,045	3,820
Provision for losses — accounts receivable	1,161	1,538	1,764
Excess tax benefit from exercises of share-based arrangements	(2,000)	(1,125)	(666)
Deferred income tax benefit	(959)	(1,730)	(2,151)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(1,989)	(6,277)	(11,853)
Income tax payable	(34)	1,391	827
Prepaid expenses and other current assets	104	1,377	(338)
Accounts payable	(1,181)	1,190	(870)
Accrued liabilities	(5,200)	1,960	3,420
Deferred revenue	3,474	3,065	17,331

Net cash provided by operating activities	35,350	42,941	47,802

Cash flows from investing activities:
Proceeds from sales of investments	75	2,500	45,065
Purchases of investments	—	—	(8,625)
Cost of acquisitions, net of cash acquired	(9,661)	(2,934)	(23,868)
Additions to property and equipment	(4,930)	(12,352)	(20,143)
Acquired lease	—	—	(1,387)
Decrease (increase) in restricted investments	6,000	(918)	(620)
(Increase) decrease in other	(178)	46	24

Net cash used by investing activities	(8,694)	(13,658)	(9,554)

Cash flows from financing activities:
Increase (decrease) in net borrowings on revolving line of credit	26,500	(8,000)	8,000
Purchase of treasury shares	(65,793)	(18,263)	(59,847)
Contributions from employee stock purchase plan	1,901	1,494	1,233
Proceeds from exercise of stock options	3,181	2,295	1,815
Debt issuance costs	(2,027)	—	—
Excess tax benefits from exercise of share-based arrangements	2,000	1,125	666
Warrant exercise in connection with legal settlement	—	—	2,005

Net cash used by financing activities	(34,238)	(21,349)	(46,128)

Net (decrease) increase in cash and cash equivalents	(7,582)	7,934	(7,880)
Cash and cash equivalents at beginning of year	9,696	1,762	9,642

Cash and cash equivalents at end of year	$2,114	$9,696	$1,762

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
CASH AND CASH EQUIVALENTS
Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less are classified as cash and cash equivalents, which primarily consist of money market funds. Cash and cash equivalents are stated at cost, which approximates market value. As of December 31, 2010, we had issued outstanding letters of credit totaling $8.3 million in connection with our surety bond program. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through mid-2011.
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

For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the relative fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to determine that we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method,” in compliance with ASC 985-605, Software Revenue Recognition, in accounting for any element of a multiple element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.
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
Other:
The majority of deferred revenue consists of unearned support and maintenance revenue that has been billed based on contractual terms in the underlying arrangement with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, subscription-based services, software and appraisal services and hardware installation. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in our contracts generally provide for the payment for the fair value of products delivered and services performed in the event of an early termination.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development costs of $14.0 million during 2010, $11.2 million during 2009 and $7.3 million during 2008. We reduced our research and development expense by approximately $5.1 million in 2010, $3.5 million in 2009 and $1.8 million in 2008, which was the amount earned under the terms of our strategic alliance with a development partner.
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
SHARE-BASED COMPENSATION
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after four to six years of continuous service from the date of grant and have a contractual term of ten years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 10 — “Share-Based Compensation” for further information.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We have used the acquisition method of accounting for all of our business combinations. Our business acquisitions result in the allocation of the purchase price to goodwill and other intangible assets. We first allocate the cost of acquired companies to identifiable assets based on estimated fair values. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.
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
The provisions of ASC 350, Intangibles — Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the asset’s implied fair value, then we would record an impairment loss equal to the difference. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between testing dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill. Our annual goodwill impairment analysis, which we performed during the second quarter of 2010, did not result in an impairment charge.
Other Intangible Assets
We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Customer base constitutes approximately 85% of our purchased intangible assets other than goodwill. We review our customer turnover each year for indications of impairment. Our customer turnover has historically been very low. If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no significant impairments of intangible assets in any of the periods presented.
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

COSTS OF COMPUTER SOFTWARE
We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We did not capitalize any internal software development costs in 2010, 2009 or 2008. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $430,000 in 2010, $743,000 in 2009, and $4.7 million in 2008, and is included in cost of software license revenue in the accompanying statements of operations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our investments available-for-sale are recorded at fair value as of December 31, 2010 based upon the level of judgment associated with the inputs used to measure their fair value. See Note 3 — “Fair Value of Financial Instruments” for further information.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in auction rate securities and accounts receivable from trade customers. Our cash and cash equivalents primarily consists of money market fund investments which are maintained at one major financial institution and the balances often exceed insurable amounts. As of December 31, 2010 we had cash and cash equivalents of $2.1 million. We perform periodic evaluations of the credit standing of this financial institution.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2010.
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

	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$2,389	$2,115	$1,851
Provisions for losses — accounts receivable	1,161	1,538	1,764
Collection of accounts previously written off	4	—	10
Deductions for accounts charged off or credits issued	(1,951)	(1,264)	(1,510)

Balance at end of year	$1,603	$2,389	$2,115

We occasionally make small adjustments to invoices. In order to process these adjustments we issue a credit memo for the entire amount and issue a new invoice with the adjustments. A substantial portion of credit memos issued during the year include these transactions. The termination clauses in most of our contracts provide for the payment for the fair value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in a few cases, as long as five years in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportionate performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs shortly thereafter and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; (4) some of our contracts provide for an amount to be withheld from a progress billing (generally a 10% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, we may grant extended payment terms generally to existing customers with whom we have a long-term relationship and favorable collection history.
In connection with this activity, we have recorded unbilled receivables of $11.7 million and $13.8 million at December 31, 2010 and 2009, respectively. We also have recorded retention receivable of $2.4 million and $4.0 million at December 31, 2010 and 2009, respectively and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying balance sheets.
As of December 31, 2010 our accounts receivable balance includes $4.2 million associated with one customer that terminated its arrangement with us for convenience and, in addition, has disputed certain amounts we invoiced the customer prior to the termination of the arrangement. We believe the receivable is a valid and enforceable claim under the terms of the arrangement, and we intend to aggressively pursue collection.
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
NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2010, we adopted the provisions of Accounting Standards Update (ASU) 2009-13, Multiple Element Arrangements. ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in ASC 605-25, Multiple Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element revenue guidance for arrangements that are not accounted for under ASC 985-605, Software Revenue Recognition. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of service revenue for certain of our ASP and hosting arrangements than under previous guidance. The adoption of this ASU did not have a material impact on our financial condition or results of operations.
(2) ACQUISITIONS
2010
On January 1, 2010 we acquired all of the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is integrated with our primary courts and justice solution.
In connection with this transaction we acquired total tangible assets of approximately $867,000. We recorded goodwill of approximately $2.6 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $6.1 million. The $6.1 million of intangible assets is attributable to customer relationships and acquired software that will be amortized over a weighted average period of approximately nine years. Our balance sheet as of December 31, 2010 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.
The operating results of this acquisition are included in our results of operations from the date of acquisition.

2009
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
In connection with these 2009 transactions we acquired total tangible assets of approximately $480,000 and assumed total liabilities of approximately $835,000, including $450,000 for contingent consideration for which we have paid $198,000 as of December 31, 2010. The remaining contingent consideration is expected to be paid through 2011. We recorded goodwill of approximately $1.3 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $820,000. The $820,000 of intangible assets is attributable to acquired software and customer relationships that will be amortized over a weighted average period of approximately nine years.
In 2009, we also paid approximately $1.1 million for certain software assets to complement our tax and appraisal solutions and our student information management solutions.
2008
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
(3) FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets recorded at fair value in the balance sheet as of December 31, 2010 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, Fair Value Measurements and Disclosures, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 —	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of December 31, 2010 we held certain items that are required to be measured at fair value on a recurring basis. The following tables summarize the fair value of these financial assets:

	December 31, 2010
		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,114	$2,114	$—	$—
Short-term investments available-for-sale	25	25	—	—
Non-current investments available-for-sale	2,126	—	—	2,126

	$4,265	$2,139	$—	$2,126

	December 31, 2009
		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$15,696	$15,696	$—	$—
Short-term investments available-for-sale	50	50	—	—
Non-current investments available-for-sale	1,976	—	—	1,976

	$17,722	$15,746	$—	$1,976

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. These money market funds did not experience any declines in fair value in 2010.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consists of a portion of one of these ARS which was partially redeemed at par during the period January 1, 2011 through February 24, 2011. These ARS are debt instruments with stated maturities ranging from 21 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through February 2011. As of December 31, 2010 we have continued to earn and collect interest on both of our ARS.
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
The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of December 31, 2010 are as follows:

		Temporary	Carrying
	Par Value	Impairment	Value
Non-current investments available-for-sale	$2,550	$424	$2,126
In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $130,000, net of related tax effects of $70,000 in 2010, which is included in accumulated other comprehensive loss on our balance sheet.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2011. Based on our cash and cash equivalents balance of $2.1 million, expected operating cash flows, and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the years ended December 31:

Balance as of December 31, 2007	$—
Transfers into level 3	5,150
Transfers out of level 3	(775)
Unrealized losses included in accumulated other comprehensive loss	(596)

Balance as of December 31, 2008	3,779
Transfers into level 3	—
Transfers out of level 3	(75)
Purchases, sales, issuances and settlements	(1,700)
Unrealized losses included in accumulated other comprehensive loss	(28)

Balance as of December 31, 2009	1,976
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales, issuances and settlements	(25)
Unrealized gain included in accumulated other comprehensive loss	200

Balance as of December 31, 2010	$2,126

(4) PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful
	Lives
	(years)	2010	2009
Land	—	$3,959	$3,349
Building and leasehold improvements	5-39	26,396	26,208
Computer equipment and purchased software	3-5	23,408	21,394
Furniture and fixtures	5	7,601	6,467
Transportation equipment	5	305	329

		61,669	57,747
Accumulated depreciation and amortization		(26,818)	(21,997)

Property and equipment, net		$34,851	$35,750

Depreciation expense was $5.1 million during 2010, $4.4 million during 2009, and $3.5 million during 2008.
We own an office building in Yarmouth, Maine, which is currently leased to third-party tenants, and a building in Lubbock, Texas, of which a small portion is leased to a third-party tenant. These leases expire between 2011 and 2015 and are expected to provide rental income of approximately $1.2 million during 2011, $628,000 during 2012, $391,000 during 2013, $222,000 during 2014, $74,000 during 2015 and none thereafter. The lease agreements in Yarmouth, Maine, expire between 2011 and 2013, at which time we expect to begin occupying the facility. Rental income associated with third party tenants was $1.4 million in 2010, $1.3 million in 2009 and $662,000 in 2008, respectively and was included as a reduction of selling, general and administrative expenses.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2010	2009
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$44,992	$39,512
Software acquired	23,983	23,403
Trade name	1,971	1,971
Lease acquired	1,387	1,387

	72,333	66,273
Accumulated amortization	(40,311)	(35,217)

Acquisition intangibles, net	$32,022	$31,056

Post acquisition software development costs	$36,701	$36,701
Accumulated amortization	(36,416)	(35,986)

Post acquisition software costs, net	$285	$715

Total other intangibles	$32,307	$31,771

Total amortization expense, for acquisition related intangibles and post acquisition software development costs, was $5.5 million during 2010, $5.1 million during 2009, and $9.1 million during 2008.
The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2010			December 31, 2009
		Weighted			Weighted
	Gross	Average		Gross	Average
	Carrying	Amortization	Accumulated	Carrying	Amortization	Accumulated
	Amount	Period	Amortization	Amount	Period	Amortization
Non-amortizable intangibles:
Goodwill	$92,831	—	$—	$90,258	—	$—
Amortizable intangibles:
Customer related intangibles	44,992	17 years	17,163	39,512	18 years	14,022
Software acquired	23,983	5 years	21,492	23,403	5 years	19,900
Trade name	1,971	19 years	963	1,971	19 years	879
Lease acquired	1,387	5 years	693	1,387	5 years	416
The changes in the carrying amount of goodwill for the two years ended December 31, 2010 are as follows:

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Total
Balance as of December 31, 2008	$84,080	$4,711	$88,791
Goodwill acquired during the year related to the purchase of AES	—	879	879
Goodwill acquired during the year related to the purchase of Parker-Lowe	430	—	430
Other	158	—	158

Balance as of December 31, 2009	84,668	5,590	90,258
Goodwill acquired during the year related to the purchase of Wiznet	2,573	—	2,573

Balance as of December 31, 2010	$87,241	$5,590	$92,831

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues and acquired leases for which amortization expense is recorded as selling, general and administrative expenses, is as follows:

Years ending December 31,
2011	$4,468
2012	4,202
2013	3,637
2014	3,162
2015	2,983
(6) ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2010	2009
Accrued wages, bonuses and commissions	$11,762	$15,945
Other accrued liabilities	5,433	7,194
Accrued health claims	1,304	1,551
Accrued third party contract costs	934	1,420

	$19,433	$26,110

(7) REVOLVING LINE OF CREDIT
On August 11, 2010, we terminated our revolving bank credit agreement and a related pledge and security agreement which had been scheduled to mature October 19, 2010 and entered into a new $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with a group of seven financial institutions with Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.
Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2010 and 2009, our effective average interest rate for borrowings was 3.4% and 1.8%, respectively. As of December 31, 2010, our interest rate was 2.7%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2010, we were in compliance with those covenants.
As of December 31, 2010, we had $26.5 million in outstanding borrowings and unused available borrowing capacity of $115.2 million under the Credit Facility. In addition, as of December 31, 2010, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire through mid-2011.
We paid interest of $689,000 in 2010 and $174,000 in 2009.

(8) INCOME TAX
The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2010	2009	2008
Current:
Federal	$13,552	$16,822	$14,320
State	2,252	2,536	2,245

	15,804	19,358	16,565
Deferred	(959)	(1,730)	(2,151)

	$14,845	$17,628	$14,414

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2010	2009	2008
Income tax expense at statutory rate	$13,965	$15,623	$10,247
State income tax, net of federal income tax benefit	1,218	1,634	1,089
Non-deductible business expenses	976	965	3,988
Qualified manufacturing activities	(728)	(586)	(700)
Research and development credit	(579)	—	—
Other, net	(7)	(8)	(210)

	$14,845	$17,628	$14,414

In 2008, non-deductible business expenses included the impact of a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible. See Note 14 — “Commitments and Contingencies” for more information.
Approximately 35% of our stock option expense is derived from incentive stock options (“ISOs”). As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.
The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2010	2009
Deferred income tax assets:
Operating expenses not currently deductible	$2,642	$2,068
Employee benefit plans	4,020	3,628
Capital loss carryforward	160	230
Property and equipment	195	230

Total deferred income tax assets	7,017	6,156

Deferred income tax liabilities:
Intangible assets	(9,673)	(9,720)
Other	(149)	(157)

Total deferred income tax liabilities	(9,822)	(9,877)

Net deferred income tax liabilities	$(2,805)	$(3,721)

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2010 and 2009 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
No reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10, Income Taxes.
We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2007. We are no longer subject to state and local income tax examinations by tax authorities for the years before 2006.
We paid income taxes, net of refunds received, of $15.8 million in 2010, $18.1 million in 2009, and $15.7 million in 2008.
(9) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	(3,559)	$(65,793)	(1,235)	$(17,000)	(4,283)	$(58,984)
Stock option exercises	615	3,181	425	2,295	379	1,815
Employee stock plan purchases	118	1,825	115	1,428	101	1,190
Shares issued for acquisitions	—	—	—	—	196	2,863
Shares issued in connection with legal settlement	—	—	—	—	802	11,050
Subsequent to December 31, 2010 and through February 22, 2011, we repurchased 335,000 shares for an aggregate purchase price of $6.8 million. As of February 22, 2011 we had authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock.
In 2008, we settled outstanding litigation related to two Stock Purchase Warrants owned by Bank of America, N. A. (“BANA”). In July 2008, as a result of this settlement, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. See Note 14 — “Commitments and Contingencies” for further information.
(10) SHARE-BASED COMPENSATION
     Share-Based Compensation Plan
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after four to six years of continuous service from the date of grant and have a contractual term of ten years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.
As of December 31, 2010, there were 4.3 million shares available for future grants under the plan from the 16.0 million shares previously approved by the stockholders.
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
Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record share-based compensation only for those awards that are expected to vest.
The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2010	2009	2008
Expected life (in years)	6.7	6.5	6.5
Expected volatility	35.0%	37.2%	40.9%
Risk-free interest rate	2.7%	3.1%	3.5%
Expected forfeiture rate	3%	3%	3%
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statement of operations:

	Years ended December 31,
	2010	2009	2008
Cost of software services, maintenance and subscriptions	$739	$540	$364
Selling, general and administrative expense	5,393	4,505	3,456

Total share-based compensation expense	6,132	5,045	3,820
Tax benefit	(1,475)	(1,233)	(846)

Net decrease in net income	$4,657	$3,812	$2,974

Stock Option Activity
Options granted, exercised, forfeited and expired are summarized as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2007	3,972	$7.16
Granted	1,750	14.38
Exercised	(379)	4.79
Forfeited	(34)	10.82

Outstanding at December 31, 2008	5,309	9.69
Granted	835	17.25
Exercised	(425)	5.40
Forfeited	(15)	7.80

Outstanding at December 31, 2009	5,704	11.12
Granted	765	18.82
Exercised	(615)	5.17
Forfeited	(18)	16.59

Outstanding at December 31, 2010	5,836	12.74	7	$46,949
Exercisable at December 31, 2010	3,045	$9.64	5	$33,846
As of December 31, 2010, we had unvested options to purchase 2.7 million shares with a weighted average grant date value of $16.04. As of December 31, 2010, we had $16.7 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of four years.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2010	2009	2008
Weighted average grant-date fair value of stock options granted	$7.70	$7.38	$6.73
Total intrinsic value of stock options exercised	8,119	4,656	3,929
     Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2010, there were 222,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(11) EARNINGS PER SHARE
Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2010	2009	2008
Numerator for basic and diluted earnings per share
Net income	$25,054	$27,010	$14,862
Denominator:
Weighted-average basic common shares outstanding	34,075	35,240	37,714
Assumed conversion of dilutive securities:
Stock options	1,453	1,384	1,470

Denominator for diluted earnings per share — Adjusted weighted-average shares	35,528	36,624	39,184

Earnings per common share:
Basic	$0.74	$0.77	$0.39

Diluted	$0.71	$0.74	$0.38

Stock options representing the right to purchase common stock of 1.8 million shares in 2010, 2.6 million shares in 2009, and 1.6 million shares in 2008 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
(12) LEASES
We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have an office facility lease agreement with a shareholder. Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2018. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $5.4 million in 2010, $6.3 million in 2009, and $5.9 million in 2008, which included rent expense associated with related party lease agreements of $1.9 million in 2010, $2.0 million in 2009 and $1.8 million in 2008.
Future minimum lease payments under all non-cancelable leases at December 31, 2010 are as follows:

Years ending December 31,
2011	$5,643
2012	4,659
2013	2,997
2014	2,323
2015	605
Thereafter	1,204

$17,431

Included in future minimum lease payments are non-cancelable payments due to related parties of $1.8 million in 2011, $1.7 million in 2012, $1.7 million in 2013, $1.7 million in 2014, and none thereafter.
(13) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operations $2.8 million during 2010, $2.6 million during 2009, and $2.0 million during 2008.

(14) COMMITMENTS AND CONTINGENCIES
On November 3, 2008, a putative collective action complaint was filed against us in the United States District Court for the Eastern District of Texas (the “Court”) on behalf of current and former telephone and remote customer support personnel (“Category 1”), computer hardware and software set up and maintenance personnel (“Category 2”), implementation personnel (“Category 3”), sales support personnel (“Category 4”), and quality assurance analysts (“Category 5”). The petition alleges that we misclassified these groups of employees as “exempt” rather than “non-exempt” under the Fair Labor Standards Act and that we therefore failed to properly pay overtime wages. The suit was initiated by six former employees working out of our Longview, Texas, office and seeks to recover damages in the form of lost overtime pay, liquidated damages equal to the amount of lost overtime pay, interest, costs, and attorneys’ fees. On June 23, 2009, the Court issued an Order granting plaintiffs’ motion for conditional certification for the purpose of providing notice to potential plaintiffs about the litigation. Accordingly, notice was sent to all current and former employees who worked in the foregoing job classifications during the applicable time periods. On October 26, 2009, the “opt in” period for plaintiffs and potential plaintiffs closed. Since that time, a number of plaintiffs voluntarily withdrew their petition. During a mediation which occurred during the second quarter of 2010, we reached a conditional settlement in principle with all of the plaintiffs in Categories 1, 2, 4, and 5 (24 plaintiffs in the aggregate). The terms of the settlement agreement, which are immaterial and confidential, were approved by the Court during the fourth quarter of 2010. In addition, during a mediation that occurred in January 2011, we reached a conditional settlement in principle with the remaining plaintiffs in Category 3 (30 plaintiffs in the aggregate). The terms of the settlement agreement, which are immaterial and confidential, are subject to Court approval.
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
(15) SEGMENT AND RELATED INFORMATION
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
In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management and municipal courts software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one segment, Enterprise Software Solutions (“ESS”). The ESS segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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
ESS segment capital expenditures in 2009 and 2008 include $11.2 million and $16.0 million, respectively for the purchase of buildings in connection with plans to consolidate workforces and support long-term growth.
In 2009 and 2008 the ATSS segment had one appraisal services customer which accounted for 10.4% and 12.6%, respectively, of this segment’s total revenues. The ATSS segment did not have any customers in 2010 that accounted for 10% or more of their total revenues.
In 2010 we transferred a small tax and appraisal software solution from the ESS segment to the ATSS segment and reclassified segment revenues and segment operating profit in 2009 and 2008 to conform to current year presentation.
As of and year ended December 31, 2010

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$32,757	$2,156	$—	$34,913
Subscriptions	22,975	323	—	23,298
Software services	58,371	9,969	—	68,340
Maintenance	120,764	14,891	—	135,655
Appraisal services	—	20,554	—	20,554
Hardware and other	5,727	6	135	5,868
Intercompany	1,978	—	(1,978)	—

Total revenues	$242,572	$47,899	$(1,843)	$288,628
Depreciation and amortization expense	8,903	683	1,202	10,788
Segment operating income	51,942	8,883	(14,367)	46,458
Capital expenditures	2,960	350	310	3,620
Segment assets	$373,432	$45,957	$(155,357)	$264,032

As of and year ended December 31, 2009

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$39,484	$2,647	$—	$42,131
Subscriptions	16,870	311	—	17,181
Software services	70,041	10,364	—	80,405
Maintenance	110,404	14,108	—	124,512
Appraisal services	—	18,740	—	18,740
Hardware and other	6,113	135	1,069	7,317
Intercompany	1,618	—	(1,618)	—

Total revenues	$244,530	$46,305	$(549)	$290,286
Depreciation and amortization expense	8,031	608	858	9,497
Segment operating income	54,825	7,763	(13,688)	48,900
Capital expenditures	13,361	192	614	14,167
Segment assets	$220,135	$25,597	$24,938	$270,670
As of and year ended December 31, 2008

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals

Revenues
Software licenses	$39,215	$2,275	$—	$41,490
Subscriptions	14,352	22	—	14,374
Software services	63,508	11,489	—	74,997
Maintenance	94,546	12,912	—	107,458
Appraisal services	—	19,098	—	19,098
Hardware and other	6,354	26	1,304	7,684
Intercompany	777	181	(958)	—

Total revenues	$218,752	$46,003	$346	$265,101
Depreciation and amortization expense	11,596	510	505	12,611
Segment operating income	49,298	3,847	(11,768)	41,377
Capital expenditures	17,563	420	2,160	20,143
Segment assets	$208,868	$24,409	$18,484	$251,761

Reconciliation of reportable segment operating
income to the Company’s consolidated totals:	2010	2009	2008

Total segment operating income	$46,458	$48,900	$41,377
Amortization of acquired software	(1,592)	(1,411)	(1,799)
Amortization of customer and trade name intangibles	(3,225)	(2,705)	(2,438)
Non-cash legal settlement related to warrants	—	—	(9,045)
Other (expense) income	(1,742)	(146)	1,181

Income before income taxes	$39,899	$44,638	$29,276

(16) QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table contains selected financial information from unaudited statements of operations for each quarter of 2010 and 2009.

	Quarters Ended
	2010				2009
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$72,439	$73,769	$72,600	$69,820	$74,217	$74,332	$72,172	$69,565
Gross profit	32,616	33,207	32,475	30,019	33,239	33,235	31,997	30,292
Income before income taxes	10,159	11,263	10,383	8,094	10,922	12,421	11,334	9,961
Net income	7,210	6,723	6,249	4,872	6,656	7,475	6,873	6,006
Earnings per diluted share	0.21	0.19	0.17	0.13	0.18	0.20	0.19	0.16

Shares used in computing diluted earnings per share	33,895	35,410	36,203	36,655	36,600	36,487	36,723	36,747