Form 10-Q
period 2011-03-31
TYLER TECHNOLOGIES INC
filed 2011-04-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on April 26, 2011 was 32,041,000.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues:
Software licenses	$6,822	$8,449
Subscriptions	6,964	5,253
Software services	16,764	17,056
Maintenance	35,512	33,416
Appraisal services	6,197	4,275
Hardware and other	1,134	1,371

Total revenues	73,393	69,820

Cost of revenues:
Software licenses	795	707
Acquired software	295	398
Software services, maintenance and subscriptions	35,180	34,881
Appraisal services	3,824	2,877
Hardware and other	676	938

Total cost of revenues	40,770	39,801

Gross profit	32,623	30,019

Selling, general and administrative expenses	17,288	17,561
Research and development expense	4,549	3,516
Amortization of customer and trade name intangibles	804	806

Operating income	9,982	8,136

Other expense, net	(500)	(42)

Income before income taxes	9,482	8,094
Income tax provision	3,754	3,222

Net income	$5,728	$4,872

Earnings per common share:
Basic	$0.18	$0.14

Diluted	$0.17	$0.13

Basic weighted average common shares outstanding	32,086	35,101
Diluted weighted average common shares outstanding	33,720	36,655
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,248	$2,114
Short-term investments available-for-sale	—	25
Accounts receivable (less allowance for losses of $952 in 2011 and $1,603 in 2010)	66,474	81,860
Prepaid expenses	7,915	7,801
Other current assets	1,896	3,543
Deferred income taxes	3,106	3,106

Total current assets	81,639	98,449
Accounts receivable, long-term portion	1,403	1,231
Property and equipment, net	41,386	34,851
Non-current investments available-for-sale	2,126	2,126
Other assets:
Goodwill	92,831	92,831
Other intangibles, net	31,106	32,307
Sundry	1,912	2,237

	$252,403	$264,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,446	$2,626
Accrued liabilities	19,908	19,433
Deferred revenue	91,792	102,590
Income taxes payable	1,448	—

Total current liabilities	115,594	124,649
Revolving line of credit	22,500	26,500
Deferred income taxes	5,911	5,911

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2011 and 2010	481	481
Additional paid-in capital	153,969	153,576
Accumulated other comprehensive loss, net of tax	(275)	(275)
Retained earnings	108,286	102,558
Treasury stock, at cost; 16,084,010 and 15,854,205 shares in 2011 and 2010, respectively	(154,063)	(149,368)

Total shareholders’ equity	108,398	106,972

	$252,403	$264,032

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,728	$4,872
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,585	2,649
Share-based compensation expense	1,449	1,465
Excess tax benefit from exercises of share-based arrangements	(272)	(48)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	15,214	18,078
Income tax payable	3,592	1,215
Prepaid expenses and other current assets	(343)	180
Accounts payable	(180)	(740)
Accrued liabilities	492	(7,448)
Deferred revenue	(10,798)	(13,289)

Net cash provided by operating activities	17,467	6,934

Cash flows from investing activities:
Proceeds from sale of investments	25	50
Cost of acquisitions, net of cash acquired	—	(9,623)
Additions to property and equipment	(7,804)	(2,238)
Decrease in restricted investments	—	1,000
Decrease (increase) in other	214	(25)

Net cash used by investing activities	(7,565)	(10,836)

Cash flows from financing activities:
Purchase of treasury shares	(6,839)	(2,317)
Decrease in net borrowings on revolving line of credit	(4,000)	—
Contributions from employee stock purchase plan	456	447
Proceeds from exercise of stock options	343	79
Excess tax benefit from exercises of share-based arrangements	272	48

Net cash used by financing activities	(9,768)	(1,743)

Net increase (decrease) in cash and cash equivalents	134	(5,645)
Cash and cash equivalents at beginning of period	2,114	9,696

Cash and cash equivalents at end of period	$2,248	$4,051

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2011 and December 31, 2010 and operating result amounts are for the three months ended March 31, 2011 and 2010, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2010. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
(2) Financial Instruments
Assets recorded at fair value in the balance sheet as of March 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
As of March 31, 2011 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,248	$2,248	$—	$—
Investments available-for-sale	2,126	—	—	2,126

Total	$4,374	$2,248	$—	$2,126

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 21 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through February 2011. As of March 31, 2011 we have continued to earn and collect interest on both of our ARS.
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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of March 31, 2011 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,550	$424	$2,126
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through February 2011. We did not record any unrealized gains or losses on our ARS in the three months ended March 31, 2011. Based on our cash and cash equivalents balance of $2.2 million, expected operating cash flows and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the three months ended March 31, 2011:

Balance as of December 31, 2010	$2,126
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	—

Balance as of March 31, 2011	$2,126

(3) Shareholders’ Equity
The following table details activity in our common stock:

	Three months ended March 31,
	2011		2010
	Shares	Amount	Shares	Amount
Purchases of common stock	(335)	$(6,839)	(129)	$(2,411)
Stock option exercises	78	343	18	79
Employee stock plan purchases	27	473	25	425
As of March 31, 2011 we had authorization from our board of directors to repurchase up to 2.4 million additional shares of Tyler common stock.
(4) Revolving Line of Credit
In August 2010, we entered into a $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with a group of seven financial institutions with Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.
Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of March 31, 2011, our effective average interest rate for borrowings during the three months ended March 31, 2011 was 3.0%. As of March 31, 2010, our interest rate was 3.25%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2011, we were in compliance with those covenants.
As of March 31, 2011, we had $22.5 million in outstanding borrowings and unused available borrowing capacity of $119.2 million under the Credit Facility. In addition, as of March 31, 2011, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire through early 2012.
(5) Income Tax Provision
For the three months ended March 31, 2011, we had an effective income tax rate of 39.6% compared to 39.8% for the three months ended March 31, 2010. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, research and development tax credit and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $174,000 in the three months ended March 31, 2011, compared to $2.0 million in net payments for the same period of the prior year.
(6) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2011	2010
Numerator for basic and diluted earnings per share:

Net income	$5,728	$4,872

Denominator:

Weighted-average basic common shares outstanding	32,086	35,101
Assumed conversion of dilutive securities:
Stock options	1,634	1,554

Denominator for diluted earnings per share — Adjusted weighted-average shares	33,720	36,655

Earnings per common share:
Basic	$0.18	$0.14

Diluted	$0.17	$0.13

For the three months ended March 31, 2011 and the three months ended March 31, 2010, stock options representing the right to purchase common stock of approximately 1.0 million shares and 2.1 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
(7) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of operations, pursuant to ASC 718, Stock Compensation:

	Three months ended
	March 31,
	2011	2010
Cost of software services, maintenance and subscriptions	$196	$165
Selling, general and administrative expense	1,253	1,300

Total share-based compensation expense	$1,449	$1,465

(8) Segment and Related Information
We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units which focus on the following products:
•	financial management and education software solutions;

•	financial management, municipal courts software solutions and land and vital records;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management, municipal courts and land and vital records software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one segment, Enterprise Software Solutions (“ESS”). The ESS segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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

For the three months ended March 31, 2011	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$6,287	$535	$—	$6,822
Subscriptions	6,837	127	—	6,964
Software services	14,263	2,501	—	16,764
Maintenance	31,632	3,880	—	35,512
Appraisal services	—	6,197	—	6,197
Hardware and other	1,134	—	—	1,134
Intercompany	407	—	(407)	—

Total revenues	$60,560	$13,240	$(407)	$73,393
Segment operating income	$12,348	$2,635	$(3,902)	$11,081

For the three months ended March 31, 2010	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$7,922	$527	$—	$8,449
Subscriptions	5,174	79	—	5,253
Software services	14,555	2,501	—	17,056
Maintenance	29,709	3,707	—	33,416
Appraisal services	—	4,275	—	4,275
Hardware and other	1,364	7	—	1,371
Intercompany	325	—	(325)	—

Total revenues	$59,049	$11,096	$(325)	$69,820
Segment operating income	$11,262	$1,793	$(3,715)	$9,340

Reconciliation of reportable segment operating	For the three months ended March 31,
income to the Company’s consolidated totals:	2011	2010
Total segment operating income	$11,081	$9,340
Amortization of acquired software	(295)	(398)
Amortization of customer and trade name intangibles	(804)	(806)
Other expense, net	(500)	(42)

Income before income taxes	$9,482	$8,094

(9) Commitments and Contingencies
As of March 31, 2011, our accounts receivable balance includes $4.2 million associated with one customer that terminated its arrangement with us for convenience and, in addition, has disputed certain amounts we invoiced the customer prior to the termination of the arrangement. We believe the receivable is a valid and enforceable claim under the terms of the arrangement, and we intend to aggressively pursue collection.
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
Our products generally automate three major functional areas: (1) financial management and education, (2) courts and justice and (3) property appraisal, and tax and we report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
During the three months ended March 31, 2011, we purchased 335,000 shares of our common stock for an aggregate purchase price of $6.8 million.
In March 2011, we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas.
Our total employee count declined from 2,034 at March 31, 2010 to 2,019 at March 31, 2011.
Outlook
Consistent with 2010, we expect to continue to invest aggressively in product development in 2011. We believe that our competitive position is strong and that we are well-positioned to take advantage of an eventual return to a stronger economic environment. However, until we see signs of sustained improvement, we are expecting that the new business environment in 2011 will continue to be both challenging and unpredictable, and that growth will come primarily from recurring revenues.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2010.

ANALYSIS OF RESULTS OF OPERATIONS
     Revenues

	Percentage of Total Revenues
	First Quarter
	2011	2010
Revenues:
Software licenses	9.3%	12.1%
Subscriptions	9.5	7.5
Software services	22.8	24.4
Maintenance	48.4	47.9
Appraisal services	8.4	6.1
Hardware and other	1.6	2.0

Total revenues	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.5	1.6
Cost of software services, maintenance and subscriptions	47.9	50.0
Cost of appraisal services	5.2	4.1
Cost of hardware and other	0.9	1.3
Selling, general and administrative expenses	23.6	25.1
Research and development expense	6.2	5.0
Amortization of customer base and trade name intangibles	1.1	1.2

Operating income	13.6	11.7
Other expenses, net	(0.7)	(0.1)

Income before income taxes	12.9	11.6
Income tax provision	5.1	4.6

Net income	7.8%	7.0%

Software licenses.
The following table sets forth a comparison of our software license revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

ESS	$6,287	$7,922	$(1,635)	(21)%
ATSS	535	527	8	2

Total software license revenues	$6,822	$8,449	$(1,627)	(19)%

In the three months ended March 31, 2011, we signed 15 new large contracts with average software license fees of approximately $232,000 compared to 16 new large contracts signed in the three months ended March 31, 2010 with average software license fees of approximately $406,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Notes to the Financial Statements included in our Form 10-K for the year ended December 31, 2010.
For the three months ended March 31, 2011, the decline in ESS software license revenues recognized was mainly attributable to longer sales cycles and postponement of customer purchasing decisions mainly due to budgetary constraints related to economic conditions. In addition, a portion of the decline was due to a number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 12 new ESS customers enter into subscription-based arrangements in the three months ending March 31, 2011 compared to five new customers in the three months ended March 31, 2010. We currently expect ESS software license revenues in 2011 to be moderately lower than 2010.

Subscriptions.
The following table sets forth a comparison of our subscription revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

ESS	$6,837	$5,174	$1,663	32%
ATSS	127	79	48	61

Total subscriptions revenues	$6,964	$5,253	$1,711	33%

Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscription agreements are typically for initial periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services. In the three months ending March 31, 2011, we added 13 new ESS and ATSS customers and one existing customer elected to convert to our ASP model.
Software services.
The following table sets forth a comparison of our software service revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

ESS	$14,263	$14,555	$(292)	(2)%
ATSS	2,501	2,501	—	—

Total software services revenues	$16,764	$17,056	$(292)	(2)%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. The decline in software services revenues for the three months ended March 31, 2011 is principally due to lower software license revenue arrangements since late 2009 due to weak economic conditions and related budget pressures in the public sector. In addition, the increase in the mix of customers choosing our subscription-based solutions was a factor in lower software services revenues.
Maintenance.
The following table sets forth a comparison of our maintenance revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

ESS	$31,632	$29,709	$1,923	6%
ATSS	3,880	3,707	173	5

Total maintenance revenues	$35,512	$33,416	$2,096	6%

We provide maintenance and support services for our software products and third party software. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines. Our maintenance growth rate has declined compared to the previous year’s growth rate partly due to a number of customers converting to ASP arrangements in the last twelve months as well as new customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement.

Appraisal services.
The following table sets forth a comparison of our appraisal service revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

ESS	$—	$—	$—	—%
ATSS	6,197	4,275	1,922	45

Total appraisal services revenues	$6,197	$4,275	$1,922	45%

The appraisal services business is somewhat cyclical and driven in part by legislated revaluation cycles in various states. We began work on several new large revaluation contracts in late 2009 and mid-2010 which provided the majority of the increase in appraisal services revenues. We expect appraisal revenues for the full year 2011 to be moderately higher than 2010.
     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

Software licenses	$795	$707	$88	12%
Acquired software	295	398	(103)	(26)
Software services, maintenance and subscriptions	35,180	34,881	299	1
Appraisal services	3,824	2,877	947	33
Hardware and other	676	938	(262)	(28)

Total cost of revenues	$40,770	$39,801	$969	2%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter		Change
Gross margin percentage	2011	2010	%

Software license and acquired software	84.0%	86.9%	(2.9)%
Software services, maintenance and subscriptions	40.6	37.4	3.2
Appraisal services	38.3	32.7	5.6
Hardware and other	40.4	31.6	8.8

Overall gross margin	44.4%	43.0%	1.4%

Software licenses and acquired software. Costs of software license and acquired software is comprised of third party software costs, amortization expense for software acquired through acquisitions and amortization expense for capitalized development costs on certain software products.
For the three months ended March 31, 2011, cost of software license revenues relating to third party products was approximately 70% of our cost of software license revenues compared to approximately 53% of our cost of software license revenues for the three months ended March 31, 2010. The cost of acquired software license for the three months ended March 31, 2011 and 2010 was approximately 27% and 36%, respectively, of the total costs of software license. We completed several acquisitions in the period 2007 through the first quarter of 2010 and these costs are being amortized over a weighted average period of approximately five years.
The remaining balance in costs of software license is amortization expense for capitalized development costs on certain software. Once a product is released, we begin to amortize the costs associated with its development over the estimated useful life of the product. Amortization expense is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. Development costs consist mainly of personnel costs, such as salary and benefits paid to our developers, and rent for related office space.

For the three months ended March 31, 2011, our software license gross margin percentage declined because the product mix included more third party software. Third party software has a lower gross margin than proprietary software solutions.
Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three months ended March 31, 2011, the software services, maintenance and subscriptions gross margin increased 3.2% compared to the prior year period in part because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Our implementation and support staff has declined by 115 employees since March 31, 2010.
Appraisal services. Our appraisal services gross margin increased 5.6% in the three months ended March 31, 2011 compared to the prior year period. The appraisal services gross margin was positively impacted by operational efficiencies associated with a large revaluation contract which began in mid-2010. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the project’s completion and have increased our appraisal services staff by 81 employees since March 31, 2010 in connection with several new revaluation contracts which began in late 2009 and mid-2010.
Our blended gross margin rose 1.4% in the three months ended March 31, 2011 compared to the prior year period. This increase was primarily due to leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services, and operational efficiencies associated with appraisal services.
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

	First Quarter		Change
($ in thousands)	2011	2010	$	%

Selling, general and administrative expenses	$17,288	$17,561	$(273)	(2)%
SG&A as a percentage of revenues for the three months ended March 31, 2011 was 23.6% compared 25.1% for the three months ended March 31, 2010.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

Research and development expense	$4,549	$3,516	$1,033	29%
Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. We have increased our development staff by 39 employees since March 31, 2010. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs. In April 2011, Tyler and Microsoft entered into an amended and superseded Master Software Development and License Agreement, which among other things, grants Microsoft intellectual property rights in the remaining portions of the software code developed by Tyler in exchange for certain other concessions. Under the new agreement, Tyler will continue to receive the previously agreed to reimbursement payments. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect sales of the solutions co-developed under this arrangement.
In the three months ended March 31, 2011 and 2010, we offset our research and development expense by $415,000 and $1.2 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft. Prior to December 31, 2010, we received offsets from Microsoft to our research and development expense of approximately $850,000 each quarter from mid-2008 through the end of 2010 as specified in a statement of work under the Amended Software Development and License Agreement with Microsoft. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter through mid-2012 for a total of approximately $6.2 million. As of March 31, 2011, we have received $1.5 million and expect to receive the remaining $4.7 million through mid-2012. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary. We expect the rate at which we recognize offsets to our research and development expense to decline compared to 2010 due to changes in the timing of deployment of resources and we believe most of the offsets relating to 2011 efforts will be recognized in the fourth quarter.
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

	First Quarter		Change
($ in thousands)	2011	2010	$	%

Amortization of customer and trade name intangibles	$804	$806	$(2)	(0)%
     Other Expense, Net

	First Quarter		Change
($ in thousands)	2011	2010	$	%

Other expense, net	$(500)	$(42)	$(458)	NA
The majority of other expense is comprised of interest expense, non-usage and other fees associated with a credit agreement. Interest expense was higher than the prior year period due to higher debt levels associated with a series of stock repurchases that began in early 2010 and continued for the remainder of the year. The effective interest rate for the three months ended March 31, 2011 was 3.0% compared to 3.25% in the prior year period.
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2011	2010	$	%

Income tax provision	$3,754	$3,222	532	17%

Effective income tax rate	39.6%	39.8%
The effective income tax rates for the three months ended March 31, 2011 and 2010 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, research and development tax credit and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2011 we had cash and cash equivalents of $2.2 million and investments of $2.1 million, compared to cash and cash equivalents of $2.1 million and investments of $2.2 million at December 31, 2010. As of March 31, 2011, we had $22.5 million in outstanding borrowings and unused borrowing capacity of $119.2 million under our revolving line of credit. In addition, as of March 31, 2011, we had outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. These letters of credit expire through early 2012.
The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2011	2010
Cash flows provided (used) by:
Operating activities	$17,467	$6,934
Investing activities	(7,565)	(10,836)
Financing activities	(9,768)	(1,743)

Net increase (decrease) in cash and cash equivalents	$134	$(5,645)

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
For the three months ended March 31, 2011, operating activities provided net cash of $17.5 million, primarily generated from net income of $5.7 million, non-cash depreciation and amortization charges of $2.6 million and non-cash share-based compensation expense of $1.4 million. Working capital, excluding cash, decreased by approximately $8.0 million mainly due to collection of annual maintenance renewals that are billed near the end of December and timing of payments on income tax liabilities.
In general changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Our days sales outstanding (“DSO”) was 81 days at March 31, 2011, compared to 102 days at December 31, 2010 and 81 days at March 31, 2010. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO usually declines in the first quarter compared to the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $7.6 million in the three months ending March 31, 2011 compared to $10.8 million for the same period in 2010. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas. In January 2010, we completed the acquisition of the assets of Wiznet, Inc. for $9.5 million in cash. Also, we paid $1.2 million in the three months ended March 31, 2010, for construction of an office building in Lubbock, Texas. Capital expenditures and acquisitions were funded from cash generated from operations.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 21 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through February 2011. As of March 31, 2011 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through February 2011. We did not record any unrealized gains or losses on our ARS in the three months ended March 31, 2011. Based on our cash and cash equivalents balance of $2.2 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
Financing activities used cash of $9.8 million in the three months ended March 31, 2011 compared to $1.7 million in the same period for 2010. Cash used by financing activities in 2011 was primarily comprised of purchases of 335,000 shares of our common stock for $6.8 million. These purchases were funded by borrowings under our revolving credit line and cash from operations. We also collected $799,000 from stock option exercises and employee stock purchase plan activity.
At March 31, 2011, we had authorization to repurchase up to 2.4 million additional shares of Tyler common stock. A summary of the repurchase activity during the three months ended March 31, 2011 is as follows:

				Maximum number of
		Additional number		shares that may be
		of shares		repurchased under
	Total number of	authorized that may	Average price paid	current
(Shares in thousands)	shares repurchased	be repurchased	per share	authorization
January 1 through January 31	335	—	$20.43	2,369
February 1 through February 28	—	—	—	2,369
March 1 through March 31	—	—	—	2,369

Total three months ended March 31, 2011	335	—	$20.43

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July and October 2010. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.
Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of March 31, 2011, our effective average interest rate for borrowings during the three months ended March 31, 2011 was 3.0%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2011, we were in compliance with those covenants.
We made federal and state income tax payments, net of refunds, of $174,000 in the three months ended March 31, 2011 compared to $2.0 million in the prior year.

Excluding acquisitions, we anticipate that 2011 capital spending will be between $11.5 million and $12.0 million. Capital expenditures in 2011 include the purchase of approximately 27 acres of land and a building for $6.6 million in the three months ended March 31, 2011. For the remainder of the year we expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2011, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2011 is expected to be funded from existing cash balances and cash flows from operations.
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
Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 21 to 32 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of March 31, 2011 utilizing a discounted trinomial model.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through February 2011. Based on our cash and cash equivalents balance of $2.2 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
As of March 31, 2011 we had $22.5 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of March 31, 2011 our interest rate was 3.25%. Assuming borrowings of $22.5 million, a hypothetical 10% increase in our interest rate at March 31, 2011 for a one year period would result in approximately $73,000 of additional interest rate expense.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2011, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Date: April 29, 2011