Form 10-Q
period 2011-06-30
TYLER TECHNOLOGIES INC
filed 2011-07-28
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The number of shares of common stock of registrant outstanding on July 26, 2011 was 31,766,000.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Software licenses	$8,308	$8,735	$15,130	$17,184
Subscriptions	7,277	5,807	14,241	11,060
Software services	17,992	18,506	34,756	35,562
Maintenance	35,056	33,212	70,568	66,628
Appraisal services	5,987	4,925	12,184	9,200
Hardware and other	2,115	1,415	3,249	2,786

Total revenues	76,735	72,600	150,128	142,420

Cost of revenues:
Software licenses	989	852	1,784	1,559
Acquired software	244	398	539	796
Software services, maintenance and subscriptions	35,502	34,595	70,682	69,476
Appraisal services	3,702	3,131	7,526	6,008
Hardware and other	2,161	1,149	2,837	2,087

Total cost of revenues	42,598	40,125	83,368	79,926

Gross profit	34,137	32,475	66,760	62,494

Selling, general and administrative expenses	18,466	17,439	35,754	35,000
Research and development expense	5,035	3,744	9,584	7,260
Amortization of customer and trade name intangibles	803	807	1,607	1,613

Operating income	9,833	10,485	19,815	18,621

Other expense, net	(524)	(102)	(1,024)	(144)

Income before income taxes	9,309	10,383	18,791	18,477
Income tax provision	3,685	4,134	7,439	7,356

Net income	$5,624	$6,249	$11,352	$11,121

Earnings per common share:
Basic	$0.18	$0.18	$0.36	$0.32

Diluted	$0.17	$0.17	$0.34	$0.31

Basic weighted average common shares outstanding	32,005	34,862	31,912	34,815
Diluted weighted average common shares outstanding	33,848	36,203	33,650	36,262
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,412	$2,114
Short-term investments available-for-sale	25	25
Accounts receivable (less allowance for losses of $747 in 2011 and $1,603 in 2010)	90,486	81,860
Prepaid expenses	8,238	7,801
Other current assets	4,067	3,543
Deferred income taxes	3,106	3,106

Total current assets	107,334	98,449

Accounts receivable, long-term portion	631	1,231
Property and equipment, net	40,511	34,851
Non-current investments available-for-sale	2,101	2,126

Other assets:
Goodwill	92,831	92,831
Other intangibles, net	29,958	32,307
Sundry	1,788	2,237

	$275,154	$264,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,331	$2,626
Accrued liabilities	20,466	19,433
Deferred revenue	110,455	102,590

Total current liabilities	133,252	124,649

Revolving line of credit	31,500	26,500
Deferred income taxes	5,952	5,911

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2011 and 2010	481	481
Additional paid-in capital	152,330	153,576
Accumulated other comprehensive loss, net of tax	(275)	(275)
Retained earnings	113,910	102,558
Treasury stock, at cost; 16,406,212 and 15,854,205 shares in 2011 and 2010, respectively	(161,996)	(149,368)

Total shareholders’ equity	104,450	106,972

	$275,154	$264,032

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$11,352	$11,121
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	5,219	5,318
Share-based compensation expense	2,969	3,073
Excess tax benefit from exercises of share-based arrangements	(1,692)	(1,161)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(8,026)	(8,014)
Income tax payable	1,552	(1,630)
Prepaid expenses and other current assets	(814)	840
Accounts payable	(295)	(878)
Accrued liabilities	1,197	(7,843)
Deferred revenue	7,865	(1,200)

Net cash provided (used) by operating activities	19,327	(374)

Cash flows from investing activities:
Proceeds from sale of investments	25	50
Cost of acquisitions, net of cash acquired	—	(9,661)
Additions to property and equipment	(8,416)	(3,493)
Decrease in restricted investments	—	1,000
Decrease in other	214	3

Net cash used by investing activities	(8,177)	(12,101)

Cash flows from financing activities:
Purchase of treasury shares	(20,884)	(14,398)
Increase in net borrowings on revolving line of credit	5,000	14,650
Contributions from employee stock purchase plan	924	951
Proceeds from exercise of stock options	1,416	1,607
Excess tax benefit from exercises of share-based arrangements	1,692	1,161

Net cash (used) provided by financing activities	(11,852)	3,971

Net decrease in cash and cash equivalents	(702)	(8,504)
Cash and cash equivalents at beginning of period	2,114	9,696

Cash and cash equivalents at end of period	$1,412	$1,192

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1)	Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2011 and December 31, 2010 and operating result amounts are for the three and six months ended June 30, 2011 and 2010, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2010. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
(2)	Financial Instruments
Assets recorded at fair value in the balance sheet as of June 30, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
As of June 30, 2011 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,412	$1,412	$—	$—
Investments available-for-sale	2,126	25	—	2,101

Total	$3,538	$1,437	$—	$2,101

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities of 21 and 31 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2011. As of June 30, 2011 we have continued to earn and collect interest on both of our ARS.
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
The par and carrying values, and related cumulative unrealized loss for our non-current investments available-for-sale as of June 30, 2011 are as follows:

	Temporary	Carrying
Par Value	Impairment	Value
$2,525	$424	$2,101
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2011. We did not record any unrealized gains or losses on our ARS in the six months ended June 30, 2011. Based on our cash and cash equivalents balance of $1.4 million, expected operating cash flows and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the six months ended June 30, 2011:

Balance as of December 31, 2010	$2,126
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	—

Balance as of March 31, 2011	2,126

Transfers into level 3	—
Transfers out of level 3	(25)
Unrealized losses included in accumulated other comprehensive loss	—

Balance as of June 30, 2011	$2,101

(3)	Shareholders’ Equity
The following table details activity in our common stock:

	Six months ended June 30,
	2011		2010
	Shares	Amount	Shares	Amount
Purchases of common stock	(913)	$(20,884)	(868)	$(14,878)
Stock option exercises	312	1,416	332	1,607
Employee stock plan purchases	49	924	53	871
As of June 30, 2011 we had authorization from our board of directors to repurchase up to 1.8 million additional shares of Tyler common stock.

(4)	Revolving Line of Credit
In August 2010, we entered into a $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with a group of seven financial institutions, with Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.
Borrowings under the Credit Facility bear interest at a rate of either (1) Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of June 30, 2011, our effective average interest rate for borrowings during the three and six months ended June 30, 2011 was 3.46% and 3.23%, respectively. As of June 30, 2011, our interest rate was 3.19%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2011, we were in compliance with those covenants.
As of June 30, 2011, we had $31.5 million in outstanding borrowings and unused available borrowing capacity of $110.2 million under the Credit Facility. In addition, as of June 30, 2011, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire through mid-2012.
(5)	Income Tax Provision
For the three and six months ended June 30, 2011, we had an effective income tax rate of 39.6% compared to 39.8% for the three and six months ended June 30, 2010. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, research and development tax credit and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $5.9 million in the six months ended June 30, 2011, compared to $9.0 million in net payments for the same period of the prior year.
(6)	Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:

Net income	$5,624	$6,249	$11,352	$11,121

Denominator:

Weighted-average basic common shares outstanding	32,005	34,862	31,912	34,815
Assumed conversion of dilutive securities:
Stock options	1,843	1,341	1,738	1,447

Denominator for diluted earnings per share — Adjusted weighted-average shares	33,848	36,203	33,650	36,262

Earnings per common share:
Basic	$0.18	$0.18	$0.36	$0.32

Diluted	$0.17	$0.17	$0.34	$0.31

For the three and six months ended June 30, 2011, stock options representing the right to purchase common stock of approximately 562,000 shares and 790,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2010, stock options representing the right to purchase common stock of approximately 2.4 million shares and 2.3 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
(7)	Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of operations, pursuant to ASC 718, Stock Compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of software services, maintenance and subscriptions	$214	$180	$410	$345
Selling, general and administrative expense	1,306	1,428	2,559	2,728

Total share-based compensation expense	$1,520	$1,608	$2,969	$3,073

(8)	Segment and Related Information
We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units which focus on the following products:
•	financial management and education software solutions;

•	financial management, municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management, municipal courts and land and vital records software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one segment, Enterprise Software Solutions (“ESS”). The ESS segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property, as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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

For the three months ended June 30, 2011

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$7,562	$746	$—	$8,308
Subscriptions	7,089	188	—	7,277
Software services	15,625	2,367	—	17,992
Maintenance	31,315	3,741	—	35,056
Appraisal services	—	5,987	—	5,987
Hardware and other	1,018	—	1,097	2,115
Intercompany	463	—	(463)	—

Total revenues .	$63,072	$13,029	$634	$76,735
Segment operating income	$12,420	$2,407	$(3,947)	$10,880
For the six months ended June 30, 2011

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$13,849	$1,281	$—	$15,130
Subscriptions	13,926	315	—	14,241
Software services	29,888	4,868	—	34,756
Maintenance	62,947	7,621	—	70,568
Appraisal services	—	12,184	—	12,184
Hardware and other	2,152	—	1,097	3,249
Intercompany	870	—	(870)	—

Total revenues .	$123,632	$26,269	$227	$150,128
Segment operating income	$24,768	$5,042	$(7,849)	$21,961
For the three months ended June 30, 2010

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$8,246	$489	$—	$8,735
Subscriptions	5,723	84	—	5,807
Software services	15,859	2,647	—	18,506
Maintenance	29,506	3,706	—	33,212
Appraisal services	—	4,925	—	4,925
Hardware and other	1,280	—	135	1,415
Intercompany	461	—	(461)	—

Total revenues .	$61,075	$11,851	$(326)	$72,600
Segment operating income	$13,260	$1,954	$(3,524)	$11,690

For the six months ended June 30, 2010

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$16,168	$1,016	$—	$17,184
Subscriptions	10,897	163	—	11,060
Software services	30,414	5,148	—	35,562
Maintenance	59,215	7,413	—	66,628
Appraisal services	—	9,200	—	9,200
Hardware and other	2,644	7	135	2,786
Intercompany	786	—	(786)	—

Total revenues .	$120,124	$22,947	$(651)	$142,420
Segment operating income	$24,522	$3,747	$(7,239)	$21,030

Reconciliation of reportable segment operating	For the three months ended June 30,		For the six months ended June 30,
income to the Company’s consolidated totals:	2011	2010	2011	2010

Total segment operating income	$10,880	$11,690	$21,961	$21,030
Amortization of acquired software	(244)	(398)	(539)	(796)
Amortization of customer and trade name intangibles	(803)	(807)	(1,607)	(1,613)
Other expense, net	(524)	(102)	(1,024)	(144)

Income before income taxes	$9,309	$10,383	$18,791	$18,477

(9)	Commitments and Contingencies
As of June 30, 2011, our accounts receivable balance includes $4.2 million associated with one customer that terminated its arrangement with us for convenience and, in addition, has disputed certain amounts we invoiced the customer prior to the termination of the arrangement. We believe the receivable is a valid and enforceable claim under the terms of the arrangement, and we intend to aggressively pursue collection.
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
Our products generally automate three major functional areas: (1) financial management and education, (2) courts and justice and (3) property appraisal and tax, and we report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
During the six months ended June 30, 2011, we purchased 913,000 shares of our common stock for an aggregate purchase price of $20.9 million.
In March 2011, we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas.
Our total employee count declined from 2,032 at June 30, 2010 to 2,010 at June 30, 2011.
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

ANALYSIS OF RESULTS OF OPERATIONS
     Revenues

	Percentage of Total Revenues		Percentage of Total Revenues
	Second Quarter		Six Months
	2011	2010	2011	2010

Revenues:
Software licenses	10.8%	12.0%	10.1%	12.1%
Subscriptions	9.5	8.0	9.4	7.8
Software services	23.4	25.5	23.2	25.0
Maintenance	45.7	45.7	47.0	46.8
Appraisal services	7.8	6.8	8.1	6.4
Hardware and other	2.8	2.0	2.2	1.9

Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.6	1.7	1.5	1.7
Cost of software services, maintenance and subscriptions	46.3	47.7	47.1	48.8
Cost of appraisal services	4.8	4.3	5.0	4.2
Cost of hardware and other	2.8	1.6	1.9	1.4
Selling, general and administrative expenses	24.1	24.0	23.8	24.6
Research and development expense	6.6	5.2	6.4	5.1
Amortization of customer base and trade name intangibles	1.0	1.1	1.1	1.1

Operating income	12.8	14.4	13.2	13.1
Other expenses, net	(0.7)	(0.1)	(0.7)	(0.1)

Income before income taxes	12.1	14.3	12.5	13.0
Income tax provision	4.8	5.7	4.9	5.2

Net income	7.3%	8.6%	7.6%	7.8%

Software licenses.
The following table sets forth a comparison of our software license revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$7,562	$8,246	$(684)	(8)%	$13,849	$16,168	$(2,319)	(14)%
ATSS	746	489	257	53	1,281	1,016	265	26

Total software license revenues	$8,308	$8,735	$(427)	(5)%	$15,130	$17,184	$(2,054)	(12)%

For the three and six months ended June 30, 2011, the decline in ESS software license revenues recognized was primarily attributable to longer sales cycles and postponement of customer purchasing decisions mainly due to budgetary constraints related to economic conditions, as well as extended implementation timetables on some new contract signings. In addition, a portion of the decline was due to a number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 13 and 26 new customers enter into subscription-based arrangements in the three and six months ending June 30, 2011, respectively, compared to three and eight new customers in the three and six months ended June 30, 2010, respectively. Most new customers for subscription-based arrangements were ESS customers. We currently expect ESS software license revenues for the full year 2011 to be moderately lower than 2010.

In the three months ended June 30, 2011, we signed 10 new large contracts with average software license fees of approximately $640,000 compared to 17 new large contracts signed in the three months ended June 30, 2010 with average software license fees of approximately $424,000. In the six months ended June 30, 2011, we signed 25 new large contracts with average software license fees of approximately $396,000 compared to 33 new large contracts signed in the six months ended June 30, 2010 with average software license fees of approximately $415,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Notes to the Financial Statements included in our Form 10-K for the year ended December 31, 2010.
Subscriptions.
The following table sets forth a comparison of our subscription revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$7,089	$5,723	$1,366	24%	$13,926	$10,897	$3,029	28%
ATSS	188	84	104	124	315	163	152	93

Total subscriptions revenues	$7,277	$5,807	$1,470	25%	$14,241	$11,060	$3,181	29%

Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. ASP and other software subscription agreements are typically for initial periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services. In the three months ending June 30, 2011, we added 13 new customers and 10 existing customers elected to convert to our ASP model. In the six months ended June 30, 2011, we added 26 new customers and 11 existing customers elected to convert to our ASP model.
Software services.
The following table sets forth a comparison of our software service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$15,625	$15,859	$(234)	(1)%	$29,888	$30,414	$(526)	(2)%
ATSS	2,367	2,647	(280)	(11)	4,868	5,148	(280)	(5)

Total software services revenues	$17,992	$18,506	$(514)	(3)%	$34,756	$35,562	$(806)	(2)%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. The decline in software services revenues for the three and six months ended June 30, 2011 is principally due to lower software license revenue arrangements since late 2009 due to weak economic conditions and related budget pressures in the public sector. In addition, the increase in the mix of customers choosing our subscription-based solutions was a factor in lower software services revenues.

Maintenance.
The following table sets forth a comparison of our maintenance revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$31,315	$29,506	$1,809	6%	$62,947	$59,215	$3,732	6%
ATSS	3,741	3,706	35	1	7,621	7,413	208	3

Total maintenance revenues	$35,056	$33,212	$1,844	6%	$70,568	$66,628	$3,940	6%

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
Appraisal services.
The following table sets forth a comparison of our appraisal service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	5,987	4,925	1,062	22	12,184	9,200	2,984	32

Total appraisal services revenues	$5,987	$4,925	$1,062	22%	$12,184	$9,200	$2,984	32%

The appraisal services business is somewhat cyclical and driven in part by legislated revaluation cycles in various states. We began work on several new large revaluation contracts in late 2009 and mid-2010 which provided the majority of the increase in appraisal services revenues. We expect appraisal revenues for the full year 2011 to be moderately higher than 2010.
     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Software licenses	$989	$852	$137	16%	$1,784	$1,559	$225	14%
Acquired software	244	398	(154)	(39)	539	796	(257)	(32)
Software services, maintenance and subscriptions	35,502	34,595	907	3	70,682	69,476	1,206	2
Appraisal services	3,702	3,131	571	18	7,526	6,008	1,518	25
Hardware and other	2,161	1,149	1,012	88	2,837	2,087	750	36

Total cost of revenues	$42,598	$40,125	$2,473	6%	$83,368	$79,926	$3,442	4%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter		Change	Six Months		Change
Gross margin percentage	2011	2010	%	2011	2010	%

Software license and acquired software	85.2%	85.7%	(0.5)%	84.7%	86.3%	(1.6)%
Software services, maintenance and subscriptions	41.2	39.9	1.3	40.9	38.7	2.2
Appraisal services	38.2	36.4	1.8	38.2	34.7	3.5
Hardware and other	(2.2)	18.8	(21.0)	12.7	25.1	(12.4)

Overall gross margin	44.5%	44.7%	(0.2)%	44.5%	43.9%	0.6%
Software licenses and acquired software. Costs of software license and acquired software is comprised of third party software costs, amortization expense for software acquired through acquisitions and amortization expense for capitalized development costs on certain software products.
For the three and six months ended June 30, 2011, cost of software license revenues relating to third party products was approximately 75% of our cost of software license revenues compared to approximately 57% of our cost of software license revenues for the three and six months ended June 30, 2010. The cost of acquired software license for the three and six months ended June 30, 2011 was approximately 21% of the total costs of software license revenues compared to approximately 34% of our cost of software license revenues for the three and six months ended June 30, 2010. We completed several acquisitions in the period 2007 through the first quarter of 2010 and these costs are being amortized over a weighted average period of approximately five years.
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
For the three and six months ended June 30, 2011, our software license gross margin percentage declined because the product mix included more third party software. Third party software has a lower gross margin than proprietary software solutions.
Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, on-going software development efforts, minor programming services, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three and six months ended June 30, 2011, the software services, maintenance and subscriptions gross margin percentage increased compared to the prior year periods in part because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our personnel and economies of scale, as well as slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Our software services, maintenance and subscription staff has declined by 94 employees since June 30, 2010.
Appraisal services. Our appraisal services gross margin percentage increased 1.8% and 3.5% in the three and six months ended June 30, 2011, respectively, compared to the prior year periods. The appraisal services gross margin was positively impacted by operational efficiencies associated with a large revaluation contract which began in mid-2010. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the project’s completion and have increased our appraisal services staff by 46 employees since June 30, 2010 in connection with several new revaluation contracts which began in late 2009 and mid-2010.
Our blended gross margin percentage declined 0.2% in the three months ended June 30, 2011 compared to the prior year period. The gross margin was negatively impacted by a small loss we incurred in connection with a company-wide customer conference held in the second quarter of 2011. We did not have a similar conference in 2010. The blended gross margin rose 0.6% in the six months ended June 30, 2011 compared to the prior year period. This increase was primarily due to leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services, and operational efficiencies associated with appraisal services.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Selling, general and administrative expenses	$18,466	$17,439	$1,027	6%	$35,754	$35,000	$754	2%
SG&A as a percentage of revenues for the three and six months ended June 30, 2011 was 24.1% and 23.8%, respectively compared to 24.0% and 24.6% for the three and six months ended June 30, 2010, respectively.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Research and development expense	$5,035	$3,744	$1,291	34%	$9,584	$7,260	$2,324	32%
Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. We have increased our staff associated with development of new products and new software platforms by 37 employees since June 30, 2010. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs. In April 2011, Tyler and Microsoft entered into an amended and superseded Master Software Development and License Agreement, which among other things, grants Microsoft intellectual property rights in the remaining portions of the software code developed by Tyler in exchange for certain other concessions. Under the new agreement, Tyler will continue to receive the previously agreed to reimbursement payments. However the new agreement does not include detailed work plans that allow us to determine our proportional performance toward completion and we will not record these offsets until we have invoiced Microsoft for the work performed. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect sales of the solutions co-developed under this arrangement.
Our research and development expense increased $1.3 million and $2.3 million for the three and six months ended June 30, 2011, respectively, compared to the prior year periods. The increase is mainly due to lower earned research and development offsets from Microsoft in the first six months of 2011. In the three and six months ended June 30, 2011 we offset our research and development expense by zero and $415,000, respectively compared to $1.1 million and $2.3 million for the three and six months ended June 30, 2010. Prior to December 31, 2010, we recorded offsets from Microsoft to our research and development expense of approximately $850,000 each quarter from mid-2008 through the end of 2010 as specified in a statement of work under the Amended Software Development and License Agreement with Microsoft. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter through mid-2012 for a total of approximately $6.2 million. As of June 30, 2011, we have recorded $2.1 million in offsets from Microsoft and have $4.1 million remaining to be recognized through mid-2012. We expect approximately 75% of the remaining $4.1 million in offsets to be recorded in the last half of 2011 with the majority recorded in the fourth quarter. The actual amount and timing of future research and development costs and related offsets and whether they are capitalized or expensed may vary.

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

	Second Quarter		Change		Six Months			Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Amortization of customer and trade name intangibles	$803	$807	$(4)	(0)%	$1,607	$1,613	$(6)	(0)%
     Other Expense, Net

	Second Quarter		Change			Six Months		Change
($ in thousands)	2011	2010	$	%		2011	2010	$	%

Other expense, net	$(524)	$(102)	$(422)	N/A	%	$(1,024)	$(144)	$(880)	N/A	%
The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense was higher than the prior year period due to higher debt levels associated with a series of stock repurchases that began in early 2010 and continued through mid-year 2011. The effective interest rate for the three and six months ended June 30, 2011 was 3.46% and 3.23%, respectively compared to 3.25% in the prior year periods.
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Income tax provision	$3,685	$4,134	$(449)	(11)%	$7,439	$7,356	$83	1%
Effective income tax rate	39.6%	39.8%			39.6%	39.8%
The effective income tax rates for the three and six months ended June 30, 2011 and 2010 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, research and development tax credit and non-deductible meals and entertainment costs.
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2011 we had cash and cash equivalents of $1.4 million and investments of $2.1 million, compared to cash and cash equivalents of $2.1 million and investments of $2.2 million at December 31, 2010. As of June 30, 2011, we had $31.5 million in outstanding borrowings and unused borrowing capacity of $110.2 million under our revolving line of credit. In addition, as of June 30, 2011, we had outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. These letters of credit expire through mid-2012. We believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2011	2010
Cash flows provided (used) by:
Operating activities	$19,327	$(374)
Investing activities	(8,177)	(12,101)
Financing activities	(11,852)	3,971

Net decrease in cash and cash equivalents	$(702)	$(8,504)

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt and equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.
For the six months ended June 30, 2011, operating activities provided net cash of $19.3 million, primarily generated from net income of $11.4 million, non-cash depreciation and amortization charges of $5.2 million and non-cash share-based compensation expense of $3.0 million. Working capital, excluding cash, decreased slightly mainly due to deposits from customers and timing of payments on vendor invoices and income tax liabilities. These declines were substantially offset by higher accounts receivable because our maintenance billing cycle typically peaks at its highest level in June.
In general changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Our days sales outstanding (“DSO”) was 106 days at June 30, 2011, compared to 102 days at December 31, 2010 and 111 days at June 30, 2010. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO usually increases in the second and fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $8.2 million in the six months ending June 30, 2011 compared to $12.1 million for the same period in 2010. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas. In January 2010, we completed the acquisition of the assets of Wiznet, Inc. for $9.5 million in cash. Also, we paid $1.6 million in the six months ended June 30, 2010, for construction of an office building in Lubbock, Texas. Capital expenditures and the acquisition were funded from cash generated from operations.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities of 21 and 31 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2011. As of June 30, 2011 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or

AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2011. We did not record any unrealized gains or losses on our ARS in the six months ended June 30, 2011. Based on our cash and cash equivalents balance of $1.4 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
Financing activities used cash of $11.9 million in the six months ended June 30, 2011 compared to cash provided of $4.0 million in the same period for 2010. Cash used by financing activities in 2011 was primarily comprised of purchases of 913,000 shares of our common stock for $20.9 million. These purchases were funded by borrowings under our revolving credit line and cash from operations. In the six months ended June 30, 2011, we collected $2.3 million from stock option exercises and employee stock purchase plan activity.
At June 30, 2011, we had authorization to repurchase up to 1.8 million additional shares of Tyler common stock. A summary of the repurchase activity during the six months ended June 30, 2011 is as follows:

		Additional number		Maximum number of
	Total number	of shares authorized		shares that may be
	of shares	that may be	Average price	repurchased under
(Shares in thousands)	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	335	—	$20.43	2,369
February 1 through February 28	—	—	—	2,369
March 1 through March 31	—	—	—	2,369
April 1 through April 30	67	—	23.90	2,302
May 1 through May 31	119	—	24.30	2,183
June 1 through June 30	392	—	24.34	1,791

Total six months ended June 30, 2011	913	—	$22.87

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
Borrowings under the Credit Facility bear interest at a rate of either (1) Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. Our effective average interest rate for borrowings during the three and six months ended June 30, 2011 was 3.46% and 3.23%, respectively. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2011, we were in compliance with those covenants.
We made federal and state income tax payments, net of refunds, of $5.9 million in the six months ended June 30, 2011 compared to $9.0 million in the prior year.
Excluding acquisitions, we anticipate that 2011 capital spending will be between $12.5 million and $13.0 million. Capital expenditures in 2011 include the purchase of approximately 27 acres of land and a building for $6.6 million. For the remainder of the year we expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2011, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2011 is expected to be funded from existing cash balances and cash flows from operations.
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
Non-current investments available-for-sale consist of two ARS with stated maturities of 21 to 31 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of June 30, 2011 utilizing a discounted trinomial model.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2011. Based on our cash and cash equivalents balance of $1.4 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
As of June 30, 2011 we had $31.5 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of June 30, 2011 our interest rate was 3.19%. Assuming borrowings of $31.5 million, a hypothetical 10% increase in our interest rate at June 30, 2011 for a one year period would result in approximately $100,000 of additional interest rate expense.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2011, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to the Condensed Financial Statements for the quarter ended June 30, 2011 tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: July 28, 2011