Form 10-Q
period 2011-09-30
TYLER TECHNOLOGIES INC
filed 2011-10-27
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of common stock of registrant outstanding on October 21, 2011 was 29,714,000.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
     TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Software licenses	$7,631	$9,260	$22,761	$26,444
Subscriptions	7,989	6,020	22,230	17,080
Software services	17,644	16,718	52,400	52,280
Maintenance	37,011	34,729	107,579	101,357
Appraisal services	5,761	5,612	17,945	14,812
Hardware and other	1,148	1,430	4,397	4,216

Total revenues	77,184	73,769	227,312	216,189

Cost of revenues:
Software licenses	536	912	2,320	2,471
Acquired software	243	398	782	1,194
Software services, maintenance and subscriptions	35,689	34,708	106,371	104,184
Appraisal services	3,776	3,434	11,302	9,442
Hardware and other	808	1,110	3,645	3,197

Total cost of revenues	41,052	40,562	124,420	120,488

Gross profit	36,132	33,207	102,892	95,701

Selling, general and administrative expenses	18,755	17,337	54,509	52,337
Research and development expense	4,196	3,233	13,780	10,493
Amortization of customer and trade name intangibles	801	806	2,408	2,419

Operating income	12,380	11,831	32,195	30,452

Other expense, net	(562)	(568)	(1,586)	(712)

Income before income taxes	11,818	11,263	30,609	29,740
Income tax provision	4,312	4,540	11,751	11,896

Net income	$7,506	$6,723	$18,858	$17,844

Earnings per common share:
Basic	$0.24	$0.20	$0.60	$0.52

Diluted	$0.23	$0.19	$0.57	$0.50

Basic weighted average common shares outstanding	31,097	34,103	31,247	34,075
Diluted weighted average common shares outstanding	32,960	35,410	33,027	35,475
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,280	$2,114
Short-term investments available-for-sale	—	25
Accounts receivable (less allowance for losses of $916 in 2011 and $1,603 in 2010)	75,456	81,860
Prepaid expenses	8,008	7,801
Other current assets	2,483	3,543
Deferred income taxes	3,106	3,106

Total current assets	94,333	98,449

Accounts receivable, long-term portion	1,212	1,231
Property and equipment, net	40,780	34,851
Non-current investments available-for-sale	2,101	2,126

Other assets:
Goodwill	92,831	92,831
Other intangibles, net	28,812	32,307
Sundry	1,667	2,237

	$261,736	$264,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,736	$2,626
Accrued liabilities	21,202	19,433
Deferred revenue	108,114	102,590

Total current liabilities	133,052	124,649

Revolving line of credit	58,000	26,500
Deferred income taxes	5,972	5,911

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2011 and 2010	481	481
Additional paid-in capital	153,766	153,576
Accumulated other comprehensive loss, net of tax	(275)	(275)
Retained earnings	121,416	102,558
Treasury stock, at cost; 18,407,024 and 15,854,205 shares in 2011 and 2010, respectively	(210,676)	(149,368)

Total shareholders’ equity	64,712	106,972

	$261,736	$264,032

See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$18,858	$17,844
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,778	8,077
Share-based compensation expense	4,585	4,617
Excess tax benefit from exercises of share-based arrangements	(1,721)	(1,209)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	6,423	3,837
Income tax payable	3,225	(78)
Prepaid expenses and other current assets	(655)	425
Accounts payable	1,110	(1,939)
Accrued liabilities	(22)	(3,551)
Deferred revenue	5,524	(759)

Net cash provided by operating activities	45,105	27,264

Cash flows from investing activities:
Proceeds from sale of investments	50	75
Cost of acquisitions, net of cash acquired	—	(9,661)
Additions to property and equipment	(9,926)	(4,197)
Decrease in restricted investments	—	6,000
Decrease (increase) in other	199	(3)

Net cash used by investing activities	(9,677)	(7,786)

Cash flows from financing activities:
Purchase of treasury shares	(68,525)	(41,674)
Increase in net borrowings on revolving line of credit	31,500	16,500
Contributions from employee stock purchase plan	1,472	1,404
Proceeds from exercise of stock options	1,570	1,863
Debt issuance costs	—	(2,027)
Excess tax benefit from exercises of share-based arrangements	1,721	1,209

Net cash used by financing activities	(32,262)	(22,725)

Net increase (decrease) in cash and cash equivalents	3,166	(3,247)
Cash and cash equivalents at beginning of period	2,114	9,696

Cash and cash equivalents at end of period	$5,280	$6,449

See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)
(Tables in thousands, except per share data)
(1) Basis of Presentation
We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2011 and December 31, 2010 and operating result amounts are for the three and nine months ended September 30, 2011 and 2010, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2010. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
(2) Financial Instruments
Assets recorded at fair value in the balance sheet as of September 30, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.
As of September 30, 2011 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$5,280	$5,280	$—	$—
Investments available-for-sale	2,101	—	—	2,101

Total	$7,381	$5,280	$—	$2,101

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities of 21 and 31 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2011. As of September 30, 2011 we have continued to earn and collect interest on both of our ARS.
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

The par and carrying values, and related cumulative unrealized loss for our non-current investments available-for-sale as of September 30, 2011 are as follows:

Par Value	Temporary Impairment	Carrying Value
$2,525	$424	$2,101
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2011. We did not record any unrealized gains or losses on our ARS in the nine months ended September 30, 2011. Based on our cash and cash equivalents balance of $5.3 million, expected operating cash flows and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
The following table reflects the activity for assets measured at fair value using Level 3 inputs for the nine months ended September 30, 2011:

Balance as of December 31, 2010	$2,126
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	—

Balance as of March 31, 2011	2,126

Transfers into level 3	—
Transfers out of level 3	(25)
Unrealized losses included in accumulated other comprehensive loss	—

Balance as of June 30, 2011	2,101

Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated other comprehensive loss	—

Balance as of September 30, 2011	$2,101

(3) Shareholders’ Equity
The following table details activity in our common stock:

	Nine months ended September 30,
	2011		2010
	Shares	Amount	Shares	Amount
Purchases of common stock	(2,951)	$(70,480)	(3,350)	$(61,549)
Stock option exercises	325	1,570	367	1,863
Employee stock plan purchases	73	1,472	91	1,371
On September 9, 2011 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. As of September 30, 2011, we had authorization from our board of directors to repurchase up to 1.8 million additional shares of Tyler common stock.

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
Borrowings under the Credit Facility bear interest at a rate of either (1) Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of September 30, 2011, our effective average interest rate for borrowings during the three and nine months ended September 30, 2011 was 3.39% and 3.29%, respectively. As of September 30, 2011, our interest rate was 3.23%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2011, we were in compliance with those covenants.
As of September 30, 2011, we had $58.0 million in outstanding borrowings and unused available borrowing capacity of $83.7 million under the Credit Facility. In addition, as of September 30, 2011, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire through mid-2012.
(5) Income Tax Provision
For the three and nine months ended September 30, 2011, we had an effective income tax rate of 36.5% and 38.4%, respectively compared to 40.3% and 40.0% for the three and nine months ended September 30, 2010, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, research and development tax credit and non-deductible meals and entertainment costs.
We made federal and state income tax payments, net of refunds, of $8.5 million in the nine months ended September 30, 2011, compared to $12.0 million in net payments for the same period of the prior year.
(6) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:

Net income	$7,506	$6,723	$18,858	$17,844

Denominator:

Weighted-average basic common shares outstanding	31,097	34,103	31,247	34,075
Assumed conversion of dilutive securities:
Stock options	1,863	1,307	1,780	1,400

Denominator for diluted earnings per share — Adjusted weighted-average shares	32,960	35,410	33,027	35,475

Earnings per common share:
Basic	$0.24	$0.20	$0.60	$0.52

Diluted	$0.23	$0.19	$0.57	$0.50

For the three and nine months ended September 30, 2011, stock options representing the right to purchase common stock of approximately 764,000 shares and 781,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2010, stock options representing the right to purchase common stock of approximately 1.5 million shares and 2.0 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
(7) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of operations, pursuant to ASC 718, Stock Compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of software services, maintenance and subscriptions	$239	$184	$649	$529
Selling, general and administrative expense	1,377	1,360	3,936	4,088

Total share-based compensation expense	$1,616	$1,544	$4,585	$4,617

(8) Segment and Related Information
We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units which focus on the following products:
•	financial management and education software solutions;
•	financial management, municipal courts, and land and vital records software solutions;
•	courts and justice software solutions; and
•	appraisal and tax software solutions and property appraisal services.
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
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income as income before noncash amortization of intangible assets associated with their acquisition, share-based compensation expense, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. Segment operating income for corporate also includes our company-wide customer conference revenues and associated expenses.

For the three months ended September 30, 2011

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$7,081	$550	$—	$7,631
Subscriptions	7,800	189	—	7,989
Software services	15,199	2,445	—	17,644
Maintenance	33,152	3,859	—	37,011
Appraisal services	—	5,761	—	5,761
Hardware and other	1,148	—		1,148
Intercompany	599	—	(599)	—

Total revenues	$64,979	$12,804	$(599)	$77,184
Segment operating income	$14,165	$2,514	$(3,255)	$13,424
For the nine months ended September 30, 2011

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$20,930	$1,831	$—	$22,761
Subscriptions	21,726	504	—	22,230
Software services	45,087	7,313	—	52,400
Maintenance	96,099	11,480	—	107,579
Appraisal services	—	17,945	—	17,945
Hardware and other	3,300	—	1,097	4,397
Intercompany	1,469	—	(1,469)	—

Total revenues	$188,611	$39,073	$(372)	$227,312
Segment operating income	$38,933	$7,556	$(11,104)	$35,385
For the three months ended September 30, 2010

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$8,613	$647	$—	$9,260
Subscriptions	5,943	77	—	6,020
Software services	14,199	2,519	—	16,718
Maintenance	30,987	3,742	—	34,729
Appraisal services	—	5,612	—	5,612
Hardware and other	1,431	(1)	—	1,430
Intercompany	602	—	(602)	—

Total revenues	$61,775	$12,596	$(602)	$73,769
Segment operating income	$14,211	$2,611	$(3,787)	$13,035

For the nine months ended September 30, 2010

	ESS	ATSS	Corporate	Totals

Revenues
Software licenses	$24,781	$1,663	$—	$26,444
Subscriptions	16,840	240	—	17,080
Software services	44,613	7,667	—	52,280
Maintenance	90,202	11,155	—	101,357
Appraisal services	—	14,812	—	14,812
Hardware and other	4,075	6	135	4,216
Intercompany	1,388	—	(1,388)	—

Total revenues	$181,899	$35,543	$(1,253)	$216,189
Segment operating income	$38,733	$6,358	$(11,026)	$34,065

	For the three months ended		For the nine months ended
	September 30,		September 30,
Reconciliation of reportable segment operating income to the Company’s consolidated totals:	2011	2010	2011	2010
Total segment operating income	$13,424	$13,035	$35,385	$34,065
Amortization of acquired software	(243)	(398)	(782)	(1,194)
Amortization of customer and trade name intangibles	(801)	(806)	(2,408)	(2,419)
Other expense, net	(562)	(568)	(1,586)	(712)

Income before income taxes	$11,818	$11,263	$30,609	$29,740

(9) Commitments and Contingencies
As of September 30, 2011, our accounts receivable balance includes $4.2 million associated with one customer that terminated its arrangement with us for convenience and, in addition, has disputed certain amounts we invoiced the customer prior to the termination of the arrangement. We believe the receivable is a valid and enforceable claim under the terms of the arrangement, and we intend to aggressively pursue collection.
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(10) New Accounting Pronouncements
Accounting Standards Update (“ASU”) 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us will be in our 2012 second quarter, with early adoption permitted. We do not believe the adoption of this update will have a material impact on our financial statements.
(11) Subsequent Events
On October 14, 2011, we acquired all of the capital stock of Windsor Management Group, L.L.C. (“Windsor”) for a cash purchase price of $16.3 million, net of cash acquired of $7.2 million. Windsor provides an integrated suite of financial and human capital management solutions to the K-12 education market, primarily in the Southwest. We have not finalized the allocation of the purchase price.

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
GENERAL
We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider (“ASP”) arrangements, electronic document filing solutions for courts and law offices and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions.
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
On October 14, 2011, we acquired all of the capital stock of Windsor Management Group, L.L.C. (“Windsor”) for a cash purchase price of $16.3 million, net of cash acquired of $7.2 million. Windsor provides an integrated suite of financial and human capital management solutions to the K-12 education market, primarily in the Southwest.
During the nine months ended September 30, 2011, we purchased approximately 3.0 million shares of our common stock for an aggregate purchase price of $70.5 million.
In March 2011, we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas.

Our total employee count declined from 2,069 at September 30, 2010 to 2,011 at September 30, 2011.
Outlook
Consistent with 2010, we are continuing to invest aggressively in product development in 2011. We believe that our competitive position is strong and that we are well-positioned to take advantage of an eventual return to a stronger economic environment. However, until we see signs of sustained improvement, we are expecting that the new business environment in 2011 will continue to be both challenging and unpredictable, and that growth will come primarily from recurring revenues.
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
ANALYSIS OF RESULTS OF OPERATIONS

	Percentage of Total Revenues
	Third Quarter		Nine Months
	2011	2010	2011	2010
Revenues:
Software licenses	9.9%	12.5%	10.0%	12.2%
Subscriptions	10.3	8.2	9.8	7.9
Software services	22.9	22.7	23.1	24.2
Maintenance	48.0	47.1	47.3	46.9
Appraisal services	7.5	7.6	7.9	6.8
Hardware and other	1.4	1.9	1.9	2.0

Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.0	1.8	1.4	1.7
Cost of software services, maintenance and subscriptions	46.3	47.0	46.8	48.2
Cost of appraisal services	4.9	4.7	5.0	4.3
Cost of hardware and other	1.0	1.5	1.6	1.5
Selling, general and administrative expenses	24.3	23.5	24.0	24.2
Research and development expense	5.5	4.4	6.0	4.9
Amortization of customer base and trade name intangibles	1.0	1.1	1.0	1.1

Operating income	16.0	16.0	14.2	14.1
Other expenses, net	(0.7)	(0.8)	(0.7)	(0.3)

Income before income taxes	15.3	15.2	13.5	13.8
Income tax provision	5.6	6.1	5.2	5.5

Net income	9.7%	9.1%	8.3%	8.3%

     Revenues
Software licenses.
The following table sets forth a comparison of our software license revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$7,081	$8,613	$(1,532)	(18)%	$20,930	$24,781	$(3,851)	(16)%
ATSS	550	647	(97)	(15)	1,831	1,663	168	10

Total software license revenues	$7,631	$9,260	$(1,629)	(18)%	$22,761	$26,444	$(3,683)	(14)%

For the three and nine months ended September 30, 2011, the decline in ESS software license revenues recognized was primarily attributable to longer sales cycles and postponement of customer purchasing decisions mainly due to budgetary constraints related to economic conditions as well as extended implementation timetables on some signed business. In addition, a portion of the decline was due to a number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in no software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 12 and 38 new customers enter into subscription-based arrangements in the three and nine months ending September 30, 2011, respectively, compared to two and 10 new customers in the three and nine months ended September 30, 2010, respectively. Most new customers for subscription-based arrangements were ESS customers. We currently expect ESS software license revenues for the full year 2011 to be moderately lower than 2010.
In the three months ended September 30, 2011, we signed 18 new large contracts with average software license fees of approximately $277,000 compared to 15 new large contracts signed in the three months ended September 30, 2010 with average software license fees of approximately $280,000. In the nine months ended September 30, 2011, we signed 43 new large contracts with average software license fees of approximately $346,000 compared to 48 new large contracts signed in the nine months ended September 30, 2010 with average software license fees of approximately $373,000. We consider contracts with a license fee component of $100,000 or more to be large. Although a contract is signed in a particular quarter, the period in which the revenue is recognized may be different because we recognize revenue according to our revenue recognition policy as described in Note 1 in the Notes to the Financial Statements included in our Form 10-K for the year ended December 31, 2010.
Subscriptions.
The following table sets forth a comparison of our subscription revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$7,800	$5,943	$1,857	31%	$21,726	$16,840	$4,886	29%
ATSS	189	77	112	145	504	240	264	110

Total subscriptions revenues	$7,989	$6,020	$1,969	33%	$22,230	$17,080	$5,150	30%

Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. We also provide electronic document filing solutions (e-filings) for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are generally derived from transaction fees. ASP and other software subscription agreements are typically for initial periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services. In the three months ending September 30, 2011, we added 12 new customers and 17 existing customers elected to convert to our ASP model. In the nine months ended September 30, 2011, we added 38 new customers and 28 existing customers elected to convert to our ASP model.

Software services.
The following table sets forth a comparison of our software service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$15,199	$14,199	$1,000	7%	$45,087	$44,613	$474	1%
ATSS	2,445	2,519	(74)	(3)	7,313	7,667	(354)	(5)

Total software services revenues	$17,644	$16,718	$926	6%	$52,400	$52,280	$120	0%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. In the three months ended September 30, 2011, software services revenue included services to build certain software interfaces associated with a state wide contract.
Maintenance.
The following table sets forth a comparison of our maintenance revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$33,152	$30,987	$2,165	7%	$96,099	$90,202	$5,897	7%
ATSS	3,859	3,742	117	3	11,480	11,155	325	3

Total maintenance revenues	$37,011	$34,729	$2,282	7%	$107,579	$101,357	$6,222	6%

We provide maintenance and support services for our software products and third party software. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines. Our maintenance revenue growth rate has been reduced somewhat by the effect of existing installed customers converting to our hosted offering, which results in a loss of maintenance revenue offset by a larger increase in subscription revenue. New customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement also negatively impact our maintenance revenue growth rate.
Appraisal services.
The following table sets forth a comparison of our appraisal service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	5,761	5,612	149	3	17,945	14,812	3,133	21

Total appraisal services revenues	$5,761	$5,612	$149	3%	$17,945	$14,812	$3,133	21%

The appraisal services business is somewhat cyclical and driven in part by legislated revaluation cycles in various states. We began work on several new large revaluation contracts in late 2009 and mid-2010 which provided the majority of the increase in appraisal services revenues for the nine months ended September 30, 2011. We expect appraisal revenues for the full year 2011 to be moderately higher than 2010.

     Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Software licenses	$536	$912	$(376)	(41)%	$2,320	$2,471	$(151)	(6)%
Acquired software	243	398	(155)	(39)	782	1,194	(412)	(35)
Software services, maintenance and subscriptions	35,689	34,708	981	3	106,371	104,184	2,187	2
Appraisal services	3,776	3,434	342	10	11,302	9,442	1,860	20
Hardware and other	808	1,110	(302)	(27)	3,645	3,197	448	14

Total cost of revenues	$41,052	$40,562	$490	1%	$124,420	$120,488	$3,932	3%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter		Change	Nine Months		Change
Gross margin percentage	2011	2010	%	2011	2010	%

Software license and acquired software	89.8%	85.9%	3.9%	86.4%	86.1%	0.3%
Software services, maintenance and subscriptions	43.0	39.6	3.4	41.6	39.0	2.6
Appraisal services	34.5	38.8	(4.3)	37.0	36.3	0.7
Hardware and other	29.6	22.4	7.2	17.1	24.2	(7.1)

Overall gross margin	46.8%	45.0%	1.8%	45.3%	44.3%	1.0%
Software licenses and acquired software. Costs of software license and acquired software is primarily comprised of third party software costs and amortization expense for software acquired through acquisitions. We completed several acquisitions in the period 2007 through the first quarter of 2010 and these costs are being amortized over a weighted average period of approximately five years. Cost of software licenses and acquired software also includes amortization expense for capitalized development costs on certain software products. Most of these development costs were fully amortized by late 2010.
For the three months ended September 30, 2011, our software license gross margin percentage increased because the product mix included lower third party software costs. In addition, several acquired software solutions became fully amortized in mid-2011.
Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, on-going software development efforts, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three and nine months ended September 30, 2011, the software services, maintenance and subscriptions gross margin percentage increased compared to the prior year period in part because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our personnel and economies of scale, as well as slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Our software services, maintenance and subscription staff has declined by 42 employees since September 30, 2010.
Appraisal services. Our appraisal services gross margin percentage declined for the three months ended September 30, 2011 compared to the prior year period as several large revaluation contracts with relatively high margins, which had begun in mid-2010 reached completion in the third quarter of 2011. We often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the project’s completion. We have decreased our appraisal services staff by 24 employees since September 30, 2010 in connection with the completion of several revaluation contracts which began in late 2009 and mid-2010.
Our blended gross margin percentage increased 1.8% and 1.0% for the three and nine months ended September 30, 2011, respectively, compared to the prior year periods. The gross margin for both periods benefited from leverage in the utilization of our support and maintenance staff and economies of scale and slightly higher rates on certain services. For the three months ended September 30, 2011 the gross margin was offset somewhat by the completion in mid-2011 of several large revaluation contracts that had relatively high margins. The gross margin for the nine months ended September 30, 2011 was also slightly reduced by expenses we incurred in connection with a company-wide customer conference held in the second quarter of 2011. We did not have a similar conference in 2010.
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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Selling, general and administrative expenses	$18,755	$17,337	$1,418	8%	$54,509	$52,337	$2,172	4%
SG&A as a percentage of revenues for the three and nine months ended September 30, 2011 was 24.3% and 24.0%, respectively compared to 23.5% and 24.2% for the three and nine months ended September 30, 2010, respectively. In the three months ended September 30, 2011, SG&A expenses include moving costs associated with consolidating office space in our Yarmouth, Maine facility and other facilities related costs.
     Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Research and development expense	$4,196	$3,233	$963	30%	$13,780	$10,493	$3,287	31%
Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. We have increased our staff associated with development of new products and new software platforms by seven employees since September 30, 2010. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs. In April 2011, Tyler and Microsoft entered into an amended and superseded Master Software Development and License Agreement, which among other things, grants Microsoft intellectual property rights in the remaining portions of the software code developed by Tyler in exchange for certain other concessions. Under the new agreement, Tyler will continue to receive the previously agreed to reimbursement payments. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect sales of the solutions co-developed under this arrangement.
Our research and development expense increased $963,000 and $3.3 million for the three and nine months ended September 30, 2011, respectively, compared to the prior year periods. The increase is mainly due to lower reimbursements from Microsoft in the first nine months of 2011. In the three and nine months ended September 30, 2011 we offset our research and development expense by $885,000 and $1.3 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft compared to $1.5 million and $3.8 million for the three and nine months ended September 30, 2010. Prior to December 31, 2010, we received offsets from Microsoft to our research and development expense of approximately $850,000 each quarter from mid-2008 through the end of 2010 as specified in a statement of work under the Amended Software Development and License Agreement with Microsoft. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter through mid-2012 for a total of approximately $6.2 million. As of September 30, 2011, we have recorded $2.9 million in offsets from Microsoft and we currently expect to record the remaining $3.3 million through mid-2012. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary. We expect the rate at which we recognize offsets to our research and development expense to decline compared to 2010 due to changes in the timing of deployment of resources and we believe most of the offsets relating to 2011 efforts will be recognized in the fourth quarter.
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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Amortization of customer and trade name intangibles	$801	$806	$(5)	(1)%	$2,408	$2,419	$(11)	(0)%
     Other Expense, Net
The following table sets forth a comparison of our other expense, net for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Other expense, net	$(562)	$(568)	$6	1%	$(1,586)	$(712)	$(874)	(123)%
The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense in the nine months ended September 30, 2011 was higher than the prior year period due to higher debt levels associated with a series of stock repurchases that began in early 2010 and continued through the third quarter of 2011. The effective interest rate for the three and nine months ended September 30, 2011 was 3.39% and 3.29%, respectively compared to 4.36% and 3.89% in the prior year periods.
     Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2011	2010	$	%	2011	2010	$	%

Income tax provision	$4,312	$4,540	$(228)	(5)%	$11,751	$11,896	$(145)	(1)%

Effective income tax rate	36.5%	40.3%			38.4%	40.0%
The effective income tax rates for the three and nine months ended September 30, 2011 and 2010 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, research and development tax credit and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2011 we had cash and cash equivalents of $5.3 million and investments of $2.1 million, compared to cash and cash equivalents of $2.1 million and investments of $2.2 million at December 31, 2010. As of September 30, 2011, we had $58.0 million in outstanding borrowings and unused borrowing capacity of $83.7 million under our revolving line of credit. In addition, as of September 30, 2011, we had outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. Letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. These letters of credit expire through mid-2012. We believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2011	2010
Cash flows provided (used) by:
Operating activities	$45,105	$27,264
Investing activities	(9,677)	(7,786)
Financing activities	(32,262)	(22,725)

Net increase (decrease) in cash and cash equivalents	$3,166	$(3,247)

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
For the nine months ended September 30, 2011, operating activities provided net cash of $45.1 million, primarily generated from net income of $18.9 million, non-cash depreciation and amortization charges of $7.8 million and non-cash share-based compensation expense of $4.6 million. Working capital, excluding cash, declined $15.6 million due to collections of annual maintenance renewals billed near the end of June and higher customer deposits mainly due to new maintenance and subscription customers. Our maintenance billing cycle typically peaks at its highest level in June with cash related to those billings collected in the third quarter. Timing of payments on vendor invoices and income tax liabilities also contributed to the working capital decline.
In general changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.
Our days sales outstanding (“DSO”) was 88 days at September 30, 2011, compared to 102 days at December 31, 2010 and 94 days at September 30, 2010. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the third quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $9.7 million in the nine months ending September 30, 2011 compared to $7.8 million for the same period in 2010. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas. In January 2010, we completed the acquisition of the assets of Wiznet, Inc. for $9.5 million in cash. Also, we paid $1.3 million in the nine months ended September 30, 2010, for construction of an office building in Lubbock, Texas. Capital expenditures and the acquisition were funded from cash generated from operations.
Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities of 21 and 31 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2011. As of September 30, 2011 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default.

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
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2011. We did not record any unrealized gains or losses on our ARS in the nine months ended September 30, 2011. Based on our cash and cash equivalents balance of $5.3 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
Financing activities used cash of $32.3 million in the nine months ended September 30, 2011 compared $22.7 million in the same period for 2010. Cash used by financing activities in 2011 was primarily comprised of purchases of 3.0 million shares of our common stock for $70.5 million, of which $2.0 million was included in accrued liabilities at September 30, 2011. These purchases were funded by borrowings under our revolving credit line and cash from operations. In the nine months ended September 30, 2011, we collected $3.0 million from stock option exercises and employee stock purchase plan activity.
On September 9, 2011 our board of directors authorized the repurchase of up to an additional 2.0 million shares of Tyler common stock. At September 30, 2011, we had authorization to repurchase up to 1.8 million additional shares of Tyler common stock. A summary of the repurchase activity during the nine months ended September 30, 2011 is as follows:

		Additional number		Maximum number of
	Total number	of shares authorized		shares that may be
	of shares	that may be	Average price	repurchased under
(Shares in thousands)	repurchased	repurchased	paid per share	current authorization
January 1 through January 31	335	—	$20.43	2,369
February 1 through February 28	—	—	—	2,369
March 1 through March 31	—	—	—	2,369
April 1 through April 30	67	—	23.90	2,302
May 1 through May 31	119	—	24.30	2,183
June 1 through June 30	392	—	24.34	1,791
July 1 through July 31	—	—	—	1,791
August 1 through August 31	1,097	—	24.11	694
Additional authorization by the board of directors		2,000	—	2,694
September 1 through September 30	941	—	24.60	1,753

Total nine months ended September 30, 2011	2,951	2,000	$23.88

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July and October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.
Subsequent to September 30, 2011 and through October 21, 2011 we purchased approximately 53,000 shares of our common stock for an aggregate cash purchase price of $1.3 million.
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

Borrowings under the Credit Facility bear interest at a rate of either (1) Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of September 30, 2011, our effective average interest rate for borrowings during the three months and nine months ended September 30, 2011 was 3.39% and 3.29%, respectively. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2011, we were in compliance with those covenants.
We made federal and state income tax payments, net of refunds, of $8.5 million in the nine months ended September 30, 2011 compared to $12.0 million in the prior year.
On October 14, 2011, we acquired all of the capital stock of Windsor Management Group, L.L.C. (“Windsor”) for a cash purchase price of $16.3 million, net of cash acquired of $7.2 million. Windsor provides an integrated suite of financial and human capital management solutions to the K-12 education market, primarily in the Southwest.
Excluding acquisitions, we anticipate that 2011 capital spending will be between $11.7 million and $12.2 million. Capital expenditures in 2011 include the purchase of approximately 27 acres of land and a building for $6.6 million. For the remainder of the year we expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2011, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending in 2011 is expected to be funded from existing cash balances and cash flows from operations.
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
Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 21 to 31 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of September 30, 2011 utilizing a discounted trinomial model.
We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2011. Based on our cash and cash equivalents balance of $5.3 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.
As of September 30, 2011 we had $58.0 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of September 30, 2011 our interest rate was 3.23%. Assuming borrowings of $58.0 million, a hypothetical 10% increase in our interest rate at September 30, 2011 for a one year period would result in approximately $187,000 of additional interest rate expense.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2011, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None

ITEM 5. Other Information
     None
ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: October 27, 2011