Form 10-K
period 2011-12-31
TYLER TECHNOLOGIES INC
filed 2012-02-23
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10485

TYLER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5949 Sherry Lane, Suite 1400	75225
Dallas, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 713-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     YES   ☐     NO   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $798,724,000 based on the reported last sale price of common stock on June 30, 2011, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on February 20, 2012 was 30,008,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 10, 2012.

TYLER TECHNOLOGIES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, we provide many of our applications under subscription-based applications service provider (“ASP”) arrangements. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue.

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

MARKET OVERVIEW

The state and local government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,000 counties, 36,000 cities and towns and 13,900 school districts. This market is also comprised of approximately 37,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.

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

Gartner estimates that state and local government software applications and vertical specific software spending will grow from $12.5 billion in 2012 to $13.3 billion in 2015. The professional services and support segments of the market, where our business is primarily focused, is expected to expand from $32.8 billion in 2012 to $36.2 billion in 2015. Software sales in the primary and secondary education segments of the market is expected to expand from $2.2 billion in 2012 to $2.8 billion in 2015 while professional services and support are expected to grow from $2.3 billion in 2012 to $2.6 billion in 2015.

PRODUCTS AND SERVICES

We provide a comprehensive and flexible suite of products and services that addresses the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from five primary sources:

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

We also offer certain software solutions on a “software as a service” basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies. For these customers, we host the applications and data at our data centers or at third-party locations. Customers typically sign multi-year contracts for these subscription-based services.

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

Subscription-Based Services

Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. Our ASP arrangements and other hosted service offerings provide certain software solutions on a “software as a service” basis for customers who do not wish to maintain, update and operate these systems or to make large up-front capital expenditures to implement these advanced technologies.

ASP arrangements and other hosting services are typically contracted for a period of three to six years. Other software subscriptions and disaster recovery service arrangements are typically under annual contracts. The majority of the ASP and other hosting services and software subscriptions also include professional services and maintenance and support services. In certain ASP arrangements, the customer also acquires a license to the software.

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

Both in connection with the installation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training can be provided in our training centers, onsite at customers’ locations, or at meetings and conferences, and can be customized to meet customers’ requirements. The vast majority of our customers contract with us for training services, both to improve their employees’ proficiency and productivity and to fully utilize the functionality of our systems. Training services are generally billed on an hourly or daily basis, along with travel and other expenses.

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

Virtually all of our software customers contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless the customer or Tyler gives notice of termination prior to expiration. Similar support is provided to our ASP customers, and is included in their subscription fees which are classified as subscription-based revenues.

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

•

Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, and filing court documents via the Internet. We believe that the addition of such features enhances the market appeal of our core products. Since 2001, we have also offered many of our software products under an ASP or other software as a subscription-based service model which we believe will, over time, have increasing appeal to local governments and will be expanded to include more applications. We have also broadened our offerings of consulting and business process reengineering services.

•

Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, the Caribbean, and the United Kingdom, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve success in selling to larger customers.

•

Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•

Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $177.7 million, or 57% of total revenues, in 2011. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. In addition, subscription-based revenues has been our fastest growing revenue category over the past five years, increasing from $7.3 million in 2006 to $31.2 million in 2011.

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

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:

•	new products and services to complement our existing offerings;

•	entry into new markets related to local governments; and

•	new customers and/or geographic expansion.

•

Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement will broaden the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. In the fourth quarter of 2009 we expanded our arrangement with Microsoft to include payroll, human resource and budget functionality. Microsoft Dynamics AX with public sector functionality was released to the market in August 2011 and is being sold in the United States and internationally through Microsoft’s distribution channels. Tyler is also now an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and we are selling the solutions directly into the government market. Tyler receives license and maintenance royalties on direct and indirect sales of the solutions co-developed under this multi-year term relationship.

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

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2011, approximately 47% of our revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Lawson Software, Inc., SAP AG, Affiliated Computer Services, Inc. (a unit of Xerox Corporation), SunGard Data Systems, Inc., New World Systems, American Cadastre, LLC (AmCad), Constellation Software, Inc. and Manatron, Inc. (a unit of Thomas Reuters Corporation). In addition, we sometimes compete with consulting and systems integration firms, such as Deloitte LLP, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals through a request for proposal process.

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

BACKLOG

At December 31, 2011, our estimated revenue backlog was approximately $339.8 million, compared to $281.4 million at December 31, 2010. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $228.4 million or 67%, of the backlog is expected to be recognized during 2012.

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

EMPLOYEES

At December 31, 2011, we had 2,091 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

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

The financial market crisis has continued to disrupt credit and equity markets worldwide. Local and state governments may face financial pressures that could in turn affect our growth rate in 2012. We cannot assure you local and state spending levels will be unaffected by the global credit crisis and if budget shortfalls occur they may negatively impact local and state information technology spending and could have a material adverse effect upon our business, operating results, and financial condition.

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

Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. In addition, we are generally required to provide letters of credit as security for the issuance of a performance bond. Our current credit facility contains a $25.0 million sublimit for letters of credit. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could have a material adverse effect on our business, financial condition, and results of operations.

Recent volatility in the stock markets, increasing shareholder litigation, the adoption of expansive legislation that redefines corporate controls (in particular, legislation adopted to prevent future corporate and accounting scandals), as well as other factors have recently led to volatility in premiums for directors’ and officers’ liability insurance. Volatility of the insurance market may result in future increases in our general and administrative expenses, which may adversely affect future operating results.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. The costs required to comply with such evolving laws are difficult to predict. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in an unforeseen increase in general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities, which may harm our business, financial condition, or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We occupy approximately 540,000 square feet of office space, 262,000 square feet of which we own. We lease our principal executive office located in Dallas, Texas, and own or lease offices for our major operations in Arizona, Colorado, Iowa, Maine, New York, Ohio, Texas and Washington.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2011, we had approximately 1,939 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 1,939 beneficial owners of our common stock.

The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2010:	First Quarter	$21.52	$17.13
	Second Quarter	19.83	15.44
	Third Quarter	20.46	15.00
	Fourth Quarter	22.19	19.49

2011:	First Quarter	$23.77	$19.99
	Second Quarter	27.14	23.09
	Third Quarter	27.56	22.15
	Fourth Quarter	32.94	24.00

2012:	First Quarter (through February 20, 2012)	$38.00	$29.67

We did not pay any cash dividends in 2011 or 2010. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2011	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2011)
Equity compensation plans approved by security shareholders:
Stock options	6,058,579	$15.31	3,461,900
ESPP	19,923	25.59	129,243
Equity compensation plans not approved by security shareholders	—	—	—

	6,078,502	$15.34	3,591,143

During 2011, we purchased approximately 3.0 million shares of our common stock for an aggregate purchase price of $71.8 million. A summary of the repurchase activity during 2011 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	335,000	—	$20.43	2,369,000
Three months ended June 30	578,000	—	24.28	1,791,000
Additional authorization by the board of directors	—	2,000,000		3,791,000
Three months ended September 30	2,038,000	—	24.34	1,753,000
October 1 through October 31	53,000	—	24.77	1,700,000
November 1 through November 30	—	—	—	1,700,000
December 1 through December 31	—	—	—	1,700,000

Total year ended December 31, 2011	3,004,000	2,000,000	$23.90

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010, October 2010 and September 2011. As of December 31, 2011, we had remaining authorization to repurchase up to 1.7 million additional shares of our common stock. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

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

The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Tyler Technologies, Inc.	100	91.68	85.21	141.61	147.65	214.15
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 600 Information Technology Index	100	109.30	65.18	96.57	120.32	115.48

ITEM 6. SELECTED FINANCIAL DATA.

(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
Revenues	$309,391	$288,628	$290,286	$265,101	$219,796
Costs and expenses:
Cost of revenues	167,479	160,311	161,523	155,314	135,371
Selling, general and administrative expenses	75,650	69,480	70,115	62,923	51,724
Research and development expense	16,414	13,971	11,159	7,286	4,443
Amortization of customer and trade name intangibles	3,331	3,225	2,705	2,438	1,478
Non-cash legal settlement related to warrants (1)	—	—	—	9,045	—

Operating income	46,517	41,641	44,784	28,095	26,780
Other (expense) income, net	(2,404)	(1,742)	(146)	1,181	1,800

Income from operations before income taxes	44,113	39,899	44,638	29,276	28,580
Income tax provision	16,556	14,845	17,628	14,414	11,079

Net income	$27,557	$25,054	$27,010	$14,862	$17,501

Net income per diluted share	$0.83	$0.71	$0.74	$0.38	$0.42

Weighted average diluted shares	33,154	35,528	36,624	39,184	41,352

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$56,435	$35,350	$42,941	$47,802	$34,111
Cash flows used by investing activities	(28,809)	(8,694)	(13,658)	(9,554)	(34,275)
Cash flows used by financing activities	(28,414)	(34,238)	(21,349)	(46,128)	(7,406)

BALANCE SHEET DATA:
Total assets	$295,391	$264,032	$270,670	$251,761	$241,508
Revolving line of credit	60,700	26,500	—	—	—
Shareholders’ equity	78,110	106,972	134,358	114,262	137,211

(1)	On June 27, 2008, we settled outstanding litigation related to two Stock Purchase Warrants (the “Warrants”) owned by Bank of America, N. A. (“BANA”). The Warrants entitled BANA to acquire 1.6 million shares of Tyler common stock at an exercise price of $2.50 per share. Following court-ordered mediation, in July 2008, BANA paid us $2.0 million and we issued to BANA 801,883 restricted shares of Tyler common stock. Accordingly, we recorded a non-cash legal settlement related to warrants charge of $9.0 million, which was not tax deductible.

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

OVERVIEW

General

We provide integrated information management solutions and services for the public sector, with a focus on local and state governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities as well as state governments. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as hosted solutions as well as property appraisal outsourcing services for taxing jurisdictions. In 2010 we began providing electronic document filing solutions (e-filings) for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are generally derived from transaction fees.

Our products generally automate three major functional areas (1) financial management and education, (2) courts and justice and (3) property appraisal and tax and we report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:

•

Revenues — We derive our revenues from five primary sources: sale of software licenses; subscription-based services; software services; maintenance and support; and appraisal services. Subscription-based services and maintenance and support services are considered recurring revenue sources and comprised approximately 57% of our revenue in 2011. The number of new subscription-based customers and the number of existing customers who convert from our traditional software arrangements to our subscription-based service arrangements are a significant driver to our business together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2011, our customer turnover was approximately 2%.

•

Cost of Revenues and Gross Margins — Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2011, our total employee count increased to 2,091 from 2,054 at December 31, 2010. This increase includes 64 employees added as a result of an acquisition completed in 2011.

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

•

Liquidity and Cash Flows — The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and discretionary purchases of treasury stock. In 2011, we purchased 3.0 million shares of our common stock for an aggregate purchase price of $71.8 million. During 2011 we invested $12.3 million in property and equipment and paid $16.4 million in cash for all of the capital stock of Windsor Management Group, L.L.C. Our investment in property and equipment included $6.6 million related to the purchase of approximately 27 acres of land and a building in Plano, Texas. We also borrowed $60.7 million on our revolving line of credit mainly to assist in funding discretionary purchases of treasury stock. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet — Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.

In October 2011, we acquired all of the capital stock of Windsor Management Group, L.L.C. (“Windsor”) for a cash purchase price of $16.4 million, net of cash acquired of $7.4 million. Windsor provides a suite of financial and human capital management software solutions to the K-12 education market, primarily in the Southwest.

In connection with this transaction we recorded customer relationship of approximately $5.6 million, acquired software of $2.4 million, deferred revenue of $6.2 million and net assets of $1.5 million. We recorded goodwill of approximately $13.3 million, all of which is expected to be deductible for tax purposes. Customer relationships and acquired software will be amortized over a weighted average period of eight years. We believe likely market participants for this transaction would be software companies with a presence in the K-12 school market. Therefore, the goodwill of $13.3 million arising from the acquisition is primarily attributed to our ability to maximize the value of the customer base through Tyler’s software product suite that targets the K-12 school market and to a much lesser extent, the assembled workforce of Windsor. Our balance sheet as of December 31, 2011 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.

The operating results of this acquisition are included in our results of operations since the date of acquisition.

Outlook

Consistent with 2011, we expect to continue to invest aggressively in product development in 2012. We believe that our competitive position is strong and that we are well-positioned to take advantage of an eventual return to a stronger economic environment. However, until we see indications of sustained improvement, we are expecting that the new business environment in 2012 will continue to be both challenging and unpredictable, and that the majority of our growth will again come from recurring revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, cost of revenues and expenses during the reporting period, and related disclosure of contingencies. The Notes to the Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the financial statements. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportional performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense and valuation allowance for receivables. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. We recognize revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software Revenue Recognition. Our revenues are derived from sales of software licenses, subscription-based services, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or creating additional custom reports. These amounts have historically been nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, we review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.

We use contract accounting, primarily the percentage-of-completion method, as discussed in ASC 605-35, Construction — Type and Certain Production — Type Contracts, for those software arrangements that involve significant production, modification or customization of the software, or where our software services are otherwise considered essential to the functionality of the software. We measure progress-to-completion primarily using labor hours incurred, or value added. In addition, we recognize revenue using the proportional performance method of revenue recognition for our property appraisal projects, some of which can range up to five years. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known. In connection with these and certain other contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the value of products delivered and services performed in the event of an early termination.

For ASP and other hosting arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition. For ASP and other hosting arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate the contract value to each element of the arrangement that qualifies for treatment as a separate element based on vendor-specific objective evidence of fair value (“VSOE”), and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with ASP and hosting arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

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

Intangible Assets and Goodwill. Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including software, customer related intangibles, trade name and goodwill. In addition, we capitalize software development costs incurred subsequent to the establishment of technological feasibility. These intangible assets (other than goodwill) are amortized over their estimated useful lives. We currently have no intangible assets with indefinite lives other than goodwill.

We evaluate goodwill for impairment annually as of April, or more frequently if impairment indicators arise. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the asset’s implied fair value, then we would record an impairment loss equal to the difference. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. Assets, liabilities and goodwill have been assigned to reporting units based on assets acquired and liabilities assumed as of the date of acquisition. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Our annual goodwill impairment analysis, which we performed during the second quarter of 2011, did not result in an impairment charge. During 2011 we did not identify any triggering events which would require an update to our annual impairment review.

All intangible assets with definite and indefinite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate;

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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2011, 2010 and 2009.

	Percentage of Total Revenues Years ended December 31,
	2011	2010	2009
Revenues:
Software licenses	10.5%	12.1%	14.5%
Subscriptions	10.1	8.1	5.9
Software services	22.5	23.7	27.7
Maintenance	47.4	47.0	42.9
Appraisal services	7.5	7.1	6.5
Hardware and other	2.0	2.0	2.5

Total revenues	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.3	1.8	2.4
Cost of software services, maintenance and subscriptions	46.5	47.8	47.3
Cost of appraisal services	4.7	4.5	4.0
Cost of hardware and other	1.6	1.5	2.0
Selling, general and administrative expenses	24.5	24.1	24.2
Research and development expense	5.3	4.8	3.8
Amortization of customer base and trade name intangibles	1.1	1.1	0.9

Operating income	15.0	14.4	15.4
Other expenses, net	0.7	0.6	0.0

Income before income taxes	14.3	13.8	15.4
Income tax provision	5.4	5.1	6.1

Net income	8.9%	8.7%	9.3%

2011 Compared to 2010

Revenues

Software licenses.

The following table sets forth a comparison of our software license revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Enterprise Software Solutions	$30,194	$32,757	$(2,563)	(8)%
Appraisal and Tax Software
Solutions and Services	2,400	2,156	244	11

Total software license revenues	$32,594	$34,913	$(2,319)	(7)%

In October 2011, we acquired Windsor, which provides a suite of financial and human capital management software solutions to the K-12 education market and is included in our ESS segment. Excluding the impact of this acquisition, total software license revenue declined by 8% and ESS software license revenue declined 9% compared to 2010. The decrease in software license revenues is mainly attributable to longer sales cycles and postponements of customer purchasing decisions mainly due to budgetary constraints related to economic conditions. In addition, a portion of the decline was due to a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based services revenue over the term of the contract. We had 47 new customers that entered into subscription-based arrangements in 2011 compared to 19 new customers in 2010. We expect ESS software license revenues in 2012 to be higher than 2011 but the mix of software license arrangements and subscription-based arrangements may reduce the degree of the increase.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Enterprise Software Solutions	$30,400	$22,975	$7,425	32%
Appraisal and Tax Software
Solutions and Services	760	323	437	135

Total subscription revenues	$31,160	$23,298	$7,862	34%

Subscription-based services revenue primarily consists of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions and disaster recovery services. We also provide electronic document filing solutions (“e-filings”) for courts and law offices which simplify the filing and management of court related documents. Revenues from e-filings are generally derived from transaction fees. ASP and other software subscription agreements are typically for periods of three to six years. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings as well as existing customers who converted to our ASP model provided the majority of the subscription revenue increase together with slightly higher rates for other hosted services. In 2011, we added 47 new customers and 40 existing customers elected to convert to our hosted offerings. E-filing services also contributed approximately $500,000 of the subscription revenue increase as a result of several counties and one state adopting or expanding mandatory e-filing for court documents in the last half of 2011.

Software services.

The following table sets forth a comparison of our software services revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Enterprise Software Solutions	$60,840	$58,371	$2,469	4%
Appraisal and Tax Software
Solutions and Services	8,777	9,969	(1,192)	(12)

Total software services revenues	$69,617	$68,340	$1,277	2%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of the Windsor acquisition, software services increased 1%. In 2011 software services revenue included more third party vendor services to build certain software interfaces associated with a state-wide contract, and reflected slightly higher billing rates.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Enterprise Software Solutions	$130,999	$120,764	$10,235	8%
Appraisal and Tax Software
Solutions and Services	15,499	14,891	608	4

Total maintenance revenues	$146,498	$135,655	$10,843	8%

We provide maintenance and support services for our software products and certain third party software. Excluding the impact of the Windsor acquisition, maintenance revenue grew 7% from 2010. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines. Our annual maintenance revenue growth rate has been reduced somewhat by the effect of existing installed customers converting to our hosted offering, which results in a loss of maintenance revenue offset by a larger increase in subscription revenue.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Enterprise Software Solutions	$—	$—	$—	—%
Appraisal and Tax Software
Solutions and Services	23,228	20,554	2,674	13

Total appraisal services revenues	$23,228	$20,554	$2,674	13%

Appraisal services revenue increased 13% in 2011 compared to 2010. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. We began work on several new large revaluation contracts in late 2009 and mid-2010 which provided the majority of the increase in appraisal services revenues. Several of these large contracts were completed in the last half of 2011 and we expect appraisal revenues for 2012 will decline slightly compared to 2011.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Software licenses	$3,034	$3,456	$(422)	(12)%
Acquired software	1,125	1,592	(467)	(29)
Software services, maintenance and subscriptions	143,776	138,085	5,691	4
Appraisal services	14,550	12,910	1,640	13
Hardware and other	4,994	4,268	726	17

Total cost of revenues	$167,479	$160,311	$7,168	4%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

			Change
Gross margin percentage	2011	2010	%
Software license and acquired software	87.2%	85.5%	1.7%
Software services, maintenance and subscriptions	41.9	39.2	2.7
Appraisal services	37.4	37.2	0.2
Hardware and other	20.7	27.3	(6.6)

Overall gross margin	45.9%	44.5%	1.4%

Software license and acquired software. Cost of software license and acquired software is comprised of third party software costs, amortization of acquired software and amortization of capitalized development costs on certain software products. Cost of third party software comprised approximately 70% of our cost of software license revenues in 2011 compared to approximately 60% of our cost of software license in 2010. Third party software sales were slightly higher than the prior year.

Costs of acquired software, which is comprised of amortization expense for software acquired through acquisitions, was approximately 27% of our cost of software license revenues in 2011 compared to approximately 32% of our cost of software license in 2010. We completed several acquisitions in the period 2007 through 2011 and these costs are being amortized over a weighted average period of approximately five years. Cost of acquired software declined because several products became fully amortized early 2011.

The remaining cost of software license balance relates to amortization expense for capitalized development cost which is determined on a product-by-product basis at an annual rate not less than straight-line basis over the product’s estimated life, which is generally five years. These costs comprised less than 10% of total software license and acquired software costs in 2011 and 2010. We did not capitalize any internal software development costs in 2011 or 2010.

In 2011, our software license gross margin percentage increased compared to the prior year period because several acquired software solutions became fully amortized in early 2011.

Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP, e-filings and disaster recovery. Maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. In 2011, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because we improved our utilization of our support and maintenance staff and due to annual rate increases on certain services. We are managing costs and staff levels to ensure they are in line with demand for professional services. Excluding 56 additional employees added with the Windsor acquisition, our implementation and support staff declined by 4 employees since December 31, 2010.

Appraisal services. Our appraisal services gross margin was flat compared to 2010. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects whose term of employment generally ends with the projects’ completion.

Our blended gross margin for 2011 increased 1.4% from 2010 mainly due to leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The gross margin also benefited from lower acquired software amortization costs.

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

			Change
($ in thousands)	2011	2010	$	%
Selling, general and administrative expenses	$75,650	$69,480	$6,170	9%

SG&A as a percentage of revenues was 24.5% in 2011 compared to 24.1% in 2010. SG&A expenses in 2011 included costs associated with consolidating office space in our new Yarmouth, Maine facility and other facilities related costs.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Research and development expense	$16,414	$13,971	$2,443	17%

Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts related to our proprietary products. We increased our research and development staff by seven employees during 2011. In January 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. In September 2007, Tyler and Microsoft signed an amendment to the Software Development and License Agreement, which grants Microsoft intellectual property rights in and to certain portions of the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs. In April 2011, Tyler and Microsoft entered into an amended and superseded Master Software Development and License Agreement, which among other things, grants Microsoft intellectual property rights in the remaining portions of the software code developed by Tyler in exchange for certain other concessions. Under the new agreement, Tyler will continue to receive the previously agreed to reimbursement payments. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect sales of the solutions co-developed under this arrangement.

Our research and development expense increased $2.4 million in 2011 compared to 2010. The increase is mainly due to lower reimbursements from Microsoft in 2011. In 2011 we offset our research and development expense by $3.5 million, which were the amounts earned under the terms of our agreement with Microsoft, compared to $5.1 million in 2010. Prior to December 31, 2010, we received offsets from Microsoft to our research and development expense of approximately $850,000 each quarter from mid-2008 through the end of 2010 as specified in a statement of work under the Amended Software Development and License Agreement with Microsoft. In addition, in October 2009, the scope of the project was further expanded which will result in additional offsets to research and development expense, varying in amount from quarter to quarter through 2012 for a total of approximately $6.2 million. As of December 31, 2011, we have recorded $5.2 million in cumulative offsets under this agreement from Microsoft and expect to record the remaining $1.0 million in the last half of 2012. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed are subject to change.

Amortization of Customer and Trade Name Intangibles

Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of customer and trade name intangibles is recorded as other operating expense. The estimated useful lives of both customer and trade name intangibles are five to 25 years. The following table sets forth a comparison of amortization of customer and trade name intangibles for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Amortization of customer and trade name intangibles	$3,331	$3,225	$106	3%

In October 2011 we completed an acquisition that increased amortizable customer and trade name intangibles by approximately $5.6 million. This amount is being amortized over 10 years.

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2012	$3,711
2013	3,552
2014	3,551
2015	3,551
2016	3,551

Other

The following table sets forth a comparison of other expense, net for the following years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Other expense, net	$2,404	$1,742	$662	38%

Other expense is primarily comprised of interest expense, non-usage and other fees associated with our revolving line of credit agreement. Interest expense was higher in 2011 than 2010 due to higher debt levels associated with our stock repurchases and the acquisition of Windsor in October 2011. The effective interest rate in 2011 was 3.3% compared to 3.4% in 2010.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Income tax provision	$16,556	$14,845	$1,711	12%

Effective income tax rate	37.5%	37.2%

The effective income tax rates for both years were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, the research and development tax credit and non-deductible meals and entertainment costs.

Approximately 35% of our stock option expense is related to incentive stock options (“ISOs”). As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.

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

In 2010, ESS software license revenues recognized declined substantially compared to the prior year period. The decrease in software license revenues is mainly attributable to longer sales cycles and postponements of customer purchasing decisions mainly due to budgetary constraints related to economic conditions. In addition, a portion of the decline was due to a number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%
Enterprise Software Solutions	$22,975	$16,870	$6,105	36%
Appraisal and Tax Software
Solutions and Services	323	311	12	4

Total subscription revenues	$23,298	$17,181	$6,117	36%

In January 2010, we acquired Wiznet Inc., which provides primarily subscription-based electronic document filing solutions for courts and law offices and is included in our ESS segment. Excluding the impact of this acquisition, ESS and total subscription revenues grew by 18% in 2010. Existing customers who converted to our ASP model as well as new customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to slightly higher rates for disaster recovery services.

Software services.

The following table sets forth a comparison of our software service revenues for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%
Enterprise Software Solutions	$58,371	$70,041	$(11,670)	(17	) %
Appraisal and Tax Software
Solutions and Services	9,969	10,364	(395)	(4)

Total software services revenues	$68,340	$80,405	$(12,065)	(15	) %

The decline in software services revenues in 2010 is principally due to lower new software license contract activity in recent quarters due to weak economic conditions. In addition, the increase in the mix of customers choosing our subscription-based solutions was a factor contributing to lower software services revenues.

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

Software services, maintenance and subscription-based services. In 2010, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as annual rate increases on certain services.

Appraisal services. Our appraisal services gross margin declined compared to 2009. Our appraisal services gross margin in 2009 included the positive impact of cost savings and operational efficiencies experienced on an unusually complex reappraisal project that ended in mid-2009.

Our blended gross margin for 2010 increased compared to 2009 due to lower third party software expense which offset the impact of a revenue mix that included less software license revenues. The gross margin also benefited from leverage in the utilization of our support, maintenance and subscription-based service staff and economies of scale and slightly higher rates on certain services.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our SG&A expenses for the years ended December 31:

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

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the years ended December 31:

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

Amortization of Customer and Trade Name Intangibles

The following table sets forth a comparison of amortization of customer and trade name intangibles for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%
Amortization of customer and trade name intangibles	$3,225	$2,705	$520	19%

In January 2010 we completed an acquisition that increased amortizable customer and trade name intangibles by approximately $5.5 million. This amount is being amortized over 10 years.

Other

The following table sets forth a comparison of other expense, net for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%
Other expense, net	$1,742	$146	$1,596	NA

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

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2010	2009	$	%
Income Tax Provision	$14,845	$17,628	$(2,783)	(16)%

Effective income tax rate	37.2%	39.5%

Our effective income tax rate declined compared to 2009 mainly due to a $579,000 research and development tax credit in 2010. In addition to the impact of the research and development tax credit in 2010, the effective income tax rates for both years were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2011, we had cash and cash equivalents of $1.3 million and investments available-for-sale of $2.0 million, compared to cash and cash equivalents of $2.1 million and investments available-for-sale of $2.2 million at December 31, 2010. As of December 31, 2011, we had $60.7 million outstanding borrowings and outstanding letters of credit totaling $8.3 million. Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as a vendor. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of December 31, 2011 was estimated to be $61.3 million. We provide letters of credit as security for the issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through mid-2012. We believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2011	2010	2009
Cash flows provided by (used by):
Operating activities	$56,435	$35,350	$42,941
Investing activities	(28,809)	(8,694)	(13,658)
Financing activities	(28,414)	(34,238)	(21,349)

Net(decrease) increase in cash and cash equivalents	$(788)	$(7,582)	$7,934

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt and equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.

In 2011, operating activities provided net cash of $56.4 million, primarily generated from net income of $27.6 million, non-cash depreciation and amortization charges of $10.7 million and non-cash share-based compensation expense of $6.3 million. Working capital, excluding cash, declined $17.7 million mainly due to the timing of payments on income tax liabilities and higher accrued bonus liabilities in 2011 compared to 2010 as a result of improved financial performance. Our accounts receivable and deferred revenue balances were also higher than 2010 due to an increase in annual software maintenance billings as a result of growth in our installed customer base. In addition, our growth in subscription-based arrangements has also contributed to larger deferred revenue balances.

In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

At December 31, 2011, our days sales outstanding (“DSOs”) were 99 days compared to DSOs of 102 days at December 31, 2010. DSOs are calculated based on accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.

Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consists of a portion of one of these ARS which was partially redeemed at par during the period January 1, 2012 through February 23, 2012. These ARS are debt instruments with stated maturities of 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through February 2012. As of December 31, 2011 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

In connection with this estimate of fair value, we have recorded an after-tax temporary unrealized loss on our non-current ARS of $80,000, net of related tax effects of $43,000 in 2011, which is included in accumulated other comprehensive loss on our balance sheet.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2012. Based on our cash and cash equivalents balance of $1.3 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Investing activities used cash of $28.8 million in 2011 compared to $8.7 million in 2010. In 2011, we completed the acquisition of Windsor. The purchase price, net of cash acquired, was approximately $16.4 million. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas. The acquisition and capital expenditures were funded from cash generated from operations.

In January 2010, we completed the acquisition of the assets of Wiznet, Inc. for $9.5 million in cash. Also, in connection with plans to consolidate workforces and support planned long-term growth, we paid $1.3 million in 2010 compared to $9.4 million in 2009 for construction of an office building in Lubbock, Texas. The impact of these investing activities in 2010 was offset somewhat by the release of $6.0 million of restricted cash. In August 2010, we elected to replace our cash-collateralized letters of credit with ones issued under our revolving line of credit.

In 2009, we liquidated $2.5 million of investments in ARS for cash at par. In 2009 we also completed the acquisition of all of the capital stock of Assessment Evaluation Services, Inc. for $1.1 million in cash, paid $700,000 in cash for certain assets of KPL, Inc. d/b/a Parker-Lowe & Associates and acquired various software assets for $1.1 million in cash

Cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises, borrowings and payments on our revolving credit line and contributions from our employee stock purchase plan. During 2011, we purchased 3.0 million shares of our common stock for an aggregate purchase price of $71.8 million. These purchases were primarily funded by borrowings under our revolving credit line and cash from operations.

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010, October 2010 and September 2011. As of December 31, 2011, we had remaining authorization to repurchase up to 1.7 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. These share repurchases are funded using our existing cash balances and borrowings under our revolving credit agreement and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

During 2010, we purchased 3.6 million shares of our common stock for an aggregate purchase price of $65.8 million and during 2009, we purchased 1.2 million shares of our common stock for an aggregate purchase price of $17.0 million.

In 2011 we issued 582,000 shares of common stock and received $3.6 million in aggregate proceeds upon exercise of stock options. In 2010 we received $3.2 million from the exercise of options to purchase approximately 615,000 shares of our common stock under our employee stock option plan and during 2009, we received $2.3 million from the exercise of options to purchase approximately 425,000 shares of our common stock under our employee stock option plan. In 2011, 2010 and 2009 we received $2.0 million, $1.9 million and $1.5 million, respectively, from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan.

We have a $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with a group of seven financial institutions, with Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases. In 2010 we paid $2.0 million in related debt issuance costs.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2011 and 2010 our effective average interest rate for borrowings was 3.3% and 3.4%, respectively. As of December 31, 2011 our interest rate was 3.4%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2011, we were in compliance with those covenants.

As of December 31, 2011, we had $60.7 million in outstanding borrowings and unused available borrowing capacity of $81.0 million under the Credit Facility. In addition, as of December 31, 2011, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire through mid-2012.

We paid income taxes, net of refunds received, of $13.4 million in 2011, $15.8 million in 2010, and $18.1 million in 2009.

Excluding acquisitions and investments in office buildings, we anticipate that 2012 capital spending will be between $6.0 million and $7.0 million. We expect the majority of this capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2012, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. We also plan to spend approximately $16.7 million over the next two years in connection with the construction of an office building in Plano, Texas. We expect approximately $9.0 million of the total cost will be paid in 2012 with the remaining $7.7 million paid in 2013. Capital spending, including the construction of an office facility, is expected to be funded from existing cash balances and cash flows from operations.

In January 2012, we acquired substantially all of the assets of Akanda Innovation, Inc., a provider of web-based solutions to the public sector which are integrated with our property tax software, for a total purchase price of $2.9 million. The purchase price included certain liabilities assumed by us of approximately $800,000, resulting in net cash paid to the sellers of $2.1 million, of which $900,000 was paid prior to December 31, 2011 and is included with other current assets.

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

Summarized in the table below are our obligations to make future payments under our long-term revolving credit agreement and lease obligations at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Revolving line of credit	$—	$—	$60,700	$—	$—	$—	$60,700
Lease obligations	6,004	4,687	2,598	2,430	2,303	2,341	20,363

Total future payment obligations	$6,004	$4,687	$63,298	$2,430	$2,303	$2,341	$81,063

As of December 31, 2011, we do not have any off-balance sheet arrangements, guarantees to third parties or material purchase commitments, except for the operating lease commitments listed above.

CAPITALIZATION

At December 31, 2011, our capitalization consisted of $60.7 million in long-term obligations and $78.1 million of shareholders’ equity. Our total debt-to-capital ratio was 43.7% at December 31, 2011.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends certain guidance in ASC 220, Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a retrospective basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of December 31, 2011 we had $60.7 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2011 and 2010 our effective average interest rate for borrowings was 3.3% and 3.4%, respectively. As of December 31, 2011 our interest rate was 3.4%. Assuming borrowings of $60.7 million, a hypothetical 10% increase in our interest rate at December 31, 2011 for a one year period would result in approximately $206,000 of additional interest rate expense.

Investments available-for-sale consist of two ARS with stated maturities of 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of December 31, 2011, utilizing a discounted trinomial model.

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized loss on our non-current ARS of $80,000, net of related tax effects of $43,000 in 2011, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2012. Based on our cash and cash equivalents balance of $1.3 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, Tyler’s internal control over financial reporting was effective based on those criteria.

Tyler’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-2 hereof.

Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Three – Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2012” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.

Page
		Reports of Independent Registered Public Accounting Firm	F-1

		Statements of Income for the years ended December 31, 2011, 2010 and 2009	F-3

		Balance Sheets as of December 31, 2011 and 2010	F-4

		Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009	F-5

		Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-6

		Notes to Financial Statements	F-7

	(2)	Financial statement schedules:

There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

	(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit Number	Description
3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

4.2	Credit Agreement dated August 11, 2010, among Tyler Technologies, Inc. and Bank of America, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 4.1 to our Form 8-K dated August 12, 2010, and incorporated by reference herein).

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Tyler Technologies, Inc 2010 Stock Option Plan effective as of May 13, 2010 (filed as Exhibit 4.1 to our registration statement no. 333-168499 and incorporated by reference herein).

10.3	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated February 26, 2008 (filed as Exhibit 10.5 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.4	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated February 26, 2008 (filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller, dated February 26, 2008 (filed as Exhibit 10.7 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated February 26, 2008 (filed as Exhibit 10.8 to our Form 10-K for the year ended December 31, 2007 and incorporated by reference herein).

Exhibit Number	Description
10.7	Employee Stock Purchase Plan (filed as Exhibit 4.1 to our registration statement 333-116406 dated June 10, 2004 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

**101	Instance Document

**101	Schema Document

**101	Calculation Linkbase Document

**101	Labels Linkbase Document

**101	Presentation Linkbase Document

*	— Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

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

TYLER TECHNOLOGIES, INC.

Date: February 23, 2012	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2012	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
Director
(principal executive officer)

Date: February 23, 2012	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 23, 2012	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: February 23, 2012	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: February 23, 2012	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 23, 2012	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 23, 2012	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 23, 2012	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 23, 2012	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited the accompanying balance sheets of Tyler Technologies, Inc. as of December 31, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Tyler Technologies, Inc. as of December 31, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 23, 2012

Tyler Technologies, Inc.

Statements of Income

For the years ended December 31

In thousands, except per share amounts

	2011	2010	2009
Revenues:
Software licenses	$32,594	$34,913	$42,131
Subscriptions	31,160	23,298	17,181
Software services	69,617	68,340	80,405
Maintenance	146,498	135,655	124,512
Appraisal services	23,228	20,554	18,740
Hardware and other	6,294	5,868	7,317

Total revenues	309,391	288,628	290,286

Cost of revenues:
Software licenses	3,034	3,456	5,440
Acquired software	1,125	1,592	1,411
Software services, maintenance and subscriptions	143,776	138,085	137,199
Appraisal services	14,550	12,910	11,518
Hardware and other	4,994	4,268	5,955

Total cost of revenues	167,479	160,311	161,523

Gross profit	141,912	128,317	128,763

Selling, general and administrative expenses	75,650	69,480	70,115
Research and development expense	16,414	13,971	11,159
Amortization of customer and trade name intangibles	3,331	3,225	2,705

Operating income	46,517	41,641	44,784

Other expense, net	2,404	1,742	146

Income before income taxes	44,113	39,899	44,638
Income tax provision	16,556	14,845	17,628

Net income	$27,557	$25,054	$27,010

Earnings per common share:
Basic	$0.88	$0.74	$0.77

Diluted	$0.83	$0.71	$0.74

Basic weighted average common shares outstanding	31,267	34,075	35,240
Diluted weighted average common shares outstanding	33,154	35,528	36,624

See accompanying notes.

Tyler Technologies, Inc.

Balance Sheets

December 31

In thousands, except share and per share amounts

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,326	$2,114
Short-term investments available-for-sale	25	25
Accounts receivable (less allowance for losses of $990 in 2011 and $1,603 in 2010)	90,012	81,860
Prepaid expenses	8,348	7,801
Other current assets	2,286	3,543
Deferred income taxes	5,095	3,106

Total current assets	107,092	98,449
Accounts receivable, long-term portion	2,095	1,231
Property and equipment, net	40,915	34,851
Non-current investments available-for-sale	1,953	2,126

Other assets:
Goodwill	106,094	92,831
Other intangibles, net	35,628	32,307
Sundry	1,614	2,237

	$295,391	$264,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,211	$2,626
Accrued liabilities	24,751	19,433
Deferred revenue	123,678	102,590

Total current liabilities	151,640	124,649

Revolving line of credit	60,700	26,500
Deferred income taxes	4,941	5,911

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2011 and 2010	481	481
Additional paid-in capital	152,859	153,576
Accumulated other comprehensive loss, net of tax	(355)	(275)
Retained earnings	130,115	102,558
Treasury stock, at cost; 18,176,050 and 15,854,205 shares in 2011 and 2010, respectively	(204,990)	(149,368)

Total shareholders’ equity	78,110	106,972

	$295,391	$264,032

See accompanying notes.

Tyler Technologies, Inc.

Statements of Shareholders’ Equity

For the years ended December 31, 2011, 2010 and 2009

In thousands

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at December 31, 2008	48,148	$481	$151,245	$(387)	$50,494	(12,333)	$(87,571)	$114,262
Comprehensive income:
Net income	—	—	—	—	27,010	—	—	27,010
Unrealized loss on investment securities, net of tax	—	—	—	(18)	—	—	—	(18)

Total comprehensive income								26,992

Issuance of shares pursuant to stock compensation plan	—	—	(3,774)	—	—	425	6,069	2,295
Stock compensation	—	—	5,045	—	—	—	—	5,045
Treasury stock purchases	—	—	—	—	—	(1,235)	(17,000)	(17,000)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(118)	—	—	115	1,546	1,428
Federal income tax benefit related to exercise of stock options	—	—	1,336	—	—	—	—	1,336

Balance at December 31, 2009	48,148	481	153,734	(405)	77,504	(13,028)	(96,956)	134,358
Comprehensive income:
Net income	—	—	—	—	25,054	—	—	25,054
Unrealized gain on investment securities, net of tax	—	—	—	130	—	—	—	130

Total comprehensive income								25,184

Issuance of shares pursuant to stock compensation plan	—	—	(8,157)	—	—	615	11,338	3,181
Stock compensation	—	—	6,132	—	—	—	—	6,132
Treasury stock purchases	—	—	—	—	—	(3,559)	(65,793)	(65,793)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(218)	—	—	118	2,043	1,825
Federal income tax benefit related to exercise of stock options	—	—	2,085	—	—	—	—	2,085

Balance at December 31, 2010	48,148	481	153,576	(275)	102,558	(15,854)	(149,368)	106,972
Comprehensive income:
Net income	—	—	—	—	27,557	—	—	27,557
Unrealized loss on investment securities, net of tax	—	—	—	(80)	—	—	—	(80)

Total comprehensive income								27,477

Issuance of shares pursuant to stock compensation plan	—	—	(10,352)	—	—	582	13,905	3,553
Stock compensation	—	—	6,253	—	—	—	—	6,253
Treasury stock purchases	—	—	—	—	—	(3,004)	(71,802)	(71,802)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(230)	—	—	100	2,275	2,045
Federal income tax benefit related to exercise of stock options	—	—	3,612	—	—	—	—	3,612

Balance at December 31, 2011	48,148	$481	$152,859	$(355)	$130,115	(18,176)	$(204,990)	$78,110

See accompanying notes.

Tyler Technologies, Inc.

Statements of Cash Flows

For the years ended December 31

In thousands

	2011	2010	2009
Cash flows from operating activities:
Net income	$27,557	$25,054	$27,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,676	10,788	9,497
Share-based compensation expense	6,253	6,132	5,045
Provision for losses — accounts receivable	805	1,161	1,538
Excess tax benefit from exercises of share-based arrangements	(3,590)	(2,000)	(1,125)
Deferred income tax benefit	(2,916)	(959)	(1,730)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(8,544)	(1,989)	(6,277)
Income tax payable	6,084	(34)	1,391
Prepaid expenses and other current assets	(214)	104	1,377
Accounts payable	575	(1,181)	1,190
Accrued liabilities	4,887	(5,200)	1,960
Deferred revenue	14,862	3,474	3,065

Net cash provided by operating activities	56,435	35,350	42,941

Cash flows from investing activities:
Proceeds from sales of investments	50	75	2,500
Cost of acquisitions, net of cash acquired	(17,298)	(9,661)	(2,934)
Additions to property and equipment	(12,278)	(4,930)	(12,352)
Decrease (increase) in restricted investments	—	6,000	(918)
Decrease (increase) in other	717	(178)	46

Net cash used by investing activities	(28,809)	(8,694)	(13,658)

Cash flows from financing activities:
Increase (decrease) in net borrowings on revolving line of credit	34,200	26,500	(8,000)
Purchase of treasury shares	(71,802)	(65,793)	(18,263)
Contributions from employee stock purchase plan	2,045	1,901	1,494
Proceeds from exercise of stock options	3,553	3,181	2,295
Debt issuance costs	—	(2,027)	—
Excess tax benefits from exercise of share-based arrangements	3,590	2,000	1,125

Net cash used by financing activities	(28,414)	(34,238)	(21,349)

Net (decrease) increase in cash and cash equivalents	(788)	(7,582)	7,934
Cash and cash equivalents at beginning of year	2,114	9,696	1,762

Cash and cash equivalents at end of year	$1,326	$2,114	$9,696

See accompanying notes.

Tyler Technologies, Inc.

Notes to Financial Statements

(Tables in thousands, except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We provide integrated software systems and related services for the public sector, with a focus on local and state governments. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities as well as state governments. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions.

CASH AND CASH EQUIVALENTS

Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less are classified as cash and cash equivalents, which primarily consist of money market funds. Cash and cash equivalents are stated at cost, which approximates market value. As of December 31, 2011, we had outstanding letters of credit totaling $8.3 million. Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as a vendor. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of December 31, 2011 was estimated to be $61.3 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through mid-2012.

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

We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of the Construction — Type and Production — Type Contracts as discussed in ASC 605-35, Multiple Elements Arrangements.

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

Software Licenses

We recognize the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the customer, unless the fee is not fixed or determinable or collectability is not probable. If the fee is not fixed or determinable, software license revenue is generally recognized as payments become due from the customer. If collectability is not considered probable, revenue is recognized when the fee is collected. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the product’s functionality.

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

Subscription-Based Services

Subscription-based services primarily consist of revenues derived from application service provider (“ASP”) arrangements and other hosted service offerings, software subscriptions, document processing transaction fees and disaster recovery services.

We recognize revenue for ASP and other hosting services, software subscriptions and disaster recovery ratably over the period of the applicable agreement as services are provided. Disaster recovery agreements and other hosting services are typically renewable annually. ASP and software subscriptions are typically for periods of three to six years. The majority of the ASP and other hosting services and software subscriptions also include professional services as well as maintenance and support. In certain ASP arrangements, the customer also acquires a license to the software.

For ASP and other hosting arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition. For ASP and other hosting arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with ASP and hosting arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

Document processing transaction fees primarily pertain to documents filed with the courts by attorneys and other third parties via our e-filing services and retrieval of filed documents via our access services, and the elements for these arrangements are accounted for under ASC 605-25. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, and the portion of the transaction fee remitted to the courts is recorded as cost of sales as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and do not affect the statement of income or the balance sheet.

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

Postcontract Customer Support

Our customers generally enter into PCS agreements when they purchase our software licenses. Our PCS agreements are typically renewable annually. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred. VSOE of fair value for the maintenance and support obligations for software licenses is based upon the specific sale renewals to customers.

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

Appraisal Services:

For our property appraisal projects, we recognize revenue using the proportional performance method of revenue recognition since many of these projects are implemented over one to three year periods and consist of various unique activities. Under this method of revenue recognition, we identify each activity for the appraisal project, with a typical project generally calling for bonding, office set up, training, routing of map information, data entry, data collection, data verification, informal hearings, appeals and project management. Each activity or act is specifically identified and assigned an estimated cost. Costs which are considered to be associated with indirect activities, such as bonding costs and office set up, are expensed as incurred. These costs are typically billed as incurred and are recognized as revenue equal to cost. Direct contract fulfillment activities and related supervisory costs such as data collection, data entry and verification are expensed as incurred. The direct costs for these activities are determined and the total contract value is then allocated to each activity based on a consistent profit margin. Each activity is assigned a consistent unit of measure to determine progress towards completion and revenue is recognized for each activity based upon the percentage complete as applied to the estimated revenue for that activity. Progress for the fulfillment activities is typically based on labor hours or an output measure such as the number of parcel counts completed for that activity. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.

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

USE OF ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the application of the percentage-of-completion and proportional performance methods of revenue recognition, the carrying amount and estimated useful lives of intangible assets, determination of share-based compensation expense and valuation allowance for receivables. Actual results could differ from estimates.

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

RESEARCH AND DEVELOPMENT COSTS

We expensed research and development costs of $16.4 million during 2011, $14.0 million during 2010 and $11.2 million during 2009. We reduced our research and development expense by approximately $3.5 million in 2011, $5.1 million in 2010 and $3.5 million in 2009, which was the amount earned under the terms of our strategic alliance with a development partner.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

The provisions of ASC 350, Intangibles – Goodwill and Other, require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the asset’s implied fair value, then we would record an impairment loss equal to the difference. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. A significant amount of judgment is involved in determining if an indicator of impairment has occurred between testing dates. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill. Our annual goodwill impairment analysis, which we performed during the second quarter of 2011, did not result in an impairment charge.

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

COSTS OF COMPUTER SOFTWARE

We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We did not capitalize any internal software development costs in 2011, 2010 or 2009. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $125,000 in 2011, $430,000 in 2010, and $743,000 in 2009, and is included in cost of software license revenue in the accompanying statements of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our investments available-for-sale are recorded at fair value as of December 31, 2011 based upon the level of judgment associated with the inputs used to measure their fair value. See Note 3 — “Fair Value of Financial Instruments” for further information. The fair value of our revolving line of credit approximates book value as of December 31, 2011.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in auction rate securities and accounts receivable from trade customers. Our cash and cash equivalents primarily consists of money market fund investments which are maintained at one major financial institution and the balances often exceed insured amounts. As of December 31, 2011 we had cash and cash equivalents of $1.3 million. We perform periodic evaluations of the credit standing of this financial institution.

Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2011.

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

The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years ended December 31,
	2011	2010	2009
Balance at beginning of year	$1,603	$2,389	$2,115
Provisions for losses — accounts receivable	805	1,161	1,538
Collection of accounts previously reserved	(142)	4	—
Deductions for accounts charged off or credits issued	(1,276)	(1,951)	(1,264)

Balance at end of year	$990	$1,603	$2,389

The termination clauses in most of our contracts provide for the payment for the fair value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in a few cases, as long as five years, in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportional performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs shortly thereafter and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; (4) some of our contracts provide for an amount to be withheld from a progress billing (generally a 10% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, we may grant extended payment terms generally to existing customers with whom we have a long-term relationship and favorable collection history.

In connection with this activity, we have recorded unbilled receivables of $7.2 million and $11.7 million at December 31, 2011 and 2010, respectively. We also have recorded retention receivables of $1.9 million and $2.4 million at December 31, 2011 and 2010, respectively and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying balance sheets.

As of December 31, 2010 our accounts receivable balance included $4.2 million associated with one customer that terminated its arrangement with us for convenience and, in addition, had disputed certain amounts we invoiced prior to the termination. In December 2011, we negotiated a final settlement with this customer which did not have a material impact on the financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends certain guidance in ASC 220, Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. ASU 2011-05 removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011 and will be applied on a retrospective basis.

(2) ACQUISITIONS

2011

On October 14, 2011, we acquired all of the capital stock of Windsor Management Group, L.L.C. (“Windsor”) for a cash purchase price of $16.4 million, net of cash acquired of $7.4 million. Windsor provides a suite of financial and human capital management solutions to the K-12 education market, primarily in the Southwest.

In connection with this transaction we recorded customer relationship of approximately $5.6 million, acquired software of $2.4 million, deferred revenue of $6.2 million and net assets of $1.5 million. We recorded goodwill of approximately $13.3 million, all of which is expected to be deductible for tax purposes. Customer relationships and acquired software will be amortized over a weighted average period of eight years. We believe likely market participants for this transaction would be software companies with a presence in the K-12 school market. Therefore, the goodwill of $13.3 million arising from the acquisition is primarily attributed to our ability to maximize the value of the customer base through Tyler’s software product suite that targets the K-12 school market and to a much lesser extent, the assembled workforce of Windsor. Our balance sheet as of December 31, 2011 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets recorded at fair value in the balance sheet as of December 31, 2011 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, Fair Value Measurements and Disclosures, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 — Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of December 31, 2011 we held investments available-for-sale that are required to be measured at fair value on a recurring basis. The following tables summarize the fair value of these financial assets as well as cash and cash equivalents:

		December 31, 2011
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$1,326	$1,326	$—	$—
Investments available-for-sale	1,978	25	—	1,953

	$3,304	$1,351	$—	$1,953

		December 31, 2010
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$2,114	$2,114	$—	$—
Investments available-for-sale	2,151	25	—	2,126

	$4,265	$2,139	$—	$2,126

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. These money market funds did not experience any declines in fair value in 2011.

Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. Short-term investments available-for-sale consists of a portion of one of these ARS which was partially redeemed at par during the period January 1, 2012 through February 23, 2012. These ARS are debt instruments with stated maturities of 20 and 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through February 2012. As of December 31, 2011 we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of December 31, 2011 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Non-current investments available-for-sale	$2,500	$547	$1,953

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized loss on our non-current ARS of $80,000, net of related tax effects of $43,000 in 2011, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through February 2012. Based on our cash and cash equivalents balance of $1.3 million, expected operating cash flows, and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using Level 3 inputs for the years ended December 31:

Balance as of December 31, 2008	$3,779
Transfers into level 3	—
Transfers out of level 3	(75)
Purchases, sales, issuances and settlements	(1,700)
Unrealized losses included in accumulated other comprehensive loss	(28)

Balance as of December 31, 2009	1,976
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales, issuances and settlements	(25)
Unrealized gains included in accumulated other comprehensive loss	200

Balance as of December 31, 2010	2,126
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales, issuances and settlements	(25)
Unrealized losses included in accumulated other comprehensive loss	(123)

Balance as of December 31, 2011	$1,953

(4) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2011	2010
Land	—	$7,549	$3,959
Building and leasehold improvements	5-39	29,299	26,396
Computer equipment and purchased software	3-5	21,303	23,408
Furniture and fixtures	5	7,656	7,601
Transportation equipment	5	248	305

		66,055	61,669
Accumulated depreciation and amortization		(25,140)	(26,818)

Property and equipment, net		$40,915	$34,851

.

Depreciation expense was $5.3 million during 2011, $5.1 million during 2010, and $4.4 million during 2009.

We own office buildings in Yarmouth, Maine, Lubbock, Texas and Dayton, Ohio. We lease a small amount of space in two of these buildings to third-party tenants. These leases expire between 2013 and 2015 and are expected to provide rental income of approximately $640,000 during 2012, $404,000 during 2013, $235,000 during 2014, $78,000 during 2015, and none thereafter. Rental income associated with third party tenants was $1.2 million in 2011, $1.4 million in 2010 and $1.3 million in 2009, respectively and was included as a reduction of selling, general and administrative expenses.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets and related accumulated amortization consists of the following at December 31:

	2011	2010
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$50,552	$44,992
Software acquired	26,363	23,983
Trade name	2,211	1,971
Lease acquired	1,387	1,387

	80,513	72,333
Accumulated amortization	(45,045)	(40,311)

Acquisition intangibles, net	$35,468	$32,022

Post acquisition software development costs	$36,701	$36,701
Accumulated amortization	(36,541)	(36,416)

Post acquisition software costs, net	$160	$285

Total other intangibles	$35,628	$32,307

Total amortization expense, for acquisition related intangibles and post acquisition software development costs, was $4.9 million during 2011, $5.5 million during 2010, and $5.1 million during 2009.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$106,094	—	$—	$92,831	—	$—
Amortizable intangibles:
Customer related intangibles	50,552	16 years	20,409	44,992	17 years	17,163
Software acquired	26,363	5 years	22,617	23,983	5 years	21,492
Trade name	2,211	18 years	1,048	1,971	19 years	963
Lease acquired	1,387	5 years	971	1,387	5 years	693

The changes in the carrying amount of goodwill for the two years ended December 31, 2011 are as follows:

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Total
Balance as of December 31, 2009	$84,668	$5,590	$90,258
Goodwill acquired during the year related to the purchase of Wiznet	2,573	—	2,573

Balance as of December 31, 2010	87,241	5,590	92,831
Goodwill acquired during the year related to the purchase of Windsor	13,263	—	13,263

Balance as of December 31, 2011	$100,504	$5,590	$106,094

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues and acquired leases for which amortization expense is recorded as selling, general and administrative expenses, is as follows:

Years ending December 31,
2012	$5,255
2013	4,690
2014	4,215
2015	4,036
2016	3,947

(6) ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2011	2010
Accrued wages, bonuses and commissions	$16,971	$11,762
Other accrued liabilities	6,510	6,367
Accrued health claims	1,270	1,304

	$24,751	$19,433

(7) REVOLVING LINE OF CREDIT

On August 11, 2010, we entered into a new $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with a group of seven financial institutions, with Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2011 and 2010, our effective average interest rate for borrowings was 3.3% and 3.4%, respectively. As of December 31, 2011, our interest rate was 3.4%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2011, we were in compliance with those covenants.

As of December 31, 2011, we had $60.7 million in outstanding borrowings and unused available borrowing capacity of $81.0 million under the Credit Facility. In addition, as of December 31, 2011, our bank had issued outstanding letters of credit totaling $8.3 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire through mid-2012.

We paid interest of $1.9 million in 2011 and $689,000 in 2010.

(8) INCOME TAX

The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$17,239	$13,552	$16,822
State	2,233	2,252	2,536

	19,472	15,804	19,358
Deferred	(2,916)	(959)	(1,730)

	$16,556	$14,845	$17,628

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2011	2010	2009
Federal income tax expense at statutory rate	$15,440	$13,965	$15,623
State income tax, net of federal income tax benefit	1,238	1,218	1,634
Non-deductible business expenses	918	976	965
Qualified manufacturing activities	(840)	(728)	(586)
Research and development credit	(177)	(579)	—
Other, net	(23)	(7)	(8)

	$16,556	$14,845	$17,628

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

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2011	2010
Deferred income tax assets:
Operating expenses not currently deductible	$4,597	$2,642
Employee benefit plans	5,156	4,020
Capital loss carryforward	203	160
Property and equipment	397	195

Total deferred income tax assets	10,353	7,017
Deferred income tax liabilities:
Intangible assets	(10,043)	(9,673)
Other	(156)	(149)

Total deferred income tax liabilities	(10,199)	(9,822)

Net deferred income tax assets (liabilities)	$154	$(2,805)

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2011 and 2010 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

No reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10, Income Taxes.

The Internal Revenue Service (“IRS”) is examining our U.S. income tax return for the year 2010. As of February 22, 2012, no significant adjustments have been proposed by the IRS. We are unable to make a reasonable estimate as to when cash settlements, if any, will occur.

We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2008. We are no longer subject to state and local income tax examinations by tax authorities for the years before 2007.

We paid income taxes, net of refunds received, of $13.4 million in 2011, $15.8 million in 2010, and $18.1 million in 2009.

(9) SHAREHOLDERS’ EQUITY

The following table details activity in our common stock:

	Years ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of common stock	(3,004)	$(71,802)	(3,559)	$(65,793)	(1,235)	$(17,000)
Stock option exercises	582	3,553	615	3,181	425	2,295
Employee stock plan purchases	100	2,045	118	1,825	115	1,428

As of February 22, 2012 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of our common stock.

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

As of December 31, 2011, there were 3.5 million shares available for future grants under the plan from the 16.0 million shares previously approved by the stockholders.

Determining Fair Value of Stock Compensation

Valuation and Amortization Method. We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. As provided by ASC 718-10 we use the “simplified” method which is allowed for those companies that cannot reasonably estimate expected life of options based on its historical share option exercise experience. We use the “simplified” method to estimate expected life due to insufficient historical exercise data for the current optionee group. This optionee group has not been in place long enough to generate sufficient historical data to estimate the expected period of time an option award would be expected to be outstanding.

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

The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2011	2010	2009
Expected life (in years)	6.7	6.7	6.5
Expected volatility	33.1%	35.0%	37.2%
Risk-free interest rate	1.7%	2.7%	3.1%
Expected forfeiture rate	3%	3%	3%

The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statements of income:

	Years ended December 31,
	2011	2010	2009
Cost of software services, maintenance and subscriptions	$871	$739	$540
Selling, general and administrative expense	5,382	5,393	4,505

Total share-based compensation expense	6,253	6,132	5,045
Tax benefit	(1,545)	(1,475)	(1,233)

Net decrease in net income	$4,708	$4,657	$3,812

Stock Option Activity

Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,309	$9.69
Granted	835	17.25
Exercised	(425)	5.40
Forfeited	(15)	7.80

Outstanding at December 31, 2009	5,704	11.12
Granted	765	18.82
Exercised	(615)	5.17
Forfeited	(18)	16.59

Outstanding at December 31, 2010	5,836	12.74
Granted	831	26.83
Exercised	(582)	6.10
Forfeited	(26)	15.78

Outstanding at December 31, 2011	6,059	15.31	6	$89,646
Exercisable at December 31, 2011	3,177	$11.44	5	$59,293

We had unvested options to purchase 2.7 million shares with a weighted average grant date value of $19.35 as of December 31, 2011 and unvested options to purchase 2.7 million shares with a weighted average grant date value of $16.04 as of December 31, 2010. As of December 31, 2011, we had $18.9 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of four years.

Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2011	2010	2009
Weighted average grant-date fair value of stock options granted	$9.91	$7.70	$7.38
Total intrinsic value of stock options exercised	12,289	8,119	4,656

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2011, there were 129,000 shares available for future grants under the ESPP from the 1.0 million shares originally reserved for issuance.

(11) EARNINGS PER SHARE

Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2011	2010	2009
Numerator for basic and diluted earnings per share
Net income	$27,557	$25,054	$27,010
Denominator:
Weighted-average basic common shares outstanding	31,267	34,075	35,240
Assumed conversion of dilutive securities:
Stock options	1,887	1,453	1,384

Denominator for diluted earnings per share — Adjusted weighted-average shares	33,154	35,528	36,624

Earnings per common share:
Basic	$0.88	$0.74	$0.77

Diluted	$0.83	$0.71	$0.74

Stock options representing the right to purchase common stock of 714,000 shares in 2011, 1.8 million shares in 2010, and 2.6 million shares in 2009 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(12) LEASES

We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have an office facility lease agreement with an entity in which an executive’s father and brother have a 100% ownership interest. The executive does not have an interest in the entity that leases the property to us and the lease arrangement existed at the time we acquired the division that occupies this property. Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2018. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.

Rent expense was approximately $5.9 million in 2011, $5.4 million in 2010, and $6.3 million in 2009, which included rent expense associated with related party lease agreements of $1.8 million in 2011, $1.9 million in 2010 and $2.0 million in 2009.

Future minimum lease payments under all non-cancelable leases at December 31, 2011 are as follows:

Years ending December 31,
2012	$6,004
2013	4,687
2014	2,598
2015	2,430
2016	2,303
Thereafter	2,341

$20,363

Included in future minimum lease payments are non-cancelable payments due to related parties of $1.7 million in 2012, $1.7 million in 2013, $1.7 million in 2014, $1.7 million in 2015, $1.7 million in 2016, and $1.7 million thereafter.

(13) EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operations $2.9 million during 2011, $2.8 million during 2010, and $2.6 million during 2009.

(14) COMMITMENTS AND CONTINGENCIES

Other than ordinary course, routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(15) SEGMENT AND RELATED INFORMATION

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local and state governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management and municipal courts software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management and municipal courts software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software Solutions (“ESS”). The ESS segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income as income before noncash amortization of intangible assets associated with their acquisition, share-based compensation expense, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company Corporate segment operating income also includes revenues and expenses related to a company-wide user conference. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

Segment assets include net accounts receivable, prepaid expenses and other current assets, net property and equipment and intangibles associated with their acquisition. Corporate assets consist of cash and investments, prepaid insurance, deferred income taxes and net property and equipment mainly related to unallocated information and technology assets.

ESS segment capital expenditures in 2011 and 2009 included $6.6 million and $11.2 million, respectively for the purchase of buildings and land in connection with plans to consolidate workforces and support long-term growth.

In 2009 the ATSS segment had one appraisal services customer which accounted for 10.4% of this segment’s total revenues. The ATSS segment did not have any customers in 2011 and 2010 that accounted for 10% or more of their total revenues.

As of and year ended December 31, 2011

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$30,194	$2,400	$—	$32,594
Subscriptions	30,400	760	—	31,160
Software services	60,840	8,777	—	69,617
Maintenance	130,999	15,499	—	146,498
Appraisal services	—	23,228	—	23,228
Hardware and other	5,199	—	1,095	6,294
Intercompany	2,103	—	(2,103)	—

Total revenues	$259,735	$50,664	$(1,008)	$309,391
Depreciation and amortization expense	8,516	650	1,510	10,676
Segment operating income	56,856	9,786	(15,669)	50,973
Capital expenditures	11,143	137	998	12,278
Segment assets	$448,015	$56,389	$(209,013)	$295,391

As of and year ended December 31, 2010

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$32,757	$2,156	$—	$34,913
Subscriptions	22,975	323	—	23,298
Software services	58,371	9,969	—	68,340
Maintenance	120,764	14,891	—	135,655
Appraisal services	—	20,554	—	20,554
Hardware and other	5,727	6	135	5,868
Intercompany	1,978	—	(1,978)	—

Total revenues	$242,572	$47,899	$(1,843)	$288,628
Depreciation and amortization expense	8,903	683	1,202	10,788
Segment operating income	51,942	8,883	(14,367)	46,458
Capital expenditures	2,960	350	310	3,620
Segment assets	$373,432	$45,957	$(155,357)	$264,032

As of and year ended December 31, 2009

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$39,484	$2,647	$—	$42,131
Subscriptions	16,870	311	—	17,181
Software services	70,041	10,364	—	80,405
Maintenance	110,404	14,108	—	124,512
Appraisal services	—	18,740	—	18,740
Hardware and other	6,113	135	1,069	7,317
Intercompany	1,618	—	(1,618)	—

Total revenues	$244,530	$46,305	$(549)	$290,286
Depreciation and amortization expense	8,031	608	858	9,497
Segment operating income	54,825	7,763	(13,688)	48,900
Capital expenditures	13,361	192	614	14,167
Segment assets	$220,135	$25,597	$24,938	$270,670

Reconciliation of reportable segment operating income to the Company’s consolidated totals:	2011	2010	2009
Total segment operating income	$50,973	$46,458	$48,900
Amortization of acquired software	(1,125)	(1,592)	(1,411)
Amortization of customer and trade name intangibles	(3,331)	(3,225)	(2,705)
Other expense, net	(2,404)	(1,742)	(146)

Income before income taxes	$44,113	$39,899	$44,638

(16) SUBSEQUENT EVENT

In January 2012, we acquired substantially all of the assets of Akanda Innovation, Inc., a provider of web-based solutions to the public sector which are integrated with our property tax software, for a total purchase price of $2.9 million. The purchase price included certain liabilities we assumed of approximately $800,000, resulting in net cash paid to the sellers of $2.1 million, of which $900,000 was paid prior to December 31, 2011 and is included with other current assets.

(17) QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table contains selected financial information from unaudited statements of income for each quarter of 2011 and 2010.

	Quarters Ended
	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$82,079	$77,184	$76,735	$73,393	$72,439	$73,769	$72,600	$69,820
Gross profit	39,020	36,132	34,137	32,623	32,616	33,207	32,475	30,019
Income before income taxes	13,504	11,818	9,309	9,482	10,159	11,263	10,383	8,094
Net income	8,699	7,506	5,624	5,728	7,210	6,723	6,249	4,872
Earnings per diluted share	0.27	0.23	0.17	0.17	0.21	0.19	0.17	0.13

Shares used in computing diluted earnings per share	32,031	32,960	33,848	33,720	33,895	35,410	36,203	36,655