Form 10-Q
period 2012-03-31
TYLER TECHNOLOGIES INC
filed 2012-04-26
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-10485

TYLER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5949 SHERRY LANE, SUITE 1400 DALLAS, TEXAS	75225
(Address of principal executive offices)	(Zip code)

(972) 713-3700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒

The number of shares of common stock of registrant outstanding on April 23, 2012 was 30,105,000.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Software licenses	$7,442	$6,822
Subscriptions	9,968	6,964
Software services	18,530	16,764
Maintenance	39,850	35,512
Appraisal services	5,682	6,197
Hardware and other	1,251	1,134

Total revenues	82,723	73,393

Cost of revenues:
Software licenses	566	795
Acquired software	410	295
Software services, maintenance and subscriptions	39,813	35,180
Appraisal services	3,796	3,824
Hardware and other	719	676

Total cost of revenues	45,304	40,770

Gross profit	37,419	32,623

Selling, general and administrative expenses	21,335	17,288
Research and development expense	5,094	4,549
Amortization of customer and trade name intangibles	946	804

Operating income	10,044	9,982

Other expense, net	703	500

Income before income taxes	9,341	9,482
Income tax provision	3,660	3,754

Net income	$5,681	$5,728

Earnings per common share:
Basic	$0.19	$0.18

Diluted	$0.17	$0.17

Comprehensive income	$5,681	$5,728

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,932	$1,326
Short-term investments available-for-sale	—	25
Accounts receivable (less allowance for losses of $1,071 in 2012 and $990 in 2011)	58,888	90,012
Prepaid expenses	8,361	8,348
Other current assets	1,403	2,286
Deferred income taxes	5,095	5,095

Total current assets	83,679	107,092

Accounts receivable, long-term portion	1,400	2,095
Property and equipment, net	40,721	40,915
Non-current investments available-for-sale	1,953	1,953

Other assets:
Goodwill	108,166	106,094
Other intangibles, net	40,359	35,628
Sundry	1,485	1,614

	$277,763	$295,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,582	$3,211
Accrued liabilities	14,933	24,151
Deferred revenue	109,381	123,678
Income taxes payable	2,126	600

Total current liabilities	129,022	151,640

Revolving line of credit	56,000	60,700
Deferred income taxes	4,994	4,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2012 and 2011	481	481
Additional paid-in capital	154,012	152,859
Accumulated other comprehensive loss, net of tax	(355)	(355)
Retained earnings	135,796	130,115
Treasury stock, at cost; 18,062,975 and 18,176,050 shares in 2012 and 2011, respectively	(202,187)	(204,990)

Total shareholders’ equity	87,747	78,110

	$277,763	$295,391

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,681	$5,728
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,026	2,585
Share-based compensation expense	1,835	1,449
Excess tax benefit from exercises of share-based arrangements	(686)	(272)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	32,037	15,214
Income tax payable	2,267	3,592
Prepaid expenses and other current assets	(341)	(343)
Accounts payable	(629)	(180)
Accrued liabilities	(9,379)	492
Deferred revenue	(15,727)	(10,798)

Net cash provided by operating activities	18,084	17,467

Cash flows from investing activities:
Proceeds from sale of investments	25	25
Cost of acquisitions, net of cash acquired	(5,874)	—
Additions to property and equipment	(1,048)	(7,804)
Decrease in other	—	214

Net cash used by investing activities	(6,897)	(7,565)

Cash flows from financing activities:
Purchase of treasury shares	—	(6,839)
Decrease in net borrowings on revolving line of credit	(4,700)	(4,000)
Contributions from employee stock purchase plan	509	456
Proceeds from exercise of stock options	924	343
Excess tax benefit from exercises of share-based arrangements	686	272

Net cash used by financing activities	(2,581)	(9,768)

Net increase in cash and cash equivalents	8,606	134
Cash and cash equivalents at beginning of period	1,326	2,114

Cash and cash equivalents at end of period	$9,932	$2,248

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2012 and December 31, 2011 and operating result amounts are for the three months ended March 31, 2012 and 2011, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2011. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Acquisitions

In January 2012, we acquired substantially all of the assets of Akanda Innovation, Inc., a provider of web-based solutions to the public sector which are integrated with our property tax software, for a total purchase price of $2.9 million. The purchase price included certain liabilities we assumed of approximately $800,000, resulting in net cash paid to the sellers of $2.1 million, of which $900,000 was paid prior to December 31, 2011. We recorded goodwill of approximately $1.0 million, all of which is expected to be deductible for tax purposes, and acquired software of approximately $1.9 million that will be amortized over five years.

In March 2012, we acquired all the capital stock of Unifund, L.L.C. (“Unifund”) for a cash purchase price of $4.6 million, net of cash acquired of $780,000. Unifund provides enterprise resource planning solutions to schools and local governments, primarily in the Northeast. Unifund is also a reseller of Tyler’s Infinite Visions school enterprise solution. In connection with this transaction we acquired total tangible assets of approximately $745,000 and assumed liabilities of approximately $1.5 million. We recorded goodwill of approximately $1.1 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $4.3 million. The $4.3 million of intangible assets is attributable to customer relationships and acquired software that will be amortized over a weighted average period of approximately 9.5 years.

Our balance sheet as of March 31, 2012 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.

The operating results of these acquisitions are included in our results of operations since their date of acquisition.

(3) Financial Instruments

Assets recorded at fair value in the balance sheet as of March 31, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1 –	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 –	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of March 31, 2012 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets as well as cash and cash equivalents:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$9,932	$9,932	$—	$—
Investments available-for-sale	1,953	—	—	1,953

Total	$11,885	$9,932	$—	$1,953

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through February 2012. As of March 31, 2012 we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of March 31, 2012 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,500	$547	$1,953

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through February 2012. We did not record any unrealized gains or losses on our ARS in the three months ended March 31, 2012. Based on our cash and cash equivalents balance of $9.9 million, expected operating cash flows and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The fair value of our revolving line of credit approximates book value as of March 31, 2012 because our interest rates reset approximately every 30 days or less. See Note 5 for further discussion of our revolving line of credit.

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Three months ended March 31,
	2012		2011
	Shares	Amount	Shares	Amount
Purchases of common stock	—	$—	(335)	$(6,839)
Stock option exercises	93	924	78	343
Employee stock plan purchases	20	509	27	473

As of March 31, 2012 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of Tyler common stock.

(5) Revolving Line of Credit

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. Our effective average interest rate for borrowings during the three months ended March 31, 2012 was 3.3%. As of March 31, 2012, our average interest rate was 3.7%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2012, we were in compliance with those covenants.

As of March 31, 2012, we had $56.0 million in outstanding borrowings and available borrowing capacity of $88.1 million under the Credit Facility. We had outstanding letters of credit totaling $5.9 million as of March 31, 2012. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds before they will select us as a vendor. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of March 31, 2012 was estimated to be $43.9 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire throughout 2012.

(6) Income Tax Provision

For the three months ended March 31, 2012, we had an effective income tax rate of 39.2% compared to 39.6% for the three months ended March 31, 2011. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $1.4 million in the three months ended March 31, 2012, compared to $174,000 in net payments for the same period of the prior year.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended March 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$5,681	$5,728

Denominator:
Weighted-average basic common shares outstanding	30,015	32,086
Assumed conversion of dilutive securities:
Stock options	2,515	1,634

Denominator for diluted earnings per share—Adjusted weighted-average shares	32,530	33,720

Earnings per common share:
Basic	$0.19	$0.18

Diluted	$0.17	$0.17

For the three months ended March 31, 2012 and the three months ended March 31, 2011, stock options representing the right to purchase common stock of approximately 433,000 shares and 1.0 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended March 31,
	2012	2011
Cost of software services, maintenance and subscriptions	$248	$196
Selling, general and administrative expense	1,587	1,253

Total share-based compensation expense	$1,835	$1,449

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management, municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended March 31, 2012	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$6,829	$613	$—	$7,442
Subscriptions	9,712	256	—	9,968
Software services	16,614	1,916	—	18,530
Maintenance	35,745	4,105	—	39,850
Appraisal services	—	5,682	—	5,682
Hardware and other	1,251	—	—	1,251
Intercompany	345	—	(345)	—

Total revenues	$70,496	$12,572	$(345)	$82,723
Segment operating income	$13,419	$2,077	$(4,096)	$11,400

For the three months ended March 31, 2011	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$6,287	$535	$—	$6,822
Subscriptions	6,837	127	—	6,964
Software services	14,263	2,501	—	16,764
Maintenance	31,632	3,880	—	35,512
Appraisal services	—	6,197	—	6,197
Hardware and other	1,134	—	—	1,134
Intercompany	407	—	(407)	—

Total revenues	$60,560	$13,240	$(407)	$73,393
Segment operating income	$12,348	$2,635	$(3,902)	$11,081

Reconciliation of reportable segment operating	For the three months ended March 31,
income to the Company’s consolidated totals:	2012	2011
Total segment operating income	$11,400	$11,081
Amortization of acquired software	(410)	(295)
Amortization of customer and trade name intangibles	(946)	(804)
Other expense, net	(703)	(500)

Income before income taxes	$9,341	$9,482

(10) Commitments and Contingencies

Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(11) New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 became effective on January 1, 2012 and will be applicable to us in our second quarter 2012. We do not believe the adoption of this update will have a material impact on our financial statements.

Effective January 1, 2012, the Company adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The adoption of ASU 2011-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted ASU 2011-05, “Presentation of Comprehensive Income.” The adoption of ASU 2011-05 concerns presentation and disclosure only.

(12) Subsequent Events

In April 2012, we acquired all of the capital stock of Computer Software Associates, Inc. (“CSA”) for a cash purchase price of $9.8 million. CSA is a reseller of our Infinite Visions school enterprise solution, and sells proprietary CSA tax and recording solutions to county governments.

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

GENERAL

We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities as well as state governments. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as application service provider (“ASP”) arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions. In 2010 we began providing electronic document filing solutions (“e-filings”) for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are generally derived from transaction fees.

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

In January 2012, we acquired substantially all of the assets of Akanda Innovation, Inc. (“Akanda”), a provider of web-based solutions to the public sector which are integrated with our property tax software, for a total purchase price of $2.9 million. The purchase price included certain liabilities we assumed of approximately $800,000, resulting in net cash paid to the sellers of $2.1 million, of which $900,000 was paid prior to December 31, 2011.

In March 2012, we acquired all the capital stock of Unifund, L.L.C. (“Unifund”) for a cash purchase price of $4.6 million, net of cash acquired of $780,000. Unifund provides enterprise resource planning solutions to schools and local governments, primarily in the Northeast. Unifund is also a reseller of Tyler’s Infinite Visions school enterprise solution.

In April 2012, we acquired all of the capital stock of Computer Software Associates, Inc. (“CSA”) for a cash purchase price of $9.8 million. CSA is a reseller of our Infinite Visions school enterprise solution, and sells proprietary CSA tax and recording solutions to county governments.

Our total employee count increased to 2,112 at March 31, 2012 from 2,019 at March 31, 2011. This increase includes 108 employees added as a result of several acquisitions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2011.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue First Quarter
	2012	2011
Revenue:
Software licenses	9.0%	9.3%
Subscriptions	12.0	9.5
Software services	22.4	22.8
Maintenance	48.2	48.4
Appraisal services	6.9	8.4
Hardware and other	1.5	1.6

Total revenue	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.2	1.5
Cost of software services, maintenance and subscriptions	48.1	47.9
Cost of appraisal services	4.6	5.2
Cost of hardware and other	0.9	0.9
Selling, general and administrative expenses	25.8	23.6
Research and development expense	6.2	6.2
Amortization of customer base and trade name intangibles	1.1	1.1

Operating income	12.1	13.6
Other expense	0.8	0.7

Income before income taxes	11.3	12.9
Income tax provision	4.4	5.1

Net income	6.9%	7.8%

Software licenses.

The following table sets forth a comparison of our software license revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
ESS	$6,829	$6,287	$542	9%
ATSS	613	535	78	15

Total software license revenue	$7,442	$6,822	$620	9%

Since October 2011, we have acquired several companies which provide a suite of financial and human capital management software solutions to the K-12 education market and are included in our ESS segment. Software license revenue grew 4%, excluding the impact of acquisitions. Growth in software license was mitigated somewhat because of a number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 11 new customers enter into subscription-based arrangements in the three months ending March 31, 2012 compared to 13 new customers in the three months ended March 31, 2011. We currently expect ESS software license revenues in 2012 to be moderately higher than 2011.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
ESS	$9,712	$6,837	$2,875	42%
ATSS	256	127	129	102

Total subscriptions revenue	$9,968	$6,964	$3,004	43%

Subscription-based services revenue grew 38%, excluding acquisitions. Subscription-based services revenue primarily consists of revenues derived from ASP arrangements and other hosted service offerings, software subscriptions and disaster recovery services. We also provide electronic document filing solutions (“e-filings”) for courts and law offices which simplify the filing and management of court related documents. Revenues from e-filings are generally derived from transaction fees. ASP and other software subscription agreements are typically for initial periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for ASP and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services. In the three months ending March 31, 2012, we added 11 new customers and 17 existing customers elected to convert to our ASP model. Since March 31, 2011, we have added 45 new customers and 56 existing customers elected to convert to our ASP model. E-filing services also contributed approximately $500,000 of the subscription revenue increase as the result of new customers and one state expanding mandatory e-filings for court documents beginning in the last half of 2011.

Software services.

The following table sets forth a comparison of our software service revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
ESS	$16,614	$14,263	$2,351	16%
ATSS	1,916	2,501	(585)	(23)

Total software services revenue	$18,530	$16,764	$1,766	11%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. Software services revenue grew 7%, excluding the impact of acquisitions. The increase in software services revenues for the three months ended March 31, 2012 is due to higher software license revenue arrangements and more third party vendor services to build certain software interfaces associated with a statewide contract.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
ESS	$35,745	$31,632	$4,113	13%
ATSS	4,105	3,880	225	6

Total maintenance revenue	$39,850	$35,512	$4,338	12%

We provide maintenance and support services for our software products and third party software. Maintenance revenue increased 7%, excluding the impact of acquisitions. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines. Our maintenance growth rate has declined compared to the previous year’s growth rate partly due to a number of customers converting to ASP arrangements in the last twelve months as well as new customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
ESS	$—	$—	$—	—%
ATSS	5,682	6,197	(515)	(8)

Total appraisal services revenue	$5,682	$6,197	$(515)	(8)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. The decline is mainly due to completing a large contract in Pennsylvania. This decline was offset somewhat by the start-up of smaller projects, including several in Ohio. We expect appraisal revenues for 2012 will decline slightly compared to 2011.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
Software licenses	$566	$795	$(229)	(29)%
Acquired software	410	295	115	39
Software services, maintenance and subscriptions	39,813	35,180	4,633	13
Appraisal services	3,796	3,824	(28)	(1)
Hardware and other	719	676	43	6

Total cost of revenues	$45,304	$40,770	$4,534	11%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter		Change
	2012	2011	%
Software license and acquired software	86.9%	84.0%	2.9%
Software services, maintenance and subscriptions	41.7	40.6	1.1
Appraisal services	33.2	38.3	(5.1)
Hardware and other	42.5	40.4	2.1

Overall gross margin	45.2%	44.4%	0.8%

Software licenses and acquired software. Costs of software license and acquired software is comprised of third party software costs, amortization expense for software acquired through acquisitions and amortization expense for capitalized development costs on certain software products.

For the three months ended March 31, 2012, cost of software license revenues relating to third party products was approximately 56% of our cost of software license revenues compared to approximately 70% of our cost of software license revenues for the three months ended March 31, 2011. The cost of acquired software license for the three months ended March 31, 2012 and 2011 was approximately 42% and 27%, respectively, of the total costs of software license. We completed several acquisitions in the period 2007 through the first quarter of 2012 and these costs are being amortized over a weighted average period of approximately five years.

For the three months ended March 31, 2012, our software license gross margin percentage increased 2.9% because the product mix included less third party software. Third party software has a lower gross margin than proprietary software solutions.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as ASP and disaster recovery. For the three months ended March 31, 2012, the software services, maintenance and subscriptions gross margin increased 1.1% compared to the prior year period in part because maintenance and various other services such as ASP and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Excluding 95 additional employees added with acquisitions, our implementation and support staff has increased by four employees since March 31, 2011. Due to the volume of recent contract signings we expect to add staff for the remainder of the year which will be slightly ahead of revenues and may negatively impact the gross margin in the short-term.

Appraisal services. Our appraisal services gross margin declined 5.1% in the three months ended March 31, 2012 compared to the prior year period. The appraisal services gross margin in the first three months ended March 31, 2011 was positively impacted by operational efficiencies associated with a large revaluation contract which began in mid-2010 and was substantially complete by mid-2011.

Our blended gross margin rose .8% in the three months ended March 31, 2012 compared to the prior year period. This increase was primarily due to leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The gross margin also benefited from lower third party software costs.

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

	First Quarter		Change
($ in thousands)	2012	2011	$	%
Selling, general and administrative expenses	$21,335	$17,288	$4,047	23%

SG&A grew 20%, excluding the impact of acquisitions. SG&A as a percentage of revenues for the three months ended March 31, 2012 was 25.8% compared to 23.6% for the three months ended March 31, 2011. SG&A expenses increased due to increased headcount in sales and related expenses to support geographic expansion; costs associated with consolidating office space in our new Yarmouth, Maine facility in August 2011 and other facilities related costs; higher stock compensation expense because our company stock price has increased substantially over the last twelve months; and payroll taxes associated with larger incentive compensation payments in the first quarter of 2012 relating to 2011 performance.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
Research and development expense	$5,094	$4,549	$545	12%

Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the Microsoft Dynamics AX project, as well as other new product development efforts. We have decreased our development staff by 11 employees since March 31, 2011. In 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. This agreement and subsequent amendments granted Microsoft intellectual property rights in the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs and royalties on direct and indirect public sector sales of the solutions co-developed under this arrangement. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect public sector sales of the co-developed solutions.

In the three months ended March 31, 2012 we did not have any research and development expense offsets compared to $415,000 for the three months ended March 31, 2011, which was the amount earned under the terms of our agreement with Microsoft. Under our amended agreement with Microsoft, the project includes offsets to research and development expense, varying in amount from quarter to quarter through 2012 for a total of approximately $6.2 million. As of March 31, 2012, we have recorded $5.2 million in cumulative offsets under this agreement from Microsoft and expect to record the remaining $1.0 million in the last half of 2012. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.

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

	First Quarter		Change
($ in thousands)	2012	2011	$	%
Amortization of customer and trade name intangibles	$946	$804	$142	18%

Since October 2011, we have completed several acquisitions that increased customer and trade name intangibles by approximately $9.5 million. This amount is being amortized over ten years.

Other Expense, Net

	First Quarter		Change
($ in thousands)	2012	2011	$	%
Other expense, net	$703	$500	$203	41%

The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense was higher than the prior year period due to higher debt levels associated primarily with several acquisitions completed since October 2011 and stock repurchases. The effective interest rate for the three months ended March 31, 2012 was 3.3% compared to 3.0% in the prior year period.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2012	2011	$	%
Income tax provision	$3,660	$3,754	$(94)	(3)%

Effective income tax rate	39.2%	39.6%

The effective income tax rates for the three months ended March 31, 2012 and 2011 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2012, we had cash and cash equivalents of $9.9 million and investments available-for-sale of $2.0 million, compared to cash and cash equivalents of $1.3 million and investments available-for-sale of $2.0 million at December 31, 2011. As of March 31, 2012, we had $56.0 million in outstanding borrowings and outstanding letters of credit totaling $5.9 million. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds before they will select us as a vendor. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of March 31, 2012 was estimated to be $43.9 million. We provide letters of credit as security for issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire throughout 2012. We currently believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2012	2011
Cash flows provided (used) by:
Operating activities	$18,084	$17,467
Investing activities	(6,897)	(7,565)
Financing activities	(2,581)	(9,768)

Net increase in cash and cash equivalents	$8,606	$134

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

For the three months ended March 31, 2012, operating activities provided net cash of $18.1 million, primarily generated from net income of $5.7 million, non-cash depreciation and amortization charges of $3.0 million and non-cash share-based compensation expense of $1.8 million. Working capital, excluding cash, decreased by approximately $8.2 million mainly due to collection of annual maintenance renewals that are billed near the end of December offset by bonus payments and timing of payments on wages and income tax liabilities.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 64 days at March 31, 2012, compared to 99 days at December 31, 2011 and 81 days at March 31, 2011. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO usually declines in the first quarter compared to the fourth quarter. We collected several large accounts receivable in the first three months ending March 31, 2012, one of which was outstanding for more than one year. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $6.9 million in the three months ending March 31, 2012 compared to $7.6 million for the same period in 2011. In 2012, we completed the acquisitions of Unifund and Akanda. The combined cash purchase price paid in 2012, net of cash acquired, was approximately $5.8 million. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas. The acquisition and capital expenditures were funded from cash generated from operations.

Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through February 2012. As of March 31, 2012 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-

backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through February 2012. We did not record any unrealized gains or losses on our ARS in the three months ended March 31, 2012. Based on our cash and cash equivalents balance of $9.9 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Financing activities used cash of $2.6 million in the three months ended March 31, 2012 compared to $9.8 million in the same period for 2011. Cash used by financing activities in 2012 consisted of net payments of $4.7 million on our revolving line of credit which were somewhat offset by collections of $1.4 million from stock option exercises and employee stock purchase plan activity. Cash used by financing activities in 2011 was primarily comprised of purchases of 335,000 shares of our common stock for $6.8 million. We also collected $799,000 from stock option exercises and employee stock purchase plan activity.

At March 31, 2012, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the three months ended March 31, 2012. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. We had available borrowing capacity of $88.1 million as of March 31, 2012. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of March 31, 2012, our effective average interest rate for borrowings during the three months ended March 31, 2012 was 3.3%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2012, we were in compliance with those covenants.

We made federal and state income tax payments, net of refunds, of $1.4 million in the three months ended March 31, 2012 compared to $174,000 in the prior year.

In April 2012, we acquired all of the capital stock of Computer Software Associates, Inc. (“CSA”) for a cash purchase price of $9.8 million. CSA is a reseller of our Infinite Visions school enterprise solution, and sells proprietary CSA tax and recording solutions to county governments.

Excluding acquisitions and investments in office buildings, we anticipate that 2012 capital spending will be between $6.0 million and $7.0 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2012, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. We also plan to spend approximately $16.7 million over the next two years in connection with the construction of an office building in Plano, Texas. We expect approximately $9.0 million of the total cost will be paid in 2012 with the remainder paid in 2013. Capital spending, including the construction of an office facility, is expected to be funded from existing cash balances and cash flows from operations.

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

Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of March 31, 2012 utilizing a discounted trinomial model.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through February 2012. Based on our cash and cash equivalents balance of $9.9 million, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

As of March 31, 2012 we had $56.0 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of March 31, 2012 our average interest rate was 3.7%. Assuming borrowings of $56.0 million, a hypothetical 10% increase in our interest rate at March 31, 2012 for a one year period would result in approximately $209,000 of additional interest rate expense.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2012, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

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

Date: April 26, 2012