Form 10-Q
period 2012-06-30
TYLER TECHNOLOGIES INC
filed 2012-07-26
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    Yes   ☐    No  ☒

The number of shares of common stock of registrant outstanding on July 23, 2012 was 30,298,000.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Software licenses	$8,294	$8,308	$15,736	$15,130
Subscriptions	10,553	7,277	20,521	14,241
Software services	21,737	17,992	40,267	34,756
Maintenance	42,060	35,056	81,910	70,568
Appraisal services	5,771	5,987	11,453	12,184
Hardware and other	2,953	2,115	4,204	3,249

Total revenues	91,368	76,735	174,091	150,128

Cost of revenues:
Software licenses	484	989	1,050	1,784
Acquired software	482	244	892	539
Software services, maintenance and subscriptions	43,118	35,502	82,931	70,682
Appraisal services	3,876	3,702	7,672	7,526
Hardware and other	2,709	2,161	3,428	2,837

Total cost of revenues	50,669	42,598	95,973	83,368

Gross profit	40,699	34,137	78,118	66,760

Selling, general and administrative expenses	21,699	18,466	43,034	35,754
Research and development expense	5,408	5,035	10,502	9,584
Amortization of customer and trade name intangibles	1,137	803	2,083	1,607

Operating income	12,455	9,833	22,499	19,815

Other expense, net	773	524	1,476	1,024

Income before income taxes	11,682	9,309	21,023	18,791
Income tax provision	4,577	3,685	8,237	7,439

Net income	$7,105	$5,624	$12,786	$11,352

Earnings per common share:
Basic	$0.24	$0.18	$0.42	$0.36

Diluted	$0.22	$0.17	$0.39	$0.34

Comprehensive income	$7,105	$5,624	$12,786	$11,352

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$312	$1,326
Short-term investments available-for-sale	50	25
Accounts receivable (less allowance for losses of $1,016 in 2012 and $990 in 2011)	100,460	90,012
Prepaid expenses	8,159	8,348
Other current assets	3,184	2,286
Deferred income taxes	5,095	5,095

Total current assets	117,260	107,092

Accounts receivable, long-term portion	576	2,095
Property and equipment, net	42,500	40,915
Non-current investments available-for-sale	1,903	1,953

Other assets:
Goodwill	112,750	106,094
Other intangibles, net	43,990	35,628
Sundry	1,467	1,614

	$320,446	$295,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,768	$3,211
Accrued liabilities	22,523	24,751
Deferred revenue	125,721	123,678

Total current liabilities	150,012	151,640

Revolving line of credit	65,700	60,700
Deferred income taxes	5,127	4,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2012 and 2011	481	481
Additional paid-in capital	153,988	152,859
Accumulated other comprehensive loss, net of tax	(355)	(355)
Retained earnings	142,901	130,115
Treasury stock, at cost; 17,869,069 and 18,176,050 shares in 2012 and 2011, respectively	(197,408)	(204,990)

Total shareholders’ equity	99,607	78,110

	$320,446	$295,391

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,786	$11,352
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,336	5,219
Share-based compensation expense	3,603	2,969
Excess tax benefit from exercises of share-based arrangements	(1,581)	(1,692)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(7,706)	(8,026)
Income tax payable	(190)	1,552
Prepaid expenses and other current assets	(262)	(814)
Accounts payable	(1,637)	(295)
Accrued liabilities	(2,152)	1,197
Deferred revenue	(772)	7,865

Net cash provided by operating activities	8,425	19,327

Cash flows from investing activities:
Proceeds from sale of investments	25	25
Cost of acquisitions, net of cash acquired	(15,175)	—
Additions to property and equipment	(4,334)	(8,416)
(Increase) decrease in other	(61)	214

Net cash used by investing activities	(19,545)	(8,177)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	5,000	5,000
Purchase of treasury shares	—	(20,884)
Contributions from employee stock purchase plan	1,166	924
Proceeds from exercise of stock options	2,359	1,416
Excess tax benefit from exercises of share-based arrangements	1,581	1,692

Net cash provided (used) by financing activities	10,106	(11,852)

Net decrease in cash and cash equivalents	(1,014)	(702)
Cash and cash equivalents at beginning of period	1,326	2,114

Cash and cash equivalents at end of period	$312	$1,412

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2012 and December 31, 2011 and operating result amounts are for the three and six months ended June 30, 2012 and 2011, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2011. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Acquisitions

In April 2012, we acquired all of the capital stock of Computer Software Associates, Inc. (“CSA”) for a cash purchase price of $9.4 million, net of cash acquired of $437,000. CSA is a reseller of Tyler’s Infinite Visions school enterprise solution, and sells proprietary CSA tax and recording solutions to county governments, primarily in the Northwest. In connection with this transaction we acquired total tangible assets of approximately $1.3 million and assumed liabilities of approximately $1.9 million. We recorded goodwill of approximately $4.6 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $5.3 million. The $5.3 million of intangible assets is attributable to customer relationships, acquired software and trade name that will be amortized over a weighted average period of approximately 11 years.

In March 2012, we acquired all the capital stock of UniFund, L.L.C. (“UniFund”) for a cash purchase price of $4.6 million, net of cash acquired of $780,000. UniFund provides enterprise resource planning solutions to schools and local governments, primarily in the Northeast. UniFund is also a reseller of Tyler’s Infinite Visions school enterprise solution. In connection with this transaction we acquired total tangible assets of approximately $745,000 and assumed liabilities of approximately $1.5 million. We recorded goodwill of approximately $1.1 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $4.3 million. The $4.3 million of intangible assets is attributable to customer relationships and acquired software that will be amortized over a weighted average period of approximately 11 years.

We recorded combined goodwill of approximately $5.7 million in connection with the acquisitions of CSA and UniFund which are both resellers of Tyler’s Infinite Visions school enterprise solution. We believe likely market participants for these transactions would be software companies with a presence in the K-12 school market. Therefore, the combined goodwill of $5.7 million arising from these acquisitions is primarily attributed to our ability to maximize the value of the customer base through Tyler’s software product suite that targets the K-12 school market and to a much lesser extent, the assembled workforces of CSA and UniFund. The operating results of CSA and UniFund are included with the operating results of the Enterprise Software Solutions segment since their date of acquisition.

In January 2012, we acquired substantially all of the assets of Akanda Innovation, Inc., a provider of web-based solutions to the public sector which are integrated with our property tax software, for a total purchase price of $2.9 million. The purchase price included certain liabilities we assumed of approximately $800,000, resulting in net cash paid to the sellers of $2.1 million, of which $900,000 was paid prior to December 31, 2011. We recorded goodwill of approximately $1.0 million, all of which is expected to be deductible for tax purposes, and acquired software of approximately $1.9 million that will be amortized over five years. The operating results of Akanda are included with the operating results of the Appraisal and Tax Software Solutions and Services segment since the date of acquisition.

Our balance sheet as of June 30, 2012 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.

(3) Financial Instruments

Assets recorded at fair value in the balance sheet as of June 30, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1 –	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 –	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of June 30, 2012 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets as well as cash and cash equivalents:

		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$312	$312	$—	$—
Investments available-for-sale	1,953	50	—	1,903

Total	$2,265	$362	$—	$1,903

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2012. As of June 30, 2012 we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of June 30, 2012 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,450	$547	$1,903

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2012. We did not record any unrealized gains or losses on our ARS in the six months ended June 30, 2012. Based on our cash and cash equivalents balance, expected operating cash flows and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using level 3 inputs for the six months ended June 30, 2012:

Balance as of December 31, 2011	$1,953
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated loss	—

Balance as of March 31, 2012	1,953
Transfers into level 3	—
Transfers out of level 3	(50)
Unrealized gains included in accumulated loss	—

Balance as of June 30, 2012	$1,903

The fair value of our revolving line of credit approximates book value as of June 30, 2012 because our interest rates reset approximately every 30 days or less. See Note 5 for further discussion of our revolving line of credit.

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2012		2011
	Shares	Amount	Shares	Amount
Purchases of common stock	—	$—	(913)	$(20,884)
Stock option exercises	267	2,359	312	1,416
Employee stock plan purchases	40	1,166	49	924

As of June 30, 2012 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of Tyler common stock.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. Our effective average interest rate for borrowings during both the three and six months ended June 30, 2012 was 3.4%. As of June 30, 2012, our average interest rate was 3.4%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2012, we were in compliance with those covenants.

As of June 30, 2012, we had $65.7 million in outstanding borrowings and available borrowing capacity of $78.4 million under the Credit Facility. We had outstanding letters of credit totaling $5.9 million as of June 30, 2012. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds before they will select us as a vendor. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of June 30, 2012 was estimated to be $46.3 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through mid-2013.

(6) Income Tax Provision

For the three and six months ended June 30, 2012, we had an effective income tax rate of 39.2% compared to 39.6% for the three and six months ended June 30, 2011. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $8.4 million in the six months ended June 30, 2012, compared to $5.9 million in net payments for the same period of the prior year.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$7,105	$5,624	$12,786	$11,352

Denominator:
Weighted-average basic common shares outstanding	30,171	32,005	30,175	31,912
Assumed conversion of dilutive securities:
Stock options	2,598	1,843	2,557	1,738

Denominator for diluted earnings per share - Adjusted weighted-average shares	32,769	33,848	32,732	33,650

Earnings per common share:
Basic	$0.24	$0.18	$0.42	$0.36

Diluted	$0.22	$0.17	$0.39	$0.34

For the three and six months ended June 30, 2012, stock options representing the right to purchase common stock of approximately 470,000 shares and 451,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2011, stock options representing the right to purchase common stock of approximately 562,000 shares and 790,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of software services, maintenance and subscriptions	$257	$214	$505	$410
Selling, general and administrative expense	1,511	1,306	3,098	2,559

Total share-based compensation expense	$1,768	$1,520	$3,603	$2,969

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management, municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

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

	Enterprise	Appraisal and Tax
	Software	Software Solutions
For the three months ended June 30, 2012	Solutions	and Services	Corporate	Totals
Revenues
Software licenses	$7,859	$435	$—	$8,294
Subscriptions	10,297	256	—	10,553
Software services	19,832	1,905	—	21,737
Maintenance	37,985	4,075	—	42,060
Appraisal services	—	5,771	—	5,771
Hardware and other	1,294	—	1,659	2,953
Intercompany	759	—	(759)	—

Total revenues	$78,026	$12,442	$900	$91,368
Segment operating income	$15,831	$2,299	$(4,056)	$14,074

	Enterprise	Appraisal and Tax
	Software	Software Solutions
For the six months ended June 30, 2012	Solutions	and Services	Corporate	Totals
Revenues
Software licenses	$14,688	$1,048	$—	$15,736
Subscriptions	20,009	512	—	20,521
Software services	36,446	3,821	—	40,267
Maintenance	73,730	8,180	—	81,910
Appraisal services	—	11,453	—	11,453
Hardware and other	2,545	—	1,659	4,204
Intercompany	1,104	—	(1,104)	—

Total revenues	$148,522	$25,014	$555	$174,091
Segment operating income	$29,250	$4,376	$(8,152)	$25,474

	Enterprise	Appraisal and Tax
	Software	Software Solutions
For the three months ended June 30, 2011	Solutions	and Services	Corporate	Totals
Revenues
Software licenses	$7,562	$746	$—	$8,308
Subscriptions	7,089	188	—	7,277
Software services	15,625	2,367	—	17,992
Maintenance	31,315	3,741	—	35,056
Appraisal services	—	5,987	—	5,987
Hardware and other	1,018	—	1,097	2,115
Intercompany	463	—	(463)	—

Total revenues	$63,072	$13,029	$634	$76,735
Segment operating income	$12,420	$2,407	$(3,947)	$10,880

	Enterprise	Appraisal and Tax
	Software	Software Solutions
For the six months ended June 30, 2011	Solutions	and Services	Corporate	Totals
Revenues
Software licenses	$13,849	$1,281	$—	$15,130
Subscriptions	13,926	315	—	14,241
Software services	29,888	4,868	—	34,756
Maintenance	62,947	7,621	—	70,568
Appraisal services	—	12,184	—	12,184
Hardware and other	2,152	—	1,097	3,249
Intercompany	870	—	(870)	—

Total revenues	$123,632	$26,269	$227	$150,128
Segment operating income	$24,768	$5,042	$(7,849)	$21,961

Reconciliation of reportable segment operating	For the three months ended June 30,		For the six months ended June 30,
income to the Company’s consolidated totals:	2012	2011	2012	2011
Total segment operating income	$14,074	$10,880	$25,474	$21,961
Amortization of acquired software	(482)	(244)	(892)	(539)
Amortization of customer and trade name intangibles	(1,137)	(803)	(2,083)	(1,607)
Other expense, net	(773)	(524)	(1,476)	(1,024)

Income before income taxes	$11,682	$9,309	$21,023	$18,791

(10) Commitments and Contingencies

Other than routine litigation arising in the ordinary course of our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

During 2011, Tyler performed certain software services for a customer under a contractual arrangement with a total value of approximately $785,000. During 2012, this customer notified us that it was rejecting acceptance of our services and further noted that it was considering a termination of the contract for cause. We have collected approximately $575,000 to date from this customer. In the event a termination for cause occurs, we could be liable for excess costs associated with the customer having to procure the services from another vendor. However, we believe the amounts collected and related services performed were valid under the terms of the arrangement.

(11) New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2011-08 amended existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became effective on January 1, 2012 and was applicable to us in our second quarter 2012. The adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

GENERAL

We provide integrated information management solutions and services for local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities as well as state governments. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”) arrangements and other hosting services as well as property appraisal outsourcing services for taxing jurisdictions. In 2010 we began providing electronic document filing solutions (“e-filings”) for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are generally derived from transaction fees.

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

In March 2012, we acquired all the capital stock of UniFund, L.L.C. (“UniFund”) for a cash purchase price of $4.6 million, net of cash acquired of $780,000. UniFund provides enterprise resource planning solutions to schools and local governments, primarily in the Northeast. UniFund is a reseller of Tyler’s Infinite Visions school enterprise solution.

In April 2012, we acquired all of the capital stock of Computer Software Associates, Inc. (“CSA”) for a cash purchase price of $9.4 million, net of cash acquired of $437,000. CSA is also a reseller of our Infinite Visions school enterprise solution, and sells proprietary CSA tax and recording solutions to county governments, primarily in the Northwest.

Our total employee count increased to 2,239 at June 30, 2012 from 2,010 at June 30, 2011. This increase includes 165 employees added as a result of several acquisitions.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue		Percentage of Total Revenue
	Second Quarter		Six Months
	2012	2011	2012	2011
Revenue:
Software licenses	9.1%	10.8%	9.0%	10.1%
Subscriptions	11.5	9.5	11.8	9.4
Software services	23.8	23.4	23.1	23.2
Maintenance	46.1	45.7	47.1	47.0
Appraisal services	6.3	7.8	6.6	8.1
Hardware and other	3.2	2.8	2.4	2.2

Total revenue	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.1	1.6	1.1	1.5
Cost of software services, maintenance and subscriptions	47.2	46.3	47.7	47.1
Cost of appraisal services	4.3	4.8	4.4	5.0
Cost of hardware and other	3.0	2.8	2.0	1.9
Selling, general and administrative expenses	23.7	24.1	24.7	23.8
Research and development expense	5.9	6.6	6.0	6.4
Amortization of customer base and trade name intangibles	1.2	1.0	1.2	1.1

Operating income	13.6	12.8	12.9	13.2
Other expense	0.8	0.7	0.8	0.7

Income before income taxes	12.8	12.1	12.1	12.5
Income tax provision	5.0	4.8	4.8	4.9

Net income	7.8%	7.3%	7.3%	7.6%

Software licenses.

The following table sets forth a comparison of our software license revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$7,859	$7,562	$297	4%	$14,688	$13,849	$839	6%
ATSS	435	746	(311)	(42)	1,048	1,281	(233)	(18)

Total software license revenue	$8,294	$8,308	$(14)	—%	$15,736	$15,130	$606	4%

Since October 2011, we have acquired several companies which provide a suite of financial and human capital management software solutions to the K-12 education market and are included in our ESS segment. Excluding the results of acquisitions software license revenue declined 6% and 1% for the three and six months ended June 30, 2012, respectively. Most of the decline was due to fewer add-on sales from our existing customer base. In addition, software license growth was reduced somewhat because of a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 24 and 35 new customers enter into subscription-based arrangements in the three and six months ending June 30, 2012, respectively compared to 13 and 26 new customers in the three and six months ended June 30, 2011, respectively. We currently expect ESS software license revenues in 2012 to be moderately higher than 2011.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$10,297	$7,089	$3,208	45%	$20,009	$13,926	$6,083	44%
ATSS	256	188	68	36	512	315	197	63

Total subscriptions revenue	$10,553	$7,277	$3,276	45%	$20,521	$14,241	$6,280	44%

Excluding the impact of acquisitions, subscription-based services revenue grew approximately 41% and 40% for the three and six months ending June 30, 2012, respectively from the prior year periods. Subscription-based services revenue primarily consists of revenues derived from SaaS arrangements and other hosted service offerings, software subscriptions and disaster recovery services. We also provide electronic document filing solutions (“e-filings”) for courts and law offices which simplify the filing and management of court related documents. Revenues from e-filings are generally derived from transaction fees. SaaS and other software subscription agreements are typically for initial periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for SaaS and other hosted service offerings provided the majority of the subscription revenue increase with the remaining increase due to new disaster recovery customers and slightly higher rates for disaster recovery services. In the three months ending June 30, 2012, we added 24 new customers and 17 existing customers elected to convert to our SaaS model. Since June 30, 2011, we have added 56 new customers and 63 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $600,000 and $1.1 million of the subscription revenue increase for the three and six months ended June 30, 2012, respectively as the result of new customers and one state expanding mandatory e-filings for court documents beginning in the last half of 2011.

Software services.

The following table sets forth a comparison of our software service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$19,832	$15,625	$4,207	27%	$36,446	$29,888	$6,558	22%
ATSS	1,905	2,367	(462)	(20)	3,821	4,868	(1,047)	(22)

Total software services revenue	$21,737	$17,992	$3,745	21%	$40,267	$34,756	$5,511	16%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services as well. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of acquisitions, software services revenue grew 13% and 10% for the three and six months ended June 30, 2012, respectively compared to the prior year periods. The increase in software services revenues is partly due to several state-wide arrangements that include more third party vendor services to build certain software interfaces as well as contract arrangements that included more programming services.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$37,985	$31,315	$6,670	21%	$73,730	$62,947	$10,783	17%
ATSS	4,075	3,741	334	9	8,180	7,621	559	7

Total maintenance revenue	$42,060	$35,056	$7,004	20%	$81,910	$70,568	$11,342	16%

We provide maintenance and support services for our software products and third party software. Excluding acquisitions, maintenance revenue increased 10% and 9% for the three and six months ended June 30, 2012, respectively compared to the prior year periods. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines. Our maintenance growth rate has declined compared to the previous year’s growth rate partly due to a number of customers converting to SaaS arrangements in the last twelve months as well as new customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	5,771	5,987	(216)	(4)	11,453	12,184	(731)	(6)

Total appraisal services revenue	$5,771	$5,987	$(216)	(4)%	$11,453	$12,184	$(731)	(6)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. The decline for the three and six months ended June 30, 2012 compared to the prior year periods is mainly due to the completion of a large contract in Pennsylvania. This decline was offset somewhat by the start-up of smaller projects, including several in Ohio. We expect appraisal revenues for 2012 will decline slightly compared to 2011.

    Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Software licenses	$484	$989	$(505)	(51)%	$1,050	$1,784	$(734)	(41)%
Acquired software	482	244	238	98	892	539	353	65
Software services, maintenance and subscriptions	43,118	35,502	7,616	21	82,931	70,682	12,249	17
Appraisal services	3,876	3,702	174	5	7,672	7,526	146	2
Hardware and other	2,709	2,161	548	25	3,428	2,837	591	21

Total cost of revenues	$50,669	$42,598	$8,071	19%	$95,973	$83,368	$12,605	15%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter		Change	Six Months		Change
($ in thousands)	2012	2011	%	2012	2011	%
Software license and acquired software	88.4%	85.2%	3.2%	87.7%	84.7%	3.0%
Software services, maintenance and subscriptions	42.0	41.2	0.8	41.9	40.9	1.0
Appraisal services	32.8	38.2	(5.4)	33.0	38.2	(5.2)
Hardware and other	8.3	(2.2)	10.5	18.5	12.7	5.8

Overall gross margin	44.5%	44.5%	—%	44.9%	44.5%	0.4%

Software licenses and acquired software. Costs of software license and acquired software is comprised of third party software costs, amortization expense for software acquired through acquisitions and amortization expense for capitalized development costs on certain software products.

For the three and six months ended June 30, 2012, cost of software license revenues relating to third party products was approximately one-half of our cost of software license revenues compared to approximately 75% of our cost of software license revenues for the three and six months ended June 30, 2011. The amortization expense of acquired software license was approximately one-half of the costs of software license for the three and six months ended June 30, 2012 compared to approximately 20% of costs of software license for the three and six months ended June 30, 2011. We completed several acquisitions in the period 2007 through the second quarter of 2012 and these costs are being amortized over a weighted average period of approximately five years.

For the three and six months ended June 30, 2012, our software license gross margin percentage increased because the product mix included less third party software. Third party software has a lower gross margin than proprietary software solutions.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as SaaS and disaster recovery. For the three and six months ended June 30, 2012, the software services, maintenance and subscriptions gross margin increased 0.8% and 1.0%, respectively compared to the prior year period in part because maintenance and various other services such as SaaS and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Excluding 145 additional employees added with acquisitions, our implementation and support staff has increased by 72 employees since June 30, 2011. Due to the volume of recent contract signings we expect to add staff for the remainder of the year which will be slightly ahead of revenues and may negatively impact the gross margin in the short-term.

Appraisal services. Our appraisal services gross margin declined in the three and six months ended June 30, 2012 compared to the prior year period. The appraisal services gross margin in the three and six months ended June 30, 2011 was positively impacted by operational efficiencies associated with a large revaluation contract which began in mid-2010 and was substantially complete by mid-2011.

Our blended gross margin increased 0.4% in the six months ended June 30, 2012 compared to the prior year period. This increase was primarily due to leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The gross margin also benefited from lower third party software costs. The gross margin for the three months ended June 30, 2012 was flat compared to the prior year period and slightly lower than the year-to-date gross margin because we are adding staff to support our recent contract signings slightly ahead of revenues.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Selling, general and administrative expenses	$21,699	$18,466	$3,233	18%	$43,034	$35,754	$7,280	20%

Excluding the impact of acquisitions, SG&A grew 13% and 17% for the three and six months ended June 30, 2012, respectively compared to the prior year periods. SG&A as a percentage of revenues for the three and six months ended June 30, 2012 was 23.7% and 24.7%, respectively compared to 24.1% and 23.8% for the three and six months ended June 30, 2011, respectively. SG&A expenses increased due to increased headcount in sales and related expenses to support geographic expansion; costs associated with consolidating office space in our new Yarmouth, Maine facility in August 2011 and other facilities related costs; higher stock compensation expense because our company stock price has increased substantially over the last twelve months; and payroll taxes associated with larger incentive compensation payments in the first quarter of 2012 relating to 2011 performance.

    Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Research and development expense	$5,408	$5,035	$373	7%	$10,502	$9,584	$918	10%

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

In the three and six months ended June 30, 2012 we did not have any research and development expense offsets compared to $415,000 for the six months ended June 30, 2011, which was the amount earned under the terms of our agreement with Microsoft. Under our amended agreement with Microsoft, the project includes offsets to research and development expense, varying in amount from quarter to quarter through 2012 for a total of approximately $6.2 million. As of June 30, 2012, we have recorded $5.2 million in cumulative offsets under this agreement from Microsoft and expect to record the remaining $1.0 million in the last half of 2012. The actual amount and timing of future research and development costs and related reimbursements and whether they are capitalized or expensed may vary.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Amortization of customer and trade name intangibles	$1,137	$803	$334	42%	$2,083	$1,607	$476	30%

Since October 2011, we have completed several acquisitions that increased customer and trade name intangibles by approximately $14.0 million. This amount is being amortized over a weighted average period of 11 years.

Other Expense, Net

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Other expense, net	$773	$524	$249	48%	$1,476	$1,024	$452	44%

The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense was higher than the prior year period due to higher debt levels associated primarily with several acquisitions completed since October 2011 and stock repurchases in the last half of 2011. The effective interest rate for both the three and six months ended June 30, 2012 was 3.4% compared to 3.5% and 3.2% for the three and six months ended June 30, 2011, respectively.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Income tax provision	$4,577	$3,685	$892	24%	$8,237	$7,439	$798	11%

Effective income tax rate	39.2%	39.6%			39.2%	39.6%

The effective income tax rates for the three and six months ended June 30, 2012 and 2011 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2012, we had cash and cash equivalents of $312,000 and investments available-for-sale of $2.0 million, compared to cash and cash equivalents of $1.3 million and investments available-for-sale of $2.0 million at December 31, 2011. As of June 30, 2012, we had $65.7 million in outstanding borrowings and outstanding letters of credit totaling $5.9 million. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds before they will select us as a vendor. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of June 30, 2012 was estimated to be $46.3 million. We provide letters of credit as security for issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through mid-2013. We currently believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2012	2011
Cash flows provided (used) by:
Operating activities	$8,425	$19,327
Investing activities	(19,545)	(8,177)
Financing activities	10,106	(11,852)

Net decrease in cash and cash equivalents	$(1,014)	$(702)

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

For the six months ended June 30, 2012, operating activities provided net cash of $8.4 million, primarily generated from net income of $12.8 million, non-cash depreciation and amortization charges of $6.3 million and non-cash share-based compensation expense of $3.6 million. Working capital, excluding cash, increased approximately $12.7 million. Net operating assets increased partly due to higher accounts receivable because our maintenance billing cycle typically peaks at its highest level in June. Working capital also increased due to bonus payments and timing of payments on income tax liabilities and vendor invoices.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 99 days at June 30, 2012, compared to 99 days at December 31, 2011 and 106 days at June 30, 2011. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO usually increases in the second and fourth quarter. We collected several large accounts receivable in the three months ending March 31, 2012, one of which was outstanding for more than one year. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $19.5 million in the six months ending June 30, 2012 compared to $8.2 million for the same period in 2011. In 2012, we completed the acquisitions of Akanda, UniFund and CSA. The combined cash purchase price paid in 2012, net of cash acquired, was approximately $15.2 million. In the three months ended June 30, 2012 we purchased an office building and land in Moraine, Ohio to support our appraisal and tax operations for a purchase price of $2.6 million which was comprised of $1.7 million in cash and land and a building valued at $900,000. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas. These expenditures were funded from cash generated from operations and borrowings under our revolving credit line.

Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2012. As of June 30, 2012 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2012. We did not record any unrealized gains or losses on our ARS in the six months ended June 30, 2012. Based on our cash and cash equivalents balance, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Financing activities provided cash of $10.1 million in the six months ended June 30, 2012 compared to $11.9 million cash used for the same period for 2011. Cash provided by financing activities in 2012 consisted of $5.0 million borrowings on our revolving line of credit and collections of $3.5 million from stock option exercises and employee stock purchase plan activity. Cash used by financing activities in 2011 was primarily comprised of purchases of 913,000 shares of our common stock for $20.9 million. In the six months ended June 30, 2011, we collected $2.3 million from stock option exercises and employee stock purchase plan activity.

At June 30, 2012, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the six months ended June 30, 2012. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. We had available borrowing capacity of $78.4 million as of June 30, 2012. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of June 30, 2012, our effective average interest rate for borrowings during the three and six months ended June 30, 2012 was 3.4%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2012, we were in compliance with those covenants.

We made federal and state income tax payments, net of refunds, of $8.4 million in the six months ended June 30, 2012 compared to $5.9 million in the prior year.

Excluding acquisitions and investments in office buildings, we anticipate that 2012 capital spending will be between $7.5 million and $8.5 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2012, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. We also plan to spend approximately $16.8 million over the next two years in connection with the construction of an office building in Plano, Texas. We expect approximately $7.5 million of the total cost will be paid in 2012 with the remainder paid in 2013. Capital spending, including the construction of an office facility, is expected to be funded from cash flows from operations and borrowings under our revolving credit line.

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

Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 20 to 30 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of June 30, 2012 utilizing a discounted trinomial model.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2012. Based on our cash and cash equivalents balance, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

As of June 30, 2012 we had $65.7 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of June 30, 2012 our average interest rate was 3.4%. Assuming borrowings of $65.7 million, a hypothetical 10% increase in our interest rate at June 30, 2012 for a one year period would result in approximately $225,000 of additional interest rate expense.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2012, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: July 26, 2012