Form 10-Q
period 2012-09-30
TYLER TECHNOLOGIES INC
filed 2012-10-25
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares of common stock of registrant outstanding on October 22, 2012 was 30,559,000.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Software licenses	$8,704	$7,631	$24,440	$22,761
Subscriptions	11,335	7,989	31,856	22,230
Software services	22,099	17,644	62,366	52,400
Maintenance	44,452	37,011	126,362	107,579
Appraisal services	5,594	5,761	17,047	17,945
Hardware and other	1,661	1,148	5,865	4,397

Total revenues	93,845	77,184	267,936	227,312

Cost of revenues:
Software licenses	458	536	1,508	2,320
Acquired software	478	243	1,370	782
Software services, maintenance and subscriptions	43,485	35,689	126,416	106,371
Appraisal services	3,598	3,776	11,270	11,302
Hardware and other	882	808	4,310	3,645

Total cost of revenues	48,901	41,052	144,874	124,420

Gross profit	44,944	36,132	123,062	102,892

Selling, general and administrative expenses	20,909	18,755	63,943	54,509
Research and development expense	4,273	4,196	14,775	13,780
Amortization of customer and trade name intangibles	1,103	801	3,186	2,408

Operating income	18,659	12,380	41,158	32,195

Other expense, net	849	562	2,325	1,586

Income before income taxes	17,810	11,818	38,833	30,609
Income tax provision	6,978	4,312	15,215	11,751

Net income	$10,832	$7,506	$23,618	$18,858

Earnings per common share:
Basic	$0.36	$0.24	$0.78	$0.60

Diluted	$0.33	$0.23	$0.72	$0.57

Comprehensive income	$10,914	$7,506	$23,700	$18,858

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$103	$1,326
Short-term investments available-for-sale	—	25
Accounts receivable (less allowance for losses of $1,107 in 2012 and $990 in 2011)	78,218	90,012
Prepaid expenses	8,171	8,348
Other current assets	2,521	2,286
Deferred income taxes	5,051	5,095

Total current assets	94,064	107,092

Accounts receivable, long-term portion	681	2,095
Property and equipment, net	43,017	40,915
Non-current investments available-for-sale	2,029	1,953

Other assets:
Goodwill	112,750	106,094
Other intangibles, net	42,319	35,628
Sundry	1,234	1,614

	$296,094	$295,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,169	$3,211
Accrued liabilities	22,358	24,751
Deferred revenue	120,127	123,678

Total current liabilities	144,654	151,640

Revolving line of credit	28,000	60,700
Deferred income taxes	5,431	4,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2012 and 2011	481	481
Additional paid-in capital	155,248	152,859
Accumulated other comprehensive loss, net of tax	(273)	(355)
Retained earnings	153,733	130,115
Treasury stock, at cost; 17,610,931 and 18,176,050 shares in 2012 and 2011, respectively	(191,180)	(204,990)

Total shareholders’ equity	118,009	78,110

	$296,094	$295,391

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$23,618	$18,858
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	9,616	7,778
Share-based compensation expense	5,506	4,585
Excess tax benefit from exercises of share-based arrangements	(3,283)	(1,721)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	14,431	6,423
Income tax payable	2,533	3,225
Prepaid expenses and other current assets	(302)	(655)
Accounts payable	(1,236)	1,110
Accrued liabilities	(2,263)	(22)
Deferred revenue	(6,366)	5,524

Net cash provided by operating activities	42,254	45,105

Cash flows from investing activities:
Proceeds from sale of investments	75	50
Cost of acquisitions, net of cash acquired	(15,229)	—
Additions to property and equipment	(6,351)	(9,926)
Decrease in other	41	199

Net cash used by investing activities	(21,464)	(9,677)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(32,700)	31,500
Purchase of treasury shares	—	(68,525)
Contributions from employee stock purchase plan	1,832	1,472
Proceeds from exercise of stock options	5,572	1,570
Excess tax benefit from exercises of share-based arrangements	3,283	1,721

Net cash used by financing activities	(22,013)	(32,262)

Net (decrease) increase in cash and cash equivalents	(1,223)	3,166
Cash and cash equivalents at beginning of period	1,326	2,114

Cash and cash equivalents at end of period	$103	$5,280

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2012 and December 31, 2011 and operating result amounts are for the three and nine months ended September 30, 2012 and 2011, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2011. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

We recorded combined goodwill of approximately $5.7 million in connection with the acquisitions of CSA and UniFund, which are both resellers of Tyler’s Infinite Visions school enterprise solution. We believe likely market participants for these transactions would be software companies with a presence in the K-12 school market. Therefore, the combined goodwill of $5.7 million arising from these acquisitions is primarily attributed to our ability to maximize the value of the customer base through Tyler’s software product suite that targets the K-12 school market and to a much lesser extent, the assembled workforces of CSA and UniFund. The operating results of CSA and UniFund are included with the operating results of the Enterprise Software Solutions segment since their dates of acquisition.

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

Our balance sheet as of September 30, 2012 reflects the allocation of the purchase price to the assets acquired based on their estimated fair values at the date of acquisition.

(3) Financial Instruments

Assets recorded at fair value in the balance sheet as of September 30, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1 –	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 –	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of September 30, 2012 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets as well as cash and cash equivalents:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$103	$103	$—	$—
Investments available-for-sale	2,029	—	—	2,029

Total	$2,132	$103	$—	$2,029

Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 20 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2012. As of September 30, 2012 we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of September 30, 2012 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,450	$421	$2,029

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $82,000, net of related tax effects of $44,000 in the nine months ending September 30, 2012, which is included in accumulated other comprehensive loss on our balance sheet.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or

AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2012. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using level 3 inputs for the nine months ended September 30, 2012:

Balance as of December 31, 2011	$1,953
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated loss	—

Balance as of March 31, 2012	1,953
Transfers into level 3	—
Transfers out of level 3	(50)
Unrealized gains included in accumulated loss	—

Balance as of June 30, 2012	1,903
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated loss	126

Balance as of September 30, 2012	$2,029

The fair value of our revolving line of credit approximates book value as of September 30, 2012 because our interest rates reset approximately every 30 days or less. See Note 5 for further discussion of our revolving line of credit.

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Nine months ended September 30,
	2012		2011
	Shares	Amount	Shares	Amount
Purchases of common stock	—	$—	(2,951)	$(70,480)
Stock option exercises	506	5,572	325	1,570
Employee stock plan purchases	59	1,832	73	1,472

As of September 30, 2012 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of Tyler common stock.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. Our effective average interest rate for borrowings during both the three and nine months ended September 30, 2012 was 3.3%. As of September 30, 2012, our average interest rate was 3.6%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2012, we were in compliance with those covenants.

As of September 30, 2012, we had $28.0 million in outstanding borrowings and available borrowing capacity of $116.1 million under the Credit Facility. We had outstanding letters of credit totaling $5.9 million as of September 30, 2012. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contract. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of September 30, 2012 was estimated to be $43.0 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through 2013.

(6) Income Tax Provision

For the three and nine months ended September 30, 2012, we had an effective income tax rate of 39.2% compared to 36.5% and 38.4% for the three and nine months ended September 30, 2011, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $12.7 million in the nine months ended September 30, 2012, compared to $8.5 million in net payments for the same period of the prior year.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$10,832	$7,506	$23,618	$18,858

Denominator:
Weighted-average basic common shares outstanding	30,387	31,097	30,267	31,247
Assumed conversion of dilutive securities:
Stock options	2,599	1,863	2,571	1,780

Denominator for diluted earnings per share—Adjusted weighted-average shares	32,986	32,960	32,838	33,027

Earnings per common share:
Basic	$0.36	$0.24	$0.78	$0.60

Diluted	$0.33	$0.23	$0.72	$0.57

For the three and nine months ended September 30, 2012, stock options representing the right to purchase common stock of approximately 427,000 shares and 443,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2011, stock options representing the right to purchase common stock of approximately 764,000 shares and 781,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of software services, maintenance and subscriptions	$286	$239	$791	$649
Selling, general and administrative expense	1,617	1,377	4,715	3,936

Total share-based compensation expense	$1,903	$1,616	$5,506	$4,585

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management, municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

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

We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income as income before noncash amortization of intangible assets associated with their acquisition, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company.

For the three months ended September 30, 2012

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$8,307	$397	$—	$8,704
Subscriptions	10,960	375	—	11,335
Software services	20,213	1,886	—	22,099
Maintenance	40,282	4,170	—	44,452
Appraisal services	—	5,594	—	5,594
Hardware and other	1,661	—	—	1,661
Intercompany	559	—	(559)	—

Total revenues	$81,982	$12,422	$(559)	$93,845
Segment operating income	$21,851	$2,517	$(4,128)	$20,240

For the nine months ended September 30, 2012

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$22,995	$1,445	$—	$24,440
Subscriptions	30,969	887	—	31,856
Software services	56,659	5,707	—	62,366
Maintenance	114,012	12,350	—	126,362
Appraisal services	—	17,047	—	17,047
Hardware and other	4,206	—	1,659	5,865
Intercompany	1,663	—	(1,663)	—

Total revenues	$230,504	$37,436	$(4)	$267,936
Segment operating income	$51,101	$6,893	$(12,280)	$45,714

For the three months ended September 30, 2011

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$7,081	$550	$—	$7,631
Subscriptions	7,800	189	—	7,989
Software services	15,199	2,445	—	17,644
Maintenance	33,152	3,859	—	37,011
Appraisal services	—	5,761	—	5,761
Hardware and other	1,148	—	—	1,148
Intercompany	599	—	(599)	—

Total revenues	$64,979	$12,804	$(599)	$77,184
Segment operating income	$14,165	$2,514	$(3,255)	$13,424

For the nine months ended September 30, 2011

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$20,930	$1,831	$—	$22,761
Subscriptions	21,726	504	—	22,230
Software services	45,087	7,313	—	52,400
Maintenance	96,099	11,480	—	107,579
Appraisal services	—	17,945	—	17,945
Hardware and other	3,300	—	1,097	4,397
Intercompany	1,469	—	(1,469)	—

Total revenues	$188,611	$39,073	$(372)	$227,312
Segment operating income	$38,933	$7,556	$(11,104)	$35,385

Reconciliation of reportable segment operating income to the Company’s consolidated totals:	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total segment operating income	$20,240	$13,424	$45,714	$35,385
Amortization of acquired software	(478)	(243)	(1,370)	(782)
Amortization of customer and trade name intangibles	(1,103)	(801)	(3,186)	(2,408)
Other expense, net	(849)	(562)	(2,325)	(1,586)

Income before income taxes	$17,810	$11,818	$38,833	$30,609

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

Our total employee count increased to 2,276 at September 30, 2012 from 2,011 at September 30, 2011. This increase includes 163 employees added as a result of several acquisitions.

Outlook

Consistent with 2011, we expect to continue to invest aggressively in product development in 2012. We believe that our competitive position is strong and that the majority of our growth will come from recurring revenues. We expect that software services revenues and margins in the fourth quarter will be lower than the third quarter as the result of seasonal lower utilization around the holidays.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue
	Third Quarter		Nine Months
	2012	2011	2012	2011
Revenue:
Software licenses	9.3%	9.9%	9.1%	10.0%
Subscriptions	12.1	10.3	11.9	9.8
Software services	23.5	22.9	23.3	23.1
Maintenance	47.4	48.0	47.2	47.3
Appraisal services	6.0	7.5	6.3	7.9
Hardware and other	1.7	1.4	2.2	1.9

Total revenue	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.0	1.0	1.1	1.4
Cost of software services, maintenance and subscriptions	46.3	46.3	47.2	46.8
Cost of appraisal services	3.8	4.9	4.2	5.0
Cost of hardware and other	0.9	1.0	1.6	1.6
Selling, general and administrative expenses	22.3	24.3	23.9	24.0
Research and development expense	4.6	5.5	5.5	6.0
Amortization of customer base and trade name intangibles	1.2	1.0	1.2	1.0

Operating income	19.9	16.0	15.3	14.2
Other expense	0.9	0.7	0.8	0.7

Income before income taxes	19.0	15.3	14.5	13.5
Income tax provision	7.5	5.6	5.7	5.2

Net income	11.5%	9.7%	8.8%	8.3%

Software licenses.

The following table sets forth a comparison of our software license revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$8,307	$7,081	$1,226	17%	$22,995	$20,930	$2,065	10%
ATSS	397	550	(153)	(28)	1,445	1,831	(386)	(21)

Total software license revenue	$8,704	$7,631	$1,073	14%	$24,440	$22,761	$1,679	7%

Since October 2011, we have acquired several companies which primarily provide financial and human capital management software solutions to the K-12 education market and are included in our ESS segment. Excluding the results of acquisitions, software license revenue for the three months ended September 30, 2012 increased 3% compared to the prior year period due to investments in certain financial products resulting in a more competitive offering. Excluding the results of acquisitions, software license revenue for the nine months ended September 30, 2012 was flat compared to the prior year period due to fewer add-on sales from our existing customer base. In addition, software license growth was reduced somewhat because of a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 12 and 47 new customers enter into subscription-based arrangements in the three and nine months ending September 30, 2012, respectively compared to 12 and 38 new customers in the three and nine months ended September 30, 2011, respectively. We currently expect ESS software license revenues in 2012 to be slightly higher than 2011.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$10,960	$7,800	$3,160	41%	$30,969	$21,726	$9,243	43%
ATSS	375	189	186	98	887	504	383	76

Total subscriptions revenue	$11,335	$7,989	$3,346	42%	$31,856	$22,230	$9,626	43%

Excluding the impact of acquisitions, subscription-based services revenue grew approximately 38% and 40% for the three and nine months ending September 30, 2012, respectively from the prior year periods. Subscription-based services revenue primarily consists of revenues derived from SaaS arrangements and other hosted service offerings, software subscriptions and disaster recovery services. We also provide electronic document filing solutions (“e-filings”) for courts and law offices which simplify the filing and management of court related documents. Revenues from e-filings are generally derived from transaction fees. SaaS and other software subscription agreements are typically for initial periods of three to six years and automatically renew unless either party cancels the agreement. Disaster recovery and miscellaneous other hosted service agreements are typically renewable annually. New customers for SaaS and other hosted service offerings provided the majority of the subscription revenue increase. In the three months ending September 30, 2012, we added 12 new customers and 19 existing customers elected to convert to our SaaS model. Since September 30, 2011, we have added 56 new customers and 65 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $615,000 and $1.6 million of the subscription revenue increase for the three and nine months ended September 30, 2012, respectively as the result of new customers and several court systems expanding mandatory e-filings for court documents beginning in the last half of 2011.

Software services.

The following table sets forth a comparison of our software service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$20,213	$15,199	$5,014	33%	$56,659	$45,087	$11,572	26%
ATSS	1,886	2,445	(559)	(23)	5,707	7,313	(1,606)	(22)

Total software services revenue	$22,099	$17,644	$4,455	25%	$62,366	$52,400	$9,966	19%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of acquisitions, software services revenue grew 17% and 13% for the three and nine months ended September 30, 2012, respectively compared to the prior year periods. The increase in software services revenues is partly due to slightly higher software license volume and contract arrangements that included more programming services as well as several state-wide arrangements that in addition to our services, include more third party vendor services to build certain software interfaces.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$40,282	$33,152	$7,130	22%	$114,012	$96,099	$17,913	19%
ATSS	4,170	3,859	311	8	12,350	11,480	870	8

Total maintenance revenue	$44,452	$37,011	$7,441	20%	$126,362	$107,579	$18,783	17%

We provide maintenance and support services for our software products and third party software. Excluding acquisitions, maintenance revenue increased 10% and 9% for the three and nine months ended September 30, 2012, respectively compared to the prior year periods. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	5,594	5,761	(167)	(3)	17,047	17,945	(898)	(5)

Total appraisal services revenue	$5,594	$5,761	$(167)	(3)%	$17,047	$17,945	$(898)	(5)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. The decline for the three and nine months ended September 30, 2012 compared to the prior year periods is mainly due to the completion of a large contract in Pennsylvania. This decline was offset somewhat by the start-up of smaller projects, including several in Ohio. We expect appraisal revenues for 2012 will decline slightly compared to 2011.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Software licenses	$458	$536	$(78)	(15)%	$1,508	$2,320	$(812)	(35)%
Acquired software	478	243	235	97	1,370	782	588	75
Software services, maintenance and subscriptions	43,485	35,689	7,796	22	126,416	106,371	20,045	19
Appraisal services	3,598	3,776	(178)	(5)	11,270	11,302	(32)	—
Hardware and other	882	808	74	9	4,310	3,645	665	18

Total cost of revenues	$48,901	$41,052	$7,849	19%	$144,874	$124,420	$20,454	16%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter		Change	Nine Months		Change
	2012	2011	%	2012	2011	%
Software license and acquired software	89.2%	89.8%	(0.6)%	88.2%	86.4%	1.8%
Software services, maintenance and subscriptions	44.2	43.0	1.2	42.7	41.6	1.1
Appraisal services	35.7	34.5	1.2	33.9	37.0	(3.1)
Hardware and other	46.9	29.6	17.3	26.5	17.1	9.4

Overall gross margin	47.9%	46.8%	1.1%	45.9%	45.3%	0.6%

Software licenses and acquired software. Costs of software license and acquired software are primarily comprised of third party software costs and amortization expense for software acquired through acquisitions. For the three months ended September 30, 2012, our software license gross margin percentage declined because of higher amortization expense associated with four acquisitions from October 2011 through April 2012. These costs are being amortized over a weighted average period of approximately five years. For the nine months ended September 30, 2012, our software license gross margin percentage increased because the product mix included less third party software which offset higher amortization expense associated with acquisitions. Third party software has a lower gross margin than proprietary software solutions.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as SaaS and disaster recovery. For the three and nine months ended September 30, 2012, the software services, maintenance and subscriptions gross margin percentage increased 1.2% and 1.1%, respectively compared to the prior year periods in part because maintenance and various other services such as SaaS and disaster recovery costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as slightly higher rates on certain services. We are also managing costs and staff levels to ensure they are in line with demand for professional services. Excluding 144 additional employees added with acquisitions, our implementation and support staff has increased by 102 employees since September 30, 2011. Due to the volume of recent contract signings we expect to add staff for the remainder of the year which will be slightly ahead of revenues and may negatively impact the gross margin in the short-term as well as seasonal lower utilization around the holidays.

Appraisal services. Our appraisal services revenues are approximately 6% of total revenues. The appraisal services gross margin percentage increased in the three months ended September 30, 2012 compared to the prior year period due to very small adjustments to related costs such as travel. The appraisal services gross margin percentage in the nine months ended September 30, 2011 was positively impacted by operational efficiencies associated with a large revaluation contract which began in mid-2010 and was substantially complete by mid-2011.

Our blended gross margin increased 1.1% and .6% in the three and nine months ended September 30, 2012, respectively, compared to the prior year periods. This increase was primarily due to leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The gross margin also benefited from lower third party software costs in the nine months ended September 30, 2012.

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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Selling, general and administrative expenses	$20,909	$18,755	$2,154	11%	$63,943	$54,509	$9,434	17%

Excluding the impact of acquisitions, SG&A grew 9% and 14% for the three and nine months ended September 30, 2012, respectively compared to the prior year periods. SG&A as a percentage of revenues for the three and nine months ended September 30, 2012 was 22.3% and 23.9%, respectively compared to 24.3% and 24.0% for the three and nine months ended September 30, 2011, respectively. SG&A expenses increased due to increased headcount in sales and related expenses to support geographic expansion; costs associated with consolidating office space in our new Yarmouth, Maine facility in August 2011 and other facilities related costs, increased incentive compensation costs due to improved results and higher stock compensation expense because our company stock price has increased substantially over the last twelve months.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Research and development expense	$4,273	$4,196	$77	2%	$14,775	$13,780	$995	7%

Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the next version of Microsoft Dynamics AX, as well as other new product development efforts. In 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. This agreement and subsequent amendments granted Microsoft intellectual property rights in the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs and royalties on direct and indirect public sector sales of the solutions co-developed under this arrangement. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect public sector sales of the co-developed solutions.

In the three and nine months ended September 30, 2012 we had $1.0 million in research and development expense offsets compared to $885,000 and $1.3 million for the three and nine months ended September 30, 2011, respectively, which were the amounts earned under the terms of our agreement with Microsoft. Under our amended agreement with Microsoft, the project included offsets to research and development expense, varying in amount from quarter to quarter through 2012 for a total of approximately $6.2 million. As of September 30, 2012, we received the final $1.0 million under this agreement.

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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Amortization of customer and trade name intangibles	$1,103	$801	$302	38%	$3,186	$2,408	$778	32%

Since October 2011, we have completed several acquisitions that increased customer and trade name intangibles by approximately $14.0 million. This amount is being amortized over a weighted average period of 11 years.

Other Expense, Net

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Other expense, net	$849	$562	$287	51%	$2,325	$1,586	$739	47%

The majority of other expense is mainly comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense was higher than the prior year period due to higher debt levels associated primarily with several acquisitions completed since October 2011 and stock repurchases in the last half of 2011. The effective interest rate for both the three and nine months ended September 30, 2012 was 3.3% compared to 3.4% and 3.3% for the three and nine months ended September 30, 2011, respectively.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2012	2011	$	%	2012	2011	$	%
Income tax provision	$6,978	$4,312	$2,666	62%	$15,215	$11,751	$3,464	29%

Effective income tax rate	39.2%	36.5%			39.2%	38.4%

The effective income tax rates for the three and nine months ended September 30, 2012 and 2011 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2012, we had cash and cash equivalents of $103,000 and investments available-for-sale of $2.0 million, compared to cash and cash equivalents of $1.3 million and investments available-for-sale of $2.0 million at December 31, 2011. As of September 30, 2012, we had $28.0 million in outstanding borrowings and outstanding letters of credit totaling $5.9 million. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contracts. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of September 30, 2012 was estimated to be $43.0 million. We provide letters of credit as security for issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through 2013. We currently believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2012	2011
Cash flows provided (used) by:
Operating activities	$42,254	$45,105
Investing activities	(21,464)	(9,677)
Financing activities	(22,013)	(32,262)

Net (decrease) increase in cash and cash equivalents	$(1,223)	$3,166

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

For the nine months ended September 30, 2012, operating activities provided net cash of $42.3 million, primarily generated from net income of $23.6 million, non-cash depreciation and amortization charges of $9.6 million and non-cash share-based compensation expense of $5.5 million. Working capital, excluding cash, decreased approximately $6.8 million mainly due to collections of annual maintenance renewal billings near the end of June. Our maintenance billing cycle typically peaks at its highest level in June with cash related to those billings collected in the third quarter. The decline in working capital was offset slightly by increased bonus payments and timing of payments on payroll liabilities and vendor invoices. In addition, deferred revenue also declined due to timing of deposit receipts.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 75 days at September 30, 2012, compared to 99 days at December 31, 2011 and 88 days at September 30, 2011. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the third quarter than the fourth quarter. We collected several large accounts receivable in the three months ending March 31, 2012, one of which was outstanding for more than one year. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $21.5 million in the nine months ending September 30, 2012 compared to $9.7 million for the same period in 2011. In 2012, we completed the acquisitions of Akanda, UniFund and CSA. The combined cash purchase price paid in 2012, net of cash acquired, was approximately $15.2 million. In May 2012 we purchased an office building and land in Moraine, Ohio to support our appraisal and tax operations for a purchase price of $2.6 million which was comprised of $1.7 million in cash and land and a building valued at $900,000. In the nine months ended September 30, 2012 we have paid approximately $1.2 million in connection with the construction of an office building in Plano, Texas. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas. These expenditures were funded from cash generated from operations and borrowings under our revolving credit line.

Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 20 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of very small partial redemptions at par in the period from July 2009 through July 2012. As of September 30, 2012 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $82,000, net of related tax effects of $44,000 in the nine months ending September 30, 2012, which is included in accumulated other comprehensive loss on our balance sheet.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2012. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Financing activities used cash of $22.0 million in the nine months ended September 30, 2012 compared to $32.3 million for the same period for 2011. Cash used by financing activities in 2012 was comprised of $32.7 million in payments on our revolving line of credit offset slightly by collections of $7.4 million from stock option exercises and employee stock purchase plan activity. Cash used by financing activities in 2011 was primarily comprised of purchases of 3.0 million shares of our common stock for $70.5 million, of which $2.0 million was included in accrued liabilities at September 30, 2011. In the nine months ended September 30, 2011, we collected $3.0 million from stock option exercises and employee stock purchase plan activity.

At September 30, 2012, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the nine months ended September 30, 2012. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. We had available borrowing capacity of $116.1 million as of September 30, 2012. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of September 30, 2012, our effective average interest rate for borrowings during the three and nine months ended September 30, 2012 was 3.3%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2012, we were in compliance with those covenants.

We made federal and state income tax payments, net of refunds, of $12.7 million in the nine months ended September 30, 2012 compared to $8.5 million in the prior year.

Excluding acquisitions and investments in office buildings, we anticipate that 2012 capital spending will be between $6.0 million and $7.0 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2012, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. We also plan to spend approximately $16.8 million in connection with the construction of an office building in Plano, Texas. We expect approximately $4.7 million of the total cost will be paid in 2012 with the remainder paid in 2013. Capital spending, including the construction of an office facility, is expected to be funded from cash flows from operations and borrowings under our revolving credit line.

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

Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 20 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of September 30, 2012 utilizing a discounted trinomial model.

In association with this estimate of fair value, we have recorded an after-tax temporary gain on our non-current ARS of $82,000, net of related tax effects of $44,000 in the nine months ending September 30, 2012, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of very small partial redemptions at par in the period July 2009 through July 2012. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

As of September 30, 2012 we had $28.0 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of September 30, 2012 our average interest rate was 3.6%. Assuming borrowings of $28.0 million, a hypothetical 10% increase in our interest rate at September 30, 2012 for a one year period would result in approximately $101,000 of additional interest rate expense.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than ordinary course, routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2012, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Date: October 25, 2012