Form 10-K
period 2012-12-31
TYLER TECHNOLOGIES INC
filed 2013-02-20
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,155,951,000 based on the reported last sale price of common stock on June 30, 2012, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on February 18, 2013 was 31,423,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 9, 2013.

TYLER TECHNOLOGIES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of virtually every major area of operation for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which utilize the Tyler private cloud. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue. In 2010 we began providing electronic document filing solutions (“e-filings”) which simplify the filing and management of court related documents.

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

Gartner estimates that state and local government application and vertical specific software spending will decline slightly from $9.3 billion in 2013 to $8.9 billion in 2016. The professional services and support segments of the market, where our business is primarily focused, is expected to expand from $36.6 billion in 2013 to $41.1 billion in 2016. Software sales in the primary and secondary education segments of the market is expected to expand from $2.8 billion in 2013 to $3.6 billion in 2016 while professional services and support are expected to grow from $2.1 billion in 2013 to $2.5 billion in 2016.

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

Each of our core software systems consists of several fully integrated applications. For customers who acquire the software for use in-house, we generally license our systems under standard perpetual license agreements that provide the customer with a fully paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financial management and education and property appraisal and tax, we offer multiple solutions designed to meet the needs of different sized governments.

We also offer SaaS arrangements, which utilize the Tyler private cloud, for customers who do not wish to maintain, update and operate these systems or to make up-front capital expenditures to implement these advanced technologies. For these customers, we deliver our software using the SaaS model — the software and client data are hosted at our data centers or at third-party locations, and customers typically sign multi-year contracts for these subscription-based services.

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

Subscription-Based Services

Subscription-based revenue is primarily derived from our SaaS arrangements, which utilize the Tyler private cloud, as well as our transaction based offerings such as e-filing solutions.

We are able to provide the majority of our software products on our SaaS model. The customers who choose this model typically do not wish to maintain, update and operate these systems or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to 10 years, but are typically contracted for a period of three to six years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services. In certain arrangements, the customer may also acquire a license to the software.

As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filings are included in subscription-based revenues, and are generally derived from transaction fees.

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

Virtually all of our software customers contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless the customer or Tyler gives notice of termination prior to expiration. Similar support is provided to our SaaS customers, and is included in their subscription fees which are classified as subscription-based revenues.

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

STRATEGY

Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:

•	Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to customers our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•	Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. For example, we offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills, and filing court documents via the Internet. We believe that the addition of such features enhances the market appeal of our core products. Since 2001, we have also offered software products as SaaS solutions which we believe will, over time, have increasing appeal to local governments and will comprise a larger percentage of our new business mix. We have also broadened our offerings of consulting and business process reengineering services.

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, the Caribbean, and the United Kingdom, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve success in selling to larger customers.

•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $216.5 million, or 60% of total revenues, in 2012. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. In addition, subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $10.4 million in 2007 to $44.6 million in 2012.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:

•	new products and services to complement our existing offerings;

•	entry into new markets related to local governments; and

•	new customers and/or geographic expansion.

•	Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement has broadened the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality was released to the market in August 2011 and is being sold in the United States and internationally through Microsoft’s distribution channels. Tyler is also now an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and we are selling the solutions directly into the government market. Tyler receives license and maintenance royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this multi-year term relationship.

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

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2012, approximately 47% of our revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Lawson Software, Inc., SAP AG, Affiliated Computer Services, Inc. (a unit of Xerox Corporation), SunGard Data Systems, Inc., New World Systems, American Cadastre, LLC (AmCad), Constellation Software, Inc. and Manatron, Inc. (a unit of Thomson Reuters). In addition, we sometimes compete with consulting and systems integration firms, such as Deloitte LLP, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us. We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive strength. Local governmental units often are required to seek competitive proposals through a request for proposal process.

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

BACKLOG

At December 31, 2012, our estimated revenue backlog was approximately $380.6 million, compared to $339.8 million at December 31, 2011. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $267.4 million, or 70%, of the backlog is expected to be recognized during 2013.

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

EMPLOYEES

At December 31, 2012, we had 2,388 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

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

Risks Associated with Selling Products and Services into the Public Sector Marketplace

A prolonged economic slowdown could harm our operations.

A prolonged economic slowdown or recession could reduce demand for our software products and services. Local and state governments may face financial pressures that could in turn affect our growth rate in 2013. There is no assurance that local and state spending levels will be unaffected by declining or stagnant general economic conditions, and if budget shortfalls occur, they may negatively impact local and state information technology spending and could have a material adverse effect upon our business, operating results, and financial condition.

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

A decline in the demand for information technology spending may result in a decrease in our revenues or lower our growth rate.

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

We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete on the basis of a number of factors, including:

•	the attractiveness of the business strategy and services we offer;

•	the breadth of products and services we offer;

•	features and functionality of our software;

•	price;

•	quality of products and service;

•	technological innovation;

•	our ability to modify existing products and services to accommodate the particular needs of our customers;

•	name recognition; and

•	our financial strength and stability.

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

Volatility in the stock markets, increasing shareholder litigation, the adoption of expansive legislation that redefines corporate controls (in particular, legislation adopted to prevent future corporate and accounting scandals), as well as other factors have at times led to volatility in premiums for directors’ and officers’ liability insurance. Volatility of the insurance market may result in future increases in our general and administrative expenses, which may adversely affect future operating results.

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

We generally grant our customers fully paid perpetual licenses to use our software applications and customers may elect to terminate our maintenance contracts and manage operations internally.

It is possible that governments and their successors and affiliates may elect to not renew maintenance contracts for our software, trying instead to maintain and operate the software themselves using their right of use license rights to the software programs and other applications we have developed for them in their operations (excluding software applications that we provide on a software-as-a-service basis). This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors.

We cannot fully protect client information from security breaches.

As a provider of hosted services, we receive, maintain, process, and transmit confidential information on behalf of our clients and other authorized users. There is no guarantee that the systems and procedures that we maintain to protect against unauthorized access to such information are adequate to protect against loss, destruction, computer break-ins, theft, or other improper activity that could jeopardize the security of such information for which we are responsible. Any such lapse in security could expose us to litigation, loss of customers, harm our business reputation, and otherwise cause a material adverse effect on our business and financial results.

Hosting services for some of our products are dependent upon the uninterrupted operation of data centers.

A material portion of our business is provided through hosting services of some of our software products. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, unauthorized intrusion, computer viruses, and other similar damaging events. If any of our data centers were to become inoperable for an extended period, we might be unable to provide our customers with contracted services. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in customer dissatisfaction, loss of revenue, and damage to our business.

Material portions of our business require the Internet infrastructure to be further developed or adequately maintained.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. If the Web continues to experience increased numbers of users, frequency of use, or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on our government portals. Such outages and delays would also hinder our customers’ ability to complete online transactions. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation. If the Internet infrastructure is not adequately further developed or maintained, use of our government portals and our citizen-to-government and business-to-government services may be reduced.

Part of our future success depends on the use of the Internet as a means to access public information and perform transactions electronically, including for example, electronic filing of court documents. This in part requires the further development and maintenance of the Internet infrastructure. If this infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals. Among other things, this further development and maintenance will require a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We occupy approximately 609,000 square feet of office space, of which 277,000 square feet is in office facilities we own. We lease our principal executive office located in Dallas, Texas, and own or lease offices for our major operations in Arizona, Colorado, Georgia, Iowa, Maine, Montana, New York, Ohio, Texas and Washington.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2012, we had approximately 1,861 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 1,861 beneficial owners of our common stock.

The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

2011:	First Quarter	$23.77	$19.99
	Second Quarter	27.14	23.09
	Third Quarter	27.56	22.15
	Fourth Quarter	32.94	24.00

2012:	First Quarter	$39.43	$29.67
	Second Quarter	41.61	36.00
	Third Quarter	44.41	36.99
	Fourth Quarter	49.60	41.95

2013:	First Quarter (through February 18, 2013)	$55.96	$48.86

We did not pay any cash dividends in 2012 or 2011. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2012	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2012)
Equity compensation plans approved by security shareholders:
Stock options	5,710,537	$20.86	2,591,855
ESPP	16,274	41.17	1,051,818
Equity compensation plans not approved by security shareholders	—	—	—

	5,726,811	$20.92	3,643,673

As of December 31, 2012, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the twelve months ended December 31, 2012. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

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

The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2007. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Tyler Technologies, Inc.	100	92.94	154.46	161.06	233.59	375.80
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 600 Information Technology Index	100	59.63	88.35	110.08	105.65	118.35

ITEM 6. SELECTED FINANCIAL DATA.

(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Revenues	$363,304	$309,391	$288,628	$290,286	$265,101
Costs and expenses:
Cost of revenues	195,602	167,479	160,311	161,523	155,314
Selling, general and administrative expenses	86,706	75,650	69,480	70,115	62,923
Research and development expense	20,140	16,414	13,971	11,159	7,286
Amortization of customer and trade name intangibles	4,279	3,331	3,225	2,705	2,438
Non-cash legal settlement related to warrants (1)	—	—	—	—	9,045

Operating income	56,577	46,517	41,641	44,784	28,095
Other (expense) income, net	(2,709)	(2,404)	(1,742)	(146)	1,181

Income from operations before income taxes	53,868	44,113	39,899	44,638	29,276
Income tax provision	20,874	16,556	14,845	17,628	14,414

Net income	$32,994	$27,557	$25,054	$27,010	$14,862

Net income per diluted share	$1.00	$0.83	$0.71	$0.74	$0.38

Weighted average diluted shares	32,916	33,154	35,528	36,624	39,184

STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$58,668	$56,435	$35,350	$42,941	$47,802
Cash flows used by investing activities	(34,736)	(28,809)	(8,694)	(13,658)	(9,554)
Cash flows used by financing activities	(18,852)	(28,414)	(34,238)	(21,349)	(46,128)

BALANCE SHEET DATA:
Total assets	$338,315	$295,391	$264,032	$270,670	$251,761
Revolving line of credit	18,000	60,700	26,500	—	—
Shareholders’ equity	145,299	78,110	106,972	134,358	114,262

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our customers, primarily local and state governments, that could negatively impact information technology spending; (2) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (3) material portions of our business require the Internet infrastructure to be further developed or adequately maintained; (4) our ability to achieve our financial forecasts due to various factors, including project delays by our customers, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (5) economic, political and market conditions, including the global economic and financial crisis, and the general tightening of access to debt or equity capital; (6) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (7) our ability to successfully complete acquisitions and achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (8) competition in the industry in which we conduct business and the impact of competition on pricing, customer retention and pressure for new products or services; (9) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (10) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.

OVERVIEW

General

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilizes the Tyler private cloud, and electronic document filing solutions (“e-filings”). In 2010 we began providing e-filings for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are generally derived from transaction fees. We also provide property appraisal outsourcing services for taxing jurisdictions.

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

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:

•	Revenues – We derive our revenues from five primary sources: sale of software licenses; subscription-based arrangements; software services; maintenance and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 60% of our revenue in 2012. The number of new SaaS customers and the number of existing customers who convert from our traditional software arrangements to our SaaS model are a significant driver to our business, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2012, our customer turnover was approximately 2%.

•	Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2012, our total employee count increased to 2,388 from 2,091 at December 31, 2011. This increase includes 169 employees added as a result of acquisitions completed in 2012.

•	Selling, General and Administrative (“SG&A”) Expenses – The primary components of SG&A expenses are administrative and sales personnel salaries and commissions, marketing expense, share-based compensation expense, rent and professional fees. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases when the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.

•	Liquidity and Cash Flows – The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and discretionary purchases of treasury stock. During 2012 we invested $9.1 million in property and equipment and paid $25.7 million in cash for four small acquisitions. Our investment in property and equipment included $4.3 million in cash in connection with the construction of an office building in Plano, Texas and purchase of land and a building in Moraine, Ohio. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet – Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.

Acquisitions

In November 2012, we acquired all of the capital stock of EnerGov Solutions, L.L.C. (“EnerGov”) which develops and sells enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. The purchase price, net of cash acquired of $15,000 was $10.5 million in cash and 60,000 shares of Tyler common stock valued at $2.8 million.

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

The operating results of these acquisitions are included in our results of operations since their dates of acquisition. The operating results of EnerGov, CSA and UniFund are included in the operating profit results of the ESS segment and the operating results of Akanda are included in the operating results of the ATSS segment.

Outlook

We expect the trend of gradual improvements in the marketplace to continue in 2013. We plan to make significant investments in our business that we believe will enhance our market leadership and improve long-term revenue and margin growth. These investments include expenses associated with new e-filing contracts as well as accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.

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

We use contract accounting, primarily the percentage-of-completion method, as discussed in ASC 605-35, Construction – Type and Certain Production – Type Contracts, for those software arrangements that involve significant production, modification or customization of the software, or where our software services are otherwise considered essential to the functionality of the software. We measure progress-to-completion primarily using labor hours incurred, or value added. In addition, we recognize revenue using the proportional performance method of revenue recognition for our property appraisal projects, some of which can range up to five years. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known. In connection with these and certain other contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the value of products delivered and services performed in the event of an early termination.

For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition. For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate the contract value to each element of the arrangement that qualifies for treatment as a separate element based on vendor-specific objective evidence of fair value (“VSOE”), and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. We review unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue which represents billings in excess of revenue earned. The majority of this liability consists of maintenance billings for which payments are made in advance and the revenue is ratably earned over the maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product has not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.

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

When testing goodwill for impairment quantitatively, we first compare the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization.

In the first quarter of 2012, ASU 2011-08, “Testing Goodwill for Impairment” became effective. ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2012, did not result in an impairment charge. During 2012 we did not identify any triggering events which would require an update to our annual impairment review.

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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2012, 2011 and 2010.

	Percentage of Total Revenue
	Years ended December 31,
	2012	2011	2010
Revenue:
Software licenses	9.1%	10.5%	12.1%
Subscriptions	12.3	10.1	8.1
Software services	23.0	22.5	23.7
Maintenance	47.3	47.4	47.0
Appraisal services	6.2	7.5	7.1
Hardware and other	2.1	2.0	2.0

Total revenue	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses and acquired software	1.1	1.3	1.8
Cost of software services, maintenance and subscriptions	47.2	46.5	47.8
Cost of appraisal services	4.1	4.7	4.5
Cost of hardware and other	1.4	1.6	1.5
Selling, general and administrative expenses	23.9	24.5	24.1
Research and development expense	5.5	5.3	4.8
Amortization of customer base and trade name intangibles	1.2	1.1	1.1

Operating income	15.6	15.0	14.4
Other expense	0.8	0.7	0.6

Income before income taxes	14.8	14.3	13.8
Income tax provision	5.7	5.4	5.1

Net income	9.1%	8.9%	8.7%

2012 Compared to 2011

Revenues

Software licenses.

The following table sets forth a comparison of our software license revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
ESS	$31,304	$30,194	$1,110	4%
ATSS	1,868	2,400	(532)	(22)

Total software license revenue	$33,172	$32,594	$578	2%

Excluding the impact of acquisitions, total software license revenue declined by 6% compared to 2011. Most of the decline was due to fewer add-on sales to our existing customer base. In addition, software license growth was reduced somewhat because of a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in no software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based services revenue over the term of the contract. We had 76 new customers that entered into subscription-based arrangements in 2012 compared to 47 new customers in 2011. We expect software license revenues in 2013 to be higher than 2012 but the mix of software license arrangements and subscription-based arrangements may reduce the degree of the increase.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
ESS	$43,319	$30,400	$12,919	42%
ATSS	1,299	760	539	71

Total subscriptions revenue	$44,618	$31,160	$13,458	43%

Subscription-based services revenue primarily consists of revenues derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filings that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filings are generally derived from transaction fees. The contract term for SaaS arrangements range from one to 10 years but are typically for a period of three to six years.

Excluding the impact of acquisitions, subscription-based services revenue increased 40% compared to 2011. New SaaS customers as well as existing customers who converted to our SaaS model provided the majority of the subscription-based revenue increase. In 2012, we added 76 new customers and 68 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $2.3 million of the subscription revenue increase as a result of new clients implementing e-filing and several existing clients adopting or expanding mandatory e-filing for court documents in the last half of 2011 and 2012.

Software services.

The following table sets forth a comparison of our software services revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
ESS	$76,103	$60,840	$15,263	25%
ATSS	7,305	8,777	(1,472)	(17)

Total software services revenue	$83,408	$69,617	$13,791	20%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of acquisitions, software services increased 14% compared to 2011. The increase is due partly to contract arrangements that included more programming services as well as several state-wide arrangements that in addition to services, include more third party vendor services to build certain software interfaces.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
ESS	$155,290	$130,999	$24,291	19%
ATSS	16,561	15,499	1,062	7

Total maintenance revenue	$171,851	$146,498	$25,353	17%

We provide maintenance and support services for our software products and certain third party software. Excluding the impact of acquisitions, maintenance revenue grew 9% from 2011. This increase was due to growth in our installed customer base and maintenance rate increases on most of our product lines, offset slightly by customers converting to our SaaS model.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
ESS	$—	$—	$—	—%
ATSS	22,543	23,228	(685)	(3)

Total appraisal services revenue	$22,543	$23,228	$(685)	(3)%

Appraisal services revenue declined 3% in 2012 compared to 2011. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. The decline is mainly due to the completion of a large contract in Pennsylvania offset slightly by the start-up of smaller projects in 2012, including several in Ohio. We expect appraisal revenues for 2013 will increase slightly compared to 2012.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
Software licenses	$1,983	$3,034	$(1,051)	(35)%
Acquired software	1,888	1,125	763	68
Software services, maintenance and subscriptions	171,584	143,776	27,808	19
Appraisal services	14,889	14,550	339	2
Hardware and other	5,258	4,994	264	5

Total cost of revenues	$195,602	$167,479	$28,123	17%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2012	2011	Change
Software license and acquired software	88.3%	87.2%	1.1%
Software services, maintenance and subscriptions	42.8	41.9	0.9
Appraisal services	34.0	37.4	(3.4)
Hardware and other	31.8	20.7	11.1

Overall gross margin	46.2%	45.9%	0.3%

Software license and acquired software. Costs of software license and acquired software are primarily comprised of third party software costs and amortization expense for software acquired through acquisitions. In 2012 our software license gross margin percentage increased compared to 2011 because our product mix included less third party software which offset higher amortization expense associated with acquisitions.

Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscription-based services primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as SaaS arrangements and e-filings. Maintenance and various other services such as SaaS costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. In 2012, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because we improved our utilization of our support and maintenance staff and due to annual rate increases on certain services. We are managing costs and staff levels to ensure they are in line with demand for professional services. Excluding 147 employees added with acquisitions, our implementation and support staff has increased by 103 employees since 2011. Most of these additions occurred mid- to late 2012. We expect to increase development efforts in 2013 for geographic expansion efforts, primarily in California and in our e-filing solutions infrastructure in order to pursue more opportunities with both existing and new clients.

In late 2012 we signed a contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing offering for TexFile, a unified, statewide electronic filing system for courts. Subsequently, the state of Texas issued an order mandating e-filing in civil cases beginning in January 2014. Mandatory e-filing will be phased in over a two and a half year period, beginning with the largest counties in January 2014. We will be paid on a per-filing basis but expect very limited revenues from TexFile e-filings in 2013. However, during 2013 we will invest significant amounts in the range of $3.0 million, to prepare to implement the system with courts across the state. With the recent order mandating e-filing in Texas, we expect that this contract will provide a long-term recurring revenue stream of $15.0 million to $20.0 million when it becomes fully mandatory.

Appraisal services. Appraisal services revenues are approximately 6% of total revenues. The appraisal services gross margin declined compared to 2011. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally ends with the projects’ completion. The appraisal services gross margin in 2011 was also favorably impacted by operational efficiencies associated with a large revaluation contract which began in mid-2010 and was substantially complete by mid-2011.

Our blended gross margin for 2012 increased 0.3% from 2011 mainly due to leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The gross margin also benefited from lower third party software costs.

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

			Change
($ in thousands)	2012	2011	$	%
Selling, general and administrative expenses	$86,706	$75,650	$11,056	15%

Excluding the impact of acquisitions, SG&A increased approximately 11% compared to 2011. SG&A as a percentage of revenues was 23.9% in 2012 compared to 24.5% in 2011. SG&A expenses increased due to higher commission expense in connection with increased sales; increased headcount in sales and related expenses to support geographic expansion; and increased incentive compensation costs due to improved results and higher stock compensation expense because our company stock price has increased substantially over the last few years.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
Research and development expense	$20,140	$16,414	$3,726	23%

Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include the next version of Microsoft Dynamics AX project, as well as other new product development efforts. In 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. This agreement and subsequent amendments granted Microsoft intellectual property rights in the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs and royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this arrangement. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this arrangement.

Our research and development expense increased $3.7 million in 2012 compared to 2011. The increase is mainly due to lower reimbursements from Microsoft in 2012. In 2012 we had $1.0 million in research and development expense offsets compared to $3.5 million in 2011, which were the amounts earned under the terms of our agreement with Microsoft. Under our amended agreement with Microsoft, the project included offsets to research and development expense, varying in amount from quarter to quarter from 2009 through 2012 for a total of approximately $6.2 million. As of September 30, 2012, we received the final $1.0 million under the agreement.

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

			Change
($ in thousands)	2012	2011	$	%
Amortization of customer and trade name intangibles	$4,279	$3,331	$948	28%

In 2012, we completed several acquisitions that increased amortizable customer and trade name intangibles by approximately $11.1 million. This amount is being amortized over a weighted average period of 11.8 years.

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2013	$4,491
2014	4,490
2015	4,490
2016	4,490
2017	4,490

Other

The following table sets forth a comparison of other expense, net for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
Other expense, net	$2,709	$2,404	$305	13%

Other expense is primarily comprised of interest expense, non-usage and other fees associated with our revolving line of credit agreement. Interest expense was higher in 2012 than 2011 due to higher debt levels associated with several acquisitions completed since October 2011 and stock repurchases in the last half of 2011. The effective interest rate in 2012 was 3.4% compared to 3.3% in 2011.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
Income tax provision	$20,874	$16,556	$4,318	26%

Effective income tax rate	38.8%	37.5%

The effective income tax rates for both years were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option (“ISOs”) dispositions and non-deductible meals and entertainment costs. The effective income tax rate in 2011 was also reduced by a research and development tax credit. The qualified manufacturing activities deduction declined in 2012 contributing to a higher effective tax rate.

Approximately 35% of our stock option expense is related to ISOs. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Non-qualified stock options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of ISOs for tax purposes, our effective tax rate from year to year is subject to variability.

2011 Compared to 2010

Revenues

Software licenses.

The following table sets forth a comparison of our software license revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
ESS	$30,194	$32,757	$(2,563)	(8)%
ATSS	2,400	2,156	244	11

Total software license revenue	$32,594	$34,913	$(2,319)	(7)%

In October 2011, we acquired Windsor, which provides a suite of financial and human capital management software solutions to the K-12 education market and is included in our ESS segment. Excluding the impact of this acquisition, total software license revenue declined by 8% compared to 2010. The decrease in software license revenues is mainly attributable to longer sales cycles and postponements of customer purchasing decisions mainly due to budgetary constraints related to economic conditions. In addition, a portion of the decline was due to a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
ESS	$30,400	$22,975	$7,425	32%
ATSS	760	323	437	135

Total subscriptions revenue	$31,160	$23,298	$7,862	34%

New customers for SaaS arrangements as well as existing customers who converted to our SaaS model provided the majority of the subscription revenue increase. In 2011, we added 47 new customers and 40 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $500,000 of the subscription revenue increase as a result of several counties and one state adopting or expanding mandatory e-filing for court documents in the last half of 2011.

Software services.

The following table sets forth a comparison of our software service revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
ESS	$60,840	$58,371	$2,469	4%
ATSS	8,777	9,969	(1,192)	(12)

Total software services revenue	$69,617	$68,340	$1,277	2%

Excluding the impact of the Windsor acquisition, software services increased 1%. In 2011 software services revenue included more third party vendor services to build certain software interfaces associated with a state-wide contract, and reflected slightly higher billing rates.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
ESS	$130,999	$120,764	$10,235	8%
ATSS	15,499	14,891	608	4

Total maintenance revenue	$146,498	$135,655	$10,843	8%

Excluding the impact of the Windsor acquisition, maintenance revenue grew 7% from 2010. This increase was due to growth in our installed customer base and slightly higher maintenance rates on most of our product lines. Our annual maintenance revenue growth rate has been reduced somewhat by the effect of existing installed customers converting to our SaaS model, which results in a loss of maintenance revenue offset by a larger increase in subscription revenue.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
ESS	$—	$—	$—	—%
ATSS	23,228	20,554	2,674	13

Total appraisal services revenue	$23,228	$20,554	$2,674	13%

Appraisal services revenue increased 13% in 2011 compared to 2010. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. We began work on several new large revaluation contracts in late 2009 and mid-2010 which provided the majority of the increase in appraisal services revenues.

Cost of Revenues and Gross Margin

The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2011	2010	$	%
Software licenses	$3,034	$3,456	$(422)	(12)%
Acquired software	1,125	1,592	(467)	(29)
Software services, maintenance and subscriptions	143,776	138,085	5,691	4
Appraisal services	14,550	12,910	1,640	13
Hardware and other	4,994	4,268	726	17

Total cost of revenues	$167,479	$160,311	$7,168	4%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2011	2010	Change
Software license and acquired software	87.2%	85.5%	1.7%
Software services, maintenance and subscriptions	41.9	39.2	2.7
Appraisal services	37.4	37.2	0.2
Hardware and other	20.7	27.3	(6.6)

Overall gross margin	45.9%	44.5%	1.4%

Software license and acquired software. Cost of software license and acquired software in 2011 was comprised of third party software license with the remaining balance primarily related to amortization expense related to acquired software. In 2010, cost of software license and acquired software also included amortization expense associated with capitalized software development. In early 2011 most of our capitalized software development costs became fully amortized. We did not capitalize any internal software development costs in 2011 or 2010. Cost of software license and acquired software also declined due to several acquired software solutions that became fully amortized in early 2011.

In 2011, our software license gross margin percentage increased compared to the prior year period because several acquired software solutions and substantially all of our capitalized software development became fully amortized by 2011.

Software services, maintenance and subscription-based services. In 2011, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because we improved our utilization of our support and maintenance staff and due to annual rate increases on certain services.

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

Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include costs associated with the Microsoft Dynamics AX project, as well as other new product development efforts. In 2011 and 2010, we offset our research and development expense by $3.5 million and $5.1 million, respectively, which were the amounts earned under the terms of our agreement with Microsoft.

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

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2012, we had cash and cash equivalents of $6.4 million and investments available-for-sale of $2.0 million, compared to cash and cash equivalents of $1.3 million and investments available-for-sale of $2.0 million at December 31, 2011. As of December 31, 2012, we had $18.0 million in outstanding borrowings and outstanding letters of credit totaling $5.9 million. Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds in connection with our contracts. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of December 31, 2012 was estimated to be $35.1 million. We provide letters of credit as security for the issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire in 2013. We believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2012	2011	2010
Cash flows provided (used) by:
Operating activities	$58,668	$56,435	$35,350
Investing activities	(34,736)	(28,809)	(8,694)
Financing activities	(18,852)	(28,414)	(34,238)

Net increase (decrease) in cash and cash equivalents	$5,080	$(788)	$(7,582)

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.

In 2012, operating activities provided net cash of $58.7 million, primarily generated from net income of $33.0 million, non-cash depreciation and amortization charges of $12.7 million and non-cash share-based compensation expense of $7.4 million. Working capital, excluding cash, declined $13.6 million mainly due to higher deferred revenue balances than 2011 due to an increase in annual software maintenance billings as a result of growth in our installed customer base. In addition, our growth in subscription-based arrangements has also contributed to larger deferred revenue balances. The increase in deferred revenues was offset somewhat by higher accounts receivable balances from annual software maintenance billings.

In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

At December 31, 2012, our days sales outstanding (“DSOs”) were 95 days compared to DSOs of 99 days at December 31, 2011. DSOs are calculated based on accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.

Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities of 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through July 2012. As of December 31, 2012 we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

In connection with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $87,000, net of related tax effects of $47,000 in 2012, which is included in accumulated other comprehensive loss on our balance sheet.

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

Investing activities used cash of $34.7 million in 2012 compared to $28.8 million in 2011. In 2012, we completed the acquisitions of Akanda, UniFund, CSA and EnerGov. The combined cash purchase prices paid in 2012, net of cash acquired was approximately $25.7 million. In May 2012 we purchased land and a building in Moraine, Ohio to support our appraisal and tax operations for a purchase price of $2.6 million, which was comprised of $1.7 million in cash and land and a building valued at $900,000. We also paid $2.3 million in 2012 in connection with the construction of an office building in Plano, Texas. These expenditures were funded from cash generated from operations and borrowings under our revolving credit line.

In 2011, we completed the acquisition of Windsor. The purchase price, net of cash acquired, was approximately $16.4 million. In March 2011 we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas.

In January 2010, we completed the acquisition of the assets of Wiznet, Inc. for $9.5 million in cash. Also, in connection with plans to consolidate workforces and support planned long-term growth, we paid $1.3 million in 2010 in connection with the construction of an office building in Lubbock, Texas. The impact of these investing activities in 2010 was offset somewhat by the release of $6.0 million of restricted cash. In August 2010, we elected to replace our cash-collateralized letters of credit with ones issued under our revolving line of credit.

Cash used in financing activities in 2012 was mainly comprised of $42.7 million in payments on our revolving line of credit offset by collections of $15.1 million from stock option exercises and contributions from the employee stock purchase plan.

In 2011, cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises, borrowings and payments on our revolving credit line and contributions from our employee stock purchase plan. During 2011, we purchased 3.0 million shares of our common stock for an aggregate purchase price of $71.8 million.

The share repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April and July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010, October 2010 and September 2011. As of December 31, 2012, we had remaining authorization to repurchase up to 1.7 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. These share repurchases are funded using our existing cash balances and borrowings under our revolving credit agreement and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

During 2010, we purchased 3.6 million shares of our common stock for an aggregate purchase price of $65.8 million.

In 2012 we issued 1.2 million shares of common stock and received $12.4 million in aggregate proceeds upon exercise of stock options. In 2011 we received $3.6 million from the exercise of options to purchase approximately 582,000 shares of our common stock under our employee stock option plan and during 2010, we received $3.2 million from the exercise of options to purchase approximately 615,000 shares of our common stock under our employee stock option plan. In 2012, 2011 and 2010 we received $2.6 million, $2.0 million and $1.9 million, respectively, from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2012 and 2011 our effective average interest rate for borrowings was 3.4% and 3.3%, respectively. As of December 31, 2012 our interest rate was 2.7%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2012, we were in compliance with those covenants.

As of December 31, 2012, we had $18.0 million in outstanding borrowings and unused available borrowing capacity of $126.1 million under the Credit Facility. In addition, as of December 31, 2012, our bank had issued outstanding letters of credit totaling $5.9 million to secure surety bonds required by some of our customer contracts. These letters of credit reduce our available borrowing capacity and expire in 2013.

We paid income taxes, net of refunds received, of $13.1 million in 2012, $13.4 million in 2011, and $15.8 million in 2010.

Excluding acquisitions and investments in office buildings, we anticipate that 2013 capital spending will be between $8.2 million and $9.2 million. We expect the majority of this capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2013, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. We also plan to spend approximately $14.8 million in 2013 in connection with the completion of construction of an office building in Plano, Texas. Capital spending, including the construction of an office facility, is expected to be funded from existing cash balances and cash flows from operations.

From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.

We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2021. Most leases contain renewal options and some contain purchase options.

Summarized in the table below are our obligations to make future payments under our long-term revolving credit agreement and lease obligations at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Revolving line of credit	$—	$18,000	$—	$—	$—	$—	$18,000
Lease obligations	6,278	4,519	3,949	3,682	3,223	3,482	25,133

Total future payment obligations	$6,278	$22,519	$3,949	$3,682	$3,223	$3,482	$43,133

As of December 31, 2012, we do not have any off-balance sheet arrangements, guarantees to third parties or material purchase commitments, except for the operating lease commitments listed above.

CAPITALIZATION

At December 31, 2012, our capitalization consisted of $18.0 million in long-term obligations and $145.3 million of shareholders’ equity. Our total debt-to-capital ratio was 11.0% at December 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of December 31, 2012 we had $18.0 million in outstanding borrowings under the Credit Facility. These borrowings bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2012 and 2011 our effective average interest rate for borrowings was 3.4% and 3.3%, respectively. As of December 31, 2012 our interest rate was 2.7%. Assuming borrowings of $18.0 million, a hypothetical 10% increase in our interest rate at December 31, 2012 for a one year period would result in approximately $49,000 of additional interest rate expense.

Investments available-for-sale consist of two ARS with stated maturities of 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of December 31, 2012, utilizing a discounted trinomial model.

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $87,000, net of related tax effects of $47,000 in 2012, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2012. Based on our cash and cash equivalents balance, expected operating cash flows and a $150.0 million revolving credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2012, Tyler’s internal control over financial reporting was effective based on those criteria.

Tyler’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-2 hereof.

Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Ernst & Young LLP as Our Independent Auditors for Fiscal Year 2013” in our Proxy Statement and is incorporated herein by reference.

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

(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit Number	Description

3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

4.2	Credit Agreement dated August 11, 2010, among Tyler Technologies, Inc. and Bank of America, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 4.1 to our Form 8-K dated August 12, 2010, and incorporated by reference herein).

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Tyler Technologies, Inc. 2010 Stock Option Plan effective as of May 13, 2010 (filed as Exhibit 4.1 to our registration statement no. 333-168499 and incorporated by reference herein).

*10.3	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated February 5, 2013.

*10.4	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated February 5, 2013.

*10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller dated February 5, 2013.

*10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated February 5, 2013.

Exhibit Number	Description

10.7	Employee Stock Purchase Plan (filed as Exhibit 10.1 to our registration statement 333-182318 dated June 25, 2012 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

**101	Instance Document

**101	Schema Document

**101	Calculation Linkbase Document

**101	Labels Linkbase Document

**101	Definition Linkbase Document

**101	Presentation Linkbase Document

*	— Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability.

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

TYLER TECHNOLOGIES, INC.

Date: February 20, 2013	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2013	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
Director
(principal executive officer)

Date: February 20, 2013	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 20, 2013	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief
Financial Officer
(principal financial officer)

Date: February 20, 2013	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: February 20, 2013	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 20, 2013	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 20, 2013	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 20, 2013	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 20, 2013	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 20, 2013 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 20, 2013

Tyler Technologies, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31

(In thousands, except per share amounts)

	2012	2011	2010
Revenues:
Software licenses	$33,172	$32,594	$34,913
Subscriptions	44,618	31,160	23,298
Software services	83,408	69,617	68,340
Maintenance	171,851	146,498	135,655
Appraisal services	22,543	23,228	20,554
Hardware and other	7,712	6,294	5,868

Total revenues	363,304	309,391	288,628

Cost of revenues:
Software licenses	1,983	3,034	3,456
Acquired software	1,888	1,125	1,592
Software services, maintenance and subscriptions	171,584	143,776	138,085
Appraisal services	14,889	14,550	12,910
Hardware and other	5,258	4,994	4,268

Total cost of revenues	195,602	167,479	160,311

Gross profit	167,702	141,912	128,317

Selling, general and administrative expenses	86,706	75,650	69,480
Research and development expense	20,140	16,414	13,971
Amortization of customer and trade name intangibles	4,279	3,331	3,225

Operating income	56,577	46,517	41,641

Other expense, net	2,709	2,404	1,742

Income before income taxes	53,868	44,113	39,899
Income tax provision	20,874	16,556	14,845

Net income	$32,994	$27,557	$25,054

Earnings per common share:
Basic	$1.09	$0.88	$0.74

Diluted	$1.00	$0.83	$0.71

Unrealized gains (losses) on investment securities available-for-sale	$134	$(123)	$200
Income tax expense (benefit) related to components of other comprehensive income (loss)	47	(43)	70

Other comprehensive income (loss), net of tax	$87	$(80)	$130

Comprehensive income	$33,081	$27,477	$25,184

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,406	$1,326
Short-term investments available-for-sale	—	25
Accounts receivable (less allowance for losses of $1,621 in 2012 and $990 in 2011)	100,327	90,012
Prepaid expenses	9,000	8,348
Other current assets	1,480	2,286
Deferred income taxes	5,544	5,095

Total current assets	122,757	107,092

Accounts receivable, long-term portion	1,187	2,095
Property and equipment, net	45,381	40,915
Non-current investments available-for-sale	2,037	1,953

Other assets:
Goodwill	119,956	106,094
Other intangibles, net	45,800	35,628
Sundry	1,197	1,614

	$338,315	$295,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,167	$3,211
Accrued liabilities	26,078	24,751
Deferred revenue	140,550	123,678

Total current liabilities	169,795	151,640

Revolving line of credit	18,000	60,700
Deferred income taxes	5,221	4,941

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized,none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2012 and 2011	481	481
Additional paid-in capital	154,018	152,859
Accumulated other comprehensive loss, net of tax	(268)	(355)
Retained earnings	163,109	130,115
Treasury stock, at cost; 16,816,903 and 18,176,050 shares in 2012 and 2011, respectively	(172,041)	(204,990)

Total shareholders’ equity	145,299	78,110

	$338,315	$295,391

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2012, 2011 and 2010

In thousands

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at December 31, 2009	48,148	$481	$153,734	$(405)	$77,504	(13,028)	$(96,956)	$134,358
Net income	—	—	—	—	25,054	—	—	25,054
Unrealized gain on investment securities, net of tax	—	—	—	130	—	—	—	130
Issuance of shares pursuant to stock compensation plan	—	—	(8,157)	—	—	615	11,338	3,181
Stock compensation	—	—	6,132	—	—	—	—	6,132
Treasury stock purchases	—	—	—	—	—	(3,559)	(65,793)	(65,793)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(218)	—	—	118	2,043	1,825
Federal income tax benefit related to exercise of stock options	—	—	2,085	—	—	—	—	2,085

Balance at December 31, 2010	48,148	481	153,576	(275)	102,558	(15,854)	(149,368)	106,972
Net income	—	—	—	—	27,557	—	—	27,557
Unrealized loss on investment securities, net of tax	—	—	—	(80)	—	—	—	(80)
Issuance of shares pursuant to stock compensation plan	—	—	(10,352)	—	—	582	13,905	3,553
Stock compensation	—	—	6,253	—	—	—	—	6,253
Treasury stock purchases	—	—	—	—	—	(3,004)	(71,802)	(71,802)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(230)	—	—	100	2,275	2,045
Federal income tax benefit related to exercise of stock options	—	—	3,612	—	—	—	—	3,612

Balance at December 31, 2011	48,148	481	152,859	(355)	130,115	(18,176)	(204,990)	78,110
Net income	—	—	—	—	32,994	—	—	32,994
Unrealized gain on investment securities, net of tax	—	—	—	87	—	—	—	87
Issuance of shares pursuant to stock compensation plan	—	—	(17,018)	—	—	1,218	29,461	12,443
Stock compensation	—	—	7,411	—	—	—	—	7,411
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	639	—	—	81	2,002	2,641
Federal income tax benefit related to exercise of stock options	—	—	8,798	—	—	—	—	8,798
Issuance of shares for acquisition	—	—	1,329	—	—	60	1,486	2,815

Balance at December 31, 2012	48,148	$481	$154,018	$(268)	$163,109	(16,817)	$(172,041)	$145,299

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$32,994	$27,557	$25,054
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,711	10,676	10,788
Share-based compensation expense	7,411	6,253	6,132
Provision for losses - accounts receivable	961	805	1,161
Excess tax benefit from exercises of share-based arrangements	(8,764)	(3,590)	(2,000)
Deferred income tax benefit	(215)	(2,916)	(959)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(6,825)	(8,544)	(1,989)
Income tax payable	7,791	6,084	(34)
Prepaid expenses and other current assets	110	(214)	104
Accounts payable	(369)	575	(1,181)
Accrued liabilities	(530)	4,887	(5,200)
Deferred revenue	13,393	14,862	3,474

Net cash provided by operating activities	58,668	56,435	35,350

Cash flows from investing activities:
Proceeds from sale of investments	75	50	75
Cost of acquisitions, net of cash acquired	(25,680)	(17,298)	(9,661)
Additions to property and equipment	(9,102)	(12,278)	(4,930)
Decrease in restricted investments	—	—	6,000
(Increase) decrease in other	(29)	717	(178)

Net cash used by investing activities	(34,736)	(28,809)	(8,694)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(42,700)	34,200	26,500
Purchase of treasury shares	—	(71,802)	(65,793)
Contributions from employee stock purchase plan	2,641	2,045	1,901
Proceeds from exercise of stock options	12,443	3,553	3,181
Debt issuance costs	—	—	(2,027)
Excess tax benefit from exercises of share-based arrangements	8,764	3,590	2,000

Net cash used by financing activities	(18,852)	(28,414)	(34,238)

Net increase (decrease) in cash and cash equivalents	5,080	(788)	(7,582)
Cash and cash equivalents at beginning of period	1,326	2,114	9,696

Cash and cash equivalents at end of period	$6,406	$1,326	$2,114

See accompanying notes.

Tyler Technologies, Inc.

Notes to Consolidated Financial Statements

(Tables in thousands, except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We provide integrated software systems and related services for the public sector, with a focus on local governments. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”) arrangements, which utilize the Tyler private cloud, and electronic document filing solutions (“e-filings”). We also provide property appraisal outsourcing services for taxing jurisdictions.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our parent company and a subsidiary, which is wholly-owned as of December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less are classified as cash and cash equivalents, which primarily consist of cash on deposit with a bank and money market funds. Cash and cash equivalents are stated at cost, which approximates market value.

INVESTMENTS

Investments consist of auction rate municipal securities. These investments are classified as available-for-sale securities and are stated at fair value in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. Unrealized holding gains and losses, net of the related tax effect, if any, are not reflected in earnings but are reported as a separate component of accumulated other comprehensive income until realized. The cost basis of securities sold is the specific cost of the auction rate municipal security. We account for the transactions as “proceeds from sales of investments” for the security relinquished, and a “purchases of investments” for the security purchased, in the accompanying Consolidated Statements of Cash Flows.

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

We typically enter into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware. The majority of our software arrangements are multiple element arrangements, but for those arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, we use contract accounting and apply the provisions of the Construction – Type and Production – Type Contracts as discussed in ASC 605-35, Multiple Elements Arrangements.

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

Subscription-Based Services

Subscription-based services primarily consist of revenues derived from SaaS arrangements, which utilize the Tyler private cloud, and e-filings.

We recognize revenue for SaaS arrangements ratably over the period of the applicable agreement as services are provided. Contract terms for SaaS arrangements range from one to ten years but are typically contracted for periods of three to six years. The majority of our SaaS arrangements also include professional services and maintenance and support services, which are classified as subscription-based revenues. In certain SaaS arrangements, the customer also acquires a license to the software.

For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition.

For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements (e.g. hosting), we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

Electronic filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third parties via our e-filing services and retrieval of filed documents via our access services. The elements for these arrangements are accounted for under ASC 605-25. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of sales as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect the statement of comprehensive income.

Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination and set-up costs associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the related SaaS hosting term.

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

Allocation of Revenue in Statements of Income

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

Other:

The majority of deferred revenue consists of unearned support and maintenance revenue that has been billed based on contractual terms in the underlying arrangement with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, subscription-based services, software and appraisal services and hardware installation. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in our contracts generally provide for the payment for the value of products delivered and services performed in the event of an early termination.

Prepaid expenses and other current assets include direct and incremental costs such as commissions associated with arrangements for which revenue recognition has been deferred. Such costs are expensed at the time the related revenue is recognized.

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

RESEARCH AND DEVELOPMENT COSTS

We expensed research and development costs of $20.1 million during 2012, $16.4 million during 2011 and $14.0 million during 2010. We reduced our research and development expense by approximately $1.0 million in 2012, $3.5 million in 2011 and $5.1 million in 2010, which was the amount earned under the terms of our strategic alliance with a development partner.

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

SHARE-BASED COMPENSATION

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to six years of continuous service from the date of grant and have a contractual term of ten years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 10 – “Share-Based Compensation” for further information.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including identifiable intangible assets, in connection with our business combinations. Upon acquisition, goodwill is assigned to the reporting unit that is expected to benefit from the synergies of the business combination, which is the reporting unit to which the related acquired technology is assigned. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by executive management. We assess goodwill for impairment annually as of April, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable.

When testing goodwill for impairment quantitatively, we first compare the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization.

In the first quarter of 2012, ASU 2011-08, “Testing Goodwill for Impairment” became effective. ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit (i.e., the first step of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2012, did not result in an impairment charge.

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

COSTS OF COMPUTER SOFTWARE

We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We did not capitalize any internal software development costs in 2012, 2011 or 2010. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our investments available-for-sale are recorded at fair value as of December 31, 2012 based upon the level of judgment associated with the inputs used to measure their fair value. See Note 3 – “Fair Value of Financial Instruments” for further information. The fair value of our revolving line of credit approximates book value as of December 31, 2012, because our interest rates reset approximately every 30 days or less. See Note 7 – “Revolving Line of Credit” for further discussion.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments in auction rate securities and accounts receivable from trade customers. Our cash and cash equivalents primarily consists of operating account balances and money market fund investments which are maintained at one major financial institution and the balances often exceed insured amounts. As of December 31, 2012 we had cash and cash equivalents of $6.4 million. We perform periodic evaluations of the credit standing of this financial institution.

Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2012.

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

The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years ended December 31,
	2012	2011	2010
Balance at beginning of year	$990	$1,603	$2,389
Provisions for losses - accounts receivable	961	805	1,161
Collection of accounts previously reserved	—	(142)	4
Deductions for accounts charged off or credits issued	(330)	(1,276)	(1,951)

Balance at end of year	$1,621	$990	$1,603

The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in a few cases, as long as five years, in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportional performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs subsequently and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; (4) some of our contracts provide for an amount to be withheld from a progress billing (generally a 10% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, we may grant extended payment terms generally to existing customers with whom we have a long-term relationship and favorable collection history.

In connection with this activity, we have recorded unbilled receivables of $11.8 million and $7.2 million at December 31, 2012 and 2011, respectively. We also have recorded retention receivables of $1.3 million and $1.9 million at December 31, 2012 and 2011, respectively, and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.

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

(2) ACQUISITIONS

2012

In November 2012, we acquired all of the capital stock of EnerGov Solutions, L.L.C. (“EnerGov”) which develops and sells enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. The purchase price, net of cash acquired of $15,000 was $10.5 million in cash and 60,000 shares of Tyler common stock valued at $2.8 million, based on the stock price on the acquisition date. In connection with this transaction we acquired total tangible assets of approximately $2.9 million and assumed liabilities of approximately $2.1 million. We have recorded goodwill of approximately $7.2 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $5.2 million. The $5.2 million of intangible assets is attributable to customer relationships, acquired software and trade name that will be amortized over a weighted average period of approximately nine years. We believe this transaction will broaden our portfolio of citizen services software solutions and that likely market participants for this transaction would be software companies with a presence in the citizen services market. Therefore, the goodwill of $7.2 million arising from this acquisition is primarily attributed to our ability to integrate EnerGov software solutions with our existing portfolio and maximize the value of the customer base through Tyler’s software product suite that targets the citizen services software market and to a much lesser extent, the assembled workforce of EnerGov. As of December 31, 2012, the purchase price allocation for EnerGov is not yet complete. The preliminary estimates of fair value assumed at the acquisition date are subject to change as valuations are finalized.

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

The operating results of EnerGov, CSA and UniFund are included with the operating results of the Enterprise Software Solutions segment since their dates of acquisition.

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

2011

In October 2011, we acquired all of the capital stock of Windsor Management Group, L.L.C. (“Windsor”) for a cash purchase price of $16.4 million, net of cash acquired of $7.4 million. Windsor provides Infinite Visions suite of school enterprise solutions for the K-12 education market, primarily in the Southwest.

2010

In January 2010 we acquired all of the assets of Wiznet, Inc. (“Wiznet”) for a cash purchase price of $9.5 million. Wiznet provides electronic document filing solutions for courts and law offices throughout the United States and is integrated with our primary courts and justice solution.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets recorded at fair value in the balance sheet as of December 31, 2012 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820, Fair Value Measurements and Disclosures, are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1 –	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 –	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of December 31, 2012 we held investments available-for-sale that are required to be measured at fair value on a recurring basis. The following tables summarize the fair value of these financial assets as well as cash and cash equivalents:

	December 31, 2012
		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,406	$6,406	$—	$—
Investments available-for-sale	2,037	—	—	2,037

Total	$8,443	$6,406	$—	$2,037

	December 31, 2011
		Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$1,326	$1,326	$—	$—
Investments available-for-sale	1,978	25	—	1,953

Total	$3,304	$1,351	$—	$1,953

Cash and cash equivalents consist of cash on deposit with a bank and money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices. These money market funds did not experience any declines in fair value in 2012.

Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities of 19 and 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had very small partial redemptions at par in the period from July 2009 through July 2012. As of December 31, 2012 we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of December 31, 2012 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Non-current investments available-for-sale	$2,450	$413	$2,037

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $87,000, net of related tax effects of $47,000 in 2012, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this temporary decline in fair value is due entirely to liquidity issues, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had very small partial redemptions at par in the period July 2009 through July 2012. Based on our cash and cash equivalents balance, expected operating cash flows, and a $150.0 million credit line, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using Level 3 inputs for the years ended December 31:

Balance as of December 31, 2009	$1,976
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales issuances and settlements	(25)
Unrealized gains included in accumulated loss	200

Balance as of December 31, 2010	2,126
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales issuances and settlements	(25)
Unrealized losses included in accumulated loss	(123)

Balance as of December 31, 2011	1,953
Transfers into level 3	—
Purchases, sales issuances and settlements	(50)
Transfers out of level 3	—
Unrealized gains included in accumulated loss	134

Balance as of December 31, 2012	$2,037

(4) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2012	2011
Land	—	$7,800	$7,549
Building and leasehold improvements	5-39	33,299	29,299
Computer equipment and purchased software	3-5	24,036	21,303
Furniture and fixtures	5	8,108	7,656
Transportation equipment	5	274	248

		73,517	66,055
Accumulated depreciation and amortization		(28,136)	(25,140)

Property and equipment, net		$45,381	$40,915

Depreciation expense was $5.6 million during 2012, $5.3 million during 2011, and $5.1 million during 2010. In May 2012 we purchased land and a building in Moraine, Ohio to support our appraisal and tax operations for a purchase price of $2.6 million, which was comprised of $1.7 million in cash and land and a building valued at $900,000.

We own office buildings in Yarmouth, Maine, Lubbock, Texas, and Moraine, Ohio. We lease some space in these buildings to third-party tenants. These leases expire between 2013 and 2017 and are expected to provide rental income of approximately $512,000 during 2013, $335,000 during 2014, $178,000 during 2015, $100,000 during 2016, and $67,000 during 2017. Rental income associated with third party tenants was $586,000 in 2012, $1.2 million in 2011 and $1.4 million in 2010, and was included as a reduction of selling, general and administrative expenses.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets and related accumulated amortization consists of the following at December 31:

	2012	2011
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$60,547	$50,552
Software acquired	32,003	26,363
Trade name	3,272	2,211
Lease acquired	1,387	1,387

	97,209	80,513
Accumulated amortization	(51,489)	(45,045)

Acquisition intangibles, net	$45,720	$35,468

Post acquisition software development costs	$36,701	$36,701
Accumulated amortization	(36,621)	(36,541)

Post acquisition software costs, net	$80	$160

Total other intangibles	$45,800	$35,628

Total amortization expense, for acquisition related intangibles and post acquisition software development costs, was $6.5 million during 2012, $4.9 million during 2011, and $5.5 million during 2010.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$119,956	—	$—	$106,094	—	$—
Amortizable intangibles:
Customer related intangibles	60,547	15 years	24,554	50,552	16 years	20,409
Software acquired	32,003	5 years	24,505	26,363	5 years	22,617
Trade name	3,272	15 years	1,182	2,211	18 years	1,048
Lease acquired	1,387	5 years	1,248	1,387	5 years	971

The changes in the carrying amount of goodwill for the two years ended December 31, 2012 are as follows:

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Total
Balance as of December 31, 2010	$87,241	$5,590	$92,831
Goodwill acquired during the year related to the purchase of Windsor	13,263	—	13,263

Balance as of December 31, 2011	100,504	5,590	106,094
Goodwill acquired during the year related to the purchase of Akanda	—	967	967
Goodwill acquired during the year related to the purchase of UniFund	1,055	—	1,055
Goodwill acquired during the year related to the purchase of CSA	4,634	—	4,634
Goodwill acquired during the year related to the purchase of EnerGov	7,206	—	7,206

Balance as of December 31, 2012	$113,399	$6,557	$119,956

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues and acquired leases for which amortization expense is recorded as selling, general and administrative expenses, is as follows:

Years ending December 31,
2013	$6,757
2014	6,282
2015	6,103
2016	6,014
2017	5,037

(6) ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2012	2011
Accrued wages, bonuses and commissions	$17,875	$16,971
Other accrued liabilities	6,724	6,510
Accrued health claims	1,479	1,270

	$26,078	$24,751

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. In 2012 and 2011, our effective average interest rate for borrowings was 3.4% and 3.3%, respectively. As of December 31, 2012, our interest rate was 2.7%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2012, we were in compliance with those covenants.

As of December 31, 2012, we had $18.0 million in outstanding borrowings and unused available borrowing capacity of $126.1 million under the Credit Facility. In addition, as of December 31, 2012, we had outstanding letters of credit totaling $5.9 million. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contracts. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of December 31, 2012 was estimated to be $35.1 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire in 2013.

We paid interest of $2.0 million in 2012 and $1.9 million in 2011.

(8) INCOME TAX

The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$19,113	$17,239	$13,552
State	1,976	2,233	2,252

	21,089	19,472	15,804
Deferred	(215)	(2,916)	(959)

	$20,874	$16,556	$14,845

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2012	2011	2010
Federal income tax expense at statutory rate	$18,854	$15,440	$13,965
State income tax, net of federal income tax benefit	1,365	1,238	1,218
Non-deductible business expenses	1,087	918	976
Qualified manufacturing activities	(717)	(840)	(728)
Research and development credit	—	(177)	(579)
Other, net	285	(23)	(7)

	$20,874	$16,556	$14,845

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

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2012	2011
Deferred income tax assets:
Operating expenses not currently deductible	$4,992	$4,597
Stock option and other employee benefit plans	5,666	5,156
Capital loss carryforward	145	203
Property and equipment	531	397

Total deferred income tax assets	11,334	10,353

Deferred income tax liabilities:
Intangible assets	(10,868)	(10,043)
Other	(143)	(156)

Total deferred income tax liabilities	(11,011)	(10,199)

Net deferred income tax asset	$323	$154

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2012 and 2011 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

No reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10, Income Taxes.

The Internal Revenue Service (“IRS”) is examining our U.S. income tax return for the year 2010. We are unable to make a reasonable estimate as to when cash settlements related to the examination, if any, will occur.

We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2009. We are no longer subject to state and local income tax examinations by tax authorities for the years before 2008.

We paid income taxes, net of refunds received, of $13.1 million in 2012, $13.4 million in 2011, and $15.8 million in 2010.

(9) SHAREHOLDERS’ EQUITY

The following table details activity in our common stock:

	Years ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	1,218	$12,443	582	$3,553	615	$3,181
Purchases of common stock	—	—	(3,004)	(71,802)	(3,559)	(65,793)
Employee stock plan purchases	81	2,641	100	2,045	118	1,825
Shares issued for acquisition	60	2,815	—	—	—	—

As of February 18, 2013 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of our common stock.

(10) SHARE-BASED COMPENSATION

Share-Based Compensation Plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options vest after three to six years of continuous service from the date of grant and have a contractual term of ten years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.

As of December 31, 2012, there were 2.6 million shares available for future grants under the plan from the 16.0 million shares previously approved by the stockholders.

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

The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2012	2011	2010
Expected life (in years)	6.7	6.7	6.7
Expected volatility	32.6%	33.1%	35.0%
Risk-free interest rate	1.0%	1.7%	2.7%
Expected forfeiture rate	3%	3%	3%

The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statements of comprehensive income:

	Years ended December 31,
	2012	2011	2010
Cost of software services, maintenance and subscriptions	$1,084	$871	$739
Selling, general and administrative expense	6,327	5,382	5,393

Total share-based compensation expense	$7,411	$6,253	$6,132
Tax benefit	(2,040)	(1,545)	(1,475)

Net decrease in net income	$5,371	$4,708	$4,657

Stock Option Activity

Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,704	$11.12
Granted	765	18.82
Exercised	(615)	5.17
Forfeited	(18)	16.59

Outstanding at December 31, 2010	5,836	12.74
Granted	831	26.83
Exercised	(582)	6.10
Forfeited	(26)	15.78

Outstanding at December 31, 2011	6,059	15.31
Granted	930	43.53
Exercised	(1,218)	10.22
Forfeited	(60)	28.07

Outstanding at December 31, 2012	5,711	20.86	7	$157,481
Exercisable at December 31, 2012	2,655	$13.10	5	$93,849

We had unvested options to purchase 2.8 million shares with a weighted average grant date exercise price of $27.20 as of December 31, 2012 and unvested options to purchase 2.7 million shares with a weighted average grant date exercise price of $19.35 as of December 31, 2011. As of December 31, 2012, we had $25.5 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of four years.

Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2012	2011	2010
Weighted average grant-date fair value of stock options granted	$15.24	$9.91	$7.70
Total intrinsic value of stock options exercised	40,589	12,289	8,119

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2012, there were 1.1 million shares available for future grants under the ESPP from the 2.0 million shares previously approved by the stockholders.

(11) EARNINGS PER SHARE

Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2012	2011	2010
Numerator for basic and diluted earnings per share:
Net income	$32,994	$27,557	$25,054

Denominator:
Weighted-average basic common shares outstanding	30,327	31,267	34,075
Assumed conversion of dilutive securities:
Stock options	2,589	1,887	1,453

Denominator for diluted earnings per share - Adjusted weighted-average shares	32,916	33,154	35,528

Earnings per common share:
Basic	$1.09	$0.88	$0.74

Diluted	$1.00	$0.83	$0.71

Stock options representing the right to purchase common stock of 463,000 shares in 2012, 714,000 shares in 2011, and 1.8 million shares in 2010 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(12) LEASES

We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have an office facility lease agreement with an entity in which an executive’s father and brother have a 100% ownership interest. The executive does not have an interest in the entity that leases the property to us and the lease arrangement existed at the time we acquired the business unit that occupies this property. Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2021. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.

Rent expense was approximately $7.2 million in 2012, $5.9 million in 2011, and $5.4 million in 2010, which included rent expense associated with related party lease agreements of $1.7 million in 2012, $1.8 million in 2011 and $1.9 million in 2010.

Future minimum lease payments under all non-cancelable leases at December 31, 2012 are as follows:

Years ending December 31,
2013	$6,278
2014	4,519
2015	3,949
2016	3,682
2017	3,223
Thereafter	3,482

$25,133

Included in future minimum lease payments are non-cancelable payments due to related parties of $1.7 million in 2013, $1.7 million in 2014, $1.7 million in 2015, $1.7 million in 2016, and $1.7 million in 2017.

(13) EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $3.3 million during 2012, $2.9 million during 2011, and $2.8 million during 2010.

(14) COMMITMENTS AND CONTINGENCIES

Other than routine litigation incidental to our business and except as described in this Annual Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

During 2011, Tyler performed certain software services for a customer under a contractual arrangement with a total value of approximately $785,000. During 2012, this customer notified us that it was not going to accept our services and was considering a termination for cause. We had collected $575,000 to date from this customer. We believed the amounts collected and related services performed were valid under the terms of the arrangement. In January 2013, we settled the dispute and paid an immaterial amount that was less than cash previously collected from the customer.

(15) SEGMENT AND RELATED INFORMATION

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local and state governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management and municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management and municipal courts and land and vital records software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software Solutions (“ESS”). The ESS segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before noncash amortization of intangible assets associated with their acquisition, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

Segment assets include net accounts receivable, prepaid expenses and other current assets and net property and equipment. Corporate assets consist of cash and investments, prepaid insurance, intangibles associated with acquisitions, deferred income taxes and net property and equipment mainly related to unallocated information and technology assets. Segment assets reported in 2011 and 2010 have been reclassified to conform to current year presentation.

ESS segment capital expenditures in 2012 and 2011 included $3.0 million and $6.6 million, respectively for the construction of a new building and purchase of an existing building and land in connection with plans to consolidate workforces and support long-term growth. ATSS segment capital expenditures in 2012 included $2.6 million for the purchase of a building and land to support long-term growth.

As of and year ended December 31, 2012

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$31,304	$1,868	$—	$33,172
Subscriptions	43,319	1,299	—	44,618
Software services	76,103	7,305	—	83,408
Maintenance	155,290	16,561	—	171,851
Appraisal services	—	22,543	—	22,543
Hardware and other	6,053	—	1,659	7,712
Intercompany	2,249	—	(2,249)	—

Total revenues	$314,318	$49,576	$(590)	$363,304
Depreciation and amortization expense	9,929	958	1,824	12,711
Segment operating income	71,135	8,498	(16,889)	62,744
Capital expenditures	5,469	3,382	1,865	10,716
Segment assets	$134,220	$18,464	$185,631	$338,315

As of and year ended December 31, 2011

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$30,194	$2,400	$—	$32,594
Subscriptions	30,400	760	—	31,160
Software services	60,840	8,777	—	69,617
Maintenance	130,999	15,499	—	146,498
Appraisal services	—	23,228	—	23,228
Hardware and other	5,199	—	1,095	6,294
Intercompany	2,103	—	(2,103)	—

Total revenues	$259,735	$50,664	$(1,008)	$309,391
Depreciation and amortization expense	8,516	650	1,510	10,676
Segment operating income	56,856	9,786	(15,669)	50,973
Capital expenditures	11,143	137	998	12,278
Segment assets	$119,595	$20,535	$155,261	$295,391

As of and year ended December 31, 2010

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses	$32,757	$2,156	$—	$34,913
Subscriptions	22,975	323	—	23,298
Software services	58,371	9,969	—	68,340
Maintenance	120,764	14,891	—	135,655
Appraisal services	—	20,554	—	20,554
Hardware and other	5,727	6	135	5,868
Intercompany	1,978	—	(1,978)	—

Total revenues	$242,572	$47,899	$(1,843)	$288,628
Depreciation and amortization expense	8,903	683	1,202	10,788
Segment operating income	51,942	8,883	(14,367)	46,458
Capital expenditures	2,960	350	310	3,620
Segment assets	$100,508	$23,929	$139,595	$264,032

Reconciliation of reportable segment operating income to the Company’s consolidated totals:	2012	2011	2010
Total segment operating income	$62,744	$50,973	$46,458
Amortization of acquired software	(1,888)	(1,125)	(1,592)
Amortization of customer and trade name intangibles	(4,279)	(3,331)	(3,225)
Other expense, net	(2,709)	(2,404)	(1,742)

Income before income taxes	$53,868	$44,113	$39,899

(16) QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table contains selected financial information from unaudited statements of income for each quarter of 2012 and 2011.

	Quarters Ended
	2012				2011
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$95,368	$93,845	$91,368	$82,723	$82,079	$77,184	$76,735	$73,393
Gross profit	44,640	44,944	40,699	37,419	39,020	36,132	34,137	32,623
Income before income taxes	15,035	17,810	11,682	9,341	13,504	11,818	9,309	9,482
Net income	9,376	10,832	7,105	5,681	8,699	7,506	5,624	5,728
Earnings per diluted share	0.28	0.33	0.22	0.17	0.27	0.23	0.17	0.17

Shares used in computing diluted earnings per share	33,421	32,986	32,769	32,530	32,031	32,960	33,848	33,720