Form 10-Q
period 2013-03-31
TYLER TECHNOLOGIES INC
filed 2013-04-25
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares of common stock of registrant outstanding on April 19, 2013 was 31,504,000.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Software licenses and royalties	$8,830	$7,563
Subscriptions	13,473	9,968
Software services	20,461	18,530
Maintenance	46,050	39,850
Appraisal services	5,591	5,682
Hardware and other	1,394	1,130

Total revenues	95,799	82,723
Cost of revenues:
Software licenses and royalties	426	566
Acquired software	549	410
Software services, maintenance and subscriptions	46,382	39,813
Appraisal services	3,799	3,796
Hardware and other	798	719

Total cost of revenues	51,954	45,304

Gross profit	43,845	37,419
Selling, general and administrative expenses	22,646	21,335
Research and development expense	5,598	5,094
Amortization of customer and trade name intangibles	1,131	946

Operating income	14,470	10,044
Other expense, net	338	703

Income before income taxes	14,132	9,341
Income tax provision	5,639	3,660

Net income	$8,493	$5,681

Earnings per common share:
Basic	$0.27	$0.19

Diluted	$0.25	$0.17

Comprehensive income	$8,493	$5,681

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31,
	2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,495	$6,406
Accounts receivable (less allowance for losses of $1,507 in 2013 and $1,621 in 2012)	76,220	99,212
Prepaid expenses	10,255	9,000
Other current assets	1,035	1,480
Deferred income taxes	5,544	5,544

Total current assets	97,549	121,642
Accounts receivable, long-term portion	1,621	1,187
Property and equipment, net	48,170	45,381
Non-current investments available-for-sale	2,012	2,037
Other assets:
Goodwill	121,011	121,011
Other intangibles, net	44,031	45,800
Sundry	980	1,197

	$315,374	$338,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,528	$3,167
Accrued liabilities	21,900	26,018
Deferred revenue	125,385	140,550

Total current liabilities	149,813	169,735
Revolving line of credit	—	18,000
Deferred income taxes	5,363	5,221
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2013 and 2012	481	481
Additional paid-in capital	156,604	154,018
Accumulated other comprehensive loss, net of tax	(268)	(268)
Retained earnings	171,602	163,109
Treasury stock, at cost; 16,662,488 and 16,816,903 shares in 2013 and 2012, respectively	(168,221)	(172,041)

Total shareholders’ equity	160,198	145,299

	$315,374	$338,255

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$8,493	$5,681
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,322	3,026
Share-based compensation expense	2,575	1,835
Excess tax benefit from exercises of share-based arrangements	(1,523)	(686)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	22,558	32,037
Income tax payable	5,638	2,267
Prepaid expenses and other current assets	(1,204)	(341)
Accounts payable	(579)	(629)
Accrued liabilities	(7,031)	(9,379)
Deferred revenue	(15,165)	(15,727)

Net cash provided by operating activities	17,084	18,084

Cash flows from investing activities:
Proceeds from sale of investments	25	25
Cost of acquisitions, net of cash acquired	—	(5,874)
Additions to property and equipment	(5,089)	(1,048)
Decrease in other	239	—

Net cash used by investing activities	(4,825)	(6,897)

Cash flows from financing activities:
Decrease in net borrowings on revolving line of credit	(18,000)	(4,700)
Contributions from employee stock purchase plan	670	509
Proceeds from exercise of stock options	1,637	924
Excess tax benefit from exercises of share-based arrangements	1,523	686

Net cash used by financing activities	(14,170)	(2,581)

Net (decrease) increase in cash and cash equivalents	(1,911)	8,606
Cash and cash equivalents at beginning of period	6,406	1,326

Cash and cash equivalents at end of period	$4,495	$9,932

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2013 and December 31, 2012 and operating result amounts are for the three months ended March 31, 2013 and 2012, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2012. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Royalty revenue is recognized when the fees are fixed or determinable, which is known when we receive notice of the amounts earned pursuant to our third party royalty arrangements. Typically, we receive notice of royalty revenues earned on a quarterly basis 30 to 60 days after the end of the reporting period.

Certain amounts for the previous periods presented have been reclassified to conform to the current period presentation.

(2) Acquisitions

In November 2012, we acquired all of the capital stock of EnerGov Solutions, L.L.C. (“EnerGov”) which develops and sells enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. As of December 31, 2012 the purchase price allocation was not yet complete. In the three months ended March 31, 2013, we finalized the EnerGov purchase price allocation which resulted in additional goodwill of $1.1 million and a corresponding reduction in tangible assets. The balance sheet at December 31, 2012 has been retrospectively revised to include this adjustment.

(3) Financial Instruments

Assets recorded at fair value in the balance sheet as of March 31, 2013 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1	–	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	–	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	–	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of March 31, 2013 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Investments available-for-sale	2,012	—	—	2,012

Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of small partial redemptions at par in the period from July 2009 through February 2013. As of March 31, 2013 we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of March 31, 2013 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,425	$413	$2,012

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of small partial redemptions at par in the period July 2009 through February 2013. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using level 3 inputs for the three months ended March 31, 2013:

Balance as of December 31, 2012	$2,037
Transfers into level 3	—
Transfers out of level 3	—
Purchases, sales, issuances and settlements	(25)
Unrealized gains included in accumulated loss	—

Balance as of March 31, 2013	$2,012

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Three months ended March 31,
	2013		2012
	Shares	Amount	Shares	Amount
Stock option exercises	138	$1,637	93	$924
Employee stock plan purchases	16	670	20	509

As of March 31, 2013 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of Tyler common stock.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. Our effective average interest rate for borrowings the three months ended March 31, 2013 was 3.2%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2013, we were in compliance with those covenants.

As of March 31, 2013, we had no outstanding borrowings and available borrowing capacity of $144.6 million under the Credit Facility. We had outstanding letters of credit totaling $5.4 million as of March 31, 2013. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contract. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of March 31, 2013 was estimated to be $35.1 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire throughout 2013.

(6) Income Tax Provision

For the three months ended March 31, 2013, we had an effective income tax rate of 39.9% compared to 39.2% for the three months ended March 31, 2012, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We did not make any federal and state income tax payments in the three months ended March 31, 2013, compared to $1.4 million in net payments for the same period of the prior year.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended
	March 31,
	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$8,493	$5,681

Denominator:
Weighted-average basic common shares outstanding	31,403	30,015
Assumed conversion of dilutive securities:
Stock options	2,545	2,515

Denominator for diluted earnings per share—Adjusted weighted-average shares	33,948	32,530

Earnings per common share:
Basic	$0.27	$0.19

Diluted	$0.25	$0.17

For the three months ended March 31, 2013 and March 31, 2012, stock options representing the right to purchase common stock of approximately 950,000 shares and 433,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended
	March 31,
	2013	2012
Cost of software services, maintenance and subscriptions	$336	$248
Selling, general and administrative expense	2,239	1,587

Total share-based compensation expense	$2,575	$1,835

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management, municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended March 31, 2013

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$8,100	$730	$—	$8,830
Subscriptions	12,901	572	—	13,473
Software services	18,741	1,720	—	20,461
Maintenance	41,882	4,168	—	46,050
Appraisal services	—	5,591	—	5,591
Hardware and other	1,394	—	—	1,394
Intercompany	589	—	(589)	—

Total revenues	$83,607	$12,781	$(589)	$95,799
Segment operating income	$17,828	$2,326	$(4,004)	$16,150

For the three months ended March 31, 2012

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$6,950	$613	$—	$7,563
Subscriptions	9,712	256	—	9,968
Software services	16,614	1,916	—	18,530
Maintenance	35,745	4,105	—	39,850
Appraisal services	—	5,682	—	5,682
Hardware and other	1,130	—	—	1,130
Intercompany	345	—	(345)	—

Total revenues	$70,496	$12,572	$(345)	$82,723
Segment operating income	$13,419	$2,077	$(4,096)	$11,400

	Three months ended
Reconciliation of reportable segment operating	March 31,
income to the Company’s consolidated totals:	2013	2012
Total segment operating income	$16,150	$11,400
Amortization of acquired software	(549)	(410)
Amortization of customer and trade name intangibles	(1,131)	(946)
Other expense, net	(338)	(703)

Income before income taxes	$14,132	$9,341

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

GENERAL

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities as well as state governments. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilize the Tyler private cloud, and electronic document filing solutions (“e-filings”). In 2010 we began providing e-filings for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are generally derived from transaction fees. We also provide property appraisal outsourcing services for taxing jurisdictions.

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

Our total employee count increased to 2,406 at March 31, 2013 from 2,112 at March 31, 2012. This increase includes 117 employees added as a result of several acquisitions.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates from the information provided in our 10-K for the year ended December 31, 2012.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue
	First Quarter
	2013	2012
Revenue:
Software licenses and royalties	9.2%	9.1%
Subscriptions	14.0	12.0
Software services	21.4	22.4
Maintenance	48.1	48.2
Appraisal services	5.8	6.9
Hardware and other	1.5	1.4

Total revenue	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	1.0	1.2
Cost of software services, maintenance and subscriptions	48.4	48.1
Cost of appraisal services	4.0	4.6
Cost of hardware and other	0.8	0.9
Selling, general and administrative expenses	23.6	25.8
Research and development expense	5.8	6.2
Amortization of customer base and trade name intangibles	1.2	1.1

Operating income	15.2	12.1
Other expense	0.4	0.8

Income before income taxes	14.8	11.3
Income tax provision	5.9	4.4

Net income	8.9%	6.9%

Software licenses and royalties.

The following table sets forth a comparison of our software license revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
ESS	$8,100	$6,950	$1,150	17%
ATSS	730	613	117	19

Total software licenses and royalties revenue	$8,830	$7,563	$1,267	17%

Since March 2012, we have acquired two companies which provide financial and human capital management software solutions to the K-12 education market and one company that provides enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. The results of these acquisitions are included in our ESS segment from the dates of their acquisitions. Excluding the results of acquisitions, software license and royalty revenue for the three months ended March 31, 2013 increased 10% compared to the prior year period. The majority of the growth was due to an increase of approximately $770,000 in royalties on sales of Microsoft Dynamics AX by other Microsoft partners in the fourth quarter of 2012. We record royalty revenue when the fees are fixed or determinable, which is known when we receive notice of the amounts earned pursuant to our royalty arrangements which are generally 30 to 60 days after each quarterly reporting period. Royalty revenue is dependent upon sales volume from Microsoft partners and can vary substantially from period to period. Software license revenues were flat compared to the prior year period because of a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 22 new customers enter into subscription-based arrangements in the three months ending March 31, 2013 compared to 11 new customers in the three months ended March 31, 2012, respectively.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
ESS	$12,901	$9,712	$3,189	33%
ATSS	572	256	316	123

Total subscriptions revenue	$13,473	$9,968	$3,505	35%

Excluding the impact of acquisitions, subscription-based services revenue grew approximately 34% for the three ending March 31, 2013 compared to the prior year period. Subscription-based services revenue primarily consists of revenues derived from SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filings”) that simplify the filing and management of court related documents for courts and law offices. Revenues from e-filings are generally derived from transaction fees. The contract term for SaaS arrangements range from one to 10 years but are typically for periods of three to six years. New SaaS customers as well as existing customers who converted to our SaaS model provided the majority of the subscription revenue increase. In the three months ending March 31, 2013, we added 22 new customers and 19 existing customers elected to convert to our SaaS model. Since March 31, 2012, we have added 87 new customers and 70 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $500,000 of the subscription revenue increase for the three ended March 31, 2013 as the result of new clients implementing e-filing and one existing client expanding mandatory e-filing for court documents.

Software services.

The following table sets forth a comparison of our software service revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
ESS	$18,741	$16,614	$2,127	13%
ATSS	1,720	1,916	(196)	(10)

Total software services revenue	$20,461	$18,530	$1,931	10%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of acquisitions, software services revenue grew 6% for the three months ended March 31, 2013 compared to the prior year period. The increase in software services revenues is due to larger contract arrangements that included more programming and other services.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the periods presented as of Mach 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
ESS	$41,882	$35,745	$6,137	17%
ATSS	4,168	4,105	63	2

Total maintenance revenue	$46,050	$39,850	$6,200	16%

We provide maintenance and support services for our software products and third party software. Excluding acquisitions, maintenance revenue increased 11% for the three ended March 31, 2013, respectively, compared to the prior year periods. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
ESS	$—	$—	$—	—%
ATSS	5,591	5,682	(91)	(2)

Total appraisal services revenue	$5,591	$5,682	$(91)	(2)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. We expect appraisal revenues for 2013 will increase slightly compared to 2012.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
Software licenses and royalties	$426	$566	$(140)	(25)%
Acquired software	549	410	139	34
Software services, maintenance and subscriptions	46,382	39,813	6,569	16
Appraisal services	3,799	3,796	3	0
Hardware and other	798	719	79	11

Total cost of revenues	$51,954	$45,304	$6,650	15%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter		Change
	2013	2012	%
Software licenses, royalties and acquired software	89.0%	87.1%	1.9%
Software services, maintenance and subscriptions	42.0	41.7	0.3
Appraisal services	32.1	33.2	(1.1)
Hardware and other	42.8	36.4	6.4
Overall gross margin	45.8%	45.2%	0.6%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for software acquired through acquisitions. We do not have any direct costs associated with royalties. For the three months ended March 31, 2013, our software licenses, royalties and acquired software gross margin percentage increased due to higher revenues from royalties. Increased amortization expense associated with four acquisitions from January through November 2012 were offset by lower third party software costs.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as SaaS arrangements and e-filings. For the three months ended March 31, 2013, the software services, maintenance and subscriptions gross margin percentage increased 0.3% compared to the prior year period in part because maintenance and various other services such as SaaS costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as slightly higher rates on certain services. The increase in the gross margin was offset somewhat by our investment in TexFile, a unified, statewide electronic filing system for Texas courts. In late 2012 we signed a contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing offering for TexFile. Subsequently, the state of Texas issued an order mandating e-filing in civil cases beginning in January 2014. Mandatory e-filing will be phased in over a two and a half year period, beginning with the largest counties in January 2014. We will be paid on a per-filing basis but expect very limited revenues from TexFile e-filings in 2013. However, during 2013 we will invest significant amounts (which will be expensed as incurred) in the range of approximately $3.0 million to $3.5 million, in connection with implementing the system in courts across the state. Excluding the cost incurred in connection with implementing TexFile in the three months ended March 31, 2013, our software services, maintenance and subscription services gross margin would have been 42.5%. With the recent order mandating e-filing in Texas, we expect that this contract will provide a long-term recurring revenue stream of $15.0 million to $20.0 million annually when it becomes fully mandatory.

Excluding 101 additional employees added with acquisitions our implementation and support staff has increased by 164 employees since March 31, 2012.

Our blended gross margin increased 0.6% in the three months ended March 31, 2013 compared to the prior year period. This increase was due to higher royalty revenue and leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The increase in our gross margin was offset somewhat by costs incurred related to our investment in TexFile with no related revenues for the three months ended March 31, 2013. Our blended gross margin would have been 46.2% excluding our investment in TexFile.

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

	First Quarter		Change
($ in thousands)	2013	2012	$	%
Selling, general and administrative expenses	$22,646	$21,335	$1,311	6%

SG&A as a percentage of revenues was 23.6% for the three months ended March 31, 2013 compared to 25.8% for the three months ended March 31, 2012. Approximately half of the SG&A expense increase is due higher stock compensation expense resulting from the substantial increase in our stock price over the last twelve months.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
Research and development expense	$5,598	$5,094	$504	10%

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

We did not have any research and development expense offsets earned under the terms of our agreement with Microsoft in the three months ended March 31, 2013 or 2012.

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

	First Quarter		Change
($ in thousands)	2013	2012	$	%
Amortization of customer and trade name intangibles	$1,131	$946	$185	20%

In 2012, we completed several acquisitions that increased customer and trade name intangibles by approximately $11.1 million. This amount is being amortized over a weighted average period of 11.8 years.

Other Expense, Net

	First Quarter		Change
($ in thousands)	2013	2012	$	%
Other expense, net	$338	$703	$(365)	(52)%

The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense was lower than the prior year period because we maintained higher debt levels in 2012 associated primarily with several acquisitions completed from October 2011 through November 2012. The effective interest rate for the three months ended March 31, 2013 and 2012, was 3.2% and 3.3%, respectively.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2013	2012	$	%
Income tax provision	$5,639	$3,660	$1,979	54%
Effective income tax rate	39.9%	39.2%

The effective income tax rates for the three months ended March 31, 2013 and 2012 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2013, we had cash and cash equivalents of $4.5 million and investments available-for-sale of $2.0 million, compared to cash and cash equivalents of $6.4 million and investments available-for-sale of $2.0 million at December 31, 2012. As of March 31, 2013, we had no outstanding borrowings and outstanding letters of credit totaling $5.4 million. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contracts. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of March 31, 2013 was estimated to be $35.1 million. We provide letters of credit as security for issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire throughout 2013. We currently believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2013	2012
Cash flows provided (used) by:
Operating activities	$17,084	$18,084
Investing activities	(4,825)	(6,897)
Financing activities	(14,170)	(2,581)

Net (decrease) increase in cash and cash equivalents	$(1,911)	$8,606

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

For the three months ended March 31, 2013, operating activities provided net cash of $17.1 million, primarily generated from net income of $8.5 million, non-cash depreciation and amortization charges of $3.3 million and non-cash share-based compensation expense of $2.6 million. Working capital, excluding cash, decreased approximately $4.2 million mainly due to collections of annual maintenance renewal billings that are billed near the end of December and timing of federal and state income tax payments. The decline in working capital was offset slightly by bonus payments.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 72 days at March 31, 2013, compared to 95 days at December 31, 2012 and 64 days at March 31, 2012. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. Our DSO at March 31, 2013 increased compared to the prior year period because our maintenance billing volume in the first quarter has increased somewhat to accommodate billing practices related to several acquisitions completed in 2012. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $4.8 million in the three months ending March 31, 2013 compared to $6.9 million for the same period in 2012. In the three months ended March 31, 2013, we paid approximately $2.9 million in connection with the construction of an office building in Plano, Texas. In 2012, we completed the acquisitions of Akanda Innovations, Inc. and UniFund, L.L.C. The combined cash purchase price paid in 2012, net of cash acquired, was approximately $5.8 million. These expenditures were funded from cash generated from operations and borrowings under our revolving credit line.

Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of small partial redemptions at par in the period from July 2009 through February 2013. As of March 31, 2013, we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of small partial redemptions at par in the period July 2009 through February 2013. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Financing activities used cash of $14.2 million in the three months ended March 31, 2013 compared to $2.6 million for the same period for 2012. Cash used by financing activities in 2013 was comprised of $18.0 million in net payments on our revolving line of credit offset slightly by collections of $2.3 million from stock option exercises and employee stock purchase plan activity. Cash used by financing activities in 2012 consisted of net payments of $4.7 million on our revolving line of credit which were somewhat offset by collections of $1.4 million from stock option exercises and employee stock purchase plan activity.

At March 31, 2013, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the three months ended March 31, 2013. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. We had available borrowing capacity of $144.6 million as of March 31, 2013. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. As of March 31, 2013, our effective average interest rate for borrowings during the three months ended March 31, 2013 was 3.2%. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2013, we were in compliance with those covenants.

We did not make any federal and state income tax payments in the three months ended March 31, 2013 compared to payments of $1.4 million in the prior year.

Excluding acquisitions and investments in office buildings, we anticipate that 2013 capital spending will be between $8.5 million and $9.5 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2013, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. We also plan to spend approximately $15.5 million in 2013 in connection with the construction of an office building in Plano, Texas. Capital spending, including the construction of the office facility, is expected to be funded from cash flows from operations and borrowings under our revolving credit line.

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

Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of March 31, 2013 utilizing a discounted trinomial model.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of small partial redemptions at par in the period July 2009 through February 2013. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

As of March 31, 2013 we had no outstanding borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2013, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Definition Linkbase Document

Exhibit 101	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer (principal financial officer and an authorized signatory)

Date: April 24, 2013