Form 10-Q
period 2013-06-30
TYLER TECHNOLOGIES INC
filed 2013-07-25
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The number of shares of common stock of registrant outstanding on July 19, 2013 was 31,842,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Software licenses and royalties	$10,090	$8,422	$18,920	$15,985
Subscriptions	13,863	10,553	27,336	20,521
Software services	24,085	21,737	44,546	40,267
Maintenance	46,639	42,060	92,689	81,910
Appraisal services	5,056	5,771	10,647	11,453
Hardware and other	3,355	2,825	4,749	3,955

Total revenues	103,088	91,368	198,887	174,091
Cost of revenues:
Software licenses and royalties	692	484	1,118	1,050
Acquired software	523	482	1,072	892
Software services, maintenance and subscriptions	48,833	43,118	95,215	82,931
Appraisal services	3,418	3,876	7,217	7,672
Hardware and other	2,580	2,709	3,378	3,428

Total cost of revenues	56,046	50,669	108,000	95,973

Gross profit	47,042	40,699	90,887	78,118
Selling, general and administrative expenses	24,971	21,699	47,617	43,034
Research and development expense	5,594	5,408	11,192	10,502
Amortization of customer and trade name intangibles	1,128	1,137	2,259	2,083

Operating income	15,349	12,455	29,819	22,499
Other expense, net	296	773	634	1,476

Income before income taxes	15,053	11,682	29,185	21,023
Income tax provision	6,006	4,577	11,645	8,237

Net income	$9,047	$7,105	$17,540	$12,786

Earnings per common share:
Basic	$0.29	$0.24	$0.55	$0.42

Diluted	$0.26	$0.22	$0.51	$0.39

Comprehensive income	$9,106	$7,105	$17,599	$12,786

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,068	$6,406
Accounts receivable (less allowance for losses of $1,177 in 2013 and $1,621 in 2012)	121,256	99,212
Prepaid expenses	11,811	9,000
Other current assets	4,905	1,480
Deferred income taxes	5,512	5,544

Total current assets	146,552	121,642
Accounts receivable, long-term portion	800	1,187
Property and equipment, net	55,378	45,381
Non-current investments available-for-sale	2,103	2,037
Other assets:
Goodwill	121,011	121,011
Other intangibles, net	42,289	45,800
Sundry	795	1,197

	$368,928	$338,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,776	$3,167
Accrued liabilities	23,583	26,018
Deferred revenue	155,903	140,550

Total current liabilities	183,262	169,735
Revolving line of credit	—	18,000
Deferred income taxes	5,511	5,221
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2013 and 2012	481	481
Additional paid-in capital	159,164	154,018
Accumulated other comprehensive loss, net of tax	(209)	(268)
Retained earnings	180,649	163,109
Treasury stock, at cost; 16,321,141 and 16,816,903 shares in 2013 and 2012, respectively	(159,930)	(172,041)

Total shareholders’ equity	180,155	145,299

	$368,928	$338,255

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,540	$12,786
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,681	6,336
Share-based compensation expense	5,478	3,603
Excess tax benefit from exercises of share-based arrangements	(5,661)	(1,581)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(21,658)	(7,706)
Income tax payable	2,378	(190)
Prepaid expenses and other current assets	(2,596)	(262)
Accounts payable	671	(1,637)
Accrued liabilities	(1,601)	(2,152)
Deferred revenue	15,354	(772)

Net cash provided by operating activities	16,586	8,425

Cash flows from investing activities:
Proceeds from sale of investments	25	25
Cost of acquisitions, net of cash acquired	(181)	(15,175)
Additions to property and equipment	(13,839)	(4,334)
Decrease (increase) in other	295	(61)

Net cash used by investing activities	(13,700)	(19,545)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(18,000)	5,000
Contributions from employee stock purchase plan	1,634	1,166
Proceeds from exercise of stock options	4,481	2,359
Excess tax benefit from exercises of share-based arrangements	5,661	1,581

Net cash (used) provided by financing activities	(6,224)	10,106

Net decrease in cash and cash equivalents	(3,338)	(1,014)
Cash and cash equivalents at beginning of period	6,406	1,326

Cash and cash equivalents at end of period	$3,068	$312

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2013 and December 31, 2012 and operating result amounts are for the three and six months ended June 30, 2013 and 2012, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2012. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

(3) Financial Instruments

Assets recorded at fair value in the balance sheet as of June 30, 2013 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1	–	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	–	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	–	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of June 30, 2013 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Investments available-for-sale	2,103	—	—	2,103

Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of small partial redemptions at par in the period from July 2009 through February 2013. As of June 30, 2013 we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of June 30, 2013 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,425	$322	$2,103

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $59,000, net of related tax effects of $32,000 in the six months ended June 30, 2013, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of small partial redemptions at par in the period July 2009 through February 2013. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using level 3 inputs for the three and six months ended June 30, 2013:

Balance as of December 31, 2012	$2,037
Transfers into level 3	—
Transfers out of level 3	—
Purchases, sales, issuances and settlements	(25)
Unrealized gains included in accumulated loss	—

Balance as of March 31, 2013	2,012
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated loss	91

Balance as of June 30, 2013	$2,103

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2013		2012
	Shares	Amount	Shares	Amount
Stock option exercises	461	$4,481	267	$2,359
Employee stock plan purchases	35	1,634	40	1,166

As of June 30, 2013 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of Tyler common stock.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2013, we were in compliance with those covenants.

As of June 30, 2013, we had no outstanding borrowings and available borrowing capacity of $144.6 million under the Credit Facility. We had outstanding letters of credit totaling $5.4 million as of June 30, 2013. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contract. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of June 30, 2013 was estimated to be $37.2 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through mid-2014.

(6) Income Tax Provision

For the three and six months ended June 30, 2013, we had an effective income tax rate of 39.9% compared to 39.2% for the three and six months ended June 30, 2012. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds of $9.3 million in the six months ended June 30, 2013, compared to $8.4 million in net payments for the same period of the prior year.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$9,047	$7,105	$17,540	$12,786

Denominator:
Weighted-average basic common shares outstanding	31,617	30,171	31,670	30,175
Assumed conversion of dilutive securities:
Stock options	2,673	2,598	2,609	2,557

Denominator for diluted earnings per share—Adjusted weighted-average shares	34,290	32,769	34,279	32,732

Earnings per common share:
Basic	$0.29	$0.24	$0.55	$0.42

Diluted	$0.26	$0.22	$0.51	$0.39

For the three and six months ended June 30, 2013, stock options representing the right to purchase common stock of approximately 890,000 shares and 920,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2012, stock options representing the right to purchase common stock of approximately 470,000 shares and 451,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of software services, maintenance and subscriptions	$343	$257	$679	$505
Selling, general and administrative expense	2,560	1,511	4,799	3,098

Total share-based compensation expense	$2,903	$1,768	$5,478	$3,603

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management, municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended June 30, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$9,621	$469	$—	$10,090
Subscriptions	13,089	774	—	13,863
Software services	21,952	2,133	—	24,085
Maintenance	42,566	4,073	—	46,639
Appraisal services	—	5,056	—	5,056
Hardware and other	1,566	—	1,789	3,355
Intercompany	748	—	(748)	—

Total revenues	$89,542	$12,505	$1,041	$103,088
Segment operating income	$20,327	$2,304	$(5,631)	$17,000

For the six months ended June 30, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$17,722	$1,198	$—	$18,920
Subscriptions	25,990	1,346	—	27,336
Software services	40,693	3,853	—	44,546
Maintenance	84,448	8,241	—	92,689
Appraisal services	—	10,647	—	10,647
Hardware and other	2,960	—	1,789	4,749
Intercompany	1,336	—	(1,336)	—

Total revenues	$173,149	$25,285	$453	$198,887
Segment operating income	$38,155	$4,630	$(9,635)	$33,150

For the three months ended June 30, 2012

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$7,987	$435	$—	$8,422
Subscriptions	10,297	256	—	10,553
Software services	19,832	1,905	—	21,737
Maintenance	37,985	4,075	—	42,060
Appraisal services	—	5,771	—	5,771
Hardware and other	1,166	—	1,659	2,825
Intercompany	759	—	(759)	—

Total revenues	$78,026	$12,442	$900	$91,368
Segment operating income	$15,831	$2,299	$(4,056)	$14,074

For the six months ended June 30, 2012

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$14,937	$1,048	$—	$15,985
Subscriptions	20,009	512	—	20,521
Software services	36,446	3,821	—	40,267
Maintenance	73,730	8,180	—	81,910
Appraisal services	—	11,453	—	11,453
Hardware and other	2,296	—	1,659	3,955
Intercompany	1,104	—	(1,104)	—

Total revenues	$148,522	$25,014	$555	$174,091
Segment operating income	$29,250	$4,376	$(8,152)	$25,474

	Three months ended		Six months ended
Reconciliation of reportable segment operating	June 30,		June 30,
income to the Company’s consolidated totals:	2013	2012	2013	2012
Total segment operating income	$17,000	$14,074	$33,150	$25,474
Amortization of acquired software	(523)	(482)	(1,072)	(892)
Amortization of customer and trade name intangibles	(1,128)	(1,137)	(2,259)	(2,083)
Other expense, net	(296)	(773)	(634)	(1,476)

Income before income taxes	$15,053	$11,682	$29,185	$21,023

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

Total revenues increased 12.8% and 14.2% for the three and six months ended June 30, 2013, respectively, compared to the prior year periods. We completed several acquisitions in 2012 and organic total revenue growth for the three and six months ended June 30, 2013 was 9.5% and 10.4%, respectively, compared to the prior year periods.

Our total employee count increased to 2,431 at June 30, 2013 from 2,239 at June 30, 2012. This increase includes 66 employees added as a result of an acquisition in November 2012.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue
	Second Quarter		Six Months
	2013	2012	2013	2012
Revenue:
Software licenses and royalties	9.8%	9.2%	9.5%	9.2%
Subscriptions	13.4	11.5	13.7	11.8
Software services	23.4	23.8	22.4	23.1
Maintenance	45.2	46.1	46.6	47.1
Appraisal services	4.9	6.3	5.4	6.6
Hardware and other	3.3	3.1	2.4	2.2

Total revenue	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	1.2	1.1	1.1	1.1
Cost of software services, maintenance and subscriptions	47.4	47.2	47.9	47.7
Cost of appraisal services	3.3	4.3	3.6	4.4
Cost of hardware and other	2.5	3.0	1.7	2.0
Selling, general and administrative expenses	24.2	23.7	23.9	24.7
Research and development expense	5.4	5.9	5.6	6.0
Amortization of customer and trade name intangibles	1.1	1.2	1.2	1.2

Operating income	14.9	13.6	15.0	12.9
Other expense, net	0.3	0.8	0.3	0.8

Income before income taxes	14.6	12.8	14.7	12.1
Income tax provision	5.8	5.0	5.9	4.8

Net income	8.8%	7.8%	8.8%	7.3%

Software licenses and royalties.

The following table sets forth a comparison of our software licenses and royalties revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$9,621	$7,987	$1,634	20%	$17,722	$14,937	$2,785	19%
ATSS	469	435	34	8	1,198	1,048	150	14

Total software licenses and royalties revenue	$10,090	$8,422	$1,668	20%	$18,920	$15,985	$2,935	18%

Since March 2012, we have acquired two companies which provide financial and human capital management software solutions to the K-12 education market and one company that provides enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. The results of these acquisitions are included in our ESS segment from the dates of their acquisitions. Excluding the results of acquisitions, software license and royalty revenue for the three and six months ended June 30, 2013 increased 4% and 7%, respectively compared to the prior year periods. The majority of the growth was due to an increase of approximately $560,000 and $1.3 million for the three and six months ended June 30, 2013 in royalties on sales of Microsoft Dynamics AX by other Microsoft partners compared to the prior year periods. We record royalty revenue when the fees are fixed or determinable, which is known when we receive notice of the amounts earned pursuant to our royalty arrangements which are generally 30 to 60 days after each quarterly reporting period. Royalty revenue is dependent upon sales volume from Microsoft partners and can vary substantially from period to period. Software license revenues declined slightly compared to the prior year period because of a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 28 and 50 new customers enter into subscription-based arrangements in the three and six months ending June 30, 2013, respectively compared to 24 and 35 new customers in the three and six months ended June 30, 2012, respectively.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$13,089	$10,297	$2,792	27%	$25,990	$20,009	$5,981	30%
ATSS	774	256	518	202	1,346	512	834	163

Total subscriptions revenue	$13,863	$10,553	$3,310	31%	$27,336	$20,521	$6,815	33%

Excluding the impact of acquisitions, subscription-based services revenue grew approximately 30% and 32% for the three and six months ending June 30, 2013 compared to the prior year periods. Subscription-based services revenue primarily consists of revenues derived from SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filings”) that simplify the filing and management of court related documents for courts and law offices. Revenues from e-filings are generally derived from transaction fees. The contract term for SaaS arrangements range from one to 10 years but are typically for periods of three to six years. New SaaS customers as well as existing customers who converted to our SaaS model provided the majority of the subscription revenue increase. In the three months ending June 30, 2013, we added 28 new customers and 15 existing customers elected to convert to our SaaS model. Since June 30, 2012, we have added 91 new customers and 68 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $395,000 and $880,000 of the subscription revenue increase for the three and six months ended June 30, 2013, respectively as the result of new clients implementing e-filing and two existing clients expanding mandatory e-filing for court documents.

Software services.

The following table sets forth a comparison of our software service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$21,952	$19,832	$2,120	11%	$40,693	$36,446	$4,247	12%
ATSS	2,133	1,905	228	12	3,853	3,821	32	1

Total software services revenue	$24,085	$21,737	$2,348	11%	$44,546	$40,267	$4,279	11%

Software services revenues primarily consists of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of acquisitions, software services revenue grew 6% for both the three and six months ended June 30, 2013 compared to the prior year periods. The increase in software services revenues is due to larger contract arrangements that included more programming and other services.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$42,566	$37,985	$4,581	12%	$84,448	$73,730	$10,718	15%
ATSS	4,073	4,075	(2)	(0)	8,241	8,180	61	1

Total maintenance revenue	$46,639	$42,060	$4,579	11%	$92,689	$81,910	$10,779	13%

We provide maintenance and support services for our software products and third party software. Excluding acquisitions, maintenance revenue increased 10% for both the three and six months ended June 30, 2013, respectively, compared to the prior year periods. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales and maintenance rate increases on most of our product lines.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	5,056	5,771	(715)	(12)	10,647	11,453	(806)	(7)

Total appraisal services revenue	$5,056	$5,771	$(715)	(12)%	$10,647	$11,453	$(806)	(7)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue declined compared to the prior year periods mainly due to the completion of a large contract in Pennsylvania. We expect appraisal revenues for 2013 will be moderately lower compared to 2012 due to delays in customer purchasing decisions.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Software licenses and royalties	$692	$484	$208	43%	$1,118	$1,050	$68	6%
Acquired software	523	482	41	9	1,072	892	180	20
Software services, maintenance and subscriptions	48,833	43,118	5,715	13	95,215	82,931	12,284	15
Appraisal services	3,418	3,876	(458)	(12)	7,217	7,672	(455)	(6)
Hardware and other	2,580	2,709	(129)	(5)	3,378	3,428	(50)	(1)

Total cost of revenues	$56,046	$50,669	$5,377	11%	$108,000	$95,973	$12,027	13%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter		Change	Six Months		Change
	2013	2012	%	2013	2012	%
Software licenses, royalties and acquired software	88.0%	88.5%	(0.5)%	88.4%	87.9%	0.5%
Software services, maintenance and subscriptions	42.3	42.0	0.3	42.1	41.9	0.2
Appraisal services	32.4	32.8	(0.4)	32.2	33.0	(0.8)
Hardware and other	23.1	4.1	19.0	28.9	13.3	15.6
Overall gross margin	45.6%	44.5%	1.1%	45.7%	44.9%	0.8%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for software acquired through acquisitions. We do not have any direct costs associated with royalties. For the three months ended June 30, 2013, our software licenses, royalties and acquired software gross margin percentage declined due to higher third party software costs which offset higher royalty revenue. For the six months ended June 30, 2013, our software licenses, royalties and acquired software gross margin percentage increased due to higher revenues from royalties.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as SaaS arrangements and e-filings. For both the three months and six months ended June 30, 2013, the software services, maintenance and subscriptions gross margin percentage increased compared to the prior year periods in part because maintenance and various other services such as SaaS costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale, as well as slightly higher rates on certain services. The increase in the gross margin was offset somewhat by our investment in TexFile, a unified, statewide electronic filing system for Texas courts. In late 2012, we signed a contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing offering for TexFile. Subsequently, the state of Texas issued an order mandating e-filing in civil cases beginning in January 2014. Mandatory e-filing will be phased in over a two and a half year period, beginning with the largest counties in January 2014. We will be paid on a per-filing basis but expect very limited revenues from TexFile e-filings in 2013. However, during 2013 we expect to incur significant expense in the range of approximately $3.0 million to $3.5 million, in connection with implementing the system in courts across the state. Excluding the cost incurred in connection with implementing TexFile in the three and six months ended June 30, 2013, our software services, maintenance and subscription services gross margin would have been 43.2% and 42.9%, respectively. With the recent order mandating e-filing in Texas, we expect that this contract will provide a long-term recurring revenue stream of $15.0 million to $20.0 million annually when it becomes fully mandatory.

Excluding 57 additional employees added with an acquisition in November 2012, our implementation and support staff has increased by 130 employees since June 30, 2012.

Our blended gross margin increased 1.1% and 0.8% in the three and six months ended June 30, 2013, respectively, compared to the prior year periods. This increase was due to higher royalty revenue and leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The increase in our gross margin was offset somewhat by costs incurred related to our investment in TexFile with no related revenues for the three and six months ended June 30, 2013. Excluding our investment in TexFile, our blended gross margin would have been 46.4% and 46.3% for the three and six months ended June 30, 2013, respectively.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Selling, general and administrative expenses	$24,971	$21,699	$3,272	15%	$47,617	$43,034	$4,583	11%

SG&A as a percentage of revenues was 24.2% and 23.9% for the three and six months ended June 30, 2013, respectively, compared to 23.7% and 24.7% for the three and six months ended June 30, 2012, respectively. Excluding costs from acquisitions, approximately half of the SG&A expense increase is due to higher stock compensation expense resulting from the substantial increase in our stock price over the last twelve months and higher payroll taxes associated with increased stock option exercise activity.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Research and development expense	$5,594	$5,408	$186	3%	$11,192	$10,502	$690	7%

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

We did not have any research and development expense offsets earned under the terms of our agreement with Microsoft in the three and six months ended June 30, 2013 or 2012.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Amortization of customer and trade name intangibles	$1,128	$1,137	$(9)	(1)%	$2,259	$2,083	$176	8%

In 2012, we completed several acquisitions that increased customer and trade name intangibles by approximately $11.1 million. This amount is being amortized over a weighted average period of 11.8 years.

Other Expense, Net

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Other expense, net	$296	$773	$(477)	(62)%	$634	$1,476	$(842)	(57)%

The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense was lower than the prior year period because we maintained higher debt levels in 2012 associated primarily with several acquisitions completed from October 2011 through November 2012. We had a very small amount of debt outstanding for a short period of time in the three months ended June 30, 2013.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Income tax provision	$6,006	$4,577	$1,429	31%	$11,645	$8,237	$3,408	41%
Effective income tax rate	39.9%	39.2%			39.9%	39.2%

The effective income tax rates for the three and six months ended June 30, 2013 and 2012 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2013, we had cash and cash equivalents of $3.1 million and investments available-for-sale of $2.1 million, compared to cash and cash equivalents of $6.4 million and investments available-for-sale of $2.0 million at December 31, 2012. As of June 30, 2013, we had no outstanding borrowings and outstanding letters of credit totaling $5.4 million. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contracts. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of June 30, 2013 was estimated to be $37.2 million. We provide letters of credit as security for issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire through mid-2014. We currently believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2013	2012
Cash flows provided (used) by:
Operating activities	$16,586	$8,425
Investing activities	(13,700)	(19,545)
Financing activities	(6,224)	10,106

Net decrease in cash and cash equivalents	$(3,338)	$(1,014)

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

For the six months ended June 30, 2013, operating activities provided net cash of $16.6 million, primarily generated from net income of $17.5 million, non-cash depreciation and amortization charges of $6.7 million and non-cash share-based compensation expense of $5.5 million. Working capital, excluding cash, increased approximately $7.5 million partly due to higher accounts receivable because our maintenance billing cycle typically peaks at its highest level in June. Working capital also increased due to timing of payments on vendor invoices and prepaid royalties, as well as prepaid commissions on large contracts.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 106 days at June 30, 2013, compared to 95 days at December 31, 2012 and 99 days at June 30, 2012. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. Our maintenance billing volume for the three months ended June 30, 2013 has grown significantly as a result of several acquisitions completed in 2012 along with the addition of new customers. Substantially all of these new billings are not due until after June 30, 2013 and as a result our DSO for the three months ended June 30, 2013, increased compared to the prior year period. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $13.7 million in the six months ending June 30, 2013 compared to $19.5 million for the same period in 2012. Investing activities in 2013 include approximately $10.1 million in connection with the construction of an office building in Plano, Texas. In the six months ended June 30, 2012, we completed the acquisitions of Akanda Innovations, Inc., UniFund, L.L.C and Computer Software Associates, Inc. The combined cash purchase price paid in 2012, net of cash acquired, was approximately $15.2 million. In June 2012 we also purchased an office building and land in Moraine, Ohio to support our appraisal and tax operations for a purchase price of $2.6 million which was comprised of $1.7 million in cash and land and a building valued at $900,000. These expenditures were funded from cash generated from operations and borrowings under our revolving credit line.

Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of small partial redemptions at par in the period from July 2009 through February 2013. As of June 30, 2013, we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $59,000, net of related tax effects of $32,000 in the six months ended June 30, 2013, which is included in accumulated other comprehensive loss on our balance sheet.

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

Financing activities used cash of $6.2 million in the six months ended June 30, 2013 compared to cash provided by financing activities of $10.1 million for the same period for 2012. Cash used by financing activities in 2013 was comprised of $18.0 million in net payments on our revolving line of credit offset slightly by collections of $6.1 million from stock option exercises and employee stock purchase plan activity. Cash provided by financing activities in 2012 consisted of $5.0 million borrowings on our revolving line of credit and collections of $3.5 million from stock option exercises and employee stock purchase plan activity.

At June 30, 2013, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the six months ended June 30, 2013. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. As of June 30, 2013, we had no outstanding borrowings and available borrowing capacity of $144.6 million under the Credit Facility. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2013, we were in compliance with those covenants.

We made federal and state income tax payments, net of refunds, of $9.3 million in the six months ended June 30, 2013 compared to payments of $8.4 million in the prior year.

Excluding acquisitions and investments in office buildings, we anticipate that 2013 capital spending will be between $7.7 million and $8.7 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2013, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. As of June 30, 2013 we have paid approximately $10.1 million in connection with the construction of an office building in Plano, Texas. Construction will be complete in the three months ended September 2013 and we expect to pay another $8.4 million in 2013 in connection with the completion of the office building. Capital spending, including the construction of the office facility, is expected to be funded from cash flows from operations and borrowings under our revolving credit line.

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

Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 19 to 29 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of June 30, 2013 utilizing a discounted trinomial model.

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

As of June 30, 2013, we had no outstanding borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2013, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: July, 24, 2013