Form 10-Q
period 2013-09-30
TYLER TECHNOLOGIES INC
filed 2013-10-24
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-10485

TYLER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5101 TENNYSON PARKWAY

PLANO, TEXAS

75024

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

The number of shares of common stock of registrant outstanding on October 18, 2013 was 32,245,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Software licenses and royalties	$10,495	$8,973	$29,415	$24,958
Subscriptions	15,214	11,335	42,550	31,856
Software services	24,860	22,099	69,406	62,366
Maintenance	49,291	44,452	141,980	126,362
Appraisal services	5,207	5,594	15,854	17,047
Hardware and other	1,954	1,392	6,703	5,347

Total revenues	107,021	93,845	305,908	267,936
Cost of revenues:
Software licenses and royalties	583	458	1,701	1,508
Acquired software	513	478	1,585	1,370
Software services, maintenance and subscriptions	51,786	43,485	147,001	126,416
Appraisal services	3,360	3,598	10,577	11,270
Hardware and other	1,230	882	4,608	4,310

Total cost of revenues	57,472	48,901	165,472	144,874

Gross profit	49,549	44,944	140,436	123,062
Selling, general and administrative expenses	24,581	20,909	72,198	63,943
Research and development expense	5,982	4,273	17,174	14,775
Amortization of customer and trade name intangibles	1,129	1,103	3,388	3,186

Operating income	17,857	18,659	47,676	41,158
Other expense, net	285	849	919	2,325

Income before income taxes	17,572	17,810	46,757	38,833
Income tax provision	6,523	6,978	18,168	15,215

Net income	$11,049	$10,832	$28,589	$23,618

Earnings per common share:
Basic	$0.34	$0.36	$0.90	$0.78

Diluted	$0.32	$0.33	$0.83	$0.72

Comprehensive income	$11,049	$10,914	$28,648	$23,700

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$52,121	$6,406
Accounts receivable (less allowance for losses of $1,285 in 2013 and $1,621 in 2012)	90,503	99,212
Prepaid expenses	12,107	9,000
Other current assets	4,522	1,480
Deferred income taxes	5,512	5,544

Total current assets	164,765	121,642
Accounts receivable, long-term portion	1,098	1,187
Property and equipment, net	63,145	45,381
Non-current investments available-for-sale	2,078	2,037
Other assets:
Goodwill	121,011	121,011
Other intangibles, net	40,628	45,800
Sundry	690	1,197

	$393,415	$338,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,974	$3,167
Accrued liabilities	23,162	26,018
Deferred revenue	151,510	140,550

Total current liabilities	181,646	169,735
Revolving line of credit	—	18,000
Deferred income taxes	4,141	5,221
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2013 and 2012	481	481
Additional paid-in capital	166,297	154,018
Accumulated other comprehensive loss, net of tax	(209)	(268)
Retained earnings	191,698	163,109
Treasury stock, at cost; 15,916,346 and 16,816,903 shares in 2013 and 2012, respectively	(150,639)	(172,041)

Total shareholders’ equity	207,628	145,299

	$393,415	$338,255

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$28,589	$23,618
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,093	9,616
Share-based compensation expense	8,539	5,506
Excess tax benefit from exercises of share-based arrangements	(13,200)	(3,283)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	8,798	14,431
Income tax payable	8,853	2,533
Prepaid expenses and other current assets	(2,750)	(302)
Accounts payable	841	(1,236)
Accrued liabilities	(2,022)	(2,263)
Deferred revenue	10,960	(6,366)

Net cash provided by operating activities	58,701	42,254

Cash flows from investing activities:
Proceeds from sale of investments	50	75
Cost of acquisitions, net of cash acquired	(181)	(15,229)
Additions to property and equipment	(20,262)	(6,351)
Decrease in other	271	41

Net cash used by investing activities	(20,122)	(21,464)

Cash flows from financing activities:
Decrease in net borrowings on revolving line of credit	(18,000)	(32,700)
Contributions from employee stock purchase plan	2,535	1,832
Proceeds from exercise of stock options	9,401	5,572
Excess tax benefit from exercises of share-based arrangements	13,200	3,283

Net cash provided (used) by financing activities	7,136	(22,013)

Net increase (decrease) in cash and cash equivalents	45,715	(1,223)
Cash and cash equivalents at beginning of period	6,406	1,326

Cash and cash equivalents at end of period	$52,121	$103

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2013 and December 31, 2012 and operating result amounts are for the three and nine months ended September 30, 2013 and 2012, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2012. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

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

(3) Financial Instruments

Assets recorded at fair value in the balance sheet as of September 30, 2013 are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets, are as follows:

Level 1	–	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2	–	Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3	–	Unobservable inputs, for which little or no market data exist, therefore requiring an entity to develop its own assumptions.

As of September 30, 2013 we held certain items that are required to be measured at fair value on a recurring basis. The following table summarizes the fair value of these financial assets:

Quoted prices in
		active markets for	Significant other	Significant
		identical assets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Investments available-for-sale	2,078	—	—	2,078

Investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 19 to 28 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of small partial redemptions at par in the period from July 2009 through July 2013. As of September 30, 2013, we have continued to earn and collect interest on both of our ARS.

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

The par and carrying values, and related cumulative unrealized loss for our non-current ARS as of September 30, 2013 are as follows:

	Par Value	Temporary Impairment	Carrying Value
Investments available-for-sale	$2,400	$322	$2,078

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $59,000, net of related tax effects of $32,000 in the nine months ended September 30, 2013, which is included in accumulated other comprehensive loss on our balance sheet. We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of small partial redemptions at par in the period July 2009 through July 2013. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

The following table reflects the activity for assets measured at fair value using level 3 inputs for the nine months ended September 30, 2013:

Balance as of December 31, 2012	$2,037
Transfers into level 3	—
Transfers out of level 3	—
Purchases, sales, issuances and settlements	(25)
Unrealized gains included in accumulated loss	—

Balance as of March 31, 2013	2,012
Transfers into level 3	—
Transfers out of level 3	—
Unrealized gains included in accumulated loss	91

Balance as of June 30, 2013	2,103
Transfers into level 3	—
Transfers out of level 3	—
Purchases, sales, issuances and settlements	(25)
Unrealized gains included in accumulated loss	—

Balance as of September 30, 2013	$2,078

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Nine months ended September 30,
	2013		2012
	Shares	Amount	Shares	Amount
Stock option exercises	850	$9,401	506	$5,572
Employee stock plan purchases	50	2,535	59	1,832

As of September 30, 2013, we had authorization from our board of directors to repurchase up to 1.7 million additional shares of Tyler common stock.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2013, we were in compliance with those covenants.

As of September 30, 2013, we had no outstanding borrowings and available borrowing capacity of $145.0 million under the Credit Facility. We had outstanding letters of credit totaling $5.0 million as of September 30, 2013. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contract. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of September 30, 2013 was estimated to be $39.6 million. We provide letters of credit as security for the issuance of performance bonds. These letters of credit are issued under our revolving line of credit and reduce our available borrowing capacity. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire in 2014.

(6) Income Tax Provision

For the three and nine months ended September 30, 2013, we had an effective income tax rate of 37.1% and 38.9%, respectively compared to an effective income tax rate of 39.2% for the three and nine months ended September 30, 2012. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state income tax payments, net of refunds, of $9.3 million in the nine months ended September 30, 2013, compared to $12.7 million in net payments for the same period of the prior year.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$11,049	$10,832	$28,589	$23,618

Denominator:
Weighted-average basic common shares outstanding	32,037	30,387	31,825	30,267
Assumed conversion of dilutive securities:
Stock options	2,727	2,599	2,649	2,571

Denominator for diluted earnings per share—Adjusted weighted-average shares	34,764	32,986	34,474	32,838

Earnings per common share:
Basic	$0.34	$0.36	$0.90	$0.78

Diluted	$0.32	$0.33	$0.83	$0.72

For the three and nine months ended September 30, 2013, stock options representing the right to purchase common stock of approximately 331,000 shares and 724,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2012, stock options representing the right to purchase common stock of approximately 427,000 shares and 443,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of software services, maintenance and subscriptions	$408	$286	$1,087	$791
Selling, general and administrative expense	2,653	1,617	7,452	4,715

Total share-based compensation expense	$3,061	$1,903	$8,539	$5,506

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units which focus on the following products:

•	financial management and education software solutions;

•	financial management, municipal courts, and land and vital records software solutions;

•	courts and justice software solutions; and

•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended September 30, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$10,126	$369	$—	$10,495
Subscriptions	14,537	677	—	15,214
Software services	22,615	2,245	—	24,860
Maintenance	45,182	4,109	—	49,291
Appraisal services	—	5,207	—	5,207
Hardware and other	1,958	—	(4)	1,954
Intercompany	686	—	(686)	—

Total revenues	$95,104	$12,607	$(690)	$107,021
Segment operating income	$22,776	$2,441	$(5,718)	$19,499

For the nine months ended September 30, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$27,849	$1,566	$—	$29,415
Subscriptions	40,527	2,023	—	42,550
Software services	63,308	6,098	—	69,406
Maintenance	129,630	12,350	—	141,980
Appraisal services	—	15,854	—	15,854
Hardware and other	4,917	—	1,786	6,703
Intercompany	2,023	—	(2,023)	—

Total revenues	$268,254	$37,891	$(237)	$305,908
Segment operating income	$60,930	$7,071	$(15,352)	$52,649

For the three months ended September 30, 2012

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$8,576	$397	$—	$8,973
Subscriptions	10,960	375	—	11,335
Software services	20,213	1,886	—	22,099
Maintenance	40,282	4,170	—	44,452
Appraisal services	—	5,594	—	5,594
Hardware and other	1,392	—	—	1,392
Intercompany	559	—	(559)	—

Total revenues	$81,982	$12,422	$(559)	$93,845
Segment operating income	$21,851	$2,517	$(4,128)	$20,240

For the nine months ended September 30, 2012

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$23,513	$1,445	$—	$24,958
Subscriptions	30,969	887	—	31,856
Software services	56,659	5,707	—	62,366
Maintenance	114,012	12,350	—	126,362
Appraisal services	—	17,047	—	17,047
Hardware and other	3,688	—	1,659	5,347
Intercompany	1,663	—	(1,663)	—

Total revenues	$230,504	$37,436	$(4)	$267,936
Segment operating income	$51,101	$6,893	$(12,280)	$45,714

	Three months ended		Nine months ended
Reconciliation of reportable segment operating	September 30,		September 30,
income to the Company’s consolidated totals:	2013	2012	2013	2012
Total segment operating income	$19,499	$20,240	$52,649	$45,714
Amortization of acquired software	(513)	(478)	(1,585)	(1,370)
Amortization of customer and trade name intangibles	(1,129)	(1,103)	(3,388)	(3,186)
Other expense, net	(285)	(849)	(919)	(2,325)

Income before income taxes	$17,572	$17,810	$46,757	$38,833

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

GENERAL

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities as well as state governments. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilize the Tyler private cloud, and electronic document filing solutions (“e-filings”). In 2010 we began providing e-filings for courts and law offices which simplify the filing and management of court related documents. Revenues for e-filings are generally derived on a per-filing basis or from fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.

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

Total revenues increased 14.0% and 14.2% for the three and nine months ended September 30, 2013, respectively, compared to the prior year periods. We completed four acquisitions in 2012 and organic total revenue growth for the three and nine months ended September 30, 2013 was 11.5% and 10.8%, respectively, compared to the prior year periods.

Our total employee count increased to 2,482 at September 30, 2013 from 2,276 at September 30, 2012. This increase includes 57 employees added as a result of an acquisition in November 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2012.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue
	Third Quarter		Nine Months
	2013	2012	2013	2012
Revenue:
Software licenses and royalties	9.8%	9.6%	9.6%	9.3%
Subscriptions	14.2	12.1	13.9	11.9
Software services	23.2	23.5	22.7	23.3
Maintenance	46.1	47.4	46.4	47.2
Appraisal services	4.9	6.0	5.2	6.3
Hardware and other	1.8	1.4	2.2	2.0

Total revenue	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	1.0	1.0	1.1	1.1
Cost of software services, maintenance and subscriptions	48.4	46.3	48.0	47.2
Cost of appraisal services	3.1	3.8	3.5	4.2
Cost of hardware and other	1.1	0.9	1.5	1.6
Selling, general and administrative expenses	23.0	22.3	23.6	23.9
Research and development expense	5.6	4.6	5.6	5.5
Amortization of customer and trade name intangibles	1.1	1.2	1.1	1.2

Operating income	16.7	19.9	15.6	15.3
Other expense, net	0.3	0.9	0.3	0.8

Income before income taxes	16.4	19.0	15.3	14.5
Income tax provision	6.1	7.5	5.9	5.7

Net income	10.3%	11.5%	9.4%	8.8%

Software licenses and royalties.

The following table sets forth a comparison of our software licenses and royalties revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$10,126	$8,576	$1,550	18%	$27,849	$23,513	$4,336	18%
ATSS	369	397	(28)	(7)	1,566	1,445	121	8

Total software licenses and royalties revenue	$10,495	$8,973	$1,522	17%	$29,415	$24,958	$4,457	18%

Since March 2012, we have acquired two companies which provide financial and human capital management software solutions to the K-12 education market and one company that provides enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. The results of these acquisitions are included in our ESS segment from the dates of their acquisitions. Excluding the results of acquisitions, software license and royalty revenue for the three and nine months ended September 30, 2013 increased 13% and 9%, respectively compared to the prior year periods. The majority of the growth was due to an increase of approximately $770,000 and $2.1 million for the three and nine months ended September 30, 2013 in royalties on sales of Microsoft Dynamics AX by other Microsoft partners compared to the prior year periods. We record royalty revenue when the fees are fixed or determinable, which is known when we receive notice of the amounts earned pursuant to our royalty arrangements which are generally 30 to 60 days after each quarterly reporting period. Royalty revenue is dependent upon sales volume from Microsoft partners and can vary substantially from period to period. Software license revenues grew slightly in the three months ended September 30, 2013 and were flat for the nine months ended September 30, 2013 compared to the prior year periods. However, our software license growth rate continues to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. We had 24 and 74 new customers enter into subscription-based arrangements in the three and nine months ending September 30, 2013, respectively compared to 12 and 47 new customers in the three and nine months ended September 30, 2012, respectively.

Subscriptions.

The following table sets forth a comparison of our subscriptions revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$14,537	$10,960	$3,577	33%	$40,527	$30,969	$9,558	31%
ATSS	677	375	302	81	2,023	887	1,136	128

Total subscriptions revenue	$15,214	$11,335	$3,879	34%	$42,550	$31,856	$10,694	34%

Excluding the impact of acquisitions, subscriptions revenue grew approximately 33% and 32% for the three and nine months ending September 30, 2013 compared to the prior year periods. Subscription-based services revenue primarily consists of revenues derived from SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filings”) that simplify the filing and management of court related documents for courts and law offices. Revenues from e-filings are generally derived from transaction fees and fixed fee arrangements. The contract term for SaaS arrangements range from one to 10 years but are typically for periods of three to six years. New SaaS customers as well as existing customers who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending September 30, 2013, we added 24 new customers and 14 existing customers elected to convert to our SaaS model. Since September 30, 2012, we have added 103 new customers and 63 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $930,000 and $1.8 million of the subscriptions revenue increase for the three and nine months ended September 30, 2013, respectively. E-filing revenue for the three months ended September 30, 2013 included approximately $590,000 related to a new contract with the Texas Office of Court Administration for our Odyssey File and Serve

e-filing system for Texas courts. We expect that this contract will provide a long-term recurring revenue stream of $16.0 million to $19.0 million annually when e-filing becomes fully mandatory in Texas in 2014. The remaining e-filing revenue increase is the result of existing clients expanding mandatory e-filing for court documents.

Software services.

The following table sets forth a comparison of our software services revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$22,615	$20,213	$2,402	12%	$63,308	$56,659	$6,649	12%
ATSS	2,245	1,886	359	19	6,098	5,707	391	7

Total software services revenue	$24,860	$22,099	$2,761	12%	$69,406	$62,366	$7,040	11%

Software services revenues primarily consists of professional services billed in connection with implementing our software, converting customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of acquisitions, software services revenue grew 7% and 6% for the three and nine months ended September 30, 2013, respectively, compared to the prior year periods. The increase in software services revenues is due to larger contract arrangements that included more programming and other services.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$45,182	$40,282	$4,900	12%	$129,630	$114,012	$15,618	14%
ATSS	4,109	4,170	(61)	(1)	12,350	12,350	—	—

Total maintenance revenue	$49,291	$44,452	$4,839	11%	$141,980	$126,362	$15,618	12%

We provide maintenance and support services for our software products and third party software. Excluding acquisitions, maintenance revenue increased 10% for both the three and nine months ended September 30, 2013, respectively, compared to the prior year periods. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales as well as maintenance rate increases.

Appraisal services.

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	5,207	5,594	(387)	(7)	15,854	17,047	(1,193)	(7)

Total appraisal services revenue	$5,207	$5,594	$(387)	(7)%	$15,854	$17,047	$(1,193)	(7)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue declined compared to the prior year periods mainly due to the completion of a large contract in Pennsylvania. We expect appraisal revenues for 2013 will be moderately lower compared to 2012 due to delays in customer purchasing decisions.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Software licenses and royalties	$583	$458	$125	27%	$1,701	$1,508	$193	13%
Acquired software	513	478	35	7	1,585	1,370	215	16
Software services, maintenance and subscriptions	51,786	43,485	8,301	19	147,001	126,416	20,585	16
Appraisal services	3,360	3,598	(238)	(7)	10,577	11,270	(693)	(6)
Hardware and other	1,230	882	348	39	4,608	4,310	298	7

Total cost of revenues	$57,472	$48,901	$8,571	18%	$165,472	$144,874	$20,598	14%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter		Change	Nine Months		Change
	2013	2012	%	2013	2012	%
Software licenses, royalties and acquired software	89.6%	89.6%	(0.0)%	88.8%	88.5%	0.3%
Software services, maintenance and subscriptions	42.1	44.2	(2.1)	42.1	42.7	(0.6)
Appraisal services	35.5	35.7	(0.2)	33.3	33.9	(0.6)
Hardware and other	37.1	36.6	0.5	31.3	19.4	11.9
Overall gross margin	46.3%	47.9%	(1.6)%	45.9%	45.9%	(0.0)%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for software acquired through acquisitions. We do not have any direct costs associated with royalties. For the three and nine months ended September 30, 2013, third party software costs increased slightly as well as acquired software amortization expense as the result of four acquisitions in 2012. These increases offset the positive impact of higher revenues from royalties on our software licenses, royalties and acquired software gross margin percentage.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as SaaS arrangements and e-filings. For both the three and nine months ended September 30, 2013, the software services, maintenance and subscriptions gross margin percentage declined compared to the prior year periods in part because we have accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. In addition, costs incurred in connection with implementing TexFile negatively affected the gross margin. TexFile is a unified, statewide electronic filing system for Texas courts. In late 2012, we signed a contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing offering for TexFile. Subsequently, the state of Texas issued an order mandating e-filing in civil cases beginning in January 2014. Mandatory e-filing will be phased in over a two and a half year period, beginning with the largest counties in January 2014. We will be paid on a fixed fee basis but expect very limited revenues from TexFile e-filings in 2013. However, during 2013 we expect to incur significant expense in the range of approximately $3.0 million to $3.5 million, in connection with implementing the system in courts across the state. Excluding the limited revenues and cost incurred in connection with implementing TexFile in the three and nine months ended September 30, 2013, our software services, maintenance and subscription services gross margin would have been 42.9% for both periods. With the recent order mandating e-filing in Texas, we expect that this contract will provide a long-term recurring revenue stream of $16.0 million to $19.0 million annually when it becomes fully mandatory.

Excluding 48 additional employees added with an acquisition in November 2012, our implementation and support staff has increased by 141 employees since September 30, 2012.

Our blended gross margin declined 1.6% for the three months ended September 30, 2013 and was flat for the nine months ended September 30, 2013, respectively, compared to the prior year periods. The decline in gross margin was mainly due to costs incurred related to our implementation of TexFile with minimal related revenues as well as increased implementation and support staff in order to expand our capacity to implement our contract backlog. Excluding our investment in TexFile, our blended gross margin would have been 47.0% and 46.6% for the three and nine months ended September 30, 2013, respectively.

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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Selling, general and administrative expenses	$24,581	$20,909	$3,672	18%	$72,198	$63,943	$8,255	13%

SG&A as a percentage of revenues was 23.0% and 23.6% for the three and nine months ended September 30, 2013, respectively, compared to 22.3% and 23.9% for the three and nine months ended September 30, 2012, respectively. Excluding costs from acquisitions, approximately half of the SG&A expense increase is due to higher stock compensation expense resulting from the substantial increase in our stock price over the last twelve months and higher payroll taxes associated with increased stock option exercise activity. Commission expense has also increased substantially compared to the prior year periods due to higher sales.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Research and development expense	$5,982	$4,273	$1,709	40%	$17,174	$14,775	$2,399	16%

Research and development expense consist mainly of costs associated with development of new products and new software platforms from which we do not currently generate revenue. These include on-going development efforts of Microsoft Dynamics AX, as well as other new product development efforts. In 2007, we entered into a Software Development and License Agreement, which provides for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. This agreement and subsequent amendments granted Microsoft intellectual property rights in the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs and royalties on direct and indirect public sector sales of the solutions co-developed under this arrangement. In addition, Tyler has agreed to commit certain resources to the development of the next version of Dynamics AX and will receive software and maintenance royalties on direct and indirect public sector sales of the co-developed solutions.

In the three and nine month ended September 30, 2013 we did not have any research and development expense offsets earned under the terms of our agreement with Microsoft compared to the final $1.0 million in research and development expense offsets in the three and nine months ended September 30, 2012.

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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Amortization of customer and trade name intangibles	$1,129	$1,103	$26	2%	$3,388	$3,186	$202	6%

In 2012, we completed four acquisitions that increased customer and trade name intangibles by approximately $11.1 million. This amount is being amortized over a weighted average period of 11.8 years.

Other Expense, Net

The following table sets forth a comparison of our other expense, net for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Other expense, net	$285	$849	$(564)	(66)%	$919	$2,325	$(1,406)	(60)%

The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Interest expense was lower than the prior year period because we maintained higher debt levels in 2012 associated primarily with several acquisitions completed from October 2011 through November 2012.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2013	2012	$	%	2013	2012	$	%
Income tax provision	$6,523	$6,978	$(455)	(7)%	$18,168	$15,215	$2,953	19%
Effective income tax rate	37.1%	39.2%			38.9%	39.2%

The effective income tax rates for the three and nine months ended September 30, 2013 and 2012 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2013, we had cash and cash equivalents of $52.1 million and investments available-for-sale of $2.1 million, compared to cash and cash equivalents of $6.4 million and investments available-for-sale of $2.0 million at December 31, 2012. As of September 30, 2013, we had no outstanding borrowings and outstanding letters of credit totaling $5.0 million. Some of our customers, primarily those for our property appraisal services, require that we obtain performance bonds in connection with our contracts. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of September 30, 2013 was estimated to be $39.6 million. We provide letters of credit as security for issuance of performance bonds. We do not believe these letters of credit will be required to be drawn upon. These letters of credit expire in 2014. We currently believe our $150.0 million revolving line of credit provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2013	2012
Cash flows provided (used) by:
Operating activities	$58,701	$42,254
Investing activities	(20,122)	(21,464)
Financing activities	7,136	(22,013)

Net increase (decrease) in cash and cash equivalents	$45,715	$(1,223)

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, bank borrowings and public and private issuances of debt and equity securities. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.

For the nine months ended September 30, 2013, operating activities provided net cash of $58.7 million, primarily generated from net income of $28.6 million, non-cash depreciation and amortization charges of $10.1 million and non-cash share-based compensation expense of $8.5 million. Working capital, excluding cash, decreased approximately $24.7 million. This decline is mainly due to collections of annual maintenance renewal billings near the end of June, lower tax payments and higher deferred revenue relating to maintenance and subscription-based contracts. Our maintenance billing cycle typically peaks at its highest level in June with cash related to those billings collected in the third quarter. Lower tax payments were due to tax benefits from exercises of share-based arrangements in the nine months ended September 30, 2013. For presentation purposes the impact of tax benefits from exercises of share-based arrangements is reclassed to financing activities. The working capital decline was offset slightly by timing of payments on vendor invoices and prepaid commissions on large contracts.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal billing cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 76 days at September 30, 2013, compared to 95 days at December 31, 2012 and 75 days at September 30, 2012. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the third quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $20.1 million in the nine months ending September 30, 2013 compared to $21.5 million for the same period in 2012. Investing activities in 2013 include approximately $15.2 million paid in connection with the construction of an office building in Plano, Texas, compared to $1.2 million in the nine months ended September 2012. In the nine months ended September 30, 2012, we completed the acquisitions of Akanda Innovations, Inc., UniFund, L.L.C and Computer Software Associates, Inc. The combined cash purchase price paid in 2012, net of cash acquired, was approximately $15.2 million. In June 2012 we also purchased an office building and land in Moraine, Ohio to support our appraisal and tax operations for $2.6 million which was comprised of $1.7 million in cash along with land and a building valued at $900,000. These expenditures were funded from cash generated from operations and borrowings under our revolving credit line.

Non-current investments available-for-sale consist of two auction rate municipal securities (“ARS”) which are collateralized debt obligations supported by municipal agencies and do not include mortgage-backed securities. These ARS are debt instruments with stated maturities ranging from 19 to 28 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Both of our ARS have had a series of small partial redemptions at par in the period from July 2009 through July 2013. As of September 30, 2013, we have continued to earn and collect interest on both of our ARS. Because quoted prices in active markets are no longer available we determined the estimated fair values of these securities utilizing a discounted trinomial model. The model considers the probability of three potential occurrences for each auction event through the maturity date of each ARS. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include but are not limited to, the securities’ collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each ARS is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. Since there can be no assurances that auctions for these securities will be successful in the near future, we have classified our ARS as non-current investments.

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our non-current ARS of $59,000, net of related tax effects of $32,000 in the nine months ended September 30, 2013, which is included in accumulated other comprehensive loss on our balance sheet.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of small partial redemptions at par in the period July 2009 through July 2013. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the market value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

Financing activities provided cash of $7.1 million in the nine months ended September 30, 2013 compared to cash used by financing activities of $22.0 million for the same period for 2012. Financing activities in 2013 were comprised of $18.0 million in net payments on our revolving line of credit offset by collections of $11.9 million from stock option exercises and employee stock purchase plan activity and $13.2 million excess tax benefit from exercises of share-based arrangements. Cash used by financing activities in 2012 consisted of $32.7 million in payments on our revolving line of credit offset somewhat by collections of $7.4 million from stock option exercises.

At September 30, 2013, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the nine months ended September 30, 2013. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. As of September 30, 2013, we had no outstanding borrowings and available borrowing capacity of $145.0 million under the Credit Facility. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2013, we were in compliance with those covenants.

We made federal and state income tax payments, net of refunds, of $9.3 million in the nine months ended September 30, 2013 compared to payments of $12.7 million in the prior year.

Excluding acquisitions and investments in office buildings, we anticipate that 2013 capital spending will be between $7.7 million and $8.7 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2013, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. In the nine months ended September 30, 2013 we have paid approximately $15.2 million in connection with the construction of an office building in Plano, Texas. Construction was complete in September 2013 and we expect to make a final payment of approximately $5.5 million in the three months ended December 31, 2013. Capital spending, including the construction of the office facility, is expected to be funded from cash flows from operations and existing cash balances.

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

Non-current investments available-for-sale consist of two ARS with stated maturities ranging from 19 to 28 years, for which the interest rate is designed to be reset through Dutch auctions approximately every 30 days which would have qualified as Level 1 under ASC 820, Fair Value Measurements. However, due to events in the credit markets, auctions for these securities have not occurred since February 2008. Therefore, quoted prices in active markets are no longer available and we determined the estimated fair values of these securities as of September 30, 2013 utilizing a discounted trinomial model.

We consider the impairment in our ARS as temporary because we do not have the intent to sell, nor is it more-likely-than-not that we will be required to sell these securities before recovery of their cost basis. We believe that this decline in fair value is temporary, because the underlying assets of these securities are supported by municipal agencies and do not include mortgage-backed securities, have redemption features which call for redemption at 100% of par value and have a current credit rating of A or AA. The ratings on the ARS take into account credit support through insurance policies guaranteeing each of the bonds’ payment of principal and accrued interest, if it becomes necessary. In addition, both ARS have had a series of small partial redemptions at par in the period July 2009 through July 2013. Based on our cash and cash equivalents balance, expected operating cash flows and availability under our credit facility, we do not believe a lack of liquidity associated with our ARS will adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. We will continue to evaluate any changes in the fair value of our ARS and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value.

As of September 30, 2013, we had no outstanding borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2013, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: October 23, 2013