Form 10-K
period 2013-12-31
TYLER TECHNOLOGIES INC
filed 2014-02-19
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10485

TYLER TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5101 Tennyson Parkway	75024
Plano, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (972) 713-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,077,427,000 based on the reported last sale price of common stock on June 30, 2013, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on February 13, 2014 was 32,925,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 14, 2014.

TYLER TECHNOLOGIES, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

DESCRIPTION OF BUSINESS

Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other local government entities. Most of our customers have our software installed in-house. For customers who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which utilize the Tyler private cloud. We provide professional IT services to our customers, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing customer support services to ensure product performance and reliability, which provides us with long-term customer relationships and a significant base of recurring maintenance revenue. In 2010 we began providing electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents.

Tyler was founded in 1966. Prior to 1998, we operated as a diversified industrial conglomerate, with operations in various industrial, retail and distribution businesses, all of which have been divested. In 1997, we embarked on a multi-phase growth plan focused on serving the specialized information management needs of local governments nationwide. In 1998 and 1999, we entered the local government IT market through a series of strategic acquisitions.

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

Gartner estimates that state and local government application and vertical specific software spending will grow from $10.1 billion in 2014 to $11.5 billion in 2017. The professional services and support segments of the market, where our business is primarily focused, is expected to expand from $34.7 billion in 2014 to $37.3 billion in 2017. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $1.7 billion in 2014 to $2.2 billion in 2017 while professional services and support are expected to grow from $2.3 billion in 2014 to $2.6 billion in 2017.

PRODUCTS AND SERVICES

We provide a comprehensive and flexible suite of products and services that addresses the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from five primary sources:

•	sales of software licenses and royalties;

•	subscription-based arrangements;

•	software services;

•	maintenance and support; and

•	appraisal services.

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

We are able to provide the majority of our software products through our SaaS model. The customers who choose this model typically do not wish to maintain, update and operate these systems or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to 10 years, but are typically contracted for a period of three to six years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services. In certain arrangements, the customer may also acquire a license to the software.

As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are included in subscription-based revenues, and are derived from transaction fees and in some cases fixed fee arrangements.

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

Maintenance and Support

Following the implementation of our software systems, we provide ongoing software support services to assist our customers in operating the systems and to periodically update the software. Support is provided over the phone to customers through help desks staffed by our customer support representatives. For more complicated issues, our staff, with the customers’ permission, can log on to customers’ systems remotely. We maintain our customers’ software largely through releases that contain improvements and incremental additions of features and functionality, along with updates necessary because of legislative or regulatory changes.

Virtually all of our software customers contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless the customer or Tyler gives notice of termination prior to expiration. Similar support is provided to our SaaS customers, and is included in their subscription fees, which are classified as subscription-based revenues.

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

•

Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. In 2010, we began providing e-filing for courts and law offices, which simplify the filing and management of court related documents. In late 2012, we signed a contract with the Texas Office of Court Administration to manage e-filing of court documents. In early 2013 the state of Texas issued an order mandating e-filing in civil cases beginning in January 2014. We expect this contract to provide a long-term recurring revenue stream of $17 million to $19 million annually when e-filing becomes mandatory beginning in 2014. We believe revenues from e-filing solutions will grow over time as more local and state governments begin mandating electronic document filings. We also offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills via the Internet. We believe that the addition of such features enhances the market appeal of our core products. Since 2001, we have also offered software products as SaaS solutions which we believe will, over time, have increasing appeal to local governments and will comprise a larger percentage of our new business mix. In addition, we have also broadened our offerings of consulting and business process reengineering services.

•	Expand our customer base. We seek to establish long-term relationships with new customers primarily through our sales and marketing efforts. While we currently have customers in all 50 states, Canada, the Caribbean, and the United Kingdom, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve increasing success in selling to larger customers.

•	Expand our existing customer relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing customers do not fully utilize. Add-on sales to existing customers typically involve lower sales and marketing expenses than sales to new customers.

•	Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $253.6 million, or 61% of total revenues, in 2013. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. In addition, subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $17.2 million in 2009 to $61.9 million in 2013.

•	Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our customers while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that we can leverage to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•	Attract and retain highly qualified employees. We believe that the depth and quality of our operating management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:

❑	new products and services to complement our existing offerings;

❑	entry into new markets related to local governments; and

❑	new customers and/or geographic expansion.

•	Establish strategic alliances. In January 2007 we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement has broadened the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality was released to the market in August 2011 and is being sold in the United States and internationally through Microsoft’s distribution channels. Tyler is also an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and we are selling the solutions directly into the government market. Tyler receives license and maintenance royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this multi-year term relationship.

SALES, MARKETING, AND CUSTOMERS

We market our products and services through direct sales and marketing personnel located throughout the United States. Other in-house sales staff focus on add-on sales, professional services and support.

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

Customers consist primarily of county and municipal agencies, school districts and other local government offices. In counties, customers include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, customers include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the customer or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2013, approximately 46% of our revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Infor Lawson, SAP AG, Affiliated Computer Services, Inc. (a unit of Xerox Corporation), SunGard Data Systems, Inc., Thomson Reuters Corporation, New World Systems, American Cadastre, LLC (AmCad) and Constellation Software, Inc. In addition, we sometimes compete with consulting and systems integration firms, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which require us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us.

We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the customer. Our ability to offer an integrated system of applications for several offices or departments is often a competitive advantage. Local governmental units often are required to seek competitive proposals through a request for proposal process and some prospective clients use consultants to assist them with the proposal and vendor selection process.

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

BACKLOG

At December 31, 2013, our estimated revenue backlog was approximately $551.7 million, compared to $380.6 million at December 31, 2012. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $311.0 million, or 56%, of the backlog is expected to be recognized during 2014.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES

We regard certain features of our internal operations, software, and documentation as confidential and proprietary and rely on a combination of contractual restrictions, trade secret laws and other measures to protect our proprietary intellectual property. We generally do not rely on patents. We believe that, due to the rapid rate of technological change in the computer software industry, trade secrets and copyright protection are less significant than factors such as knowledge, ability and experience of our employees, frequent product enhancements, and timeliness and quality of support services. We typically license our software products under non-exclusive license agreements, which are generally non-transferable and have a perpetual term.

EMPLOYEES

At December 31, 2013, we had 2,573 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

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

Our “Code of Business Conduct and Ethics” is also available on our website. We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics by posting such information on our website.

ITEM 1A.	RISK FACTORS.

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

A prolonged economic slowdown or recession could reduce demand for our software products and services. Local and state governments may face financial pressures that could in turn affect our growth rate and profitability in 2014 and beyond. There is no assurance that local and state spending levels will be unaffected by declining or stagnant general economic conditions, and if budget shortfalls occur, they may negatively impact local and state information technology spending and could have a material adverse effect upon our business, operating results, and financial condition.

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

Some of our customers, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. In addition, we have in the past been required to provide letters of credit as security for the issuance of a performance bond. Our current credit facility contains a $25.0 million sublimit for letters of credit. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•	a significant number of our prospective customers’ decisions regarding whether to enter into license agreements with us may be made within the last few weeks of each quarter;

•	the size of license transactions can vary significantly;

•	customers may unexpectedly postpone or cancel procurement processes due to changes in their strategic priorities, project objectives, budget or personnel;

•	customer purchasing processes vary significantly and a customer’s internal approval, expenditure authorization and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions;

•	we may have to defer revenues under our revenue recognition policies; and

•	customers may choose our subscription-based arrangements, which result in lower software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based revenues over the term of the contract.

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

We occupy approximately 625,000 square feet of office space, of which 360,000 square feet is in office facilities we own. We own or lease offices for our major operations in Arizona, Colorado, Georgia, Iowa, Maine, Montana, New York, Ohio, Texas and Washington.

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

Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2013, we had approximately 1,776 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 1,776 beneficial owners of our common stock.

The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

2012:	First Quarter	$39.43	$29.67
	Second Quarter	41.61	36.00
	Third Quarter	44.41	36.99
	Fourth Quarter	49.60	41.95
2013:	First Quarter	$61.60	$48.86
	Second Quarter	70.49	57.00
	Third Quarter	88.68	68.60
	Fourth Quarter	105.74	83.25
2014:	First Quarter (through February 13, 2014)	$107.99	$87.22

We did not pay any cash dividends in 2013 or 2012. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

The following table summarizes certain information related to our stock option plan and our Employee Stock Purchase Plan (“ESPP”). There are no warrants or rights related to our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2013	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2013)
Equity compensation plans approved by security shareholders:
Stock options	5,719,374	$34.66	1,139,755
ESPP	9,783	86.81	994,514
Equity compensation plans not approved by security shareholders	—	—	—

	5,729,157	$34.75	2,134,269

As of December 31, 2013, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the twelve months ended December 31, 2013. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010, October 2010 and September 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

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

The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2008. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/08	12/31/09	12/31/10	12/31/11	12/30/12	12/30/13
Tyler Technologies, Inc.	100	166.19	173.29	251.34	404.34	852.50
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 600 Information Technology Index	100	148.16	184.60	177.17	198.48	287.61

ITEM 6. SELECTED FINANCIAL DATA.

(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
Revenues	$416,643	$363,304	$309,391	$288,628	$290,286
Costs and expenses:
Cost of revenues	223,440	195,602	167,479	160,311	161,523
Selling, general and administrative expenses	98,289	86,706	75,650	69,480	70,115
Research and development expense	23,269	20,140	16,414	13,971	11,159
Amortization of customer and trade name intangibles	4,517	4,279	3,331	3,225	2,705

Operating income	67,128	56,577	46,517	41,641	44,784
Other expense, net	(1,309)	(2,709)	(2,404)	(1,742)	(146)

Income from operations before income taxes	65,819	53,868	44,113	39,899	44,638
Income tax provision	26,718	20,874	16,556	14,845	17,628

Net income	$39,101	$32,994	$27,557	$25,054	$27,010

Net income per diluted share	$1.13	$1.00	$0.83	$0.71	$0.74

Weighted average diluted shares	34,590	32,916	33,154	35,528	36,624
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$66,090	$58,668	$56,435	$35,350	$42,941
Cash flows used by investing activities	(25,658)	(34,736)	(28,809)	(8,694)	(13,658)
Cash flows provided (used) by financing activities	32,038	(18,852)	(28,414)	(34,238)	(21,349)
BALANCE SHEET DATA:
Total assets	$444,488	$338,666	$295,391	$264,032	$270,670
Revolving line of credit	—	18,000	60,700	26,500	—
Shareholders’ equity	246,319	145,299	78,110	106,972	134,358

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

OVERVIEW

General

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilizes the Tyler private cloud, and electronic document filing solutions (“e-filing”). In 2010 we began providing e-filing for courts and law offices, which simplify the filing and management of court, related documents. Revenues for e-filing are derived from transaction fees and in some cases fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.

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

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:

•	Revenues – We derive our revenues from five primary sources: sale of software licenses and royalties; subscription-based arrangements; software services; maintenance and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 61% of our revenue in 2013. The number of new SaaS customers and the number of existing customers who convert from our traditional software arrangements to our SaaS model are a significant driver to our business, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2013, our customer turnover was approximately 2%.

•	Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our customers. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2013, our total employee count increased to 2,573 from 2,388 at December 31, 2012.

•	Selling, General and Administrative (“SG&A”) Expenses – The primary components of SG&A expenses are administrative and sales personnel salaries and commissions, share-based compensation expense, marketing expense, rent and professional fees. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases when the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.

•	Liquidity and Cash Flows – The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and discretionary purchases of treasury stock. During 2013, we invested $26.9 million in property and equipment. Our investment in property and equipment included $20.3 million in connection with the construction of an office building in Plano, Texas. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from customers in advance of revenue being earned.

•	Balance Sheet – Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.

Outlook

We expect the trend of gradual improvements in the marketplace to continue in 2014. We have made significant investments in our business that we believe will enhance our market leadership and improve long-term revenue and margin growth.

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

Revenue Recognition. We recognize revenues in accordance with the provisions of Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software Revenue Recognition. Our revenues are derived from sales of software licenses and royalties, subscription-based services, appraisal services, maintenance and support, and services that typically range from installation, training and basic consulting to software modification and customization to meet specific customer needs. For multiple element software arrangements, which do not entail the performance of services that are considered essential to the functionality of the software, we generally record revenue when the delivered products or performed services result in a legally enforceable and non-refundable claim. We maintain allowances for doubtful accounts and sales adjustments, which are provided at the time the revenue is recognized. Because most of our customers are governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. In a limited number of cases, we encounter a customer who is dissatisfied with some aspect of the software product or our service, and we may offer a “concession” to such customer. In those limited situations where we grant a concession, we rarely reduce the contract arrangement fee, but alternatively may perform additional services, such as additional training or creating additional custom reports. These amounts have historically been nominal. In connection with our customer contracts and the adequacy of related allowances and measures of progress towards contract completion, our project managers are charged with the responsibility to continually review the status of each customer on a specific contract basis. Also, we review, on at least a quarterly basis, significant past due accounts receivable and the adequacy of related reserves. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts and sales adjustments may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.

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

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2013, did not result in an impairment charge. During 2013, we did not identify any triggering events which would require an update to our annual impairment review.

All intangible assets (other than goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets.

Share-Based Compensation. We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Forfeiture rate assumptions are derived from historical data. We estimate stock price volatility at the date of grant based on the historical volatility of our common stock. Estimated option life is determined using the weighted-average period the stock options are expected to be outstanding based primarily on the options’ vesting terms, remaining contractual life and the employees’ expected exercise based on historical patterns. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates.

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2013, 2012 and 2011.

	Percentage of Total Revenue Years ended December 31,
	2013	2012	2011
Revenue:
Software licenses and royalties	9.8%	9.3%	10.5%
Subscriptions	14.8	12.3	10.1
Software services	22.4	23.0	22.5
Maintenance	46.0	47.3	47.4
Appraisal services	5.0	6.2	7.5
Hardware and other	2.0	1.9	2.0

Total revenue	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	1.1	1.1	1.3
Cost of software services, maintenance and subscriptions	47.9	47.2	46.5
Cost of appraisal services	3.3	4.1	4.7
Cost of hardware and other	1.3	1.4	1.6
Selling, general and administrative expenses	23.6	23.9	24.5
Research and development expense	5.6	5.5	5.3
Amortization of customer base and trade name intangibles	1.1	1.2	1.1

Operating income	16.1	15.6	15.0
Other expense	0.3	0.8	0.7

Income before income taxes	15.8	14.8	14.3
Income tax provision	6.4	5.7	5.4

Net income	9.4%	9.1%	8.9%

2013 Compared to 2012

Revenues

Software licenses and royalties.

The following table sets forth a comparison of our software licenses and royalties revenues for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$38,774	$32,060	$6,714	21%
ATSS	2,067	1,868	199	11

Total software licenses and royalties revenue	$40,841	$33,928	$6,913	20%

Since March 2012, we have acquired two companies which provide financial and human capital management software solutions to the K-12 education market and one company that provides enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. The results of these acquisitions are included in our ESS segment from the dates of their acquisitions. Excluding the impact of acquisitions, total software licenses and royalties revenue increased 12% compared to 2012. Approximately half of the growth was due to an increase of $2.3 million in royalties on sales of Microsoft Dynamics AX by other Microsoft partners compared to the prior year. We record royalty revenue when the fees are fixed or determinable, which is known when we receive notice of the amounts earned pursuant to our royalty arrangements which are generally 30 to 60 days after each quarterly reporting period. Royalty revenue is dependent upon sales volume from Microsoft partners, as well as the timing of maintenance renewals, and can vary substantially from period to period. Excluding the impact of acquisitions, software licenses grew 5% mainly due to increased investments in product development over the past few years. However, software license growth was reduced somewhat because of a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in no software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based services revenue over the term of the contract. We had 100 new customers that entered into subscription-based arrangements in 2013 compared to 76 new customers in 2012.

Subscriptions.

The following table sets forth a comparison of our subscription revenues for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$59,070	$43,319	$15,751	36%
ATSS	2,794	1,299	1,495	115

Total subscriptions revenue	$61,864	$44,618	$17,246	39%

Subscription-based services revenue primarily consists of revenues derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are derived from transaction fees or in some cases fixed fee arrangements. The contract term for SaaS arrangements range from one to 10 years but are typically for a period of three to six years.

Excluding the impact of acquisitions, subscription-based services revenue increased 37% compared to 2012. New SaaS customers as well as existing customers who converted to our SaaS model provided the majority of the subscription-based revenue increase. In 2013, we added 100 new customers and 63 existing customers elected to convert to our SaaS model. E-filing services also contributed approximately $5.0 million of the subscription revenue increase. E-filing revenue included $3.8 million related to a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts (“e-File Texas.gov”), which was implemented in September 2013. This contract is a fixed fee arrangement and we expect it will provide a long-term recurring revenue stream of $17 million to $19 million annually when e-filing becomes mandatory in Texas in 2014. The remaining e-filing revenue increase is mainly the result of existing clients expanding mandatory e-filing for court documents.

Software services.

The following table sets forth a comparison of our software services revenues for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$85,459	$76,103	$9,356	12%
ATSS	7,808	7,305	503	7

Total software services revenue	$93,267	$83,408	$9,859	12%

Software services revenues primarily consist of professional services billed in connection with the installation of our software, conversion of customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the impact of acquisitions, software services increased 7% compared to 2012. The increase is partly due to growth in software license activity and due to contract arrangements that included more programming and other services.

Maintenance.

The following table sets forth a comparison of our maintenance revenues for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$175,180	$155,290	$19,890	13%
ATSS	16,540	16,561	(21)	—

Total maintenance revenue	$191,720	$171,851	$19,869	12%

We provide maintenance and support services for our software products and certain third party software. Excluding the impact of acquisitions, maintenance revenue grew 9% from 2012. This increase was due to growth in our installed customer base from new software license sales and maintenance rate increases.

Appraisal services.

The following table sets forth a comparison of our appraisal services revenues for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$—	$—	$—	—%
ATSS	20,825	22,543	(1,718)	(8)

Total appraisal services revenue	$20,825	$22,543	$(1,718)	(8)%

Appraisal services revenue declined 8% in 2013 compared to 2012. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. The decline is mainly due to the completion in mid-2012 of a large contract in Pennsylvania. We expect appraisal revenues for 2014 will increase slightly compared to 2013.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
Software licenses and royalties	$2,377	$1,983	$394	20%
Acquired software	2,078	1,888	190	10
Software services, maintenance and subscriptions	199,617	171,584	28,033	16
Appraisal services	13,809	14,889	(1,080)	(7)
Hardware and other	5,559	5,258	301	6

Total cost of revenues	$223,440	$195,602	$27,838	14%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2013	2012	Change
Software licenses, royalties and acquired software	89.1%	88.6%	0.5%
Software services, maintenance and subscriptions	42.4	42.8	(0.4)
Appraisal services	33.7	34.0	(0.3)
Hardware and other	31.6	24.4	7.2
Overall gross margin	46.4%	46.2%	0.2%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for software acquired through acquisitions. We do not have any direct costs associated with royalties. In 2013, our software licenses, royalties and acquired software gross margin percentage increased compared to 2012 mainly due to higher revenues from royalties. The margin also benefited from a product mix that included slightly more proprietary software revenues, which have a higher gross margin than third party software.

Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscription-based services primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as SaaS arrangements and e-filing. Maintenance and various other services such as SaaS costs typically grow at a slower rate than related revenues due to leverage in the utilization of our support and maintenance staff and economies of scale. However, we accelerated hiring in 2013 to ensure that we were well-positioned to deliver our current backlog and anticipated new business. In late 2012, we signed a contract with the Texas Office of Court Administration for e-FileTexas.gov to manage e-filing of court documents. In early 2013 the state of Texas issued an order mandating e-filing in civil cases beginning in January 2014. Mandatory e-filing will be phased in over a two and a half year period, beginning with the largest counties in January 2014. We will be paid on a fixed fee basis but had very limited revenues in 2013 from e-FileTexas.gov. However, during 2013, we incurred expenses of approximately $3.3 million in connection with implementing the system in courts across the state. Excluding the limited revenues and cost incurred in connection with implementing e-FileTexas.gov in 2013, our software services, maintenance and subscription services gross margin would have been approximately 42.8%. Our implementation and support staff has increased by 202 employees since 2012. Most of these additions occurred mid-to late 2013.

Appraisal services. Appraisal services revenues are approximately 5% of total revenues. The appraisal services gross margin declined slightly compared to 2012. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally ends with the projects’ completion.

Our blended gross margin for 2013 increased 0.2% from 2012. The increase was due to higher royalty revenue and also benefited from a product mix that included slightly higher proprietary software revenues than third party software. Costs incurred related to our implementation of e-FileTexas.gov with minimal related revenues as well as increased hiring of implementation and support staff in order to expand our capacity to implement our contract backlog offset some of the positive impact of higher royalty and proprietary software revenue.

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

			Change
($ in thousands)	2013	2012	$	%
Selling, general and administrative expenses	$98,289	$86,706	$11,583	13%

SG&A as a percentage of revenues was 23.6% in 2013 compared to 23.9% in 2012. Excluding costs from acquisitions, almost half of the SG&A expense increase is due to increased stock compensation expense resulting from the substantial increase in our stock price over the last twelve months and higher payroll taxes associated with increased stock option exercise activity. Commission expense has also increased compared to the prior year periods due to higher sales.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
Research and development expense	$23,269	$20,140	$3,129	16%

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

Our research and development expense increased $3.1 million in 2013 compared to 2012. In 2013 we did not have any research and development expense offsets earned under the terms of our agreement with Microsoft compared to $1.0 million in research and development expense offsets in 2012.

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

			Change
($ in thousands)	2013	2012	$	%
Amortization of customer and trade name intangibles	$4,517	$4,279	$238	6%

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2014	$4,515
2015	4,515
2016	4,515
2017	4,515
2018	4,366

Other

The following table sets forth a comparison of other expense, net for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
Other expense, net	$1,309	$2,709	$(1,400)	(52)%

Other expense is primarily comprised of interest expense, non-usage and other fees associated with our revolving line of credit agreement. Interest expense was lower in 2013 than 2012 because we maintained higher debt levels in 2012 associated primarily with several acquisitions completed from October 2011 through November 2012.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
Income tax provision	$26,718	$20,874	$5,844	28%
Effective income tax rate	40.6%	38.8%

The effective income tax rates were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions and non-deductible meals and entertainment costs. We experienced significant stock option exercise activity in 2013 that generated $28.2 million excess tax benefits. Excess tax benefits reduce tax payments but do not significantly reduce the effective tax rate and can result in limitations on other deductions. In 2013, limitations resulting from excess tax benefits eliminated the qualified manufacturing activities deduction, which negatively impacted our effective tax rate.

2012 Compared to 2011

Revenues

Software licenses and royalties.

The following table sets forth a comparison of our software licenses and royalties revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
ESS	$32,060	$30,194	$1,866	6%
ATSS	1,868	2,400	(532)	(22)

Total software licenses and royalties revenue	$33,928	$32,594	$1,334	4%

Excluding the impact of acquisitions, total software licenses and royalties revenue declined by 3% compared to 2011. Most of the decline was due to fewer add-on sales to our existing customer base. In addition, software license growth was reduced somewhat because of a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in no software license revenues in the initial year as compared to traditional perpetual software license arrangements but generate higher overall subscription-based services revenue over the term of the contract. We had 76 new customers that entered into subscription-based arrangements in 2012 compared to 47 new customers in 2011.

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

The following table sets forth a comparison of our appraisal services revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
ESS	$—	$—	$—	—%
ATSS	22,543	23,228	(685)	(3)

Total appraisal services revenue	$22,543	$23,228	$(685)	(3)%

Appraisal services revenue declined 3% in 2012 compared to 2011. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. The decline is mainly due to the completion in mid-2012, of a large contract in Pennsylvania offset slightly by the start-up of smaller projects, including several in Ohio.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
Software licenses and royalties	$1,983	$3,034	$(1,051)	(35)%
Acquired software	1,888	1,125	763	68
Software services, maintenance and subscriptions	171,584	143,776	27,808	19
Appraisal services	14,889	14,550	339	2
Hardware and other	5,258	4,994	264	5

Total cost of revenues	$195,602	$167,479	$28,123	17%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2012	2011	Change
Software licenses, royalties and acquired software	88.6%	87.2%	1.4%
Software services, maintenance and subscriptions	42.8	41.9	0.9
Appraisal services	34.0	37.4	(3.4)
Hardware and other	24.4	20.7	3.7
Overall gross margin	46.2%	45.9%	0.3%

Software licenses, royalties and acquired software. In 2012, our software license gross margin percentage increased compared to 2011 due to higher royalties and because our product mix included less third party software which offset higher amortization expense associated with acquisitions.

Software services, maintenance and subscription-based services. In 2012, the software services, maintenance and subscriptions gross margin increased compared to the prior year partly because we improved our utilization of our support and maintenance staff and due to annual rate increases on certain services. Excluding 147 employees added with acquisitions, our implementation and support staff has increased by 103 employees since 2011. Most of these additions occurred mid-to late 2012.

Appraisal services. Appraisal services revenues are approximately 6% of total revenues. The appraisal services gross margin declined compared to 2011. The appraisal services gross margin in 2011 was also favorably impacted by operational efficiencies associated with a large revaluation contract, which began in mid-2010 and was substantially complete by mid-2011.

Our blended gross margin for 2012 increased 0.3% from 2011 mainly due to leverage in the utilization of our support, maintenance and subscription-based services staff and economies of scale and slightly higher rates on certain services. The gross margin also benefited from lower third party software costs and higher royalties.

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

Our research and development expense increased $3.7 million in 2012 compared to 2011. The increase is mainly due to lower reimbursements from Microsoft in 2012. In 2012, we had $1.0 million in research and development expense offsets compared to $3.5 million in 2011, which were the amounts earned under the terms of our agreement with Microsoft. Under our amended agreement with Microsoft, the project included offsets to research and development expense, varying in amount from quarter to quarter from 2009 through 2012 for a total of approximately $6.2 million. As of September 30, 2012, we received the final $1.0 million under the agreement.

Amortization of Customer and Trade Name Intangibles

The following table sets forth a comparison of amortization of customer and trade name intangibles for the years ended December 31:

			Change
($ in thousands)	2012	2011	$	%
Amortization of customer and trade name intangibles	$4,279	$3,331	$948	28%

In 2012, we completed four acquisitions that increased amortizable customer and trade name intangibles by approximately $11.1 million. This amount is being amortized over a weighted average period of 11.8 years.

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

The effective income tax rates for both years were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions and non-deductible meals and entertainment costs. The effective income tax rate in 2011 was also reduced by a research and development tax credit. The qualified manufacturing activities deduction declined in 2012 contributing to a higher effective tax rate.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2013, we had cash and cash equivalents of $78.9 million and investments available-for-sale of $1.3 million, compared to cash and cash equivalents of $6.4 million and investments available-for-sale of $2.0 million at December 31, 2012. As of December 31, 2013, we had no outstanding borrowings and an outstanding letter of credit totaling $2.0 million. Some of our customers require a letter of credit in connection with our contracts. The notional amount of performance guarantees outstanding secured by letter of credit as of December 31, 2013 was estimated to be approximately $29.0 million. We do not believe this letter of credit will be required to be drawn upon. We believe that cash from operating activities, cash on hand and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2013	2012	2011
Cash flows provided (used) by:
Operating activities	$66,090	$58,668	$56,435
Investing activities	(25,658)	(34,736)	(28,809)
Financing activities	32,038	(18,852)	(28,414)

Net increase (decrease) in cash and cash equivalents	$72,470	$5,080	$(788)

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and access to the credit markets are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.

In 2013, operating activities provided net cash of $66.1 million, primarily generated from net income of $39.1 million, non-cash depreciation and amortization charges of $13.8 million and non-cash share-based compensation expense of $11.7 million. Cash from operations also benefited from timing of payments on wages and bonuses. In addition, deferred revenue balances were higher than 2012 due to an increase in annual software maintenance billings as a result of growth in our installed customer base and growth in subscription-based arrangements. These increases in liabilities were offset somewhat by higher accounts receivable balances from annual software maintenance billings, progress billings associated with large contracts and prepaid commissions on large contracts.

In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

At December 31, 2013, our days sales outstanding (“DSOs”) were 87 days compared to DSOs of 95 days at December 31, 2012. DSOs are calculated based on accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days. Accounts receivable at December 31, 2012 included several large billings for retentions associated with appraisal contracts.

Investing activities used cash of $25.7 million in 2013 compared to $34.7 million in 2012. Investing activities in 2013 include $20.3 million paid in connection with the construction of an office building in Plano, Texas compared to $2.3 million in 2012. In 2012, we completed the acquisitions of Akanda Innovations, Inc., UniFund, L.L.C., Computer Software Associates, Inc. and EnerGov Solutions, L.L.C. The combined cash purchase prices paid in 2012, net of cash acquired was approximately $25.7 million. In May 2012, we purchased land and a building in Moraine, Ohio to support our appraisal and tax operations for a purchase price of $2.6 million, which was comprised of $1.7 million in cash and land and a building valued at $900,000. These expenditures were funded from cash generated from operations and borrowings under our revolving credit line.

In 2011, we completed the acquisition of Windsor. The purchase price, net of cash acquired, was approximately $16.4 million. In March 2011, we paid $6.6 million for approximately 27 acres of land and a building in Plano, Texas.

Financing activities in 2013 provided cash of $32.0 million compared to cash used by financing activities of $18.9 million in 2012. Financing activities in 2013 were comprised of $18.0 million in net payments on our revolving line of credit offset by collections of $21.8 million from stock option exercises and employee stock purchase plan activity and $28.2 million excess tax benefit from exercises of share-based arrangements. Cash used in financing activities in 2012 was mainly comprised of $42.7 million in payments on our revolving line of credit offset by collections of $15.1 million from stock option exercises and contributions from the employee stock purchase plan and $8.8 million excess tax benefit from exercises of share-based arrangements.

In 2011, cash used in financing activities was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises, borrowings and payments on our revolving credit line and contributions from our employee stock purchase plan. During 2011, we purchased 3.0 million shares of our common stock for an aggregate purchase price of $71.8 million.

The share repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, October 2008, May 2009, July 2010, October 2010 and September 2011. As of December 31, 2013, we had remaining authorization to repurchase up to 1.7 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. These share repurchases are funded using our existing cash balances and borrowings under our revolving credit agreement and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

In 2013, we issued 1.4 million shares of common stock and received $18.3 million in aggregate proceeds upon exercise of stock options. In 2012 we issued 1.2 million shares of common stock and received $12.4 million in aggregate proceeds upon exercise of stock options. In 2011 we received $3.6 million from the exercise of options to purchase approximately 582,000 shares of our common stock under our employee stock option plan. In 2013, 2012 and 2011 we received $3.5 million, $2.6 million and $2.0 million, respectively, from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2013, we were in compliance with those covenants.

As of December 31, 2013, we had no outstanding borrowings and unused available borrowing capacity of $148.0 million under the Credit Facility. In addition, as of December 31, 2013, our bank had issued an outstanding letter of credit totaling $2.0 million. This letter of credit reduces our available borrowing capacity and expires in 2014.

We paid income taxes, net of refunds received, of $9.3 million in 2013, $13.1 million in 2012 and $13.4 million in 2011. We experienced significant stock option exercise activity in 2013 that generated $28.2 million excess tax benefits. Excess tax benefits reduce tax payments but do not significantly reduce the effective tax rate and can result in limitations on other deductions. The majority of this excess tax benefit was generated in the last half of 2013 and as a result we anticipate a tax refund in 2014 for approximately $9.7 million. In 2012 and 2011, excess tax benefits were $8.8 million and $3.6 million, respectively.

Excluding acquisitions, we anticipate that 2014 capital spending will be between $12.0 million and $13.0 million. We expect the majority of this capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2014, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances and cash flows from operations.

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

Summarized in the table below are our obligations to make future payments under our long-term revolving credit agreement and lease obligations at December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Lease obligations	$5,680	$4,677	$4,415	$3,880	$1,731	$2,339	$22,722

As of December 31, 2013, we do not have any off-balance sheet arrangements, guarantees to third parties or material purchase commitments, except for the operating lease commitments listed above.

CAPITALIZATION

At December 31, 2013, our capitalization consisted of no outstanding borrowings and $246.3 million of shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of December 31, 2013 we had no outstanding borrowings under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework). Based on our assessment, we concluded that, as of December 31, 2013, Tyler’s internal control over financial reporting was effective based on those criteria.

Tyler’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.

Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2014” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.

Page
		Reports of Independent Registered Public Accounting Firm	F-1

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F-3

		Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4

		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	F-5

		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial statement schedules:

There are no financial statement schedules filed as part of this Annual

Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

	(3)	Exhibits

Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).

3.3	Amended and Restated By-Laws of Tyler Corporation, dated November 4, 1997 (filed as Exhibit 3.3 to our Form 10-K for the year ended December 31, 1997, and incorporated by reference herein).

Exhibit Number	Description

3.4	Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).

4.2	Credit Agreement dated August 11, 2010, among Tyler Technologies, Inc. and Bank of America, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 4.1 to our Form 8-K dated August 12, 2010, and incorporated by reference herein).

10.1	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.1 to our Form 10-K for the year ended December 31, 2002 and incorporated by reference herein).

10.2	Tyler Technologies, Inc. 2010 Stock Option Plan effective as of May 13, 2010 (filed as Exhibit 4.1 to our registration statement no. 333-168499 and incorporated by reference herein).

10.3	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. dated February 5, 2013 (filed as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2012 and incorporated by reference herein).

10.4	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Dustin R. Womble dated February 5, 2013 (filed as Exhibit 10.4 to our Form 10-K for the year ended December 31, 2012 and incorporated by reference herein).

10.5	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller dated February 5, 2013 (filed as Exhibit 10.5 to our Form 10-K for the year ended December 31, 2012 and incorporated by reference herein).

10.6	Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore dated February 5, 2013 (filed as Exhibit 10.6 to our Form 10-K for the year ended December 31, 2012 and incorporated by reference herein).

Exhibit Number	Description

10.7	Employee Stock Purchase Plan (filed as Exhibit 10.1 to our registration statement 333-182318 dated June 25, 2012 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm

*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.

*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.

*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

*101	Instance Document

*101	Schema Document

*101	Calculation Linkbase Document

*101	Labels Linkbase Document

*101	Definition Linkbase Document

*101	Presentation Linkbase Document

* — Filed herewith.

A copy of each exhibit may be obtained at a price of 15 cents per page, with a $10.00 minimum order, by writing Investor Relations, 5101 Tennyson Parkway, Plano, Texas, 75024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.

Date: February 19, 2014	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2014	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President Director
(principal executive officer)

Date: February 19, 2014	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board

Date: February 19, 2014	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: February 19, 2014	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: February 19, 2014	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 19, 2014	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 19, 2014	By:	/s/ G. Stuart Reeves
G. Stuart Reeves
Director

Date: February 19, 2014	By:	/s/ Michael D. Richards
Michael D. Richards
Director

Date: February 19, 2014	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO Criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 19, 2014

Tyler Technologies, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31

(In thousands, except per share amounts)

	2013	2012	2011
Revenues:
Software licenses and royalties	$40,841	$33,928	$32,594
Subscriptions	61,864	44,618	31,160
Software services	93,267	83,408	69,617
Maintenance	191,720	171,851	146,498
Appraisal services	20,825	22,543	23,228
Hardware and other	8,126	6,956	6,294

Total revenues	416,643	363,304	309,391
Cost of revenues:
Software licenses and royalties	2,377	1,983	3,034
Acquired software	2,078	1,888	1,125
Software services, maintenance and subscriptions	199,617	171,584	143,776
Appraisal services	13,809	14,889	14,550
Hardware and other	5,559	5,258	4,994

Total cost of revenues	223,440	195,602	167,479

Gross profit	193,203	167,702	141,912
Selling, general and administrative expenses	98,289	86,706	75,650
Research and development expense	23,269	20,140	16,414
Amortization of customer and trade name intangibles	4,517	4,279	3,331

Operating income	67,128	56,577	46,517
Other expense, net	1,309	2,709	2,404

Income before income taxes	65,819	53,868	44,113
Income tax provision	26,718	20,874	16,556

Net income	$39,101	$32,994	$27,557

Earnings per common share:
Basic	$1.23	$1.09	$0.88

Diluted	$1.13	$1.00	$0.83

Unrealized gains (losses) on investment securities available-for-sale	$341	$134	$(123)
Income tax expense (benefit) related to components of other comprehensive income (loss)	119	47	(43)

Other comprehensive income (loss), net of tax	$222	$87	$(80)

Comprehensive income	$39,323	$33,081	$27,477

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$78,876	$6,406
Accounts receivable (less allowance for losses of $1,113 in 2013 and $1,621 in 2012)	106,570	99,212
Prepaid expenses	13,522	9,000
Income tax receivable	9,721	406
Other current assets	787	1,074
Deferred income taxes	7,759	5,955

Total current assets	217,235	122,053
Accounts receivable, long-term portion	588	1,187
Property and equipment, net	64,844	45,381
Non-current investments available-for-sale	1,288	2,037
Other assets:
Goodwill	121,011	121,011
Other intangibles, net	38,986	45,800
Sundry	536	1,197

	$444,488	$338,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,533	$3,167
Accrued liabilities	32,839	26,018
Deferred revenue	156,738	140,550

Total current liabilities	192,110	169,735
Revolving line of credit	—	18,000
Deferred income taxes	6,059	5,632
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2013 and 2012	481	481
Additional paid-in capital	182,176	154,018
Accumulated other comprehensive loss, net of tax	(46)	(268)
Retained earnings	202,210	163,109
Treasury stock, at cost; 15,309,940 and 16,816,903 shares in 2013 and 2012, respectively	(138,502)	(172,041)

Total shareholders’ equity	246,319	145,299

	$444,488	$338,666

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2013, 2012 and 2011

In thousands

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at December 31, 2010	48,148	$481	$153,576	$(275)	$102,558	(15,854)	$(149,368)	$106,972
Net Income	—	—	—	—	27,557	—	—	27,557
Unrealized loss on investment securities, net of tax	—	—	—	(80)	—	—	—	(80)
Issuance of shares pursuant to stock compensation plan	—	—	(10,352)	—	—	582	13,905	3,553
Stock compensation	—	—	6,253	—	—	—	—	6,253
Treasury stock purchases	—	—	—	—	—	(3,004)	(71,802)	(71,802)
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	(230)	—	—	100	2,275	2,045
Federal income tax benefit related to exercise of stock options	—	—	3,612	—	—	—	—	3,612

Balance at December 31, 2011	48,148	481	152,859	(355)	130,115	(18,176)	(204,990)	78,110
Net Income	—	—	—	—	32,994	—	—	32,994
Unrealized gain on investment securities, net of tax	—	—	—	87	—	—	—	87
Issuance of shares pursuant to stock compensation plan	—	—	(17,018)	—	—	1,218	29,461	12,443
Stock compensation	—	—	7,411	—	—	—	—	7,411
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	639	—	—	81	2,002	2,641
Federal income tax benefit related to exercise of stock options	—	—	8,798	—	—	—	—	8,798
Issuance of shares for acquisition	—	—	1,329	—	—	60	1,486	2,815

Balance at December 31, 2012	48,148	481	154,018	(268)	163,109	(16,817)	(172,041)	145,299
Net Income	—	—	—	—	39,101	—	—	39,101
Unrealized gain on investment securities, net of tax	—	—	—	222	—	—	—	222
Issuance of shares pursuant to stock compensation plan	—	—	(13,742)	—	—	1,443	32,031	18,289
Stock compensation	—	—	11,653	—	—	—	—	11,653
Issuance of shares pursuant to Employee Stock Purchase Plan	—	—	2,034	—	—	64	1,508	3,542
Federal income tax benefit related to exercise of stock options	—	—	28,213	—	—	—	—	28,213

Balance at December 31, 2013	48,148	$481	$182,176	$(46)	$202,210	(15,310)	$(138,502)	$246,319

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31

(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$39,101	$32,994	$27,557
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,786	12,711	10,676
Share-based compensation expense	11,653	7,411	6,253
Provision for losses - accounts receivable	729	961	805
Excess tax benefit from exercises of share-based arrangements	(28,207)	(8,764)	(3,590)
Deferred income tax benefit	(1,497)	(215)	(2,916)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(7,488)	(6,825)	(8,544)
Income tax receivable	18,898	7,791	6,084
Prepaid expenses and other current assets	(4,154)	110	(214)
Accounts payable	(574)	(369)	575
Accrued liabilities	7,655	(530)	4,887
Deferred revenue	16,188	13,393	14,862

Net cash provided by operating activities	66,090	58,668	56,435

Cash flows from investing activities:
Proceeds from sale of investments	1,090	75	50
Cost of acquisitions, net of cash acquired	(181)	(25,680)	(17,298)
Additions to property and equipment	(26,858)	(9,102)	(12,278)
Decrease (increase) in other	291	(29)	717

Net cash used by investing activities	(25,658)	(34,736)	(28,809)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(18,000)	(42,700)	34,200
Purchase of treasury shares	—	—	(71,802)
Contributions from employee stock purchase plan	3,542	2,641	2,045
Proceeds from exercise of stock options	18,289	12,443	3,553
Excess tax benefit from exercises of share-based arrangements	28,207	8,764	3,590

Net cash provided (used) by financing activities	32,038	(18,852)	(28,414)

Net increase (decrease) in cash and cash equivalents	72,470	5,080	(788)
Cash and cash equivalents at beginning of period	6,406	1,326	2,114

Cash and cash equivalents at end of period	$78,876	$6,406	$1,326

See accompanying notes.

Tyler Technologies, Inc.

Notes to Consolidated Financial Statements

(Tables in thousands, except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We provide integrated software systems and related services for the public sector, with a focus on local governments. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”) arrangements, which utilize the Tyler private cloud, and electronic document filing solutions (“e-filing”). In addition, we also provide property appraisal outsourcing services for taxing jurisdictions.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our parent company and a subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on deposit with a bank. Cash and cash equivalents are stated at cost, which approximates market value.

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

REVENUE RECOGNITION

We earn revenue from software licenses, royalties, subscriptions, software services, post-contract customer support (“PCS” or “maintenance”), hardware and appraisal services.

Software Arrangements:

For the majority of our software arrangements, we provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. If the arrangement does not require significant production, modification or customization or where the software services are not considered essential to the functionality of the software, revenue is recognized when all of the following conditions are met:

i.	persuasive evidence of an arrangement exists;

ii.	delivery has occurred;

iii.	our fee is fixed or determinable; and

iv.	collectability is probable.

For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the relative fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to determine that we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method,” in compliance with ASC 985-605, Software Revenue Recognition. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.

Software Licenses and Royalties

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

For arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting and apply the provisions of the Construction – Type and Production – Type Contracts as discussed in ASC 605-35, Multiple Elements Arrangements. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. For arrangements that include new product releases for which it is difficult to estimate final profitability except to assume that no loss will ultimately be incurred, we recognize revenue under the completed contract method. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete. Historically these amounts have been immaterial.

We recognize royalty revenue when earned under the terms of our third party royalty arrangements, provided the fees are considered fixed or determinable and realization of payment is probable. Currently, our third party royalties are variable in nature and such amounts are not considered fixed or determinable until we receive notice of amounts earned. Typically, we receive notice of royalty revenues earned on a quarterly basis in the immediate quarter following the royalty reporting period.

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

Post contract Customer Support

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

Subscription-Based Services:

Subscription-based services consist of revenues derived from SaaS arrangements, which utilize the Tyler private cloud, and electronic filing transactions.

For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. In cases where the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition.

For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements, using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third party evidence, and if third party evidence is unavailable, estimated selling price. We recognize hosting services ratably over the term of the arrangement, which range from one to 10 years but are typically for a period of three to six years. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once we have provided the customer access to the software and we may begin billing for hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

Electronic filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third parties via our e-filing services and retrieval of filed documents via our access services. The elements for these arrangements are accounted for under ASC 605-25. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of sales as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect the statement of comprehensive income. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period.

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

Allocation of Revenue in Statements of Comprehensive Income

In our statements of comprehensive income, we allocate revenue to software licenses, software services, maintenance and hardware and other based on the VSOE of fair value for elements in each revenue arrangement and the application of the residual method for arrangements in which we have established VSOE of fair value for all undelivered elements. In arrangements where we are not able to establish VSOE of fair value for all undelivered elements, revenue is first allocated to any undelivered elements for which VSOE of fair value has been established. We then allocate revenue to any undelivered elements for which VSOE of fair value has not been established based upon management’s best estimate of fair value of those undelivered elements and apply a residual method to determine the license fee. Management’s best estimate of fair value of undelivered elements for which VSOE of fair value has not been established is based upon the VSOE of similar offerings and other objective criteria.

Other

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

RESEARCH AND DEVELOPMENT COSTS

We expensed research and development costs of $23.3 million during 2013, $20.1 million during 2012 and $16.4 million during 2011. We reduced our research and development expense by approximately $1.0 million in 2012 and, $3.5 million in 2011, which was the amount earned under the terms of our strategic alliance with a development partner.

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

SHARE-BASED COMPENSATION

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of ten years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 10 – “Share-Based Compensation” for further information.

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

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2013, did not result in an impairment charge.

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

COSTS OF COMPUTER SOFTWARE

We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. We have not capitalized any internal software development costs in any of the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. Our investments available-for-sale are recorded at fair value as of December 31, 2013 based upon the level of judgment associated with the inputs used to measure their fair value. See Note 3 – “Fair Value of Financial Instruments” for further information.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments available-for-sale and accounts receivable from trade customers. Our cash and cash equivalents primarily consists of operating account balances, which are maintained at one major financial institution and the balances often exceed insured amounts. As of December 31, 2013 we had cash and cash equivalents of $78.9 million. We perform periodic evaluations of the credit standing of this financial institution.

Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2013.

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

The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,621	$990	$1,603
Provisions for losses—accounts receivable	729	961	805
Collection of accounts previously reserved	—	—	(142)
Deductions for accounts charged off or credits issued	(1,237)	(330)	(1,276)

Balance at end of year	$1,113	$1,621	$990

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

In connection with this activity, we have recorded unbilled receivables of $10.8 million and $11.8 million at December 31, 2013 and 2012, respectively. We also have recorded retention receivables of $2.6 million and $1.3 million at December 31, 2013 and 2012, respectively, and these retentions become payable upon the completion of the contract or completion of our field work and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.

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

(2) ACQUISITIONS

2012

In November 2012, we acquired all of the capital stock of EnerGov Solutions, L.L.C. (“EnerGov”) that develops and sells enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies. The purchase price, net of cash acquired of $15,000 was $10.5 million in cash and 60,000 shares of Tyler common stock valued at $2.8 million, based on the stock price on the acquisition date. As of December 31, 2012 the purchase price allocation was not yet complete. In March 2013, we finalized the purchase price allocation, which resulted in additional goodwill of $1.1 million and a corresponding reduction in tangible assets. The balance sheet at December 31, 2012 has been retrospectively revised to include this adjustment.

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

In January 2012, we acquired substantially all of the assets of Akanda Innovation, Inc., (“Akanda”) a provider of web-based solutions to the public sector, which are integrated, with our property tax software, for a total purchase price of $2.9 million. The purchase price included certain liabilities we assumed of approximately $800,000, resulting in net cash paid to the sellers of $2.1 million, of which $900,000 was paid prior to December 31, 2011.

2011

In October 2011, we acquired all of the capital stock of Windsor Management Group, L.L.C. for a cash purchase price of $16.4 million, net of cash acquired of $7.4 million. Windsor provides Infinite Visions suite of school enterprise solutions for the K-12 education market, primarily in the Southwest.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets recorded at fair value in the balance sheet as of December 31, 2013 are categorized based upon the level of judgment associated with the inputs used to measure their fair value as defined by ASC 820, Fair Value Measurements and Disclosures. We have investments available-for-sale (consisting of auction rate securities) that are considered to be Level 3 assets for which little or no market data exist and are required to be measured at fair value on a recurring basis. The fair value of our investments available-for-sale as of December 31, 2013 and December 31, 2012 was $1.3 million and $2.0 million, respectively. As of December 31, 2013 the par value of our investments available-for-sale was $1.4 million and the related temporary impairment was $72,000, based on our estimate of the related fair value using a discounted trinomial model.

In association with this estimate of fair value, we have recorded an after-tax temporary unrealized gain on our investments available-for-sale of $222,000, net of related tax effects of $119,000 in 2013, which is included in accumulated other comprehensive loss on our balance sheet. The unrealized gain includes the impact of adjusting previously recorded unrealized losses of approximately $138,000 net of related tax effects of $74,000 as of December 31, 2013 for one security, which was partially redeemed at par during 2013.

The following table reflects the activity for assets measured at fair value using Level 3 inputs for the years ended December 31:

Balance as of December 31, 2010	$2,126
Transfers into level 3	—
Transfers out of level 3	(25)
Purchases, sales issuances and settlements	(25)
Unrealized losses included in accumulated loss	(123)

Balance as of December 31, 2011	1,953
Transfers into level 3	—
Transfers out of level 3	—
Purchases, sales issuances and settlements	(50)
Unrealized gains included in accumulated loss	134

Balance as of December 31, 2012	2,037
Transfers into level 3	—
Transfers out of level 3	—
Purchases, sales issuances and settlements	(1,090)
Unrealized gains included in accumulated loss	341

Balance as of December 31, 2013	$1,288

(4) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2013	2012
Land	—	$7,800	$7,800
Building and leasehold improvements	5-39	50,523	33,299
Computer equipment and purchased software	3-5	27,071	24,036
Furniture and fixtures	5	10,834	8,108
Transportation equipment	5	241	274

		96,469	73,517
Accumulated depreciation and amortization		(31,625)	(28,136)

Property and equipment, net		$64,844	$45,381

Depreciation expense was $6.4 million during 2013, $5.6 million during 2012 and $5.3 million during 2011.

We own office buildings in Yarmouth, Maine, Lubbock and Plano, Texas, and Moraine, Ohio. We lease some space in these buildings to third-party tenants. These leases expire between 2014 and 2017 and are expected to provide rental income of approximately $834,000 during 2014, $685,000 during 2015, $319,000 during 2016 and $46,000 during 2017. Rental income associated with third party tenants was $704,000 in 2013, $586,000 in 2012 and $1.2 million in 2011, and was included as a reduction of selling, general and administrative expenses.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets and related accumulated amortization consists of the following at December 31:

	2013	2012
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$60,547	$60,547
Software acquired	32,003	32,003
Trade name	3,109	3,272
Lease acquired	1,387	1,387

	97,046	97,209
Accumulated amortization	(58,060)	(51,489)

Acquisition intangibles, net	$38,986	$45,720

Post acquisition software development costs	$36,701	$36,701
Accumulated amortization	(36,701)	(36,621)

Post acquisition software costs, net	$—	$80

Total other intangibles	$38,986	$45,800

Total amortization expense, for acquisition related intangibles and post acquisition software development costs, was $6.8 million in 2013, $6.5 million during 2012, and $4.9 million during 2011.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$121,011	—	$—	$121,011	—	$—
Amortizable intangibles:
Customer related intangibles	60,547	15 years	28,864	60,547	15 years	24,554
Software acquired	32,003	5 years	26,584	32,003	5 years	24,505
Trade name	3,109	15 years	1,225	3,272	15 years	1,182
Lease acquired	1,387	5 years	1,387	1,387	5 years	1,248

The changes in the carrying amount of goodwill for the two years ended December 31, 2013 are as follows:

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Total
Balance as of December 31, 2011	$100,504	$5,590	$106,094
Goodwill acquired during 2012 related to the purchase of Akanda	—	967	967
Goodwill acquired during 2012 related to the purchase of UniFund	1,055	—	1,055
Goodwill acquired during 2012 related to the purchase of CSA	4,634	—	4,634
Goodwill acquired during 2012 related to the purchase of EnerGov	8,261	—	8,261

Balance as of December 31, 2012 and December 31, 2013	$114,454	$6,557	$121,011

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues is as follows:

Years ending December 31,
2014	$6,308
2015	6,128
2016	6,039
2017	5,042
2018	4,366

(6) ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2013	2012
Accrued wages, bonuses and commissions	$25,471	$17,875
Other accrued liabilities	7,368	8,143

	$32,839	$26,018

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2013, we were in compliance with those covenants.

As of December 31, 2013, we had no outstanding borrowings and unused available borrowing capacity of $148.0 million under the Credit Facility. In addition, as of December 31, 2013, we had an outstanding letter of credit totaling $2.0 million. Some of our customers require a letter of credit guaranteeing performance in connection with our contracts. The notional amount of performance guarantees outstanding as of December 31, 2013 was estimated to be approximately $29.0 million. This letter of credit is issued under our revolving line of credit and reduces our available borrowing capacity. We do not believe this letter of credit will be required to be drawn upon. The letter of credit expires in 2014.

We paid interest of $899,000 in 2013 and $2.0 million in 2012.

(8) INCOME TAX

The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$25,625	$19,113	$17,239
State	2,590	1,976	2,233

	28,215	21,089	19,472
Deferred	(1,497)	(215)	(2,916)

	$26,718	$20,874	$16,556

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2013	2012	2011
Federal income tax expense at statutory rate	$23,037	$18,854	$15,440
State income tax, net of federal income tax benefit	2,371	1,365	1,238
Non-deductible business expenses	1,110	1,087	918
Qualified manufacturing activities	—	(717)	(840)
Research and development credit	—	—	(177)
Other, net	200	285	(23)

	$26,718	$20,874	$16,556

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2013	2012
Deferred income tax assets:
Operating expenses not currently deductible	$7,360	$5,372
Stock option and other employee benefit plans	7,089	6,097
Capital loss and credit carryforward	185	275
Property and equipment	149	570

Total deferred income tax assets	14,783	12,314
Deferred income tax liabilities:
Intangible assets	(12,910)	(11,838)
Other	(173)	(153)

Total deferred income tax liabilities	(13,083)	(11,991)

Net deferred income tax asset	$1,700	$323

At December 31, 2013, we had approximately $650,000 of net operating loss carryforwards for Federal income tax reporting purposes available to offset future taxable income. The $650,000 was attributable to excess tax benefits related to share-based arrangements for which authoritative guidance prohibits the recognition of a deferred tax asset. The $650,000 tax benefit will be accounted for as an increase to shareholders’ equity and a reduction in income tax payable when realized. This carryforward expires in 2034. We recognized approximately $28.2 million excess tax benefits related to share-based arrangements in 2013 as a credit to shareholders’ equity and a reduction in income taxes payable.

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2013 and 2012 will be realized. Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

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

We paid income taxes, net of refunds received, of $9.3 million in 2013, $13.1 million in 2012, and $13.4 million in 2011.

(9) SHAREHOLDERS’ EQUITY

The following table details activity in our common stock:

	Years ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	1,443	$18,289	1,218	$12,443	582	$3,553
Purchases of common stock	—	—	—	—	(3,004)	(71,802)
Employee stock plan purchases	64	3,542	81	2,641	100	2,045
Shares issued for acquisition	—	—	60	2,815	—	—

As of February 19, 2014 we had authorization from our board of directors to repurchase up to 1.7 million additional shares of our common stock.

(10) SHARE-BASED COMPENSATION

Share-Based Compensation Plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of ten years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.

As of December 31, 2013, there were 1.1 million shares available for future grants under the plan from the 16.0 million shares previously approved by the stockholders.

Determining Fair Value of Stock Compensation

Valuation and Amortization Method. We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The expected life represents the weighted-average period the stock options are expected to be outstanding based primarily on the options’ vesting terms, remaining contractual life and the employees’ expected exercise based on historical patterns.

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

The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2013	2012	2011
Expected life (in years)	6.4	6.7	6.7
Expected volatility	32.4%	32.6%	33.1%
Risk-free interest rate	1.4%	1.0%	1.7%
Expected forfeiture rate	3%	3%	3%

The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statements of comprehensive income:

	Years ended December 31,
	2013	2012	2011
Cost of software services, maintenance and subscriptions	$1,509	$1,084	$871
Selling, general and administrative expense	10,144	6,327	5,382

Total share-based compensation expense	11,653	7,411	6,253
Tax benefit	(3,363)	(2,040)	(1,545)

Net decrease in net income	$8,290	$5,371	$4,708

Stock Option Activity

Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,836	$12.74
Granted	831	26.83
Exercised	(582)	6.10
Forfeited	(26)	15.78

Outstanding at December 31, 2011	6,059	15.31
Granted	930	43.53
Exercised	(1,218)	10.22
Forfeited	(60)	28.07

Outstanding at December 31, 2012	5,711	20.86
Granted	1,453	67.08
Exercised	(1,443)	12.68
Forfeited	(1)	68.17

Outstanding at December 31, 2013	5,720	34.66	7	$385,868
Exercisable at December 31, 2013	1,971	$15.41	5	$170,956

We had unvested options to purchase 3.5 million shares with a weighted average grant date exercise price of $44.55 as of December 31, 2013 and unvested options to purchase 2.8 million shares with a weighted average grant date exercise price of $27.20 as of December 31, 2012. As of December 31, 2013, we had $48.3 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of four years.

Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2013	2012	2011
Weighted average grant-date fair value of stock options granted	$23.27	$15.24	$9.91
Total intrinsic value of stock options exercised	99,393	40,589	12,289

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2013, there were 1.0 million shares available for future grants under the ESPP from the 2.0 million shares previously approved by the stockholders.

(11) EARNINGS PER SHARE

Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2013	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$39,101	$32,994	$27,557

Denominator:
Weighted-average basic common shares outstanding	31,891	30,327	31,267
Assumed conversion of dilutive securities:
Stock options	2,699	2,589	1,887

Denominator for diluted earnings per share—Adjusted weighted-average shares	34,590	32,916	33,154

Earnings per common share:
Basic	$1.23	$1.09	$0.88

Diluted	$1.13	$1.00	$0.83

Stock options representing the right to purchase common stock of 62,000 shares in 2013, 463,000 shares in 2012, and 714,000 shares in 2011 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(12) LEASES

We lease office facilities for use in our operations, as well as transportation, computer and other equipment. We also have an office facility lease agreement with an entity owned by an executive’s father and brother. The executive does not have an interest in the entity that leases the property to us and the lease arrangement existed at the time we acquired the business unit that occupies this property. Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2021. In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.

Rent expense was approximately $7.5 million in 2013, $7.2 million in 2012, and $5.9 million in 2011, which included rent expense associated with related party lease agreements of $1.7 million in 2013, $1.7 million in 2012, and $1.8 million in 2011.

Future minimum lease payments under all non-cancelable leases at December 31, 2013 are as follows:

Years ending December 31,
2014	$5,680
2015	4,677
2016	4,415
2017	3,880
2018	1,731
Thereafter	2,339

$22,722

Included in future minimum lease payments are non-cancelable payments due to related parties of $1.7 million in 2014, $1.7 million in 2015, $1.7 million in 2016 and $1.7 million in 2017.

(13) EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $3.8 million during 2013, $3.3 million during 2012, and $2.9 million during 2011.

(14) COMMITMENTS AND CONTINGENCIES

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

ESS segment capital expenditures in 2013, 2012 and 2011 included $19.6 million, $3.0 million and $6.6 million, respectively for the construction of a new building and purchase of an existing building and land in connection with plans to consolidate workforces and support long-term growth. ATSS segment capital expenditures in 2012 included $2.6 million for the purchase of a building and land to support long-term growth.

As of and year ended December 31, 2013

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$38,774	$2,067	$—	$40,841
Subscriptions	59,070	2,794	—	61,864
Software services	85,459	7,808	—	93,267
Maintenance	175,180	16,540	—	191,720
Appraisal services	—	20,825	—	20,825
Hardware and other	6,342	—	1,784	8,126
Intercompany	2,899	—	(2,899)	—

Total revenues	$367,724	$50,034	$(1,115)	$416,643
Depreciation and amortization expense	10,569	1,028	2,189	13,786
Segment operating income	85,045	9,428	(20,750)	73,723
Capital expenditures	22,457	250	3,438	26,145
Segment assets	$161,923	$16,244	$266,321	$444,488

As of and year ended December 31, 2012

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$32,060	$1,868	$—	$33,928
Subscriptions	43,319	1,299	—	44,618
Software services	76,103	7,305	—	83,408
Maintenance	155,290	16,561	—	171,851
Appraisal services	—	22,543	—	22,543
Hardware and other	5,297	—	1,659	6,956
Intercompany	2,249	—	(2,249)	—

Total revenues	$314,318	$49,576	$(590)	$363,304
Depreciation and amortization expense	9,929	958	1,824	12,711
Segment operating income	71,135	8,498	(16,889)	62,744
Capital expenditures	5,469	3,382	1,865	10,716
Segment assets	$134,160	$18,464	$186,042	$338,666

As of and year ended December 31, 2011

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$30,194	$2,400	$—	$32,594
Subscriptions	30,400	760	—	31,160
Software services	60,840	8,777	—	69,617
Maintenance	130,999	15,499	—	146,498
Appraisal services	—	23,228	—	23,228
Hardware and other	5,199	—	1,095	6,294
Intercompany	2,103	—	(2,103)	—

Total revenues	$259,735	$50,664	$(1,008)	$309,391
Depreciation and amortization expense	8,516	650	1,510	10,676
Segment operating income	56,856	9,786	(15,669)	50,973
Capital expenditures	11,143	137	998	12,278
Segment assets	$119,595	$20,535	$155,261	$295,391

Reconciliation of reportable segment operating income to the Company’s consolidated totals:	2013	2012	2011
Total segment operating income	$73,723	$62,744	$50,973
Amortization of acquired software	(2,078)	(1,888)	(1,125)
Amortization of customer and trade name intangibles	(4,517)	(4,279)	(3,331)
Other expense, net	(1,309)	(2,709)	(2,404)

Income before income taxes	$65,819	$53,868	$44,113

(16) QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table contains selected financial information from unaudited statements of income for each quarter of 2013 and 2012.

	Quarters Ended
	2013				2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$110,735	$107,021	$103,088	$95,799	$95,368	$93,845	$91,368	$82,723
Gross profit	52,767	49,549	47,042	43,845	44,640	44,944	40,699	37,419
Income before income taxes	19,062	17,572	15,053	14,132	15,035	17,810	11,682	9,341
Net income	10,512	11,049	9,047	8,493	9,376	10,832	7,105	5,681
Earnings per diluted share	0.30	0.32	0.26	0.25	0.28	0.33	0.22	0.17
Shares used in computing diluted earnings per share	35,348	34,764	34,290	33,948	33,421	32,986	32,769	32,530