Form 10-Q
period 2014-03-31
TYLER TECHNOLOGIES INC
filed 2014-04-23
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares of common stock of registrant outstanding on April 18, 2014 was 33,009,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended March 31,
	2014	2013
Revenues:
Software licenses and royalties	$11,232	$8,830
Subscriptions	20,507	13,473
Software services	24,307	20,461
Maintenance	50,240	46,050
Appraisal services	4,851	5,591
Hardware and other	1,489	1,394

Total revenues	112,626	95,799
Cost of revenues:
Software licenses and royalties	531	426
Acquired software	481	549
Software services, maintenance and subscriptions	54,999	46,382
Appraisal services	3,311	3,799
Hardware and other	774	798

Total cost of revenues	60,096	51,954

Gross profit	52,530	43,845
Selling, general and administrative expenses	25,367	22,646
Research and development expense	6,172	5,598
Amortization of customer and trade name intangibles	1,129	1,131

Operating income	19,862	14,470
Other expense, net	259	338

Income before income taxes	19,603	14,132
Income tax provision	7,720	5,639

Net income	$11,883	$8,493

Earnings per common share:
Basic	$0.36	$0.27

Diluted	$0.33	$0.25

Comprehensive income	$11,883	$8,493

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$97,145	$78,876
Accounts receivable (less allowance for losses of $1,274 in 2014 and $1,113 in 2013)	82,334	106,570
Prepaid expenses	15,158	13,522
Income tax receivable	4,290	9,721
Other current assets	933	787
Deferred income taxes	7,759	7,759

Total current assets	207,619	217,235
Accounts receivable, long-term portion	526	588
Property and equipment, net	66,222	64,844
Non-current investments available-for-sale	1,280	1,288
Other assets:
Goodwill	121,011	121,011
Other intangibles, net	37,376	38,986
Sundry	207	536

	$434,241	$444,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,572	$2,533
Accrued liabilities	19,512	32,839
Deferred revenue	139,298	156,738

Total current liabilities	161,382	192,110
Deferred income taxes	6,155	6,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2014 and 2013	481	481
Additional paid-in capital	187,379	182,176
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	214,093	202,210
Treasury stock, at cost; 15,143,967 and 15,309,940 shares in 2014 and 2013, respectively	(135,203)	(138,502)

Total shareholders’ equity	266,704	246,319

	$434,241	$444,488

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$11,883	$8,493
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,656	3,322
Share-based compensation expense	3,462	2,575
Excess tax benefit from exercises of share-based arrangements	(2,158)	(1,523)
Changes in operating assets and liabilities:
Accounts receivable	24,298	22,558
Income tax receivable	7,695	5,638
Prepaid expenses and other current assets	(1,547)	(1,204)
Accounts payable	39	(579)
Accrued liabilities	(13,328)	(7,031)
Deferred revenue	(17,440)	(15,165)

Net cash provided by operating activities	16,560	17,084

Cash flows from investing activities:
Proceeds from sale of investments	8	25
Additions to property and equipment	(3,630)	(5,089)
Decrease in other	300	239

Net cash used by investing activities	(3,322)	(4,825)

Cash flows from financing activities:
Decrease in net borrowings on revolving line of credit	—	(18,000)
Contributions from employee stock purchase plan	849	670
Proceeds from exercise of stock options	2,024	1,637
Excess tax benefit from exercises of share-based arrangements	2,158	1,523

Net cash provided (used) by financing activities	5,031	(14,170)

Net increase (decrease) in cash and cash equivalents	18,269	(1,911)
Cash and cash equivalents at beginning of period	78,876	6,406

Cash and cash equivalents at end of period	$97,145	$4,495

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim period. Balance sheet amounts are as of March 31, 2014 and December 31, 2013 and operating result amounts are for the three months ended March 31, 2014 and 2013, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2013. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Shareholders’ Equity

The following table details activity in our common stock:

	Three Months ended March 31,
	2014		2013
	Shares	Amount	Shares	Amount
Stock option exercises	156	$2,024	138	$1,637
Employee stock plan purchases	10	849	16	670

As of March 31, 2014, we had authorization from our board of directors to repurchase up to 1.7 million additional shares of Tyler common stock.

(3) Revolving Line of Credit

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

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2014, we were in compliance with those covenants.

As of March 31, 2014, we had no outstanding borrowings and available borrowing capacity of $148.0 million under the Credit Facility. We had an outstanding letter of credit totaling $2.0 million as of March 31, 2014. Some of our customers require a letter of credit guaranteeing performance in connection with our contracts. The maximum potential amount of an outstanding performance bond would be the remaining cost of work to be performed under our contracts. The notional amount of performance guarantees outstanding as of March 31, 2014 was estimated to be $29.0 million. This letter of credit is issued under our revolving line of credit and reduces our available borrowing capacity. We do not believe this letter of credit will be required to be drawn upon. The letter of credit expires in 2014.

(4) Income Tax Provision

For the three months ended March 31, 2014, we had an effective income tax rate of 39.4% compared to an effective income tax rate of 39.9% for the three months ended months March 31, 2013. The effective income tax rates for the period presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We did not make any federal or state income tax payments in the three months ended March 31, 2014 and March 31, 2013.

(5) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months ended
	March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$11,883	$8,493

Denominator:
Weighted-average basic common shares outstanding	32,916	31,403
Assumed conversion of dilutive securities:
Stock options	2,584	2,545

Denominator for diluted earnings per share—Adjusted weighted-average shares	35,500	33,948

Earnings per common share:
Basic	$0.36	$0.27

Diluted	$0.33	$0.25

For the three months ended March 31, 2014 and March 31, 2013, stock options representing the right to purchase common stock of approximately 302,000 shares and 950,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(6) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three Months ended
	March 31,
	2014	2013
Cost of software services, maintenance and subscriptions	$513	$336
Selling, general and administrative expense	2,949	2,239

Total share-based compensation expense	$3,462	$2,575

(7) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	Financial management and education software solutions;

•	Financial management, municipal courts, and land and vital records software solutions;

•	Courts and justice software solutions; and

•	Appraisal and tax software solutions and property appraisal services.

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

For the Three Months ended March 31, 2014

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$10,795	$437	$—	$11,232
Subscriptions	19,722	785	—	20,507
Software services	22,188	2,119	—	24,307
Maintenance	46,093	4,147	—	50,240
Appraisal services	—	4,851	—	4,851
Hardware and other	1,489	—	—	1,489
Intercompany	473	—	(473)	—

Total revenues	$100,760	$12,339	$(473)	$112,626
Segment operating income	$25,428	$1,831	$(5,787)	$21,472

For the Three Months ended March 31, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$8,100	$730	$—	$8,830
Subscriptions	12,901	572	—	13,473
Software services	18,741	1,720	—	20,461
Maintenance	41,882	4,168	—	46,050
Appraisal services	—	5,591	—	5,591
Hardware and other	1,394	—	—	1,394
Intercompany	589	—	(589)	—

Total revenues	$83,607	$12,781	$(589)	$95,799
Segment operating income	$17,828	$2,326	$(4,004)	$16,150

	Three Months ended
Reconciliation of reportable segment operating	March 31,
income to the Company’s consolidated totals:	2014	2013
Total segment operating income	$21,472	$16,150
Amortization of acquired software	(481)	(549)
Amortization of customer and trade name intangibles	(1,129)	(1,131)
Other expense, net	(259)	(338)

Income before income taxes	$19,603	$14,132

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

GENERAL

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities as well as state governments. In addition, we provide professional IT services to our customers, including software and hardware installation, data conversion, and training and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilize the Tyler private cloud, and electronic document filing solutions (“e-filings”), which simplify the filing and management of court related documents. Revenues for e-filings are derived from transaction fees and in some cases fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.

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

Our total employee count increased to 2,608 at March 31, 2014 from 2,406 at March 31, 2013.

Outlook

We plan to continue to make significant investments in our business that we believe will enhance our market leadership and improve long-term revenue and margin growth. These investments include expenses associated with accelerated hiring to ensure that we are well positioned to deliver our current backlog and anticipated new business, as well as product development expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2013.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue
	First Quarter
	2014	2013
Revenue:
Software licenses and royalties	10.0%	9.2%
Subscriptions	18.2	14.0
Software services	21.6	21.4
Maintenance	44.6	48.1
Appraisal services	4.3	5.8
Hardware and other	1.3	1.5

Total revenue	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	0.9	1.0
Cost of software services, maintenance and subscriptions	48.8	48.4
Cost of appraisal services	3.0	4.0
Cost of hardware and other	0.7	0.8
Selling, general and administrative expenses	22.5	23.6
Research and development expense	5.5	5.8
Amortization of customer and trade name intangibles	1.0	1.2

Operating income	17.6	15.2
Other expense, net	0.2	0.4

Income before income taxes	17.4	14.8
Income tax provision	6.8	5.9

Net income	10.6%	8.9%

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
ESS	$10,795	$8,100	$2,695	33%
ATSS	437	730	(293)	(40)

Total software licenses and royalties revenue	$11,232	$8,830	$2,402	27%

Software license and royalty revenue for the three months ended March 31, 2014 was 27% higher than the comparable prior year period. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years. An increase in the number of larger contracts also contributed to the growth in licenses revenue.

Although the mix of new contracts between subscription-based and perpetual license arrangement may vary from quarter to quarter, our long-term software license growth rate continues to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenues in the initial year as compared to perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. Our new customer mix in the three months ended March 31, 2014 was approximately 73% selecting perpetual software license arrangements and approximately 27% selecting subscription-based arrangements compared to a customer mix in the three months ended March 31, 2013 of approximately 67% selecting perpetual software license arrangements and approximately 33% selecting subscription-based arrangements. 32 new customers entered into subscription-based arrangements in the three months ending March 31, 2014 compared to 22 new customers in the three months ended March 31, 2013.

Subscriptions

The following table sets forth a comparison of our subscriptions revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
ESS	$19,722	$12,901	$6,821	53%
ATSS	785	572	213	37

Total subscriptions revenue	$20,507	$13,473	$7,034	52%

Subscriptions revenue primarily consists of revenues derived from SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filings”) that simplify the filing and management of court related documents for courts and law offices. Revenues from e-filings are derived from transaction fees and fixed fee arrangements. The initial contract terms for SaaS arrangements are typically for periods of three to six years.

Subscriptions revenue grew 52% for the three months ending March 31, 2014 compared to the prior year period. E-filing services contributed approximately $3.9 million of the subscriptions revenue increase. Most of the e-filing revenue increase related to a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts. This contract will provide a recurring revenue stream that is expected to total approximately $17.0 million in 2014 and $19.0 million in 2015. New SaaS customers as well as existing customers who converted to our SaaS model provided the remainder of the subscriptions revenue increase. In the three months ending March 31, 2014, we added 32 new SaaS customers and 15 existing on-premise customers converted to our SaaS model. Since March 31, 2013, we have added 110 new SaaS customers and 59 existing on-premise customers converted to our SaaS model.

Software services

The following table sets forth a comparison of our software services revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
ESS	$22,188	$18,741	$3,447	18%
ATSS	2,119	1,720	399	23

Total software services revenue revenue	$24,307	$20,461	$3,846	19%

Software services revenues primarily consists of professional services billed in connection with implementing our software, converting customer data, training customer personnel and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Software services revenue grew 19% for the three months ended March 31, 2014, compared to the prior year period. This growth is mainly due to much higher revenues from proprietary software arrangements, as well as additions to our implementation and support staff which increased our capacity to deliver backlog.

Maintenance

The following table sets forth a comparison of our maintenance revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
ESS	$46,093	$41,882	$4,211	10%
ATSS	4,147	4,168	(21)	(1)

Total maintenance revenue	$50,240	$46,050	$4,190	9%

We provide maintenance and support services for our software products and third party software. Maintenance revenue increased 9% for the three months ended March 31, 2014, compared to the prior year period. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales as well as maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of March 31:

	First Quarter		Change
	2014	2013	$	%
ESS	$—	$—	$—	—%
ATSS	4,851	5,591	(740)	(13)

Total appraisal services revenue	$4,851	$5,591	$(740)	(13)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenues for the three months ended March 31, 2014 were negatively affected by severe weather throughout much of the country, which impacted the effectiveness of our field data-gathering efforts on many of our appraisal services projects. We expect that appraisal services revenues for the remainder of 2014 will reflect growth over the prior year, driven in part by a ramp-up in efforts on a number of projects in connection with the current appraisal cycle in Indiana.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
Software licenses and royalties	$531	$426	$105	25%
Acquired software	481	549	(68)	(12)
Software services, maintenance and subscriptions	54,999	46,382	8,617	19
Appraisal services	3,311	3,799	(488)	(13)
Hardware and other	774	798	(24)	(3)

Total cost of revenues	$60,096	$51,954	$8,142	16%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter		Change
	2014	2013	%
Software licenses, royalties and acquired software	91.0%	89.0%	2.0%
Software services, maintenance and subscriptions	42.1	42.0	0.1
Appraisal services	31.7	32.1	(0.4)
Hardware and other	48.0	42.8	5.2
Overall gross margin	46.6%	45.8%	0.8%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2014, our software licenses, royalties and acquired software gross margin percentage increased 2.0% compared to the prior year period due to much higher revenues from proprietary software arrangements.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as implementation and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscriptions gross margin percentage increased compared to the prior year period mainly due to a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts. This contract was implemented in September 2013, but we incurred initial investment costs in the three months ended March 31, 2013 for which there were no related revenues. The gross margin increase was offset by accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Our implementation and support staff has increased by 196 employees since March 31, 2013.

Our blended gross margin increased 0.8% for the three months ended March 31, 2014, compared to the prior year period. The gross margin increase was mainly due to a product mix that included more software license revenue and more subscription services revenue offset somewhat by expenses associated with increased hiring of implementation and development staff in order to expand our capacity to implement our contract backlog.

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

	First Quarter		Change
($ in thousands)	2014	2013	$	%
Selling, general and administrative expenses	$25,367	$22,646	$2,721	12%

SG&A as a percentage of revenues was 22.5% for the three months ended March 31, 2014, compared to 23.6% for the three months ended March 31, 2013. Almost one-third of the SG&A expense increase is due to higher stock compensation expense resulting from the substantial increase in our stock price over the last twelve months. Commission expense has also increased substantially compared to the prior year period due to higher sales.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
Research and development expense	$6,172	$5,598	$574	10%

Research and development expense consist mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the on-going development efforts for Microsoft Dynamics AX. We expect that research and development expense in 2014 will increase at a lower rate than our revenue growth.

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

	First Quarter		Change
($ in thousands)	2014	2013	$	%
Amortization of customer and trade name intangibles	$1,129	$1,131	$(2)	0%

Other Expense, Net

The following table sets forth a comparison of our other expense, net for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
Other expense, net	$259	$338	$(79)	(23)%

The majority of other expense is comprised of interest expense, non-usage and other fees associated with our revolving credit agreement. Other expenses declined compared to the prior year because we repaid all borrowings under our revolving credit agreement during the three months ending March 31, 2013, and had no debt outstanding during the three months ended March 31, 2014.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2014	2013	$	%
Income tax provision	$7,720	$5,639	$2,081	37%
Effective income tax rate	39.4%	39.9%

The effective income tax rates for the three months ended March 31, 2014 and 2013 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. Our effective tax rate in the three months ended March 31, 2014, declined compared to the prior year period because we are currently estimating a higher qualified manufacturing activities deduction based on increased software licenses and subscriptions revenues. However, significant stock option activity in 2013 eliminated the qualified manufacturing activities deduction by the end of the year and any significant increase in stock option activity in 2014 will negatively impact our effective tax rate in 2014.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2014, we had cash and cash equivalents of $97.1 million and investments available-for-sale of $1.3 million, compared to cash and cash equivalents of $78.9 million and investments available-for-sale of $1.3 million at December 31, 2013. As of March 31, 2014, we had no outstanding borrowings and an outstanding letter of credit totaling $2.0 million. Some of our customers require a letter of credit in connection with our contracts. The notional amount of performance guarantees outstanding as of March 31, 2014 was estimated to be $29.0 million. We do not believe this letter of credit will be required to be drawn upon. This letter of credit expires in 2014. We currently believe that cash on hand, cash from operating activities and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2014	2013
Cash flows provided (used) by:
Operating activities	$16,560	$17,084
Investing activities	(3,322)	(4,825)
Financing activities	5,031	(14,170)

Net increase (decrease) in cash and cash equivalents	$18,269	$(1,911)

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt or equity securities. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and access to the credit markets are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.

For the three months ended March 31, 2014, operating activities provided net cash of $16.6 million, primarily generated from net income of $11.9 million, non-cash depreciation and amortization charges of $3.7 million and non-cash share-based compensation expense of $3.5 million. Cash from operations benefitted from collections of annual maintenance renewal billings that were billed near the end of December and lower tax payments. Lower tax payments were due to tax benefits from exercises of share-based arrangements in 2013. These increases were offset by bonus payments and timing of payments for wages.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal billing cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 66 days at March 31, 2014, compared to 87 days at December 31, 2013 and 72 days at March 31, 2013. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $3.3 million in the three months ending March 31, 2014, which was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. Investing activities in the three months ended March 31, 2013 used cash of $4.8 million, which included approximately $2.9 million paid in connection with the construction of an office building in Plano, Texas, which was completed in 2013. These expenditures were funded from cash generated from operations and cash on hand.

Financing activities provided cash of $5.0 million in the three months ended March 31, 2014 compared to cash used by financing activities of $14.2 million for the same period for 2013. Financing activities in the three months ended March 31, 2014 were comprised of $2.9 million from stock option exercises and employee stock purchase plan activity and $2.2 million excess tax benefit from exercises of share-based arrangements. Cash used by financing activities in 2013 was comprised of $18.0 million in net payments on our revolving line of credit offset slightly by collections of $2.3 million from stock option exercises and employee stock purchase plan activity and $1.5 million excess tax benefit from exercises of share-based arrangements.

At March 31, 2014, we had authorization to repurchase up to 1.7 million additional shares of Tyler common stock. There was no repurchase activity during the three months ended March 31, 2014. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011. We purchased approximately 12,000 shares of our common stock for an aggregate purchase price of $900,000 subsequent to March 31, 2014. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time in the future.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. We had available borrowing capacity of $148.0 million as of March 31, 2014. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2014, we were in compliance with those covenants.

We did not make any federal or state income tax payments in the three months ended March 31, 2014 and March 31, 2013.

Excluding acquisitions, we anticipate that 2014 capital spending will be between $12.0 million and $13.0 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2014, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances and cash flows provided by operations.

From time to time we engage in discussions with potential acquisition candidates. In order to consummate any such opportunities, which could require significant commitments of capital, we may incur debt or issue potentially dilutive securities in the future. No assurance can be given as to our future acquisitions and how such acquisitions may be financed.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of March 31, 2014, we had no outstanding borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2014, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: April 23, 2014