Form 10-Q
period 2014-06-30
TYLER TECHNOLOGIES INC
filed 2014-07-23
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

(Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of common stock of registrant outstanding on July 18, 2014 was 32,849,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except par value and per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Software licenses and royalties	$12,083	$10,090	$23,315	$18,920
Subscriptions	20,934	13,863	41,441	27,336
Software services	30,128	24,085	54,435	44,546
Maintenance	51,951	46,639	102,191	92,689
Appraisal services	5,444	5,056	10,295	10,647
Hardware and other	3,831	3,355	5,320	4,749

Total revenues	124,371	103,088	236,997	198,887
Cost of revenues:
Software licenses and royalties	343	692	874	1,118
Acquired software	444	523	925	1,072
Software services, maintenance and subscriptions	58,274	48,833	113,273	95,215
Appraisal services	3,665	3,418	6,976	7,217
Hardware and other	3,087	2,580	3,861	3,378

Total cost of revenues	65,813	56,046	125,909	108,000

Gross profit	58,558	47,042	111,088	90,887
Selling, general and administrative expenses	27,419	24,971	52,786	47,617
Research and development expense	6,389	5,594	12,561	11,192
Amortization of customer and trade name intangibles	1,128	1,128	2,257	2,259

Operating income	23,622	15,349	43,484	29,819
Other expense, net	216	296	475	634

Income before income taxes	23,406	15,053	43,009	29,185
Income tax provision	8,666	6,006	16,386	11,645

Net income	$14,740	$9,047	$26,623	$17,540

Earnings per common share:
Basic	$0.45	$0.29	$0.81	$0.55

Diluted	$0.42	$0.26	$0.75	$0.51

Comprehensive income	$14,740	$9,106	$26,623	$17,599

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$88,092	$78,876
Short-term investments available-for-sale	800	—
Accounts receivable (less allowance for losses of $1,262 in 2014 and $1,113 in 2013)	144,234	106,570
Prepaid expenses	15,838	13,522
Income tax receivable	3,711	9,721
Other current assets	598	787
Deferred income taxes	7,759	7,759

Total current assets	261,032	217,235
Accounts receivable, long-term portion	1,127	588
Property and equipment, net	67,160	64,844
Non-current investments available-for-sale	—	1,288
Other assets:
Goodwill	121,011	121,011
Other intangibles, net	35,804	38,986
Sundry	683	536

	$486,817	$444,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,584	$2,533
Accrued liabilities	28,602	32,839
Deferred revenue	184,578	156,738

Total current liabilities	215,764	192,110
Deferred income taxes	4,574	6,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2014 and 2013	481	481
Additional paid-in capital	186,418	182,176
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	228,833	202,210
Treasury stock, at cost; 15,312,486 and 15,309,940 shares in 2014 and 2013, respectively	(149,207)	(138,502)

Total shareholders’ equity	266,479	246,319

	$486,817	$444,488

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$26,623	$17,540
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	7,281	6,681
Share-based compensation expense	7,002	5,478
Excess tax benefit from exercises of share-based arrangements	(3,206)	(5,661)
Changes in operating assets and liabilities:
Accounts receivable	(38,203)	(21,658)
Income tax receivable	7,746	2,378
Prepaid expenses and other current assets	(2,069)	(2,596)
Accounts payable	51	671
Accrued liabilities	(4,237)	(1,601)
Deferred revenue	27,840	15,354

Net cash provided by operating activities	28,828	16,586

Cash flows from investing activities:
Proceeds from sale of investments	8	25
Cost of acquisitions, net of cash acquired	—	(181)
Additions to property and equipment	(6,477)	(13,839)
Decrease in other	335	295

Net cash used by investing activities	(6,134)	(13,700)

Cash flows from financing activities:
Purchase of treasury shares	(22,815)	—
Contributions from employee stock purchase plan	2,014	1,634
Proceeds from exercise of stock options	4,117	4,481
Decrease in net borrowings on revolving line of credit	—	(18,000)
Excess tax benefit from exercises of share-based arrangements	3,206	5,661

Net cash used by financing activities	(13,478)	(6,224)

Net increase (decrease) in cash and cash equivalents	9,216	(3,338)
Cash and cash equivalents at beginning of period	78,876	6,406

Cash and cash equivalents at end of period	$88,092	$3,068

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim period. Balance sheet amounts are as of June 30, 2014 and December 31, 2013 and operating result amounts are for the three and six months ended June 30, 2014 and 2013, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2013. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2014		2013
	Shares	Amount	Shares	Amount
Purchases of common stock	(294)	$(22,815)	—	$—
Stock option exercises	265	4,117	461	4,481
Employee stock plan purchases	26	2,014	35	1,634

As of June 30, 2014, we had authorization from our board of directors to repurchase up to 1.4 million additional shares of Tyler common stock.

(3) Revolving Line of Credit

In August 2010, we entered into a $150.0 million Credit Agreement (the “Credit Facility”) and a related pledge and security agreement with a group of seven financial institutions with Bank of America, N.A., as Administrative Agent. The Credit Facility provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases. As of June 30, 2014, we had no outstanding borrowings and available borrowing capacity of $150.0 million under the Credit Facility. We are in discussions to enter into a new credit facility that will provide us with adequate liquidity to meet our foreseeable needs. We expect the new credit facility to be smaller than our current credit facility.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2014, we were in compliance with those covenants.

As of June 30, 2014, we also had an outstanding $2.0 million letter of credit, issued by a bank in favor of one of our clients. The letter of credit guarantees our performance under a software contract and expires in 2015. We do not believe this letter of credit will be required to be drawn upon.

(4) Income Tax Provision

For the three and six months ended June 30, 2014, we had an effective income tax rate of 37.0% and 38.1%, respectively, compared to an effective income tax rate of 39.9% for the three and six months ended months June 30, 2013. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal or state income tax payments, net of refunds, of $8.6 million in the six months ended June 30, 2014 compared to $9.3 million for the same period of the prior year.

(5) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$14,740	$9,047	$26,623	$17,540

Denominator:
Weighted-average basic common shares outstanding	32,918	31,617	32,876	31,670
Assumed conversion of dilutive securities:
Stock options	2,243	2,673	2,413	2,609

Denominator for diluted earnings per share—Adjusted weighted-average shares	35,161	34,290	35,289	34,279

Earnings per common share:
Basic	$0.45	$0.29	$0.81	$0.55

Diluted	$0.42	$0.26	$0.75	$0.51

For the three and six months ended June 30, 2014, stock options representing the right to purchase common stock of approximately 669,000 shares and 485,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2013, stock options representing the right to purchase common stock of approximately 890,000 shares and 920,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(6) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of software services, maintenance and subscriptions	$513	$343	$1,026	$679
Selling, general and administrative expense	3,026	2,560	5,976	4,799

Total share-based compensation expense	$3,539	$2,903	$7,002	$5,478

(7) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	Financial management and education software solutions;

•	Financial management, municipal courts, and land and vital records software solutions;

•	Courts and justice software solutions; and

•	Appraisal and tax software solutions and property appraisal services.

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

For the three months ended June 30, 2014

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$11,349	$734	$—	$12,083
Subscriptions	20,124	810	—	20,934
Software services	27,420	2,708	—	30,128
Maintenance	47,765	4,186	—	51,951
Appraisal services	—	5,444	—	5,444
Hardware and other	1,361	—	2,470	3,831
Intercompany	532	—	(532)	—

Total revenues	$108,551	$13,882	$1,938	$124,371
Segment operating income	$27,747	$2,934	$(5,487)	$25,194

For the six months ended June 30, 2014

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$22,145	$1,170	$—	$23,315
Subscriptions	39,846	1,595	—	41,441
Software services	49,607	4,828	—	54,435
Maintenance	93,858	8,333	—	102,191
Appraisal services	—	10,295	—	10,295
Hardware and other	2,850	—	2,470	5,320
Intercompany	1,005	—	(1,005)	—

Total revenues	$209,311	$26,221	$1,465	$236,997
Segment operating income	$53,175	$4,766	$(11,275)	$46,666

For the three months ended June 30, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$9,621	$469	$—	$10,090
Subscriptions	13,089	774	—	13,863
Software services	21,952	2,133	—	24,085
Maintenance	42,566	4,073	—	46,639
Appraisal services	—	5,056	—	5,056
Hardware and other	1,566	—	1,789	3,355
Intercompany	748	—	(748)	—

Total revenues	$89,542	$12,505	$1,041	$103,088
Segment operating income	$20,327	$2,304	$(5,631)	$17,000

For the six months ended June 30, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$17,722	$1,198	$—	$18,920
Subscriptions	25,990	1,346	—	27,336
Software services	40,693	3,853	—	44,546
Maintenance	84,448	8,241	—	92,689
Appraisal services	—	10,647	—	10,647
Hardware and other	2,960	—	1,789	4,749
Intercompany	1,336	—	(1,336)	—

Total revenues	$173,149	$25,285	$453	$198,887
Segment operating income	$38,155	$4,630	$(9,635)	$33,150

	Three months ended		Six months ended
Reconciliation of reportable segment operating	June 30,		June 30,
income to the Company’s consolidated totals:	2014	2013	2014	2013
Total segment operating income	$25,194	$17,000	$46,666	$33,150
Amortization of acquired software	(444)	(523)	(925)	(1,072)
Amortization of customer and trade name intangibles	(1,128)	(1,128)	(2,257)	(2,259)
Other expense, net	(216)	(296)	(475)	(634)

Income before income taxes	$23,406	$15,053	$43,009	$29,185

(8) Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(9) New Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We are currently assessing the financial impact of adopting the new standard and the methods of adoption; however, given the scope of the new standard, we are currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption of the new standard we will elect.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our customers, primarily local and state governments, that could negatively impact information technology spending; (2) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (3) material portions of our business require the Internet infrastructure to be adequately maintained; (4) our ability to achieve our financial forecasts due to various factors, including project delays by our customers, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (5) economic, political and market conditions, including the global economic and financial crisis, and the general tightening of access to debt or equity capital; (6) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (7) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (8) competition in the industry in which we conduct business and the impact of competition on pricing, customer retention and pressure for new products or services; (9) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (10) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in our filings with the Securities and Exchange Commission, including the detailed “Risk Factors” contained in our most recent annual report on Form 10-K. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.

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

Our total employee count increased to 2,735 at June 30, 2014 from 2,431 at June 30, 2013.

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

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percentage of Total Revenue
	Second Quarter		Six Months
	2014	2013	2014	2013
Revenue:
Software licenses and royalties	9.7%	9.8%	9.8%	9.5%
Subscriptions	16.8	13.4	17.5	13.7
Software services	24.2	23.4	23.0	22.4
Maintenance	41.8	45.2	43.1	46.6
Appraisal services	4.4	4.9	4.3	5.4
Hardware and other	3.1	3.3	2.3	2.4

Total revenue	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	0.6	1.2	0.8	1.1
Cost of software services, maintenance and subscriptions	46.9	47.4	47.8	47.9
Cost of appraisal services	2.9	3.3	2.9	3.6
Cost of hardware and other	2.5	2.5	1.6	1.7
Selling, general and administrative expenses	22.0	24.2	22.3	23.9
Research and development expense	5.1	5.4	5.3	5.6
Amortization of customer and trade name intangibles	1.0	1.1	1.0	1.2

Operating income	19.0	14.9	18.3	15.0
Other expense, net	0.2	0.3	0.2	0.3

Income before income taxes	18.8	14.6	18.1	14.7
Income tax provision	6.9	5.8	6.9	5.9

Net income	11.9%	8.8%	11.2%	8.8%

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$11,349	$9,621	$1,728	18%	$22,145	$17,722	$4,423	25%
ATSS	734	469	265	57	1,170	1,198	(28)	(2)

Total software licenses and royalties revenue	$12,083	$10,090	$1,993	20%	$23,315	$18,920	$4,395	23%

Software license and royalty revenue for the three and six months ended June 30, 2014 was 20% and 23% higher than the comparable prior year periods. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years. An increase in the number of larger contracts, as well as geographic expansion on the West Coast, also contributed to the growth in licenses revenue.

The mix of new contracts between subscription-based and perpetual license arrangements can vary from quarter to quarter, which can negatively impact our software license growth rate if a growing number of customers choose our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower revenues in the initial year as compared to perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. Our new customer mix in the six months ended June 30, 2014 was approximately 72% selecting perpetual software license arrangements and approximately 28% selecting subscription-based arrangements compared to a customer mix in the six months ended June 30, 2013 of approximately 63% selecting perpetual software license arrangements and approximately 37% selecting subscription-based arrangements. 44 and 76 new customers entered into subscription-based arrangements in the three and six months ending June 30, 2014, respectively compared to 28 and 50 new customers in the three and six months ended June 30, 2013, respectively.

Subscriptions

The following table sets forth a comparison of our subscriptions revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$20,124	$13,089	$7,035	54%	$39,846	$25,990	$13,856	53%
ATSS	810	774	36	5	1,595	1,346	249	18

Total subscriptions revenue	$20,934	$13,863	$7,071	51%	$41,441	$27,336	$14,105	52%

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

Subscriptions revenue grew 51% and 52% for the three and six months ending June 30, 2014 compared to the prior year periods. E-filing services contributed approximately $4.0 million and $7.9 million of the subscriptions revenue increase for the three and six months ended June 30, 2014, respectively. Most of the e-filing revenue increase related to a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts (“e-FileTexas.gov”). The state of Texas has mandated all counties use e-FileTexas.gov, therefore, this contract will provide a recurring revenue stream that is expected to total approximately $17.0 million in 2014 and $19.0 million in 2015. New SaaS customers as well as existing customers who converted to our SaaS model provided the remainder of the subscriptions revenue increase. In the three and six months ending June 30, 2014, we added 44 and 76 new SaaS customers, respectively and 21 and 36 existing on-premise customers converted to our SaaS model, respectively. Since June 30, 2013, we have added 126 new SaaS customers and 65 existing on-premise customers converted to our SaaS model.

Software services

The following table sets forth a comparison of our software services revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$27,420	$21,952	$5,468	25%	$49,607	$40,693	$8,914	22%
ATSS	2,708	2,133	575	27	4,828	3,853	975	25

Total software services revenue	$30,128	$24,085	$6,043	25%	$54,435	$44,546	$9,889	22%

Software services revenues primarily consists of professional services billed in connection with implementing our software, converting customer data, training customer personnel, consulting, and custom development software. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Software services revenue grew 25% and 22% for the three and six months ended June 30, 2014, compared to the prior year periods. This growth is mainly due to much higher revenues from proprietary software arrangements, as well as additions to our implementation and support staff which increased our capacity to deliver backlog.

Maintenance

The following table sets forth a comparison of our maintenance revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$47,765	$42,566	$5,199	12%	$93,858	$84,448	$9,410	11%
ATSS	4,186	4,073	113	3	8,333	8,241	92	1

Total maintenance revenue	$51,951	$46,639	$5,312	11%	$102,191	$92,689	$9,502	10%

We provide maintenance and support services for our software products and third party software. Maintenance revenue increased 11% and 10% for the three and six months ended June 30, 2014, respectively compared to the prior year periods. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	5,444	5,056	388	8	10,295	10,647	(352)	(3)

Total appraisal services revenue	$5,444	$5,056	$388	8%	$10,295	$10,647	$(352)	(3)%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenues for the three months ended March 31, 2014 were negatively affected by severe weather throughout much of the country, which impacted the effectiveness of our field data-gathering efforts on many of our appraisal services projects. Appraisal services revenues for the three months ended June 30, 2014 benefitted by the addition of several new revaluation contracts in New York. We expect that appraisal services revenues for the remainder of 2014 will reflect growth over the prior year, driven in part by a ramp-up in efforts on a number of projects and in connection with the current appraisal cycle in Indiana which is expected to begin in the third quarter.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Software licenses and royalties	$343	$692	$(349)	(50)%	$874	$1,118	$(244)	(22)%
Acquired software	444	523	(79)	(15)	925	1,072	(147)	(14)
Software services, maintenance and subscriptions	58,274	48,833	9,441	19	113,273	95,215	18,058	19
Appraisal services	3,665	3,418	247	7	6,976	7,217	(241)	(3)
Hardware and other	3,087	2,580	507	20	3,861	3,378	483	14

Total cost of revenues	$65,813	$56,046	$9,767	17%	$125,909	$108,000	$17,909	17%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter		Change	Six Months		Change
	2014	2013	%	2014	2013	%
Software licenses, royalties and acquired software	93.5%	88.0%	5.5%	92.3%	88.4%	3.9%
Software services, maintenance and subscriptions	43.4	42.3	1.1	42.8	42.1	0.7
Appraisal services	32.7	32.4	0.3	32.2	32.2	—
Hardware and other	19.5	23.1	(3.6)	27.5	28.9	(1.4)
Overall gross margin	47.1%	45.6%	1.5%	46.9%	45.7%	1.2%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In the three and six months ended June 30, 2014, our software licenses, royalties and acquired software gross margin percentage increased 5.5% and 3.9% compared to the prior year periods due to increased revenues from proprietary software arrangements.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as implementation and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscriptions gross margin percentage increased compared to the prior year periods mainly due to revenues from a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts. This contract began to generate revenues in September 2013, but we incurred initial startup costs in the three and six months ended June 30, 2013 for which there were no related revenues. The addition of revenues since the prior year accounted for most of the gross margin increase for the three and six months ended June 30, 2014. The gross margin increase was also offset somewhat by accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Our implementation and support staff increased by 245 employees since June 30, 2013.

Our blended gross margin increased 1.5% and 1.2% for the three and six months ended June 30, 2014, respectively, compared to the prior year periods. The gross margin increase was mainly due to a product mix that included more software license revenue, more subscription services revenue and lower initial investment costs for e-FileTexas.gov. This improvement in gross margin was offset somewhat by expenses associated with increased hiring of implementation and development staff in order to expand our capacity to implement our contract backlog.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Selling, general and administrative expenses	$27,419	$24,971	$2,448	10%	$52,786	$47,617	$5,169	11%

SG&A as a percentage of revenues was 22.0% and 22.3% for the three and six months ended June 30, 2014, respectively, compared to 24.2% and 23.9% for the three months ended June 30, 2013, respectively. Almost one half of the dollar increase in administrative expenses was commission expense due to higher sales. Stock compensation has also increased due to increases in our stock price.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Research and development expense	$6,389	$5,594	$795	14%	$12,561	$11,192	$1,369	12%

Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. We expect that research and development expense in 2014 will increase at a lower rate than our revenue growth.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Amortization of customer and trade name intangibles	$1,128	$1,128	$—	—%	$2,257	$2,259	$(2)	—%

Other Expense, Net

The following table sets forth a comparison of our other expense, net for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Other expense, net	$216	$296	$(80)	(27)%	$475	$634	$(159)	(25)%

The majority of other expense is comprised of non-usage and other fees associated with our revolving credit agreement, offset by interest income associated with invested cash balances. Interest expense declined compared to the prior year because we repaid all borrowings under our revolving credit agreement during the six months ending June 30, 2013, and had no debt outstanding during the six months ended June 30, 2014.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Income tax provision	$8,666	$6,006	$2,660	44%	$16,386	$11,645	$4,741	41%
Effective income tax rate	37.0%	39.9%			38.1%	39.9%

The effective income tax rates for the three and six months ended June 30, 2014 and 2013, respectively were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. Our effective tax rate in the three and six months ended June 30, 2014, declined compared to the prior year periods because we are currently estimating a higher qualified manufacturing activities deduction based on increased software licenses revenues. However, significant stock option activity in 2013 eliminated the qualified manufacturing activities deduction by the end of the year and any significant increase in stock option activity in 2014 will negatively impact our effective tax rate in 2014.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2014, we had cash and cash equivalents of $88.1 million and investments available-for-sale of $800,000, compared to cash and cash equivalents of $78.9 million and investments available-for-sale of $1.3 million at December 31, 2013. As of June 30, 2014, we had no outstanding borrowings and an outstanding letter of credit totaling $2.0 million. We do not believe this letter of credit will be required to be drawn upon. This letter of credit expires in 2015. We currently believe that cash on hand, cash from operating activities and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the three months ended June 30:

($ in thousands)	2014	2013
Cash flows provided (used) by:
Operating activities	$28,828	$16,586
Investing activities	(6,134)	(13,700)
Financing activities	(13,478)	(6,224)

Net increase (decrease) in cash and cash equivalents	$9,216	$(3,338)

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

For the six months ended June 30, 2014, operating activities provided net cash of $28.8 million, primarily generated from net income of $26.6 million, non-cash depreciation and amortization charges of $7.3 million and non-cash share-based compensation expense of $7.0 million. Working capital, excluding cash, increased $8.9 million partly due to higher accounts receivable because our maintenance billing cycle peaks in June, as well as, several large billings associated with significant contracts signed in June 2014. Working capital also increased due to timing of payments on bonuses and prepaid commissions. These increases were offset slightly by lower tax payments due to tax benefits from exercises of share-based arrangements in the last half of 2013.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal billing cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 104 days at June 30, 2014, compared to 87 days at December 31, 2013 and 106 days at June 30, 2013. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $6.1 million in the six months ending June 30, 2014, which was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. Investing activities in the six months ended June 30, 2013 used cash of $13.7 million, which included approximately $10.1 million paid in connection with the construction of an office building in Plano, Texas, which was completed in 2013. These expenditures were funded from cash generated from operations and cash on hand.

Financing activities used cash of $13.5 million in the six months ended June 30, 2014 compared to $6.2 million for the same period for 2013. Cash used in financing activities in the six months ended June 30, 2014 was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and contribution from our employee stock purchase plan. We purchased approximately 294,000 shares of our common stock for an aggregate purchase price of $22.8 million and collected $6.1 million from stock option exercises and employee stock purchase plan activity and $3.2 million excess tax benefit from exercises of share-based arrangements. Cash used by financing activities in 2013 was comprised of $18.0 million in net payments on our revolving line of credit offset slightly by collections of $6.1 million from stock option exercises and employee stock purchase plan activity and $5.7 million excess tax benefit from exercises of share-based arrangements.

At June 30, 2014, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011.

Our Credit Agreement (the “Credit Facility”) provides for a revolving credit line of $150.0 million (which may be increased up to $200.0 million subject to our obtaining commitments for such increase), with a $25.0 million sublimit for letters of credit. We had available borrowing capacity of $150.0 million as of June 30, 2014. The Credit Facility matures on August 11, 2014. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases. We are in discussions to enter into a new credit facility that will provide us with adequate liquidity to meet our foreseeable needs. We expect the new credit facility to be smaller than our current credit facility.

Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio. The Credit Facility is secured by substantially all of our assets, excluding real property. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2014, we were in compliance with those covenants.

We made federal or state income tax payments, net of refunds, of $8.6 million in the six months ended June 30, 2014 compared to $9.3 million in the six months ended June 30, 2013.

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

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of June 30, 2014, we had no outstanding borrowings under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate of either (1) the Bank of America’s prime rate plus a margin of 1.50% to 2.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 2.50% to 3.75%, with the margin determined by our consolidated leverage ratio.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2014, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: July 23, 2014