Form 10-Q
period 2014-09-30
TYLER TECHNOLOGIES INC
filed 2014-10-22
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares of common stock of registrant outstanding on October 17, 2014 was 33,034,000.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Software licenses and royalties	$13,226	$10,495	$36,541	$29,415
Subscriptions	22,694	15,214	64,135	42,550
Software services	31,159	24,860	85,594	69,406
Maintenance	54,713	49,291	156,904	141,980
Appraisal services	5,802	5,207	16,097	15,854
Hardware and other	1,070	1,954	6,390	6,703

Total revenues	128,664	107,021	365,661	305,908
Cost of revenues:
Software licenses and royalties	565	583	1,439	1,701
Acquired software	448	513	1,373	1,585
Software services, maintenance and subscriptions	61,428	51,786	174,701	147,001
Appraisal services	3,764	3,360	10,740	10,577
Hardware and other	667	1,230	4,528	4,608

Total cost of revenues	66,872	57,472	192,781	165,472

Gross profit	61,792	49,549	172,880	140,436
Selling, general and administrative expenses	27,344	24,581	80,130	72,198
Research and development expense	6,567	5,982	19,128	17,174
Amortization of customer and trade name intangibles	1,136	1,129	3,393	3,388

Operating income	26,745	17,857	70,229	47,676
Other expense, net	47	285	522	919

Income before income taxes	26,698	17,572	69,707	46,757
Income tax provision	9,698	6,523	26,084	18,168

Net income	$17,000	$11,049	$43,623	$28,589

Earnings per common share:
Basic	$0.52	$0.34	$1.32	$0.90

Diluted	$0.48	$0.32	$1.23	$0.83

Comprehensive income	$17,000	$11,049	$43,623	$28,648

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,
	2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$157,431	$78,876
Accounts receivable (less allowance for losses of $1,249 in 2014 and $1,113 in 2013)	111,803	106,570
Prepaid expenses	15,561	13,522
Income tax receivable	—	9,721
Other current assets	446	787
Deferred income taxes	7,759	7,759

Total current assets	293,000	217,235
Accounts receivable, long-term portion	1,454	588
Property and equipment, net	66,694	64,844
Non-current investments available-for-sale	—	1,288
Other assets:
Goodwill	124,017	121,011
Other intangibles, net	36,359	38,986
Sundry	739	536

	$522,263	$444,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,397	$2,533
Accrued liabilities	32,120	32,839
Deferred revenue	185,844	156,738

Total current liabilities	221,361	192,110
Deferred income taxes	4,911	6,059
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2014 and 2013	481	481
Additional paid-in capital	184,693	182,176
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	245,833	202,210
Treasury stock, at cost; 15,128,797 and 15,309,940 shares in 2014 and 2013, respectively	(134,970)	(138,502)

Total shareholders’ equity	295,991	246,319

	$522,263	$444,488

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$43,623	$28,589
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	10,936	10,093
Share-based compensation expense	10,887	8,539
Excess tax benefit from exercises of share-based arrangements	(6,717)	(13,200)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(5,851)	8,798
Income taxes	16,182	8,853
Prepaid expenses and other current assets	(1,570)	(2,750)
Accounts payable	864	841
Accrued liabilities	(1,815)	(2,022)
Deferred revenue	28,592	10,960

Net cash provided by operating activities	95,131	58,701

Cash flows from investing activities:
Proceeds from sale of investments	808	50
Cost of acquisitions, net of cash acquired	(3,242)	(181)
Additions to property and equipment	(8,037)	(20,262)
Decrease in other	219	271

Net cash used by investing activities	(10,252)	(20,122)

Cash flows from financing activities:
Purchase of treasury shares	(22,817)	—
Contributions from employee stock purchase plan	3,037	2,535
Proceeds from exercise of stock options	6,739	9,401
Decrease in net borrowings on revolving line of credit	—	(18,000)
Excess tax benefit from exercises of share-based arrangements	6,717	13,200

Net cash (used) provided by financing activities	(6,324)	7,136

Net increase in cash and cash equivalents	78,555	45,715
Cash and cash equivalents at beginning of period	78,876	6,406

Cash and cash equivalents at end of period	$157,431	$52,121

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim period. Balance sheet amounts are as of September 30, 2014 and December 31, 2013 and operating result amounts are for the three and nine months ended September 30, 2014 and 2013, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2013. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Acquisitions

On August 29, 2014, we acquired all of the capital stock of SoftCode, Inc. (“SoftCode”) which develops and sells civil process management software, typically to county sheriff departments. The purchase price, net of cash acquired of $71,000, was $3.2 million in cash and 16,540 shares of Tyler common stock valued at $1.5 million. In connection with this transaction, we acquired total tangible assets of approximately $301,000 and assumed liabilities of approximately $733,000. We have recorded goodwill of approximately $3.0 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $2.1 million. The $2.1 million of intangible assets is attributable to customer relationships, acquired software and trade name and will be amortized over a weighted average period of approximately eight years. We believe this transaction will broaden our courts and justice software solutions with a tracking and management solution for civil court documents. We believe that likely market participants for this transaction would be software companies with a presence in the courts and justice market. Therefore, the goodwill of $3.0 million arising from this acquisition is primarily attributable to our ability to integrate SoftCode software solutions with our existing portfolio and maximize the value of the customer base through Tyler’s Odyssey software suite that targets the courts and justice market and to a much lesser extent, the assembled workforce of SoftCode. The fair value of the assets and liabilities acquired are based on preliminary valuations using level three, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2014, the purchase price allocation for SoftCode is preliminary and estimates of fair value assumed at the acquisition date are subject to change as valuations are finalized.

(3) Shareholders’ Equity

The following table details activity in our common stock:

	Nine months ended September 30,
	2014		2013
	Shares	Amount	Shares	Amount
Purchases of common stock	(294)	$(22,817)	—	$—
Stock option exercises	419	6,739	850	9,401
Employee stock plan purchases	39	3,037	50	2,535
Shares issued for acquisition	17	1,473	—	—

As of September 30, 2014, we had authorization from our board of directors to repurchase up to 1.4 million additional shares of Tyler common stock.

(4) Revolving Line of Credit

Our revolving line of credit matured on August 11, 2014 and we have not entered into any new credit agreements.

As of September 30, 2014, we had an outstanding $2.0 million letter of credit, issued by a bank in favor of one of our clients. The letter of credit guarantees our performance under a software contract and expires in 2015. We do not believe this letter of credit will be required to be drawn upon.

(5) Income Tax Provision

For the three and nine months ended September 30, 2014, we had an effective income tax rate of 36.3% and 37.4%, respectively, compared to an effective income tax rate of 37.1% and 38.9%, respectively, for the three and nine months ended September 30, 2013. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal or state income tax payments, net of refunds, of $9.9 million in the nine months ended September 30, 2014, compared to $9.3 million for the same period of the prior year.

(6) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$17,000	$11,049	$43,623	$28,589

Denominator:
Weighted-average basic common shares outstanding	32,935	32,037	32,947	31,825
Assumed conversion of dilutive securities:
Stock options	2,349	2,727	2,392	2,649

Denominator for diluted earnings per share—Adjusted weighted-average shares	35,284	34,764	35,339	34,474

Earnings per common share:
Basic	$0.52	$0.34	$1.32	$0.90

Diluted	$0.48	$0.32	$1.23	$0.83

For the three and nine months ended September 30, 2014, stock options representing the right to purchase common stock of approximately 651,000 shares and 540,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2013, stock options representing the right to purchase common stock of approximately 331,000 shares and 724,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(7) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of software services, maintenance and subscriptions	$569	$408	$1,595	$1,087
Selling, general and administrative expenses	3,316	2,653	9,292	7,452

Total share-based compensation expense	$3,885	$3,061	$10,887	$8,539

(8)	Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	Financial management and education software solutions;

•	Financial management, municipal courts, land and vital records and planning, permitting, and licensing and citizen relationship management software solutions;

•	Courts and justice software solutions; and

•	Appraisal and tax software solutions and property appraisal services.

In accordance with ASC 280-10, Segment Reporting, the financial management and education software solutions unit, financial management, municipal courts, land and vital records and planning, permitting, and licensing and citizen relationship management software solutions unit and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one segment, Enterprise Software Solutions (“ESS”). The ESS segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

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

For the three months ended September 30, 2014

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$12,192	$1,034	$—	$13,226
Subscriptions	21,725	969	—	22,694
Software services	28,398	2,761	—	31,159
Maintenance	50,486	4,227	—	54,713
Appraisal services	—	5,802	—	5,802
Hardware and other	1,079	—	(9)	1,070
Intercompany	629	—	(629)	—

Total revenues	$114,509	$14,793	$(638)	$128,664
Segment operating income	$31,797	$3,230	$(6,698)	$28,329

For the nine months ended September 30, 2014

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$34,336	$2,205	$—	$36,541
Subscriptions	61,571	2,564	—	64,135
Software services	78,006	7,588	—	85,594
Maintenance	144,344	12,560	—	156,904
Appraisal services	—	16,097	—	16,097
Hardware and other	3,929	—	2,461	6,390
Intercompany	1,634	—	(1,634)	—

Total revenues	$323,820	$41,014	$827	$365,661
Segment operating income	$84,972	$7,996	$(17,973)	$74,995

For the three months ended September 30, 2013

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$10,126	$369	$—	$10,495
Subscriptions	14,537	677	—	15,214
Software services	22,615	2,245	—	24,860
Maintenance	45,182	4,109	—	49,291
Appraisal services	—	5,207	—	5,207
Hardware and other	1,958	—	(4)	1,954
Intercompany	686	—	(686)	—

Total revenues	$95,104	$12,607	$(690)	$107,021
Segment operating income	$22,776	$2,441	$(5,718)	$19,499

For the nine months ended September 30, 2013

	Enterprise	Appraisal and Tax
	Software	Software Solutions
	Solutions	and Services	Corporate	Totals
Revenues
Software licenses and royalties	$27,849	$1,566	$—	$29,415
Subscriptions	40,527	2,023	—	42,550
Software services	63,308	6,098	—	69,406
Maintenance	129,630	12,350	—	141,980
Appraisal services	—	15,854	—	15,854
Hardware and other	4,917	—	1,786	6,703
Intercompany	2,023	—	(2,023)	—

Total revenues	$268,254	$37,891	$(237)	$305,908
Segment operating income	$60,930	$7,071	$(15,352)	$52,649

	Three months ended		Nine months ended
Reconciliation of reportable segment operating	September 30,		September 30,
income to the Company’s consolidated totals:	2014	2013	2014	2013
Total segment operating income	$28,329	$19,499	$74,995	$52,649
Amortization of acquired software	(448)	(513)	(1,373)	(1,585)
Amortization of customer and trade name intangibles	(1,136)	(1,129)	(3,393)	(3,388)
Other expense, net	(47)	(285)	(522)	(919)

Income before income taxes	$26,698	$17,572	$69,707	$46,757

(9) Commitments and Contingencies

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

Our products generally automate three major functional areas: (1) financial management and education, (2) courts and justice and (3) property appraisal and tax. We report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

Total organic revenues increased 20% for both the three and nine months ended September 30, 2014, compared to the prior year periods. On August 29, 2014, we acquired all of the capital stock of SoftCode, Inc. (“SoftCode”) which develops and sells civil solution software typically to county sheriff departments. The purchase price, net of cash acquired of $71,000, was $3.2 million in cash and 16,540 shares of Tyler common stock valued at $1.5 million.

Our total employee count increased to 2,796 at September 30, 2014 from 2,482 at September 30, 2013. This increase includes 10 employees added as a result of the acquisition of SoftCode.

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

ANALYSIS OF RESULTS OF OPERATIONS

	Percentage of Total Revenue
	Third Quarter		Nine Months
	2014	2013	2014	2013
Revenue:
Software licenses and royalties	10.3%	9.8%	10.0%	9.6%
Subscriptions	17.6	14.2	17.5	13.9
Software services	24.2	23.2	23.4	22.7
Maintenance	42.5	46.1	42.9	46.4
Appraisal services	4.5	4.9	4.4	5.2
Hardware and other	0.9	1.8	1.8	2.2

Total revenue	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	0.8	1.0	0.8	1.1
Cost of software services, maintenance and subscriptions	47.7	48.4	47.8	48.0
Cost of appraisal services	2.9	3.1	2.9	3.5
Cost of hardware and other	0.5	1.1	1.2	1.5
Selling, general and administrative expenses	21.3	23.0	21.9	23.6
Research and development expense	5.1	5.6	5.2	5.6
Amortization of customer and trade name intangibles	0.9	1.1	1.0	1.1

Operating income	20.8	16.7	19.2	15.6
Other expense, net	—	0.3	0.1	0.3

Income before income taxes	20.8	16.4	19.1	15.3
Income tax provision	7.6	6.1	7.2	5.9

Net income	13.2%	10.3%	11.9%	9.4%

Revenues

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$12,192	$10,126	$2,066	20%	$34,336	$27,849	$6,487	23%
ATSS	1,034	369	665	180	2,205	1,566	639	41

Total software licenses and royalties revenue	$13,226	$10,495	$2,731	26%	$36,541	$29,415	$7,126	24%

Software license and royalty revenue for the three and nine months ended September 30, 2014 increased 26% and 24%, respectively, compared to the prior year periods. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years. An increase in the number of larger contracts, as well as geographic expansion on the West Coast, also contributed to the growth in licenses revenue.

The mix of new contracts between subscription-based and perpetual license arrangements can vary from quarter to quarter, which can negatively impact our software license growth rate if a growing number of customers choose our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower revenues in the initial year as compared to perpetual software license arrangements but generate higher overall subscription-based revenue over the term of the contract. Our new customer mix in the nine months ended September 30, 2014 was approximately 71% selecting perpetual software license arrangements and approximately 29% selecting subscription-based arrangements compared to a customer mix in the nine months ended September 30, 2013 of approximately 66% selecting perpetual software license arrangements and approximately 34% selecting subscription-based arrangements. 38 and 114 new customers entered into subscription-based arrangements in the three and nine months ending September 30, 2014, respectively, compared to 24 and 74 new customers in the three and nine months ended September 30, 2013, respectively.

Subscriptions

The following table sets forth a comparison of our subscriptions revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$21,725	$14,537	$7,188	49%	$61,571	$40,527	$21,044	52%
ATSS	969	677	292	43	2,564	2,023	541	27

Total subscriptions revenue	$22,694	$15,214	$7,480	49%	$64,135	$42,550	$21,585	51%

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

Subscriptions revenue grew 49% and 51% for the three and nine months ending September 30, 2014 compared to the prior year periods. E-filing services contributed approximately $3.7 million and $11.7 million of the subscriptions revenue increase for the three and nine months ended September 30, 2014, respectively. Most of the e-filing revenue increase related to a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts (“eFileTexas.gov”). The state of Texas has mandated all counties use eFileTexas.gov and this contract will provide a recurring revenue stream that is expected to total approximately $17.0 million in 2014 and $19.0 million in 2015. New SaaS customers as well as existing customers who converted to our SaaS model provided the remainder of the subscriptions revenue increase. In the three and nine months ending September 30, 2014, we added 38 and 114 new SaaS customers, respectively, and 11 and 47 existing on-premise customers converted to our SaaS model, respectively. Since September 30, 2013, we have added 140 new SaaS customers and 62 existing on-premise customers converted to our SaaS model.

Software services

The following table sets forth a comparison of our software services revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$28,398	$22,615	$5,783	26%	$78,006	$63,308	$14,698	23%
ATSS	2,761	2,245	516	23	7,588	6,098	1,490	24

Total software services revenue	$31,159	$24,860	$6,299	25%	$85,594	$69,406	$16,188	23%

Software services revenues primarily consists of professional services billed in connection with implementing our software, converting customer data, training customer personnel, consulting, and custom development software. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Software services revenue grew 25% and 23% for the three and nine months ended September 30, 2014, respectively, compared to the prior year periods. This growth is mainly due to much higher revenues from new proprietary software arrangements, slightly higher rates on certain services, as well as additions to our implementation and support staff which increased our capacity to deliver backlog.

Maintenance

The following table sets forth a comparison of our maintenance revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$50,486	$45,182	$5,304	12%	$144,344	$129,630	$14,714	11%
ATSS	4,227	4,109	118	3	12,560	12,350	210	2

Total maintenance revenue	$54,713	$49,291	$5,422	11%	$156,904	$141,980	$14,924	11%

We provide maintenance and support services for our software products and third party software. Maintenance revenue increased 11% for both the three and nine months ended September 30, 2014, compared to the prior year periods. Maintenance and support revenues increased due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal service revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
ESS	$—	$—	$—	0%	$—	$—	$—	0%
ATSS	5,802	5,207	595	11	16,097	15,854	243	2

Total appraisal services revenue	$5,802	$5,207	$595	11%	$16,097	$15,854	$243	2%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenues for the three months ended September 30, 2014, benefitted by the mid-year addition of several new revaluation contracts in New York and the current appraisal cycle in Indiana which began in July. Appraisal services revenues for the nine months ended September 30, 2014, were negatively affected by severe weather throughout much of the country, which impacted the effectiveness of our field data-gathering efforts on many of our appraisal services projects during the first few months of the year.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Software licenses and royalties	$565	$583	$(18)	(3)%	$1,439	$1,701	$(262)	(15)%
Acquired software	448	513	(65)	(13)	1,373	1,585	(212)	(13)
Software services, maintenance and subscriptions	61,428	51,786	9,642	19	174,701	147,001	27,700	19
Appraisal services	3,764	3,360	404	12	10,740	10,577	163	2
Hardware and other	667	1,230	(563)	(46)	4,528	4,608	(80)	(2)

Total cost of revenues	$66,872	$57,472	$9,400	16%	$192,781	$165,472	$27,309	17%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter		Change	Nine Months		Change
	2014	2013	%	2014	2013	%
Software licenses, royalties and acquired software	92.3%	89.6%	2.7%	92.3%	88.8%	3.5%
Software services, maintenance and subscriptions	43.4	42.1	1.3	43.0	42.1	0.9
Appraisal services	35.1	35.5	(0.4)	33.3	33.3	(0.0)
Hardware and other	37.7	37.1	0.6	29.1	31.3	(2.2)
Overall gross margin	48.0%	46.3%	1.7%	47.3%	45.9%	1.4%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In the three and nine months ended September 30, 2014, our software licenses, royalties and acquired software gross margin percentage increased 2.7% and 3.5%, respectively, compared to the prior year periods due to increased revenues from proprietary software arrangements, which have a higher gross margin than third party software.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as implementation and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscriptions gross margin percentage increased compared to the prior year periods mainly due to revenues from a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts. This contract began to generate revenues in September 2013, but we incurred initial startup costs in the three and nine months ended September 30, 2013 for which there were very limited related revenues. The addition of revenues from this contract since the prior year accounted for most of the gross margin increase for the three and nine months ended September 30, 2014. The gross margin increase was also offset somewhat by accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Excluding seven employees added with an acquisition, our implementation and support staff has increased by 259 employees since September 30, 2013.

Our blended gross margin increased 1.7% and 1.4% for the three and nine months ended September 30, 2014, respectively, compared to the prior year periods. The gross margin increase was mainly due to a product mix that included more software license revenue, more subscription services revenue and lower initial investment costs for eFileTexas.gov. This improvement in gross margin was offset somewhat by expenses associated with increased hiring of implementation and development staff in order to expand our capacity to implement our contract backlog.

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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Selling, general and administrative expenses	$27,344	$24,581	$2,763	11%	$80,130	$72,198	$7,932	11%

SG&A as a percentage of revenues was 21.3% and 21.9% for the three and nine months ended September 30, 2014, respectively, compared to 23.0% and 23.6% for the three months and nine monthes ended September 30, 2013, respectively. SG&A increased due to commission expense and incentive compensation as a result of higher sales and earnings. Stock compensation has also increased due to increases in our stock price.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Research and development expense	$6,567	$5,982	$585	10%	$19,128	$17,174	$1,954	11%

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

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Amortization of customer and trade name intangibles	$1,136	$1,129	$7	1%	$3,393	$3,388	$5	0%

In August 2014, we completed an acquisition which increased customer and trade name intangibles by approximately $1.0 million. This amount will be amortized over a weighted average period of 12 years.

Other Expense, Net

The following table sets forth a comparison of our other expense, net for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Other expense, net	$47	$285	$(238)	(84)%	$522	$919	$(397)	(43)%

The majority of other expense is comprised of non-usage and other fees associated with a revolving credit agreement, offset by interest income associated with invested cash balances. Interest expense declined compared to the prior year because we repaid all borrowings under the revolving credit agreement in early 2013, and had no debt outstanding during the nine months ended September 30, 2014.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Income tax provision	$9,698	$6,523	$3,175	49%	$26,084	$18,168	$7,916	44%
Effective income tax rate	36.3%	37.1%			37.4%	38.9%

The effective income tax rates for the three and nine months ended September 30, 2014 and 2013, respectively, were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. Our effective tax rate in the three and nine months ended September 30, 2014, declined compared to the prior year periods because we are currently estimating a higher qualified manufacturing activities deduction based on increased software licenses revenues. However, significant stock option activity in 2013 eliminated the qualified manufacturing activities deduction by the end of that year and a significant increase in stock option activity in 2014 would negatively impact our effective tax rate in 2014.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2014, we had cash and cash equivalents of $157.4 million, compared to cash and cash equivalents of $78.9 million and investments available-for-sale of $1.3 million at December 31, 2013. As of September 30, 2014, we had an outstanding letter of credit totaling $2.0 million. We do not believe this letter of credit will be required to be drawn upon. This letter of credit expires in 2015. We currently believe that cash on hand, cash from operating activities and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2014	2013
Cash flows provided (used) by:
Operating activities	$95,131	$58,701
Investing activities	(10,252)	(20,122)
Financing activities	(6,324)	7,136

Net increase in cash and cash equivalents	$78,555	$45,715

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, and potential public and private issuances of debt or equity securities. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that cash provided by operating activities, cash on hand and access to the credit markets are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.

For the nine months ended September 30, 2014, operating activities provided net cash of $95.1 million, primarily generated from net income of $43.6 million, non-cash depreciation and amortization charges of $10.9 million and non-cash share-based compensation expense of $10.9 million. Working capital, excluding cash, decreased $32.0 million partly because deferred revenue balances are higher due to growth in our installed software maintenance customer base and growth in subscription-based arrangements. In addition, we have received large deposits on several contracts. Working capital also declined due to lower tax payments as a result of tax benefits from exercises of share-based arrangements since the last half of 2013.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal billing cycles occur in the second and fourth quarters.

Our days sales outstanding (“DSO”) was 78 days at September 30, 2014, compared to 87 days at December 31, 2013 and 76 days at September 30, 2013. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the third quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $10.3 million in the nine months ending September 30, 2014. In August 2014, we completed the acquisition of SoftCode, Inc. and paid approximately $3.2 million, net of cash acquired. The remaining use of cash was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. Investing activities in the nine months ended September 30, 2013 used cash of $20.1 million, which included approximately $15.2 million paid in connection with the construction of an office building in Plano, Texas, which was completed in 2013. These expenditures were funded from cash generated from operations and cash on hand.

Financing activities used cash of $6.3 million in the nine months ended September 30, 2014, compared to cash provided by financing activities of $7.1 million for the same period for 2013. Cash used in financing activities in the nine months ended September 30, 2014, was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and contributions from our employee stock purchase plan. We purchased approximately 294,000 shares of our common stock for an aggregate purchase price of $22.8 million and collected $9.8 million from stock option exercises and employee stock purchase plan activity and $6.7 million excess tax benefit from exercises of share-based arrangements. Financing activities in 2013 were comprised of $18.0 million in net payments on our revolving line of credit offset slightly by collections of $11.9 million from stock option exercises and employee stock purchase plan activity and $13.2 million excess tax benefit from exercises of share-based arrangements.

At September 30, 2014, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended in April 2003, July 2003, October 2004, October 2005, May 2007, May 2008, May 2009, July 2010, October 2010 and September 2011.

We did not replace our revolving credit line of $150.0 million that matured on August 11, 2014.

We made federal or state income tax payments, net of refunds, of $9.9 million in the nine months ended September 30, 2014 compared to $9.3 million in the nine months ended September 30, 2013.

Excluding acquisitions, we anticipate that 2014 capital spending will be between $10.5 million and $11.0 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2014, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances and cash flows provided by operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates. As of September 30, 2014, we had no outstanding borrowings or debt.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2014, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Date: October 22, 2014