Form 10-K
period 2014-12-31
TYLER TECHNOLOGIES INC
filed 2015-02-18
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,861,052,000 based on the reported last sale price of common stock on June 30, 2014, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on February 13, 2015 was 33,581,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 12, 2015.

TYLER TECHNOLOGIES, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

DESCRIPTION OF BUSINESS

Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other local government entities. Most of our clients have our software installed in-house. For clients who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which utilize the Tyler private cloud. We provide professional IT services to our clients, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing client support services to ensure product performance and reliability, which provides us with long-term client relationships and a significant base of recurring maintenance revenue. In 2010, we began providing electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents.

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

Traditionally, local government bodies and agencies performed state-mandated duties, including property assessment, record keeping, road maintenance, law enforcement, administration of election and judicial functions, and the provision of welfare assistance. Today, a host of emerging and urgent issues are confronting local governments, each of which demands a service response. These areas include criminal justice and corrections, administration and finance, public safety, health and human services, planning, regulatory and maintenance and records and document management. Transfers of responsibility from the federal and state governments to county and municipal governments and agencies in these and other areas also place additional service and financial requirements on these local government units. In addition, constituents of local governments are increasingly demanding improved service and better access to information from public entities. As a result, local governments recognize the increasing value of information management systems and services to, among other things, improve revenue collection, provide increased access to information, and streamline delivery of services to their constituents. Local government bodies are now recognizing that “e-government” is an additional responsibility for community development. From integrated tax systems to integrated civil and criminal justice information systems, many counties and cities have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies or government offices to share data and provide a more comprehensive approach to information management. Many city and county governmental agencies also have unique individual information management requirements, which must be tailored to the specific functions of each particular office.

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

Gartner, Inc., a leading information technology research and advisory company, estimates that state and local government application and vertical specific software spending will grow from $11.0 billion in 2015 to $12.9 billion in 2018. The professional services and support segments of the market, where our business is primarily focused, is expected to expand from $32.8 billion in 2015 to $35.0 billion in 2018. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $2.0 billion in 2015 to $2.5 billion in 2018 while professional services and support are expected to grow from $2.4 billion in 2015 to $2.7 billion in 2018.

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

We design, develop and market a broad range of software solutions to serve mission-critical “back-office” functions of local governments. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software solutions and services are generally grouped in five major areas:

•	Financial Management and Education;
•	Courts and Justice;
•	Property Appraisal and Tax;
•	Planning, Regulatory and Maintenance; and
•	Land and Vital Records Management.

Each of our core software systems consists of several fully integrated applications. For clients who acquire the software for use in-house, we generally license our systems under standard perpetual license agreements that provide the client with a fully paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financial management and education and property appraisal and tax, we offer multiple solutions designed to meet the needs of different sized governments.

We also offer SaaS arrangements, which utilize the Tyler private cloud, for clients who do not wish to maintain, update and operate these systems or to make up-front capital expenditures to implement these advanced technologies. For these clients, we deliver our software using the SaaS model — the software and client data are hosted at our data centers or at third-party locations, and clients typically sign multi-year contracts for these subscription-based services.

Historically, we have had a greater proportion of our annual revenues in the second half of our fiscal year due to governmental budget and spending cycles and the timing of system implementations for clients desiring to “go live” at the beginning of the calendar year.

A description of our suites of products and services follows:

Software Licenses

Financial Management and Education

Our financial management and education solutions are enterprise resource planning systems for local governments, which integrate information across all facets of a client organization. Our financial management solutions include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial management systems include modules for general ledger, budget preparation, fixed assets, requisitions, purchase orders, bid management, accounts payable, contract management, accounts receivable, investment management, inventory control, project and grant accounting, work orders, job costing, GASB reporting, payroll and human resources. All of our financial management systems are intended to conform to government auditing and financial reporting requirements and generally accepted accounting principles.

We sell utility billing systems that support the billing and collection of metered and non-metered services, along with multiple billing cycles. Our Web-enabled utility billing solutions allow clients to access information online such as average consumption and transaction history. In addition, our systems can accept secured Internet payments via credit cards and checks.

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

Our law enforcement systems automate police and sheriff functions from dispatch and records management through booking and jail management. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data, including digital mug shots. Our systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, automation of statistics, and state and federal reporting. Our computer-aided dispatch/emergency 911 system tracks calls and the availability of emergency response vehicles, interfaces with local and state searches, and assists dispatchers with processing emergency situations. The law enforcement and jail management systems are fully integrated with prosecution and other court products that manage the entire judicial process.

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

Planning, Regulatory and Maintenance

Our planning, regulatory and maintenance software solutions are designed for public sector agencies such as, community development, planning, building, code enforcement, tax and revenues, public works, transportation, land control, environmental, fire safety, storm water management, regulatory controls and engineering.  These solutions help public sector agencies better manage their day-to-day business functions while streamlining and automating the many aspects of their land management, permitting and planning systems.  Our mobile solutions extend automation to the field and Web access brings online services to citizens 24 hours a day, 365 days a year.

Land and Vital Records Management

We also offer a number of specialized software applications designed to help county governments enhance and automate courthouse operations. These systems record, scan and index information for the many documents maintained at the courthouse, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). These applications include fully integrated imaging systems with batch and scan processing capabilities and fully integrated receipting and cashiering systems, as well as, Web-enabled public access.

Subscription-Based Services

Subscription-based revenue is primarily derived from our SaaS arrangements, which utilize the Tyler private cloud, as well as our transaction based offerings such as e-filing solutions.

We are able to provide the majority of our software products through our SaaS model. The clients who choose this model typically do not wish to maintain, update and operate these systems or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to 10 years, but are typically contracted for a period of three to six years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services. In certain arrangements, the client may also acquire a license to the software.

As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are included in subscription-based revenues, and are derived from transaction fees and in some cases fixed fee arrangements.

Software Services

We provide a variety of professional IT services to clients who utilize our software products. Virtually all of our clients contract with us for installation, training, and data conversion services in connection with their purchase of Tyler’s software solutions. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an installation team travels to the client’s facility to ensure the smooth transfer of data to the new system. Installation fees are charged separately to clients on either a fixed-fee or hourly charge basis, depending on the contract.

Both in connection with the installation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training can be provided in our training centers, onsite at clients’ locations, or at meetings and conferences, and can be customized to meet a clients’ requirements. The vast majority of our clients contract with us for training services, both to improve their employees’ proficiency and productivity and to fully utilize the functionality of our systems. Training services are generally billed on an hourly or daily basis, along with travel and other expenses.

Maintenance and Support

Following the implementation of our software systems, we provide ongoing software support services to assist our clients in operating the systems and to periodically update the software. Support is provided over the phone to clients through help desks staffed by our client support representatives. For more complicated issues, our staff, with the clients’ permission, can log on to clients’ systems remotely. We maintain our clients’ software largely through releases that contain improvements and incremental additions of features and functionality, along with updates necessary because of legislative or regulatory changes.

Virtually all of our software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support under annual contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can be increased annually and may also increase as new license fees increase. Maintenance and support fees are generally paid in advance for the entire maintenance contract period. Most maintenance contracts automatically renew unless the client or Tyler gives notice of termination prior to expiration. Similar support is provided to our SaaS clients, and is included in their subscription fees, which are classified as subscription-based revenues.

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

Local government taxing authorities normally reappraise properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. In some jurisdictions, law mandates reassessment cycles; in others, they are discretionary. While some taxing jurisdictions perform reappraisals in-house, many local governments outsource this function because of its cyclical nature and because of the specialized knowledge and expertise requirements associated with it. Our appraisal services business unit has been in this business since 1938.

In some instances, we also sell property tax and/or appraisal software products in connection with appraisal outsourcing projects, while other clients may only engage us to provide appraisal services. Appraisal outsourcing services are somewhat seasonal in nature to the extent that winter weather conditions reduce the productivity of data collection activities in connection with those projects.

STRATEGY

Our objective is to grow our revenue and earnings internally, supplemented by focused strategic acquisitions. The key components of our business strategy are to:

•

Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to clients our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•

Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. In 2010, we began providing e-filing for courts and law offices, which simplifies the filing and management of court related documents. In late 2012, we signed a contract with the Texas Office of Court Administration to manage e-filing of court documents. In early 2013, the state of Texas issued an order mandating e-filing in civil cases beginning in January 2014.  This contract, which took effect in September 2013, provides a recurring revenue stream that totaled $17.0 million in 2014 and is expected to total approximately $19.0 million in 2015. We believe revenue from e-filing solutions will grow over time as more local and state governments begin mandating electronic document filings. We also offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills via the Internet. We believe that the addition of such features enhances the market appeal of our core products. Since 2001, we have also offered software products as SaaS solutions, which we believe, will, over time, have increasing appeal to local governments and will comprise a larger percentage of our new business mix. In addition, we have also broadened our offerings of consulting and business process reengineering services.

•

Expand our client base. We seek to establish long-term relationships with new clients primarily through our sales and marketing efforts. While we currently have clients in all 50 states, Canada, the Caribbean, the United Kingdom, and other international locations, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve increasing success in selling to larger clients.

•

Expand our existing client relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing clients do not fully utilize. Add-on sales to existing clients typically involve lower sales and marketing expenses than sales to new clients.

•

Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $300.5 million, or 61% of total revenues, in 2014. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. In addition, subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $23.3 million in 2010 to $87.8 million in 2014.

•

Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our clients while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that can be leveraged to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•

Attract and retain highly qualified employees. We believe that the depth and quality of our operations management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•	Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:
❑	new products and services to complement our existing offerings;
❑	entry into new markets related to local governments; and
❑	new clients and/or geographic expansion.
•

Establish strategic alliances. In January 2007, we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance, we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement has broadened the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality was released to the market in August 2011 and is being sold in the United States and internationally through Microsoft’s distribution channels. Tyler is also an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and we are selling the solutions directly into the government market. Tyler receives license and maintenance royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this multi-year term relationship.

On February 4, 2015, we announced that our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX expires with the release of Dynamics AX 7. We do not anticipate continuing any research and development commitment, although we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. We further expect that license and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

SALES, MARKETING, AND CLIENTS

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

Clients consist primarily of county and municipal agencies, school districts and other local government offices. In counties, clients include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, clients include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, with annually renewing maintenance and support update agreements thereafter. Although either the client or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2014, approximately 43% of our revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Infor Lawson, SAP AG, SunGard Data Systems, Inc., Thomson Reuters Corporation, New World Systems and Constellation Software, Inc. In addition, we sometimes compete with consulting and systems integration firms, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which requires us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us.

We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to modify existing products and services to accommodate the individual requirements of the client. Our ability to offer an integrated system of applications for several offices or departments is often a competitive advantage. Local governmental units often are required to seek competitive proposals through a request for proposal process and some prospective clients use consultants to assist them with the proposal and vendor selection process.

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

BACKLOG

At December 31, 2014, our estimated revenue backlog was approximately $702.0 million, compared to $551.7 million at December 31, 2013. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $381.4 million, or 54%, of the backlog is expected to be recognized during 2015.

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

EMPLOYEES

At December 31, 2014, we had 2,856 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

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

We also maintain a website at www.tylertech.com. We make available free of charge through this site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Forms 4 and 5, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, copies of our annual report will be made available, free of charge upon written request.

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

A prolonged economic slowdown or recession could reduce demand for our software products and services. Local and state governments may face financial pressures that could in turn affect our growth rate and profitability in the future. There is no assurance that local and state spending levels will be unaffected by declining or stagnant general economic conditions, and if budget shortfalls occur, they may negatively impact local and state information technology (“IT”) spending and could adversely affect our business.

Selling products and services into the public sector poses unique challenges.

We derive substantially all of our revenues from sales of software and services to state, county, and city governments, other municipal agencies, and other public entities. We expect that sales to public sector clients will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities, including:

•	resource limitations caused by budgetary constraints, which may provide for a termination of executed contracts due to a lack of future funding;
•	long and complex sales cycles;
•	contract payments at times being subject to achieving implementation milestones, and we may have differences with clients as to whether milestones have been achieved;
•	political resistance to the concept of contracting with third-parties to provide IT solutions;
•	legislative changes affecting local government’s authority to contract with third-parties;

•	varying bid procedures and internal processes for bid acceptance; and
•	various other political factors, including changes in governmental administrations and personnel.

Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

A decline in the demand for IT may result in a decrease in our revenues or lower our growth rate.

A decline in the demand for IT among our current and prospective clients may result in decreased revenues or a lower growth rate because our sales depend, in part, on our clients’ level of funding for new or additional IT systems and services. Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services. We cannot assure you that we will be able to increase or maintain our revenues.

The open bidding process creates uncertainty in predicting future contract awards.

Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client, and the likely terms of any other third-party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our revenue and gross margins.

We face significant competition from other vendors and potential new entrants into our markets.

We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete based on a number of factors, including:

•	the attractiveness of our “evergreen” business strategy;
•	the breadth, depth, and quality of our product and service offerings;
•	the ability to modify our offerings to accommodate particular clients’ needs;
•	technological innovation;
•	name recognition;
•	price; and
•	our financial strength and stability.

We believe the market is highly fragmented with a large number of competitors that vary in size, product platform, and product scope. Our competitors include consulting firms, publicly held companies that focus on selected segments of the public sector market, and a significant number of smaller, privately held companies. Certain competitors have greater technical, marketing, and financial resources than we do. We cannot assure you that such competitors will not develop products or offer services that are superior to our products or services or that achieve greater market acceptance.

We also compete with internal, centralized IT departments of governmental entities, which requires us to persuade the end-user to stop the internal service and outsource to us. In addition, our clients and prospective clients could elect to provide information management services internally through new or existing departments, which could reduce the market for our services.

We could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in pricing pressure, fewer client orders, reduced gross margins, and loss of market share. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective clients. It is possible that new competitors or alliances may emerge and rapidly gain significant market share. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business.

Fixed-price contracts may affect our profits.

Some of our contracts are on a fixed-priced basis, which can lead to various risks, including:

•	the failure to accurately estimate the resources and time required for an engagement;
•	the failure to effectively manage our clients’ expectations regarding the scope of services delivered for a fixed fee; and
•	the failure to timely and satisfactorily complete fixed-price engagements within budget.

If we do not adequately assess these and other risks, we may be subject to cost overruns and penalties, which may harm our financial performance.

 Changes in the insurance markets may affect our business.

Some of our clients, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. In addition, we have in the past been required to provide letters of credit as security for the issuance of a performance bond. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could negatively impact revenues. In addition, the general insurance markets experience volatility, which may lead to future increases in our general and administrative expenses and negatively impact our operating results.

Risks Associated with Our Software Products

We run the risk of errors or defects with new products or enhancements to existing products.

Our software products are complex and may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Although we have not experienced material adverse effects from any such defects or errors to date, we cannot assure you that material defects and errors will not be found in the future. Any such defects could result in a loss of revenues or delay market acceptance. Our license agreements typically contain provisions designed to limit our exposure to potential liability. However, it is possible we may not always successfully negotiate such provisions in our client contracts or the limitation of liability provisions may not be effective due to existing or future federal, state, or local laws, ordinances, or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure contracts to limit liability, we cannot assure you that a successful claim could not be made or would not have a material adverse effect on our future operating results.

Cyber-attacks and security vulnerabilities can disrupt our business and harm our competitive position.

Threats to IT security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our clients and our IT. They may develop and deploy malicious software to attack our products and services and gain access to our networks and data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats.

We cannot fully protect client information from security breaches.

As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable and other confidential information of our clients. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve security controls, it is possible our security controls over personal data, our training of employees on data security, and other practices we follow may not prevent the improper disclosure of client data that we store and manage. Improper disclosure could harm our reputation, lead to legal exposure to clients, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.

Hosting services for some of our products are dependent upon the uninterrupted operation of data centers.

A material portion of our business is provided through software hosting services. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. If any of our data centers were to become inoperable for an extended period, we might be unable to fulfill our contractual commitments. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in client dissatisfaction, loss of revenue, and damage to our business.

We must timely respond to technological changes to be competitive.

The market for our products is characterized by technological change, evolving industry standards in software technology, changes in client requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to enhance existing products and develop and introduce new products that keep pace with technological developments, satisfy increasingly sophisticated client requirements, and achieve market acceptance. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. The products, capabilities, or technologies developed by others could also render our products or technologies obsolete or noncompetitive. Our business may be adversely affected if we are unable to develop or acquire new software products or develop enhancements to existing products on a timely and cost-effective basis, or if such new products or enhancements do not achieve market acceptance.

We may be unable to protect our proprietary rights.

Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. There has also been significant litigation recently involving intellectual property rights. We are not currently involved in any material intellectual property litigation; however, we may be a party to such litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot assure you that third-parties will not assert infringement or misappropriation claims against us with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, costly, and a diversion to management. Any such claims and litigation could also cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.

Clients may elect to terminate our maintenance contracts and manage operations internally.

It is possible that our clients may elect to not renew maintenance contracts for our software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications that we provide on a software-as-a-service or hosted basis). This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third-parties, including our competitors, which could adversely affect our business.

Material portions of our business require the Internet infrastructure to be further developed or adequately maintained.

Part of our future success depends on the use of the Internet as a means to access public information and perform transactions electronically, including, for example, electronic filing of court documents. This in part requires the further development and maintenance of the Internet infrastructure. Among other things, this further development and maintenance will require a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services. If this infrastructure fails to be further developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.

Risks Associated with Our Periodic Results and Stock Price

Software revenue recognition rules may require us to delay revenue recognition into future periods.

We have in the past had to, and may in the future be required to, defer revenue recognition for software license fees due to several factors, including whether:

•	license agreements include applications that are under development or other undelivered elements;
•

client contracts require the delivery of services considered essential to the functionality of the software, including significant modifications, customization, or complex interfaces, that could delay product delivery or acceptance;

•	the transaction involves acceptance criteria;
•	the transaction involves contingent payment terms or fees;
•	we are required to accept a fixed-fee services contract; or
•	we are required to provide extended payment terms.

Because of these factors and other specific requirements for software revenue recognition under generally accepted accounting principles in the United States, we must have very precise terms in our contracts to recognize revenue upon the delivery and installation of our software or performance of services. Negotiation of mutually acceptable terms and conditions may extend the sales cycle. We are not always able to negotiate terms and conditions that permit revenue recognition at the time of delivery or even upon project completion.

Fluctuations in quarterly revenue could adversely impact our operating results and stock price.

Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including the following:

•	prospective clients’ contracting decisions are often made in the last few weeks of a quarter;
•	the size of license transactions can vary significantly;
•	clients may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel;
•

client purchasing processes vary significantly and a client’s internal approval, expenditure authorization, and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions;
•	we may have to defer revenues under our revenue recognition policies; and
•

clients may elect subscription-based arrangements, which result in lower software license revenues in the initial year as compared to traditional, on-premise software license arrangements, but generate higher overall subscription-based revenues over the term of the contract.

In each fiscal quarter, our expense levels, operating costs, and hiring plans are based to some extent on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results. Also, if actual revenues for any given quarter fall below expectations, it may lead to a decline in our stock price.

Increases in service revenue as a percentage of total revenues could decrease overall margins.

We realize lower margins on software and appraisal service revenues than on license revenue. The majority of our contracts include both software licenses and software services. Therefore, an increase in the percentage of software service and appraisal service revenue compared to license revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results.

Our stock price may be volatile.

The market price of our common stock may be volatile. Examples of factors that may significantly impact our stock price include:

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks, and may in the future adversely affect the market price of our stock. Sometimes, securities class action litigation is filed following periods of volatility in the market price of a particular company’s securities. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon our financial performance.

Financial Outlook.

From time to time, in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our results, including estimated revenues or earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot be certain that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information regarding us, our products and services, and the software industry when evaluating our prospective results of operations.

Risks Associated with Our Growth Strategy and Other General Corporate Risks

We may experience difficulties in executing our acquisition strategy.

A material portion of our historical growth has resulted from strategic acquisitions. Although our focus is on internal growth, we will continue to identify and pursue strategic acquisitions with suitable candidates. These transactions involve significant challenges and risks, including that the transaction does not advance our business strategy, that we get no satisfactory return on our investment, that we have difficulty integrating business systems and technology, that we have difficulty retaining or integrating new employees, that the transactions distract management from our other businesses, that we acquire unforeseen liabilities, and other unanticipated events. Our future success will depend, in part, on our ability to successfully integrate future acquisitions into our operations. It may take longer than expected to realize the full benefits of these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may be ultimately smaller than we expected. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions will be accomplished on favorable terms or will result in profitable operations.

Our failure to properly manage growth could adversely affect our business.

We have expanded our operations significantly since 1998, when we entered the business of providing software solutions and services to the public sector. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, our business may be materially adversely affected.

We may be unable to hire, integrate, and retain qualified personnel.

Our continued success will depend upon the availability and performance of our key management, sales, marketing, client support, and product development personnel. The loss of key management or technical personnel could adversely affect us.  We believe that our continued success will depend in large part upon our ability to attract, integrate, and retain such personnel.  We have at times experienced and continue to experience difficulty in recruiting qualified personnel.  Competition for qualified software development, sales, and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.

Compliance with changing regulation of corporate governance may result in additional expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure can create uncertainty for public companies. The costs required to comply with such evolving laws are difficult to predict.  To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards.  This investment may result in an unforeseen increase in general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities, which may harm our operating results.

We don’t foresee paying dividends on our common stock.

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

Our board of directors may issue up to 1,000,000 shares of preferred stock and may determine the price, rights, preferences, privileges, and restrictions, including voting and conversion rights, of these preferred shares.  These determinations may be made without any further vote or action by our stockholders.  The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock may make it more difficult for a third-party to acquire a majority of our outstanding voting stock.  In addition, some provisions of our Certificate of Incorporation, Bylaws, and the Delaware General Corporation Law could also delay, prevent, or make more difficult a merger, tender offer, or proxy contest involving us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We occupy approximately 617,000 square feet of office space, of which 353,000 square feet is in office facilities we own. We own or lease offices for our major operations in Arizona, Colorado, Georgia, Iowa, Maine, Montana, New York, Ohio, Texas and Washington.

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

Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2014, we had approximately 1,611 stockholders of record. A number of our stockholders hold their shares in street name; therefore, there are substantially more than 1,611 beneficial owners of our common stock.

The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

	High	Low
2013: First Quarter	$61.60	$48.86
Second Quarter	70.49	57.00
Third Quarter	88.68	68.60
Fourth Quarter	105.74	83.25

2014: First Quarter	$107.99	$81.54
Second Quarter	91.69	74.37
Third Quarter	97.53	84.70
Fourth Quarter	115.37	86.05
2015: First Quarter (through February 13, 2015)	$116.50	$103.18

We did not pay any cash dividends in 2014 or 2013. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

The following table summarizes certain information related to our stock option plan and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2014	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2014)
Plan Category
Equity compensation plans approved by security shareholders:
Stock option plan	5,536,414	$44.61	468,019
Employee stock purchase plan	9,676	93.02	940,525
Equity compensation plans not approved by security shareholders	—	—	—
	5,546,090	$44.69	1,408,544

As of December 31, 2014, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock. During 2014, we purchased approximately 294,000  shares of our common stock for an aggregate purchase price of $22.8 million. A summary of the repurchase activity during 2014 is as follows:

Period	Total number of shares repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	—	$—	1,700,000
Three months ended June 30	294,000	77.54	1,406,000
Three months ended September 30	—	—	1,406,000
Three months ended December 31	—	—	1,406,000
	294,000

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

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

The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2009. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Tyler Technologies, Inc.	100	104.27	151.23	243.29	512.96	549.67
S&P 500 Stock Index	100	115.06	117.49	136.30	180.44	205.14
S&P 600 Information Technology Index	100	124.60	119.59	133.96	194.13	219.93

ITEM 6.	SELECTED FINANCIAL DATA.

(In thousands, except per share data)

	FOR THE YEARS ENDED DECDEMBER 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Revenues	$493,101	$416,643	$363,304	$309,391	$288,628
Cost and expenses:
Cost of revenues	259,730	223,440	195,602	167,479	160,311
Selling, general and administrative expenses	108,260	98,289	86,706	75,650	69,480
Research and development expense	25,743	23,269	20,140	16,414	13,971
Amortization of customer and trade name intangibles	4,546	4,517	4,279	3,331	3,225
Operating income	94,822	67,128	56,577	46,517	41,641
Other expenses, net	355	1,309	2,709	2,404	1,742
Income from operations before income taxes	94,467	65,819	53,868	44,113	39,899
Income tax provision	35,527	26,718	20,874	16,556	14,845
Net income	58,940	39,101	32,994	27,557	25,054
Net income per diluted share	$1.66	$1.13	$1.00	$0.83	$0.71
Weighted average diluted shares	35,401	34,590	32,916	33,154	35,528
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$123,437	$66,090	$58,668	$56,435	$35,350
Cash flows used by investing activities	(11,555)	(25,658)	(34,736)	(28,809)	(8,694)
Cash flows provided (used) by financing activities	15,409	32,038	(18,852)	(28,414)	(34,238)
BALANCE SHEET DATA:
Total assets	$573,982	$444,488	$338,666	$295,391	$264,032
Revolving line of credit	—	—	18,000	60,700	26,500
Shareholders' equity	336,973	246,319	145,299	78,110	106,972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (2) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (3) material portions of our business require the Internet infrastructure to be adequately maintained; (4) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (5) general economic, political and market conditions; (6) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (7) our ability to successfully achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (8) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (9) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (10) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.

OVERVIEW

General

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilizes the Tyler private cloud, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court, related documents. Revenues for e-filing are derived from transaction fees and in some cases fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.

Our products generally automate five major functional areas: (1) financial management and education, (2) courts and justice,  (3) property appraisal and tax, (4) planning, regulatory and maintenance, and (5) land and vital records management.  We report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management; courts and justice processes; planning  regulatory and maintenance; and land and vital records management. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

Total organic revenues increased 18% in 2014 compared to 2013.  On August 29, 2014, we acquired all of the capital stock of SoftCode, Inc. (“SoftCode”), which develops and sells civil solution software typically to county sheriff departments.  The purchase price, net of cash acquired of $71,000, was $3.5 million in cash, of which $325,000 was accrued at December 31, 2014, and 16,540 shares of Tyler common stock valued at $1.5 million.

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:

•

Revenues – We derive our revenues from five primary sources: sale of software licenses and royalties; subscription-based arrangements; software services; maintenance and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 61% of our revenue in 2014. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver to our business, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2014, our customer turnover was approximately 2%.

•

Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2014, our total employee count increased to 2,856 from 2,573 at December 31, 2013.

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

•

Liquidity and Cash Flows – The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and discretionary purchases of treasury stock. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from clients in advance of revenue being earned.

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

Outlook

We believe activity in the local government market is good and has returned to normal, pre-recession levels. Although we expect to see some pressure on margin expansion in 2015 as we absorb onboarding costs associated with staffing additions in recent quarters, make some strategic incremental product investments, and continue to grow our SaaS and e-filing client bases, our expectation is that 2015 will be another year of very solid revenue and earnings growth.

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

For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. If we determine that the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition. For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate the contract value to each element of the arrangement that qualifies for treatment as a separate element based on vendor-specific objective evidence of fair value (“VSOE”), and if VSOE is not available, third-party evidence, and if third-party evidence is unavailable, estimated selling price. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once hosting has gone live and we may begin billing for the hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. We review unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue, which represents billings in excess of revenue earned. The majority of this liability consists of maintenance billings for which payments are made in advance and the revenue is ratably earned over the maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product has not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.

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

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2014, did not result in an impairment charge. During 2014, we did not identify any triggering events that would require an update to our annual impairment review.

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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2014, 2013 and 2012.

	Percentage of Total Revenues
	Years ended December 31,
	2014	2013	2012
Revenues:
Software licenses and royalties	10.0%	9.8%	9.3%
Subscriptions	17.8	14.8	12.3
Software services	23.1	22.4	23.0
Maintenance	43.1	46.0	47.3
Appraisal services	4.4	5.0	6.2
Hardware and other	1.6	2.0	1.9
Total revenues	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	0.8	1.1	1.1
Cost of software services, maintenance and subscriptions	47.9	47.9	47.2
Cost of appraisal services	2.9	3.3	4.1
Cost of hardware and other	1.1	1.3	1.4
Selling, general and administrative expenses	22.0	23.6	23.9
Research and development expense	5.2	5.6	5.5
Amortization of customer and trade name intangibles	0.9	1.1	1.2
Operating income	19.2	16.1	15.6
Other expense, net	0.1	0.3	0.8
Income before income taxes	19.1	15.8	14.8
Income tax provision	7.2	6.4	5.7
Net income	11.9%	9.4%	9.1%

2014 Compared to 2013

Revenues

Software licenses and royalties.

The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
ESS	$46,047	$38,774	$7,273	19%
ATSS	3,018	2,067	951	46
Total software licenses and royalties revenue	$49,065	$40,841	$8,224	20%

Software license and royalties revenue growth was mainly due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our increased investments in product development over the past few years.  An increase in the number of larger contracts, in particular in the courts and justice market, also contributed to the growth in license revenue.

The mix of new contracts between subscription-based and perpetual license arrangements can vary from quarter to quarter, which can negatively impact our software license growth rate if a growing number of clients choose our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangements.  Subscription-based arrangements result in lower revenues in the initial year as compared to perpetual software license arrangements, but generate higher overall subscription-based revenue over the term of the contract.  Our new client mix in 2014 was approximately 74% selecting perpetual software license arrangements and approximately 26% selecting subscription-based arrangements compared to a client mix in 2013 of approximately 68% selecting perpetual software license arrangements and approximately 32% selecting subscription-based arrangements.  138 new clients entered into subscription-based software arrangements in 2014 compared to 100 new clients in 2013.

Subscriptions.

The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
ESS	$84,322	$59,070	$25,252	43%
ATSS	3,526	2,794	732	26
Total subscriptions revenue	$87,848	$61,864	$25,984	42%

Subscription-based services revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Subscription-based services revenue increased 42% compared to 2013. E-filing services contributed approximately $13.3 million of the subscriptions revenue increase in 2014.  Most of the e-filing revenue increase related to higher revenue from a contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts (“eFileTexas.gov”) for civil court filings.  The state of Texas has mandated all counties use eFileTexas.gov and this contract, which took effect in September 2013, provided a recurring revenue stream that totaled $17.0 million in 2014 and is expected to total approximately $19.0 million in 2015.  New SaaS clients as well as existing clients who converted to our SaaS model provided the remainder of the subscriptions revenue increase.  In 2014, we added 138 new SaaS clients and 59 existing clients elected to convert to our SaaS model.

Software services.

The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
ESS	$104,146	$85,459	$18,687	22%
ATSS	9,675	7,808	1,867	24
Total software services revenue	$113,821	$93,267	$20,554	22%

Software services revenue primarily consists of professional services billed in connection with installing our software, converting client data, training client personnel, consulting and custom software development.  New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services.  Existing clients also periodically purchase additional training, consulting and minor programming services. Software services grew 22% in 2014 mainly due to much higher revenue from new proprietary software arrangements, slightly higher rates on certain services and additions to our professional services staff which increased our capacity to deliver backlog.

Maintenance.

The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
ESS	$195,881	$175,180	$20,701	12%
ATSS	16,815	16,540	275	2
Total maintenance revenue	$212,696	$191,720	$20,976	11%

We provide maintenance and support services for our software products and certain third-party software.  Maintenance and support revenue increased mainly due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases.

Appraisal services.

The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
ESS	$—	$—	$—	—%
ATSS	21,802	20,825	977	5
Total appraisal services revenue	$21,802	$20,825	$977	5%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.  Appraisal services revenue benefitted by the mid-year addition of several new revaluation contracts in New York and the current appraisal cycle in Indiana, which began in July.  We expect appraisal revenue for 2015 will increase moderately compared to 2014.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Software licenses and royalties	$1,900	$2,377	$(477)	(20)%
Acquired software	1,858	2,078	(220)	(11)
Software services, maintenance and subscriptions	236,363	199,617	36,746	18
Appraisal services	14,284	13,809	475	3
Hardware and other	5,325	5,559	(234)	(4)
Total cost of revenues	$259,730	$223,440	$36,290	16%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2014	2013	Change
Software licenses, royalties and acquired software	92.3%	89.1%	3.2%
Software services, maintenance and subscriptions	43.0	42.4	0.6
Appraisal services	34.5	33.7	0.8
Hardware and other	32.3	31.6	0.7
Overall gross margin	47.3%	46.4%	0.9%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third-party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In 2014, our software licenses, royalties and acquired software gross margin percentage increased compared to 2013 mainly due to higher revenues from proprietary software revenues, which have a higher gross margin than third-party software.

Software services, maintenance and subscription-based services. Cost of software services, maintenance and subscription-based services primarily consists of personnel costs related to installing our software, converting client data, training client personnel and support activities and various other services such as SaaS arrangements and e-filing. Maintenance and various other services such as SaaS costs typically grow at a slower rate than related revenue due to leverage in the utilization of our support and maintenance staff and economies of scale.  The software services, maintenance and subscriptions gross margin percentage increased mainly due to revenue from a contract with the Texas Office of Court Administration for eFileTexas.gov to manage e-filing of court documents.  This contract began in September 2013, but we incurred initial startup costs in 2013 for which there were very limited related revenues.  The addition of revenue from this contract since the prior year accounted for most of the gross margin increase.  The gross margin increase was offset somewhat by costs related to accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.  Our implementation, development and support staff has increased by 215 employees since 2013.   We expect our rate of hiring new implementation, development and support staff in 2015 will be slower than 2014.

Appraisal services. Appraisal services revenue is approximately 4% of total revenue. The appraisal services gross margin increased slightly compared to 2013. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally ends with the projects’ completion.

Our blended gross margin for 2014 increased 0.9% from 2013. The gross margin increase was mainly due to a revenue mix that included more software license revenue and subscription revenue and in particular, increased revenue from e-filing in Texas.  This improvement in gross margin was offset somewhat by expenses associated with increased hiring of implementation, development and support staff in order to expand our capacity to implement our contract backlog.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as, professional fees, trade show activities, advertising costs and other marketing related costs. The following table sets forth a comparison of our SG&A expenses for the following years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Selling, general and administrative expenses	$108,260	$98,289	$9,971	10%

SG&A as a percentage of revenue was 22.0% in 2014 compared to 23.6% in 2013. Approximately one-third of the SG&A expense increase is from higher commission expense due to sales growth.  Stock compensation expense contributed approximately one-quarter of the increase primarily due to increases in our stock price.  The remaining increase consisted of higher bonuses related to operating results, annual wage adjustments and increased travel related expenses.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Research and development expense	$25,743	$23,269	$2,474	11%

Research and development expense consist mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. In 2007, we entered into a Software Development and License Agreement, which provided for a strategic alliance with Microsoft Corporation (“Microsoft”) to jointly develop core public sector functionality for Microsoft Dynamics AX to address the accounting needs of public sector organizations worldwide. This agreement and subsequent amendments granted Microsoft intellectual property rights in the software code provided and developed by Tyler into Microsoft Dynamics AX products to be marketed and sold outside of the public sector in exchange for reimbursement payments to partially offset the research and development costs and royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this arrangement. In addition, Tyler agreed to commit certain resources to the development of the next version of Dynamics AX. Tyler also receives software and maintenance royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this arrangement.

In 2014, research and development expense increased 11% compared to 2013 due to annual wage adjustments and efforts to maintain our competitive position.  We expect that research and development expense will increase in 2015 at a lower rate than our expected revenue growth.

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

			Change
($ in thousands)	2014	2013	$	%
Amortization of customer and trade name intangibles	$4,546	$4,517	$29	1%

In 2014, we completed one acquisition that increased amortizable customer and trade name intangibles by approximately $1.0 million.  This amount is being amortized over a weighted average period of 12 years.

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2015	$4,606
2016	4,606
2017	4,606
2018	4,457
2019	3,102

Other

The following table sets forth a comparison of other expense, net for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Other expense, net	$355	$1,309	$(954)	(73)%

Other expense is primarily comprised of interest expense, non-usage and other fees associated with a revolving line of credit agreement that matured in August 2014, offset by interest income associated with invested cash balances. Interest expense declined compared to the prior year because we repaid all borrowings under the revolving credit agreement in early 2013, and had no debt outstanding during 2014.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Income tax provision	$35,527	$26,718	$8,809	33%

Effective income tax rate	37.6%	40.6%

The effective income tax rates were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions and non-deductible meals and entertainment costs. The qualified manufacturing activities deduction increased in 2014 contributing to a lower effective tax rate.

We experienced significant stock option exercise activity in 2014 and 2013 that generated excess tax benefits of $19.4 million and $28.2 million, respectively. Excess tax benefits reduce tax payments but do not significantly reduce the effective tax rate and can result in limitations on other deductions. In 2013, limitations resulting from excess tax benefits eliminated the qualified manufacturing activities deduction, which negatively impacted our effective tax rate.

2013 Compared to 2012

Revenues

Software licenses and royalties.

The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$38,774	$32,060	$6,714	21%
ATSS	2,067	1,868	199	11
Total software licenses and royalties revenue	$40,841	$33,928	$6,913	20%

In 2012, we acquired two companies which provide financial and human capital management software solutions to the K-12 education market and one company that provides enterprise permitting, land management, licensing and regulatory software solutions to government agencies.  Excluding the impact of acquisitions, total software licenses and royalties revenue increased 12% compared to 2012. Approximately half of the growth was due to an increase of $2.3 million in royalties on sales of Microsoft Dynamics AX by other Microsoft partners compared to the prior year. Royalty revenue is dependent upon sales volume from Microsoft partners, as well as the timing of maintenance renewals, and can vary substantially from period to period.  Software license revenues also grew 5% mainly due to increased investments in product development over the past few years. However, software license growth was reduced somewhat because of a growing number of clients choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. We had 100 new software clients that entered into subscription-based arrangements in 2013 compared to 76 new clients in 2012.

Subscriptions.

The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$59,070	$43,319	$15,751	36%
ATSS	2,794	1,299	1,495	115
Total subscriptions revenue	$61,864	$44,618	$17,246	39%

Excluding the impact of acquisitions, subscription-based services revenue increased 37% compared to 2012. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscription-based revenue increase. In 2013, we added 100 new clients and 63 existing clients elected to convert to our SaaS model. E-filing services also contributed approximately $5.0 million of the subscription revenue increase. E-filing revenue included $3.8 million related to a new contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts, which was implemented in September 2013.

Software services.

The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$85,459	$76,103	$9,356	12%
ATSS	7,808	7,305	503	7
Total software services revenue	$93,267	$83,408	$9,859	12%

Excluding the impact of acquisitions, software services increased 7% compared to 2012. The increase is attributable to growth in software license activity, as well as contract arrangements that included more programming and other services.

Maintenance.

The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$175,180	$155,290	$19,890	13%
ATSS	16,540	16,561	(21)	—
Total maintenance revenue	$191,720	$171,851	$19,869	12%

Excluding the impact of acquisitions, maintenance revenue grew 9% from 2012. This increase was mainly due to growth in our installed customer base from new software license sales, as well as maintenance rate increases.

Appraisal services.

The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
ESS	$—	$—	$—	—%
ATSS	20,825	22,543	(1,718)	(8)
Total appraisal services revenue	$20,825	$22,543	$(1,718)	(8)%

Appraisal services revenue declined 8% compared to 2012. The decline is mainly due to the completion in mid-2012, of a large contract in Pennsylvania.

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

Software licenses, royalties and acquired software. In 2013, our software license gross margin percentage increased compared to 2012 due to higher revenues from royalties. The margin also benefited from a product mix that included slightly more proprietary software revenues, which have a higher gross margin than third-party software.

Software services, maintenance and subscription-based services. In 2013, the software services, maintenance and subscriptions gross margin decreased compared to the prior year partly because we accelerated hiring in 2013 to ensure that we were well-positioned to deliver our backlog and anticipated new business. In addition, software services, maintenance and subscription-based services cost included initial startup costs related to the eFileTexas.gov contract. This contract began in September 2013, but we incurred initial startup costs in 2013 for which there were very limited related revenue.  Excluding the limited revenue and costs incurred in connection with implementing eFileTexas.gov in 2013, our software services, maintenance and subscription services gross margin would have been approximately 42.8%. Our implementation and support staff increased by 202 employees since 2012.  Most of these additions occurred mid-to late 2013.

Appraisal services. The appraisal services gross margin declined slightly compared to 2012. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally ends with the projects’ completion.

Our blended gross margin for 2013 increased 0.2% from 2012 mainly due to higher royalty revenue and also benefited from a product mix that included slightly higher proprietary software revenues than third-party software. Costs incurred related to our implementation of e-FileTexas.gov with minimal related revenues as well as increased hiring of implementation and support staff in order to expand our capacity to implement our contract backlog offset some of the positive impact of higher royalty and proprietary software revenue.

Selling, General and Administrative Expenses

The following table sets forth a comparison of our SG&A expenses for the following years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
Selling, general and administrative expenses	$98,289	$86,706	$11,583	13%

SG&A as a percentage of revenues was 23.6% in 2013 compared to 23.9% in 2012. Excluding costs from acquisitions, almost half of the SG&A expense increase is due to increased stock compensation expense resulting from increases in our stock price and higher payroll taxes associated with increased stock option exercise activity. Commission expense has also increased compared to the prior year periods due to higher sales.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2013	2012	$	%
Research and development expense	$23,269	$20,140	$3,129	16%

Our research and development expense increased $3.1 million in 2013 compared to 2012. In 2013, we did not have any research and development expense offsets earned under the terms of our agreement with Microsoft compared to $1.0 million in research and development expense offsets in 2012.

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

Other expense is primarily comprised of interest expense, non-usage and other fees associated with a revolving line of credit agreement. Interest expense was lower in 2013 than 2012 because we maintained higher debt levels in 2012 associated primarily with several acquisitions completed from October 2011 through November 2012.

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

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2014, we had cash and cash equivalents of $206.2 million compared to $78.9 million at December 31, 2013.  Cash and cash equivalents consist of cash on deposit with several domestic banks.  As of December 31, 2014, we had no outstanding borrowings and an outstanding letter of credit totaling $2.0 million.  We do not believe this letter of credit will be required to be drawn upon. We believe that cash from operating activities, cash on hand and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2014	2013	2012
Cash flows provided (used) by:
Operating activities	$123,437	$66,090	$58,668
Investing activities	(11,555)	(25,658)	(34,736)
Financing activities	15,409	32,038	(18,852)
Net increase in cash and cash equivalents	$127,291	$72,470	$5,080

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

In 2014, operating activities provided net cash of $123.4 million, primarily generated from net income of $58.9 million, non-cash depreciation and amortization charges of $14.6 million and non-cash share-based compensation expense of $14.8 million. Cash from operations also benefited from timing of payments on vendor invoices and income tax liabilities. In addition, deferred revenue balances were higher than 2013 mainly due to an increase in annual software maintenance billings as a result of growth in our installed customer base and growth in subscription-based arrangements.  These increases in liabilities were offset somewhat by higher accounts receivable balances from annual software maintenance billings and prepaid commissions on large contracts.

In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters.

At December 31, 2014, our days sales outstanding (“DSOs”) were 80 days compared to DSOs of 87 days at December 31, 2013. DSOs are calculated based on accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $11.6 million in 2014 compared to $25.7 million in 2013. In 2014, we completed the acquisition of SoftCode, Inc. for a purchase price of $3.5 million in cash, of which $325,000 was accrued at December 31, 2014, and 16,540 shares of Tyler common stock valued at $1.5 million. The remaining use of cash in 2014 was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings.  Investing activities in 2013 and 2012 included $20.3 million and $2.3 million, respectively, paid in connection with the construction of an office building in Plano, Texas. These expenditures were funded from cash generated from operations and cash on hand.

In 2012, we also purchased four companies for a combined cash purchase price of $25.7 million and paid $2.6 million, which was comprised of $1.7 million in cash and land and a building valued at $900,000 for an office building in Moraine, Ohio. These expenditures were funded from cash generated from operations, cash on hand and borrowings under a revolving credit line.

Financing activities in 2014 provided cash of $15.4 million compared to $32.0 million in 2013. Financing activities in 2014 were comprised of collections of $18.8 million from stock option exercises and contributions from the employee stock purchase plan and $19.4 million excess tax benefit from exercises of share-based arrangements.  These increases were offset somewhat by purchases of 294,000 shares of our common stock for an aggregate purchase price of $22.8 million.  Financing activities in 2013 were comprised of collections of $21.8 million from stock option exercises and employee stock purchase plan activity and $28.2 million excess tax benefit from exercises of share-based arrangements, offset partially by $18.0 million in net payments on our revolving line of credit.  Cash used in financing activities in 2012 was mainly comprised of $42.7 million in payments on our revolving line of credit offset by collections of $15.1 million from stock option exercises and contributions from the employee stock purchase plan and $8.8 million excess tax benefit from exercises of share-based arrangements.

The share repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011.  As of December 31, 2014, we had remaining authorization to repurchase up to 1.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

In 2014, we issued 855,000 shares of common stock and received $14.7 million in aggregate proceeds upon exercise of stock options. In 2013, we issued 1.4 million shares of common stock and received $18.3 million in aggregate proceeds upon exercise of stock options. In 2012, we issued 1.2 million shares of common stock and received $12.4 million in aggregate proceeds upon exercise of stock options. In 2014, 2013 and 2012, we received $4.1 million, $3.5 million, and $2.6 million, respectively, from contributions to the Tyler Technologies, Inc. Employee Stock Purchase Plan.

We did not replace our revolving credit line of $150.0 million that matured on August 11, 2014.

As of December 31, 2014, we had an outstanding $2.0 million letter of credit, issued by a bank in favor of one of our clients. The letter of credit guarantees our performance under a software contract and expires in 2015. We do not believe this letter of credit will be required to be drawn upon.

We paid income taxes, net of refunds received, of $10.2 million in 2014, $9.3 million in 2013, and $13.1 million in 2012. We experienced significant stock option exercise activity in 2014 that generated $19.4 million excess tax benefits. Excess tax benefits reduce tax payments but do not significantly reduce the effective tax rate and can result in limitations on other deductions.  In 2013 and 2012, excess tax benefits were $28.2 million and $8.8 million, respectively.

On February 4, 2015, we announced that our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX expires with the release of Dynamics AX 7. We do not anticipate continuing research and development commitment, although we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. We do not expect the expiration of this development commitment to materially impact operating results in 2015. We anticipate that license and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal settings.

Excluding acquisitions, we anticipate that 2015 capital spending will be between $13.5 million and $14.5 million. We expect the majority of this capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2015, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances and cash flows from operations.

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

Summarized in the table below are our obligations to make future payments under our long-term lease obligations at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Lease obligations	$5,437	$5,136	$4,459	$2,270	$1,680	$2,005	$20,987

As of December 31, 2014, we do not have any off-balance sheet arrangements, guarantees to third-parties or material purchase commitments, except for the operating lease commitments listed above.

CAPITALIZATION

At December 31, 2014, our capitalization consisted of no outstanding borrowings and $337.0 million of shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.  We have no outstanding debt at December 31, 2014 and we therefore are not subject to any interest risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework).  Based on our assessment, we concluded that, as of December 31, 2014,  Tyler’s internal control over financial reporting was effective based on those criteria.

Tyler’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.

Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

See the information under the following captions in Tyler’s definitive Proxy Statement, which is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.  Such incorporation by reference does not include the Compensation Discussion and Analysis, the Compensation Committee Report or the Audit Committee Report, which are included in the Proxy Statement.

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

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Three – Ratification of Our Independent Auditors for Fiscal Year 2015” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm	F-1

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	F-3

		Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4

		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012	F-5

		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial statement schedules:

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

TYLER TECHNOLOGIES, INC.
Date: February 18, 2015	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 18, 2015	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
Director
(principal executive officer)
Date: February 18, 2015	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board
Date: February 18, 2015	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief
Financial Officer
(principal financial officer)
Date: February 18, 2015	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer
(principal accounting officer)
Date: February 18, 2015	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director
Date: February 18, 2015	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director
Date: February 18, 2015	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director
Date: February 18, 2015	By:	/s/ J. Luther King
J. Luther King
Director
Date: February 18, 2015	By:	/s/ Dustin R. Womble
Dustin R. Womble Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria).  Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 18, 2015 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas

February 18, 2015

Tyler Technologies, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31

(In thousands, except per share amounts)

	2014	2013	2012
Revenues:
Software licenses and royalties	$49,065	$40,841	$33,928
Subscriptions	87,848	61,864	44,618
Software services	113,821	93,267	83,408
Maintenance	212,696	191,720	171,851
Appraisal services	21,802	20,825	22,543
Hardware and other	7,869	8,126	6,956
Total revenues	493,101	416,643	363,304

Cost of revenues:
Software licenses and royalties	1,900	2,377	1,983
Acquired software	1,858	2,078	1,888
Software services, maintenance and subscriptions	236,363	199,617	171,584
Appraisal services	14,284	13,809	14,889
Hardware and other	5,325	5,559	5,258
Total cost of revenues	259,730	223,440	195,602

Gross profit	233,371	193,203	167,702

Selling, general and administrative expenses	108,260	98,289	86,706
Research and development expense	25,743	23,269	20,140
Amortization of customer and trade name intangibles	4,546	4,517	4,279

Operating income	94,822	67,128	56,577

Other expense, net	355	1,309	2,709
Income before income taxes	94,467	65,819	53,868
Income tax provision	35,527	26,718	20,874
Net income	$58,940	$39,101	$32,994

Earnings per common share:
Basic	$1.79	$1.23	$1.09
Diluted	$1.66	$1.13	$1.00

Unrealized gains on investment securities available-for-sale	$—	$341	$134
Income tax benefit related to components of other comprehensive income	—	119	47
Other comprehensive income, net of tax	$—	$222	$87
Comprehensive income	$58,940	$39,323	$33,081

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$206,167	$78,876
Accounts receivable (less allowance for losses of $1,725 in 2014 and $1,113 in 2013)	112,660	106,570
Prepaid expenses	17,851	13,522
Income tax receivable	19	9,721
Other current assets	339	787
Deferred income taxes	9,674	7,759
Total current assets	346,710	217,235

Accounts receivable, long-term portion	1,761	588
Property and equipment, net	65,910	64,844
Other assets:
Goodwill	124,142	121,011
Other intangibles, net	34,722	38,986
Sundry and other	737	1,824
	$573,982	$444,488

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,119	$2,533
Accrued liabilities	39,508	32,839
Deferred revenue	189,212	156,738
Total current liabilities	232,839	192,110

Deferred income taxes	4,170	6,059

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2014 and 2013	481	481
Additional paid-in capital	201,389	182,176
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	261,150	202,210
Treasury stock, at cost; 14,678,782 and 15,309,940 shares in 2014 and 2013, respectively	(126,001)	(138,502)
Total shareholders' equity	336,973	246,319
	$573,982	$444,488

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2014, 2013 and 2012

(In thousands)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at December 31, 2011	48,148	$481	$152,859	$(355)	$130,115	(18,176)	$(204,990)	$78,110
Net income	—	—	—	—	32,994	—	—	32,994
Unrealized gain on investment securities, net of tax	—	—	—	87	—	—	—	87
Issuance of shares pursuant to stock compensation plan	—	—	(17,018)	—	—	1,218	29,461	12,443
Stock compensation	—	—	7,411	—	—	—	—	7,411
Issuance of shares pursuant to employee stock purchase plan	—	—	639	—	—	81	2,002	2,641
Federal income tax benefit related to exercise of stock options	—	—	8,798	—	—	—	—	8,798
Issuance of shares for acquisition	—	—	1,329	—	—	60	1,486	2,815
Balance at December 31, 2012	48,148	481	154,018	(268)	163,109	(16,817)	(172,041)	145,299
Net income	—	—	—	—	39,101	—	—	39,101
Unrealized gain on investment securities, net of tax	—	—	—	222	—	—	—	222
Issuance of shares pursuant to stock compensation plan	—	—	(13,742)	—	—	1,443	32,031	18,289
Stock compensation	—	—	11,653	—	—	—	—	11,653
Issuance of shares pursuant to employee stock purchase plan	—	—	2,034	—	—	64	1,508	3,542
Federal income tax benefit related to exercise of stock options	—	—	28,213	—	—	—	—	28,213
Balance at December 31, 2013	48,148	481	182,176	(46)	202,210	(15,310)	(138,502)	246,319
Net income	—	—	—	—	58,940	—	—	58,940
Issuance of shares pursuant to stock compensation plan	—	—	(17,449)	—	—	855	32,129	14,680
Stock compensation	—	—	14,819	—	—	—	—	14,819
Issuance of shares pursuant to employee stock purchase plan	—	—	2,235	—	—	53	1,909	4,144
Federal income tax benefit related to exercise of stock options	—	—	19,415	—	—	—	—	19,415
Treasury stock purchases	—	—	—	—	—	(294)	(22,817)	(22,817)
Issuance of shares for acquisition	—	—	193	—	—	17	1,280	1,473
Balance at December 31, 2014	48,148	$481	$201,389	$(46)	$261,150	(14,679)	$(126,001)	$336,973

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$58,940	$39,101	$32,994
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	14,605	13,786	12,711
Share-based compensation expense	14,819	11,653	7,411
Provision for losses - accounts receivable	1,897	729	961
Excess tax benefit from exercises of share-based arrangements	(19,402)	(28,207)	(8,764)
Deferred income tax benefit	(3,804)	(1,497)	(215)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(8,912)	(7,488)	(6,825)
Income tax receivable	29,117	18,898	7,791
Prepaid expenses and other current assets	(3,696)	(4,154)	110
Accounts payable	1,586	(574)	(369)
Accrued liabilities	6,326	7,655	(530)
Deferred revenue	31,961	16,188	13,393
Net cash provided by operating activities	123,437	66,090	58,668

Cash flows from investing activities:
Proceeds from sale of investments	808	1,090	75
Cost of acquisitions, net of cash acquired	(3,242)	(181)	(25,680)
Additions to property and equipment	(9,343)	(26,858)	(9,102)
Decrease (increase) in other	222	291	(29)
Net cash used by investing activities	(11,555)	(25,658)	(34,736)

Cash flows from financing activities:
Purchase of treasury shares	(22,817)	—	—
Contributions from employee stock purchase plan	4,144	3,542	2,641
Proceeds from exercise of stock options	14,680	18,289	12,443
Decrease in net borrowings on revolving line of credit	—	(18,000)	(42,700)
Excess tax benefit from exercises of share-based arrangements	19,402	28,207	8,764
Net cash provided (used) by financing activities	15,409	32,038	(18,852)

Net increase in cash and cash equivalents	127,291	72,470	5,080
Cash and cash equivalents at beginning of period	78,876	6,406	1,326
Cash and cash equivalents at end of period	$206,167	$78,876	$6,406

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on deposit with several domestic banks. Cash and cash equivalents are stated at cost, which approximates market value.

REVENUE RECOGNITION

We earn revenue from software licenses, royalties, subscription-based services, software services, post-contract customer support (“PCS” or “maintenance”), hardware, and appraisal services.

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

For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the relative fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third-parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to determine that we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method,” in compliance with ASC 985-605, Software Revenue Recognition. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.

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

We recognize royalty revenue when earned under the terms of our third-party royalty arrangements, provided the fees are considered fixed or determinable and realization of payment is probable. Currently, our third-party royalties are variable in nature and such amounts are not considered fixed or determinable until we receive notice of amounts earned. Typically, we receive notice of royalty revenues earned on a quarterly basis in the quarter immediately following the royalty reporting period.

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

For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. In cases where the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software, we recognize the license, professional services and hosting services revenues pursuant to ASC 985-605, Software Revenue Recognition.

For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements, using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third-party evidence, and if third-party evidence is unavailable, estimated selling price. We recognize hosting services ratably over the term of the arrangement, which range from one to 10 years but are typically for a period of three to six years. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once we have provided the customer access to the software and we may begin billing for hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

Electronic filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third-parties via our e-filing services and retrieval of filed documents via our access services. The elements for these arrangements are accounted for under ASC 605-25. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of sales as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect the statement of comprehensive income. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period.

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

RESEARCH AND DEVELOPMENT COSTS

We expensed research and development costs of $25.7 million during 2014, $23.3 million during 2013, and $20.1 million during 2012. We reduced our research and development expense by approximately $1.0 million in 2012, which was the amount earned under the terms of a strategic alliance with a development partner.

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

SHARE-BASED COMPENSATION

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 9 – “Share-Based Compensation” for further information.

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

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2014, did not result in an impairment charge.

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

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable from trade customers. Our cash and cash equivalents primarily consists of operating account balances, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2014 we had cash and cash equivalents of $206.2 million. We perform periodic evaluations of the credit standing of these financial institutions.

Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2014.

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

The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,113	$1,621	$990
Provisions for losses - accounts receivable	1,897	729	961
Deductions for accounts charged off or credits issued	(1,285)	(1,237)	(330)
Balance at end of year	$1,725	$1,113	$1,621

The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in a few cases, as long as five years, in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportional performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs subsequently and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; (4) some of our contracts provide for an amount to be withheld from a progress billing (generally between 5% and 20% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, we may grant extended payment terms generally to existing customers with whom we have a long-term relationship and favorable collection history.

In connection with this activity, we have recorded unbilled receivables of $14.8 million and $10.8 million at December 31, 2014 and 2013, respectively. We also have recorded retention receivables of $4.7 million and $2.6 million at December 31, 2014 and 2013, respectively, and these retentions become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.

INDEMNIFICATION

Most of our software license agreements indemnify our customers in the event that the software sold infringes upon the intellectual property rights of a third-party. These agreements typically provide that in such event we will either modify or replace the software so that it becomes non-infringing or procure for the customer the right to use the software. We have recorded no liability associated with these indemnifications, as we are not aware of any pending or threatened infringement actions that are possible losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.

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

2014

On August 29, 2014, we acquired all of the capital stock of SoftCode, Inc. (“SoftCode”), which develops and sells civil process management software, typically to county sheriff departments.  The purchase price, net of cash acquired of $71,000, was $3.5 million in cash, of which $325,000 was accrued at December 31, 2014, and 16,540 shares of Tyler common stock valued at $1.5 million, based on the stock price on the acquisition date.  In December 2014, we finalized the purchase price allocation, which resulted in additional goodwill of $125,000.  As a result, we acquired total tangible assets of approximately $301,000 and assumed liabilities of approximately $531,000.  We have recorded total goodwill of approximately $3.1 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $2.1 million. The $2.1 million of intangible assets is attributable to customer relationships, acquired software and trade name and will be amortized over a weighted average period of approximately eight years. We believe this transaction will broaden our courts and justice software solutions with a tracking and management solution for civil court documents. We believe that likely market participants for this transaction would be software companies with a presence in the courts and justice market. Therefore, the goodwill of $3.1 million arising from this acquisition is primarily attributable to our ability to integrate SoftCode software solutions with our existing portfolio and maximize the value of the customer base through Tyler’s Odyssey software suite that targets the courts and justice market and to a much lesser extent, the assembled workforce of SoftCode.  Our balance sheet as of December 31, 2014 reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of acquisition. The fair value of the assets and liabilities acquired are based on valuations using level three, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The operating results of this acquisition are included in our results of operations from the date of the acquisition.

2012

In November 2012, we acquired all of the capital stock of EnerGov Solutions, L.L.C. that develops and sells enterprise permitting, land management, licensing and regulatory software solutions to governmental agencies.  The purchase price, net of cash acquired of $15,000, was $10.5 million in cash and 60,000 shares of Tyler common stock valued at $2.8 million, based on the stock price on the acquisition date.

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

In January 2012, we acquired substantially all of the assets of Akanda Innovation, Inc., a provider of web-based solutions to the public sector, which are integrated, with our property tax software, for a total purchase price of $2.9 million.  The purchase price included certain liabilities we assumed of approximately $800,000, resulting in net cash paid to the sellers of $2.1 million, of which $900,000 was paid prior to December 31, 2011.

2015

On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal settings.

(3)	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2014	2013
Land	—	$7,736	$7,800
Building and leasehold improvements	5-39	51,309	50,523
Computer equipment and purchased software	3-5	34,058	27,071
Furniture and fixtures	5	11,812	10,834
Transportation equipment	5	238	241
		105,153	96,469
Accumulated depreciation and amortization		(39,243)	(31,625)
Property and equipment, net		$65,910	$64,844

Depreciation expense was $7.9 million during 2014, $6.4 million during 2013, and $5.6 million during 2012.

We own office buildings in Yarmouth, Maine; Lubbock and Plano, Texas; and Moraine, Ohio.  We lease some space in these buildings to third-party tenants.  These leases expire between 2015 and 2017 and are expected to provide rental income of approximately $685,000 during 2015, $319,000 during 2016, and $46,000 during 2017.  Rental income associated with third-party tenants was $945,000 in 2014, $704,000 in 2013, and $586,000 in 2012, and was included as a reduction of selling, general and administrative expenses.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets and related accumulated amortization consists of the following at December 31:

	2014	2013
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$61,325	$60,547
Acquired software	33,103	32,003
Trade name	3,331	3,109
Lease acquired	—	1,387
	97,759	97,046
Accumulated amortization	(63,037)	(58,060)
Total intangibles, net	$34,722	$38,986

Total amortization expense for intangibles was $6.4 million in 2014, $6.8 million in 2013, and $6.5 million during 2012.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$124,142	—	$—	$121,011	—	$—
Amortizable intangibles:
Customer related intangibles	61,325	15 years	33,194	60,547	15 years	28,864
Acquired software	33,103	5 years	28,441	32,003	5 years	26,584
Trade name	3,331	15 years	1,402	3,109	15 years	1,225
Lease acquired	—	—	—	1,387	5 years	1,387

The changes in the carrying amount of goodwill for the two years ended December 31, 2014 are as follows:

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Total
Balance as of December 31, 2012 and December 31, 2013	$114,454	$6,557	$121,011
Goodwill acquired during 2014 related to the purchase of SoftCode	3,131	—	3,131
Balance as of December 31, 2014	$117,585	$6,557	$124,142

Estimated annual amortization expense relating to acquisition intangibles, including acquired software for which the amortization expense is recorded as cost of revenues for the next five years is as follows:

2015	$6,430
2016	6,331
2017	5,353
2018	4,677
2019	3,248

(5)	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2014	2013
Accrued wages, bonuses and commissions	$30,977	$25,471
Other accrued liabilities	8,531	7,368
	$39,508	$32,839

(6)	REVOLVING LINE OF CREDIT

Our revolving line of credit matured on August 11, 2014 and we have not entered into any new credit agreements.

As of December 31, 2014, we had an outstanding $2.0 million letter of credit issued by a bank in favor of one of our clients. The letter of credit guarantees our performance under a software contract and expires in 2015.

(7)	INCOME TAX

The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$34,504	$25,625	$19,113
State	4,827	2,590	1,976
	39,331	28,215	21,089
Deferred	(3,804)	(1,497)	(215)
	$35,527	$26,718	$20,874

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2014	2013	2012
Federal income tax expense at statutory rate	$33,064	$23,037	$18,854
State income tax, net of federal income tax benefit	2,867	2,371	1,365
Non-deductible business expenses	1,485	1,110	1,087
Qualified manufacturing activities	(1,720)	—	(717)
Other, net	(169)	200	285
	$35,527	$26,718	$20,874

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2014	2013
Deferred income tax assets:
Operating expenses not currently deductible	$9,093	$7,360
Stock option and other employee benefit plans	9,815	7,089
Capital loss and credit carryforward	177	185
Property and equipment	46	149
Total deferred income tax assets	19,131	14,783
Deferred income tax liabilities:
Intangible assets	(13,424)	(12,910)
Other	(203)	(173)
Total deferred income tax liabilities	(13,627)	(13,083)
Net deferred income tax asset	$5,504	$1,700

In 2014, we utilized approximately $650,000 of net operating loss carryforwards for federal income tax reporting purposes.  The full amount of the net operating loss utilized was attributable to excess tax benefits related to share-based arrangements for which authoritative guidance prohibited the recognition of a deferred tax asset in 2013.  In 2014, this tax benefit was accounted for as an increase to shareholders’ equity and a reduction in income tax payable.  In total, we recognized approximately $19.4 million and $28.2 million of excess tax benefits related to share-based arrangements in 2014 and 2013, respectively, as a credit to shareholders’ equity and a reduction in income taxes payable.

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2014 and 2013 will be realized.  Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

No reserves for uncertain income tax positions have been recorded pursuant to ASC 740-10, Income Taxes.

The Internal Revenue Service (“IRS”) is examining our U.S. income tax return for the year 2012.  As of February 18, 2015, no significant adjustments have been proposed by the IRS.  We are unable to make a reasonable estimate as to when cash settlements, if any, will occur.

We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2011. We are no longer subject to state and local income tax examinations by tax authorities for the years before 2010.

We paid income taxes, net of refunds received, of $10.2 million in 2014, $9.3 million in 2013, and $13.1 million in 2012.

(8)	SHAREHOLDERS’ EQUITY

The following table details activity in our common stock:

	Years ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	855	$14,680	1,443	$18,289	1,218	$12,443
Purchases of common stock	(294)	(22,817)	—	—	—	—
Employee stock plan purchases	53	4,144	64	3,542	81	2,641
Shares issued for acquisition	17	1,473	—	—	60	2,815

As of February 18, 2015, we had authorization from our board of directors to repurchase up to 1.4 million additional shares of our common stock.

(9)	SHARE-BASED COMPENSATION

Share-Based Compensation Plan

We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of  10 years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.

As of December 31, 2014, there were 468,000 shares available for future grants under the plan from the 16.0 million shares previously approved by the stockholders.

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

Expected Dividend Yield. We have not paid any cash dividends on our common stock in more than ten years and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. We use historical data to estimate pre-vesting option forfeitures. We record share-based compensation only for those awards that are expected to vest.

The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2014	2013	2012
Expected life (in years)	6.0	6.4	6.7
Expected volatility	30.9%	32.4%	32.6%
Risk-free interest rate	1.8%	1.4%	1.0%
Expected forfeiture rate	3%	3%	3%

The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statements of comprehensive income:

	Years ended December 31,
	2014	2013	2012
Cost of software services, maintenance and subscriptions	$2,177	$1,509	$1,084
Selling, general and administrative expenses	12,642	10,144	6,327
Total share-based compensation expenses	14,819	11,653	7,411
Tax benefit	(4,237)	(3,363)	(2,040)
Net decrease in net income	$10,582	$8,290	$5,371

 Stock Option Activity

Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,059	$15.31
Granted	930	43.53
Exercised	(1,218)	10.22
Forfeited	(60)	28.07
Outstanding at December 31, 2012	5,711	20.86
Granted	1,453	67.08
Exercised	(1,443)	12.68
Forfeited	(1)	68.17
Outstanding at December 31, 2013	5,720	34.66
Granted	675	94.15
Exercised	(855)	17.17
Forfeited	(3)	37.44
Outstanding at December 31, 2014	5,537	44.61	7	$358,897
Exercisable at December 31, 2014	2,017	24.85	5	$170,633

We had unvested options to purchase 3.3 million shares with a weighted average grant date exercise price of $55.61 as of December 31, 2014 and unvested options to purchase 3.5 million shares with a weighted average grant date exercise price of $44.55 as of December 31, 2013. As of December 31, 2014, we had $55.3 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of four years.

Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2014	2013	2012
Weighted average grant-date fair value of stock options granted	$31.32	$23.27	$15.24
Total intrinsic value of stock options exercised	69,768	99,393	40,589

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2014, there were 940,000 shares available for future grants under the ESPP from the 2.0 million shares previously approved by the stockholders.

(10)	EARNINGS PER SHARE

Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2014	2013	2012
Numerator for basic and diluted earnings per share:
Net income	$58,940	$39,101	$32,994
Denominator:
Weighted-average basic common shares outstanding	33,011	31,891	30,327
Assumed conversion of dilutive securities:
Stock options	2,390	2,699	2,589
Denominator for diluted earnings per share - Adjusted weighted-average shares	35,401	34,590	32,916
Earnings per common share:
Basic	$1.79	$1.23	$1.09
Diluted	$1.66	$1.13	$1.00

Stock options representing the right to purchase common stock of 481,000 shares in 2014, 62,000 shares in 2013, and 463,000 shares in 2012 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Rent expense was approximately $6.7 million in 2014, $7.5 million in 2013, and $7.2 million in 2012, which included rent expense associated with related party lease agreements of $1.7 million in 2014, $1.7 million in 2013, and $1.7 million in 2012.

Future minimum lease payments under all non-cancelable leases at December 31, 2014 are as follows:

Years ending December 31,
2015	$5,437
2016	5,136
2017	4,459
2018	2,270
2019	1,680
Thereafter	2,005
$20,987

Included in future minimum lease payments are non-cancelable payments due to related parties of $1.7 million in 2015, $1.7 million in 2016 and $1.7 million in 2017.

(12)	EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements.  The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 3% of an employee’s compensation to the plan.  We made contributions to the plan and charged operating results $4.3 million during 2014, $3.8 million during 2013, and $3.3 million during 2012.

(13)	COMMITMENTS AND CONTINGENCIES

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(14)	SEGMENT AND RELATED INFORMATION

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local and state governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, and land and vital records management software solutions;
•	courts and justice software solutions; and
•	appraisal and tax software solutions and property appraisal services.

In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts and land and vital records management software solutions unit; and the courts and justice software solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software Solutions (“ESS”).  The ESS segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes.  The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities.  Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

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

ESS segment capital expenditures in 2013 and 2012 included $19.6 million, and $3.0 million, respectively for the construction of a new building and purchase of an existing building and land.  ATSS segment capital expenditures in 2012 included $2.6 million for the purchase of a building and land to support long-term growth.

As of the year ended December 31, 2014
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$46,047	$3,018	$—	$49,065
Subscriptions	84,322	3,526	—	87,848
Software services	104,146	9,675	—	113,821
Maintenance	195,881	16,815	—	212,696
Appraisal services	—	21,802	—	21,802
Hardware and other	5,398	11	2,460	7,869
Intercompany	2,812	—	(2,812)	—
Total revenues	$438,606	$54,847	$(352)	$493,101
Depreciation and amortization expense	11,140	866	2,599	14,605
Segment operating income	114,993	11,603	(25,370)	101,226
Capital expenditures	3,644	359	5,446	9,449
Segment assets	$170,369	$16,463	$387,150	$573,982

As of the year ended December 31, 2013
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$38,774	$2,067	$—	$40,841
Subscriptions	59,070	2,794	—	61,864
Software services	85,459	7,808	—	93,267
Maintenance	175,180	16,540	—	191,720
Appraisal services	—	20,825	—	20,825
Hardware and other	6,342	—	1,784	8,126
Intercompany	2,899	—	(2,899)	—
Total revenues	$367,724	$50,034	$(1,115)	$416,643
Depreciation and amortization expense	10,569	1,028	2,189	13,786
Segment operating income	85,045	9,428	(20,750)	73,723
Capital expenditures	22,457	250	3,438	26,145
Segment assets	$161,923	$16,244	$266,321	$444,488

As of the year ended December 31, 2012
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$32,060	$1,868	$—	$33,928
Subscriptions	43,319	1,299	—	44,618
Software services	76,103	7,305	—	83,408
Maintenance	155,290	16,561	—	171,851
Appraisal services	—	22,543	—	22,543
Hardware and other	5,297	—	1,659	6,956
Intercompany	2,249	—	(2,249)	—
Total revenues	$314,318	$49,576	$(590)	$363,304
Depreciation and amortization expense	9,929	958	1,824	12,711
Segment operating income	71,135	8,498	(16,889)	62,744
Capital expenditures	5,469	3,382	1,865	10,716
Segment assets	$134,160	$18,464	$186,042	$338,666

Reconciliation of reportable segment operating	Years Ended December 31,
income to the Company's consolidated totals:	2014	2013	2012
Total segment operating income	$101,226	$73,723	$62,744
Amortization of acquired software	(1,858)	(2,078)	(1,888)
Amortization of customer and trade name intangibles	(4,546)	(4,517)	(4,279)
Other expense, net	(355)	(1,309)	(2,709)
Income before income taxes	$94,467	$65,819	$53,868

(15)	QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table contains selected financial information from unaudited statements of income for each quarter of 2014 and 2013.

	Quarters Ended
	2014				2013
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$127,440	$128,664	$124,371	$112,626	$110,735	$107,021	$103,088	$95,799
Gross profit	60,491	61,792	58,558	52,530	52,767	49,549	47,042	43,845
Income before income taxes	24,760	26,698	23,406	19,603	19,062	17,572	15,053	14,132
Net income	15,317	17,000	14,740	11,883	10,512	11,049	9,047	8,493
Earnings per diluted share	0.43	0.48	0.42	0.33	0.30	0.32	0.26	0.25
Shares used in computing diluted earnings per share	35,661	35,284	35,161	35,500	35,348	34,764	34,290	33,948