Form 10-Q
period 2015-03-31
TYLER TECHNOLOGIES INC
filed 2015-04-22
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares of common stock of registrant outstanding on April 17, 2015 was 33,673,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Software licenses and royalties	$14,300	$11,232
Subscriptions	25,288	20,507
Software services	30,804	24,307
Maintenance	57,348	50,240
Appraisal services	6,089	4,851
Hardware and other	1,137	1,489
Total revenues	134,966	112,626

Cost of revenues:
Software licenses and royalties	553	531
Acquired software	456	481
Software services, maintenance and subscriptions	65,377	54,999
Appraisal services	4,135	3,311
Hardware and other	566	774
Total cost of revenues	71,087	60,096

Gross profit	63,879	52,530

Selling, general and administrative expenses	28,545	25,367
Research and development expense	7,004	6,172
Amortization of customer and trade name intangibles	1,152	1,129

Operating income	27,178	19,862

Other income (expense), net	181	(259)
Income before income taxes	27,359	19,603
Income tax provision	10,086	7,720
Net income	$17,273	$11,883

Earnings per common share:
Basic	$0.51	$0.36
Diluted	$0.48	$0.33

Comprehensive income	$17,273	$11,883

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$194,721	$206,167
Accounts receivable (less allowance for losses of $1,422 in 2015 and $1,725 in 2014)	105,790	112,660
Prepaid expenses	17,352	17,851
Other current assets	238	358
Deferred income taxes	9,674	9,674
Total current assets	327,775	346,710

Accounts receivable, long-term portion	311	1,761
Property and equipment, net	67,301	65,910
Other assets:
Goodwill	124,142	124,142
Other intangibles, net	33,115	34,722
Sundry and other	15,738	737
	$568,382	$573,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,373	$4,119
Accrued liabilities	22,759	39,508
Income tax payable	4,816	—
Deferred revenue	164,706	189,212
Total current liabilities	197,654	232,839

Deferred income taxes	4,340	4,170

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2015 and 2014	481	481
Additional paid-in capital	209,910	201,389
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	278,423	261,150
Treasury stock, at cost; 14,488,517 and 14,678,782 shares in 2015 and 2014, respectively	(122,380)	(126,001)
Total shareholders' equity	366,388	336,973
	$568,382	$573,982

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$17,273	$11,883
Adjustments to reconcile net income to cash (used) provided by operations:
Depreciation and amortization	3,713	3,656
Share-based compensation expense	4,258	3,462
Excess tax benefit from exercises of share-based arrangements	(3,558)	(2,158)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	8,320	24,298
Income taxes	8,394	7,695
Prepaid expenses and other current assets	763	(1,547)
Accounts payable	(328)	39
Accrued liabilities	(16,423)	(13,328)
Deferred revenue	(24,507)	(17,440)
Net cash (used) provided by operating activities	(2,095)	16,560

Cash flows from investing activities:
Investment in Record Holdings Pty Limited	(15,000)	—
Cost of acquisitions	(325)	—
Additions to property and equipment	(1,909)	(3,630)
Decrease in other	—	308
Net cash used by investing activities	(17,234)	(3,322)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,425	2,024
Contributions from employee stock purchase plan	900	849
Excess tax benefit from exercises of share-based arrangements	3,558	2,158
Net cash provided by financing activities	7,883	5,031

Net (decrease) increase in cash and cash equivalents	(11,446)	18,269
Cash and cash equivalents at beginning of period	206,167	78,876
Cash and cash equivalents at end of period	$194,721	$97,145

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim period. Balance sheet amounts are as of March 31, 2015 and December 31, 2014 and operating result amounts are for the three months ended March 31, 2015 and 2014, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2014. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited (“Record Holdings”), a privately held Australian company specializing in digitizing the spoken word in court and legal settings.  We do not believe we have the ability to significantly influence the day-to-day activities of Record Holdings and are accounting for this investment under the cost method.

(2) Shareholders’ Equity

The following table details activity in our common stock:

	Three months ended March 31,
	2015		2014
	Shares	Amount	Shares	Amount
Stock option exercises	180	$3,425	156	$2,024
Employee stock plan purchases	10	900	10	849

As of March 31, 2015, we had authorization from our board of directors to repurchase up to 1.4 million additional shares of Tyler common stock.

(3) Income Tax Provision

For the three months ended March 31, 2015, we had an effective income tax rate of 36.9% compared to an effective income tax rate of 39.4% for the three months ended months March 31, 2014. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state tax payments of $1.5 million during the three months ended March 31, 2015.  We did not make any federal or state income tax payments in the three months ended March 31, 2014.

(4) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended March 31,
	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$17,273	$11,883
Denominator:
Weighted-average basic common shares outstanding	33,562	32,916
Assumed conversion of dilutive securities:
Stock options	2,333	2,584
Denominator for diluted earnings per share - Adjusted weighted-average shares	35,895	35,500
Earnings per common share:
Basic	$0.51	$0.36
Diluted	$0.48	$0.33

For the three months ended March 31, 2015 and March 31, 2014, stock options representing the right to purchase common stock of approximately 648,000 shares and 302,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(5) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended March 31,
	2015	2014
Cost of software services, maintenance and subscriptions	$701	$513
Selling, general and administrative expenses	3,557	2,949
Total share-based compensation expenses	$4,258	$3,462

(6) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, and land and vital records management software solutions;
•	courts and justice software solutions; and
•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended March 31, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$12,327	$1,973	$—	$14,300
Subscriptions	24,309	979	—	25,288
Software services	29,168	1,636	—	30,804
Maintenance	53,014	4,334	—	57,348
Appraisal services	—	6,089	—	6,089
Hardware and other	1,138	—	(1)	1,137
Intercompany	926	—	(926)	—
Total revenues	$120,882	$15,011	$(927)	$134,966
Segment operating income	$32,254	$3,067	$(6,535)	$28,786

For the three months ended March 31, 2014
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$10,795	$437	$—	$11,232
Subscriptions	19,722	785	—	20,507
Software services	22,188	2,119	—	24,307
Maintenance	46,093	4,147	—	50,240
Appraisal services	—	4,851	—	4,851
Hardware and other	1,489	—	—	1,489
Intercompany	473	—	(473)	—
Total revenues	$100,760	$12,339	$(473)	$112,626
Segment operating income	$25,428	$1,831	$(5,787)	$21,472

Reconciliation of reportable segment operating	Three months ended March 31,
income to the Company's consolidated totals:	2015	2014
Total segment operating income	$28,786	$21,472
Amortization of acquired software	(456)	(481)
Amortization of customer and trade name intangibles	(1,152)	(1,129)
Other income (expense), net	181	(259)
Income before income taxes	$27,359	$19,603

(7) Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(8) New Accounting Pronouncements

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

On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new standard and will issue an exposure draft proposing the deferral, with a 30-day comment period.  The proposal would now require application of the new standard no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, under the proposal, public entities would be permitted to elect to early adopt the new standard as of the original effective date.  We currently expect to adopt the new standard in fiscal year 2018 in accordance with the revised effective date.

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

Our products generally automate five major functional areas: (1) financial management and education, (2) courts and justice,  (3) property appraisal and tax, (4) planning, regulatory and maintenance, and (5) land and vital records management.  We report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management; courts and justice processes; planning, regulatory and maintenance processes; and land and vital records management. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal settings.

Our total employee count increased to 2,934 at March 31, 2015 from 2,608 at March 31, 2014.

Outlook

We believe activity in the local government market has returned to normal, pre-recession levels. Although we expect to see some pressure on margin expansion in 2015 as we absorb onboarding costs associated with staffing additions in recent quarters, make some strategic incremental product investments, and continue to grow our SaaS and e-filing client bases, our expectation is that 2015 will be another year of very solid revenue and earnings growth.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2014.

ANALYSIS OF RESULTS OF OPERATIONS

Revenues

	Percent of Total Revenues
	First Quarter
	2015	2014
Revenues:
Software licenses and royalties	10.6%	10.0%
Subscriptions	18.7	18.2
Software services	22.8	21.6
Maintenance	42.5	44.6
Appraisal services	4.5	4.3
Hardware and other	0.9	1.3
Total revenues	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	0.7	0.9
Cost of software services, maintenance and subscriptions	48.4	48.8
Cost of appraisal services	3.1	3.0
Cost of hardware and other	0.4	0.7
Selling, general and administrative expenses	21.1	22.5
Research and development expense	5.2	5.5
Amortization of customer and trade name intangibles	1.0	1.0
Operating income	20.1	17.6
Other income (expense), net	0.1	(0.2)
Income before income taxes	20.2	17.4
Income tax provision	7.4	6.8
Net income	12.8%	10.6%

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
ESS	$12,327	$10,795	$1,532	14%
ATSS	1,973	437	1,536	351
Total software licenses and royalties revenue	$14,300	$11,232	$3,068	27%

Software license and royalty revenue for the three months ended March 31, 2015 was 27% higher than the comparable prior year period. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years.

Although the mix of new contracts between subscription-based and perpetual license arrangement may vary from quarter to quarter, our long-term software license growth rate continues to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new customer mix in the three months ended March 31, 2015 was approximately 72% selecting perpetual software license arrangements and approximately 28% selecting subscription-based arrangements compared to a customer mix in the three months ended March 31, 2014 of approximately 73% selecting perpetual software license arrangements and approximately 27% selecting subscription-based arrangements. 32 new customers entered into subscription-based arrangements for both the three months ended March 31, 2015 and March 31, 2014.

Subscriptions

The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
ESS	$24,309	$19,722	$4,587	23%
ATSS	979	785	194	25
Total subscriptions revenue	$25,288	$20,507	$4,781	23%

Subscriptions revenue primarily consists of revenue derived from SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. Revenue from e-filings are derived from transaction fees and fixed fee arrangements. The initial contract terms for SaaS arrangements are typically for periods of three to six years.

Subscriptions revenue grew 23% for the three months ending March 31, 2015 compared to the prior year period. E-filing services contributed approximately $1.7 million of the subscriptions revenue increase. Most of the e-filing revenue increase related to four statewide contracts, three of which implemented mandatory electronic filing near the end of 2014. New SaaS customers as well as existing customers who converted to our SaaS model provided the remainder of the subscriptions revenue increase. In the three months ending March 31, 2015, we added 32 new SaaS customers and 19 existing on-premises customers converted to our SaaS model. Since March 31, 2014, we have added 138 new SaaS customers and 63 existing on-premises customers converted to our SaaS model.

Software services

The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
ESS	$29,168	$22,188	$6,980	31%
ATSS	1,636	2,119	(483)	(23)
Total software services revenue	$30,804	$24,307	$6,497	27%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting customer data, training customer personnel, custom development activities and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Software services revenue grew 27% for the three months ended March 31, 2015, compared to the prior year period. This growth is mainly due to much higher revenue from proprietary software arrangements, as well as additions to our implementation and support staff, which increased our capacity to deliver backlog.

Maintenance

The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
ESS	$53,014	$46,093	$6,921	15%
ATSS	4,334	4,147	187	5
Total maintenance revenue	$57,348	$50,240	$7,108	14%

We provide maintenance and support services for our software products and third party software. Most of our clients who purchase our software license also contract with us for maintenance and support. Our software license revenue increased 20% in 2014 compared to 2013 and increased 27% for the three months ended March 31, 2015 compared to the prior year period. Maintenance revenue increased 14% for the three months ended March 31, 2015, compared to the prior year period, mainly due to growth in our installed customer base from new software license sales as well as maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
ESS	$—	$—	$—	—%
ATSS	6,089	4,851	1,238	26
Total appraisal services revenue	$6,089	$4,851	$1,238	26%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue benefitted by the addition of several new revaluation contracts in New York and the current appraisal cycle in Indiana, both of which began in mid-2014.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
Software licenses and royalties	$553	$531	$22	4%
Acquired software	456	481	(25)	(5)
Software services, maintenance and subscriptions	65,377	54,999	10,378	19
Appraisal services	4,135	3,311	824	25
Hardware and other	566	774	(208)	(27)
Total cost of revenues	$71,087	$60,096	$10,991	18%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
	2015	2014	Change
Software licenses, royalties and acquired software	92.9%	91.0%	1.9%
Software services, maintenance and subscriptions	42.4	42.1	0.3
Appraisal services	32.1	31.7	0.4
Hardware and other	50.2	48.0	2.2
Overall gross margin	47.3%	46.6%	0.7%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2015, our software licenses, royalties and acquired software gross margin percentage increased 1.9% compared to the prior year period due to much higher revenue from proprietary software arrangements.

Software services, maintenance and subscription services. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as implementation and on-going operation of SaaS and e-filing arrangements. For the three months ended March 31, 2015, the software services, maintenance and subscriptions gross margin percentage increased compared to the prior year period in part because costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of our support and maintenance staff and economies of scale. Price increases also resulted in slightly higher rates on certain services. The gross margin increase was offset somewhat by onboarding costs associated with accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Our implementation and support staff has grown by 262 employees since March 31, 2014.

Our blended gross margin increased 0.7% for the three months ended March 31, 2015, compared to the prior year period. This gross margin increase was mainly due to a product mix that included more software license revenue and subscription services revenue offset somewhat by expenses associated with increased hiring of implementation and development staff in order to expand our capacity to implement our contract backlog.

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

	First Quarter		Change
($ in thousands)	2015	2014	$	%
Selling, general and administrative expenses	$28,545	$25,367	$3,178	13%

SG&A as a percentage of revenues was 21.1% for the three months ended March 31, 2015, compared to 22.5% for the three months ended March 31, 2014. The SG&A expense increase was comprised of more commission expense as a result of higher sales, and compensation cost related to increased staff levels and improved results. We have added 19 employees to our sales and finance staff since March 31, 2014. In addition our stock compensation expense rose approximately $600,000 mainly due to a higher stock price over the last few years.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
Research and development expense	$7,004	$6,172	$832	13%

Research and development expense consist mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the on-going development efforts for Microsoft Dynamics AX. We expect that research and development expense in 2015 will increase at a lower rate than our revenue growth. On February 4, 2015, we announced that our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX expires with the release of Dynamics AX 7. We are currently discussing with Microsoft Corporation the possibility for additional research and development commitments beyond Dynamics AX 7.  If we cannot agree to terms of any future commitments we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. We further expect that license and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

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

	First Quarter		Change
($ in thousands)	2015	2014	$	%
Amortization of customer and trade name intangibles	$1,152	$1,129	$23	2%

Other Income (Expense), Net

The following table sets forth a comparison of our other income (expense), net for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
Other income (expense), net	$181	$(259)	$440	N/A

Other income (expense) is comprised of interest income from invested cash, as well as non-usage and other fees associated with our revolving credit agreement, which matured in August 2014 and was not replaced.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2015	2014	$	%
Income tax provision	$10,086	$7,720	$2,366	31%

Effective income tax rate	36.9%	39.4%

The effective income tax rates for the three months ended March 31, 2015 and 2014 were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. Our effective tax rate in the three months ended March 31, 2015, declined compared to the prior year period because we are currently estimating a higher qualified manufacturing activities deduction based on increased software licenses and subscriptions revenues. In the past few years our qualified manufacturing activities deduction was limited by excess tax benefits related to stock option exercises. Excess tax benefits reduce tax payments but can result in limitations on other deductions, including the qualified manufacturing activities deduction. It is possible our effective income tax rate could rise during the year if stock option exercises generate significant excess tax benefits. Excess tax benefits for the three months ended March 31, 2015, were $3.6 million and did not materially impact the tax rate.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2015, we had cash and cash equivalents of $194.7 million, compared to cash and cash equivalents of $206.2 million at December 31, 2014. As of March 31, 2015, we had no debt and an outstanding letter of credit totaling $2.0 million in connection with one contract. We do not believe this letter of credit will be required to be drawn upon. This letter of credit expires in mid-2015. We currently believe that cash on hand, cash from operating activities and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2015	2014
Cash flows (used) provided by:
Operating activities	$(2,095)	$16,560
Investing activities	(17,234)	(3,322)
Financing activities	7,883	5,031
Net (decrease) increase in cash and cash equivalents	$(11,446)	$18,269

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

For the three months ended March 31, 2015, operating activities used cash of $2.1 million. Operating activities that provided cash were primarily comprised of net income of $17.3 million, non-cash depreciation and amortization charges of $3.7 million and non-cash share-based compensation expense of $4.3 million. However, changes in operating assets and liabilities negatively impacted cash from operations due to several factors. Accounts receivable collections were lower than the comparable prior year period because several large receivables related to milestone billings were collected in the three months ended March 31, 2014. In addition, bonus payments were higher than the prior year period due to 2014 operating results and higher headcount. Tax payments in the three months ended March 31, 2015 were also $1.5 million higher than the prior year period due to timing of utilization of excess tax credits related to stock option exercises.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal billing cycles occur in the second and fourth quarters. However, we recorded a significant amount of new software license arrangements in 2014, which is a factor in maintenance growth. The related maintenance billings for these new arrangements were processed at various times throughout 2014, rather than on our normal maintenance billing cycles which slightly altered our typical deferred revenue cycle.

Our days sales outstanding (“DSO”) was 71 days at March 31, 2015, compared to 80 days at December 31, 2014 and 66 days at March 31, 2014. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $17.2 million in the three months ending March 31, 2015. On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal settings. The remaining use of cash related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. Investing activities in the three months ended March 31, 2014 used cash of $3.3 million, which was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures in support of internal growth. These expenditures were funded from cash generated from operations and cash on hand.

Financing activities provided cash of $7.9 million in the three months ended March 31, 2015 compared to $5.0 million for the same period for 2014. Financing activities in the three months ended March 31, 2015 were comprised of $4.3 million from stock option exercises and employee stock purchase plan activity and $3.6 million excess tax benefit from exercises of share-based arrangements. Financing activities in the three months ended March 31, 2014 were comprised of $2.9 million from stock option exercises and employee stock purchase plan activity and $2.2 million excess tax benefit from exercises of share-based arrangements.

At March 31, 2015, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock. There was no repurchase activity during the three months ended March 31, 2015. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

We made federal and state income tax payments of $1.5 million in the three months ended March 31, 2015. We did not make any federal or state income tax payments in the three months ended March 31, 2014.

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

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.  We have no outstanding debt at March 31, 2015 and we therefore are not subject to any interest risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2015, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: April 22, 2015