Form 10-Q
period 2015-06-30
TYLER TECHNOLOGIES INC
filed 2015-07-22
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares of common stock of registrant outstanding on July 17, 2015 was 33,864,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Software licenses and royalties	$14,586	$12,083	$28,886	$23,315
Subscriptions	26,949	20,934	52,237	41,441
Software services	34,563	30,128	65,367	54,435
Maintenance	59,463	51,951	116,811	102,191
Appraisal services	6,691	5,444	12,780	10,295
Hardware and other	4,043	3,831	5,180	5,320
Total revenues	146,295	124,371	281,261	236,997

Cost of revenues:
Software licenses and royalties	483	343	1,036	874
Acquired software	456	444	912	925
Software services, maintenance and subscriptions	69,678	58,274	135,055	113,273
Appraisal services	4,278	3,665	8,413	6,976
Hardware and other	3,147	3,087	3,713	3,861
Total cost of revenues	78,042	65,813	149,129	125,909

Gross profit	68,253	58,558	132,132	111,088

Selling, general and administrative expenses	30,396	27,419	58,941	52,786
Research and development expense	7,110	6,389	14,114	12,561
Amortization of customer and trade name intangibles	1,151	1,128	2,303	2,257

Operating income	29,596	23,622	56,774	43,484

Other income (expense), net	185	(216)	366	(475)
Income before income taxes	29,781	23,406	57,140	43,009
Income tax provision	10,945	8,666	21,031	16,386
Net income	$18,836	$14,740	$36,109	$26,623

Earnings per common share:
Basic	$0.56	$0.45	$1.07	$0.81
Diluted	$0.52	$0.42	$1.00	$0.75

Comprehensive income	$18,836	$14,740	$36,109	$26,623

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$204,103	$206,167
Accounts receivable (less allowance for losses of $1,361 in 2015 and $1,725 in 2014)	152,178	112,660
Prepaid expenses	18,979	17,851
Other current assets	10,590	358
Deferred income taxes	9,674	9,674
Total current assets	395,524	346,710

Accounts receivable, long-term portion	391	1,761
Property and equipment, net	67,908	65,910
Other assets:
Goodwill	131,960	124,142
Other intangibles, net	31,507	34,722
Cost method investment	15,000	—
Other non-current assets	3,744	737
	$646,034	$573,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,385	$4,119
Accrued liabilities	34,810	39,508
Deferred revenue	201,549	189,212
Total current liabilities	240,744	232,839

Deferred income taxes	4,673	4,170

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2015 and 2014	481	481
Additional paid-in capital	221,838	201,389
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	297,259	261,150
Treasury stock, at cost; 14,294,303 and 14,678,782 shares in 2015 and 2014, respectively	(118,915)	(126,001)
Total shareholders' equity	400,617	336,973
	$646,034	$573,982

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$36,109	$26,623
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	7,484	7,281
Share-based compensation expense	8,861	7,002
Excess tax benefit from exercises of share-based arrangements	(8,827)	(3,206)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(36,624)	(38,203)
Income taxes	2,735	7,746
Prepaid expenses and other current assets	(549)	(2,069)
Accounts payable	(371)	51
Accrued liabilities	(5,685)	(4,237)
Deferred revenue	11,680	27,840
Net cash provided by operating activities	14,813	28,828

Cash flows from investing activities:
Purchase of cost method investment	(15,000)	—
Purchase of held-to-maturity securities	(6,449)	—
Cost of acquisitions, net of cash acquired	(6,447)	—
Additions to property and equipment	(6,126)	(6,477)
(Increase) decrease in other	(9)	343
Net cash used by investing activities	(34,031)	(6,134)

Cash flows from financing activities:
Purchase of treasury shares	(645)	(22,815)
Proceeds from exercise of stock options	6,729	4,117
Contributions from employee stock purchase plan	2,243	2,014
Excess tax benefit from exercises of share-based arrangements	8,827	3,206
Net cash provided (used) by financing activities	17,154	(13,478)

Net (decrease) increase in cash and cash equivalents	(2,064)	9,216
Cash and cash equivalents at beginning of period	206,167	78,876
Cash and cash equivalents at end of period	$204,103	$88,092

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2015 and December 31, 2014 and operating result amounts are for the three months and six months ended June 30, 2015 and 2014, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2014. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Acquisitions

On May 29, 2015, we acquired all of the capital stock of Brazos Technology Corporation (“Brazos”), which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations.  The purchase price, net of cash acquired of $312,000 and including debt assumed of $733,000, was $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million. As of June 30, 2015, the purchase price allocation of Brazos is in process mainly due to completing the valuation of the acquired intangible assets. We currently expect to finalize the allocation of the purchase price in the next quarter. The impact of this acquisition on our operating results is not material.

(3) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.

In June 2015, we invested $6.4 million in investment grade corporate and municipal bonds with maturity dates ranging from 2015 through mid-2017. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair value of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in other current assets and other non-current assets.

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

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2015		2014
	Shares	Amount	Shares	Amount
Purchase of common stock	(5)	$(645)	(294)	$(22,815)
Stock option exercises	355	6,729	265	4,117
Employee stock plan purchases	23	2,243	26	2,014
Shares issued for acquisition	13	1,519	—	—

As of June 30, 2015, we had authorization from our board of directors to repurchase up to 1.4 million additional shares of Tyler common stock.

(5) Income Tax Provision

For the three months and six months ended June 30, 2015, we had an effective income tax rate of 36.8% compared to an effective income tax rate of 37.0% and 38.1% for the three and six months ended months June 30, 2014, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state tax payments of $18.3 million during the six months ended June 30, 2015 compared to $8.6 million in net payments for the same period in the prior year.

(6) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$18,836	$14,740	$36,109	$26,623
Denominator:
Weighted-average basic common shares outstanding	33,751	32,918	33,756	32,876
Assumed conversion of dilutive securities:
Stock options	2,346	2,243	2,340	2,413
Denominator for diluted earnings per share - Adjusted weighted-average shares	36,097	35,161	36,096	35,289
Earnings per common share:
Basic	$0.56	$0.45	$1.07	$0.81
Diluted	$0.52	$0.42	$1.00	$0.75

For the three and six months ended June 30, 2015, stock options representing the right to purchase common stock of approximately 492,000 shares and 570,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the three and six months ended June 30, 2014, stock options representing the right to purchase common stock of approximately 669,000 shares and 485,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(7) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of software services, maintenance and subscriptions	$746	$513	$1,447	$1,026
Selling, general and administrative expenses	3,857	3,026	7,414	5,976
Total share-based compensation expenses	$4,603	$3,539	$8,861	$7,002

(8) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, and land and vital records management software solutions;
•	courts and justice software solutions; and
•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended June 30, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$13,556	$1,030	$—	$14,586
Subscriptions	25,733	1,216	—	26,949
Software services	31,826	2,737	—	34,563
Maintenance	54,992	4,471	—	59,463
Appraisal services	—	6,691	—	6,691
Hardware and other	1,330	11	2,702	4,043
Intercompany	979	—	(979)	—
Total revenues	$128,416	$16,156	$1,723	$146,295
Segment operating income	$34,408	$3,903	$(7,108)	$31,203

For the six months ended June 30, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$25,883	$3,003	$—	$28,886
Subscriptions	50,042	2,195	—	52,237
Software services	60,994	4,373	—	65,367
Maintenance	108,007	8,804	—	116,811
Appraisal services	—	12,780	—	12,780
Hardware and other	2,468	11	2,701	5,180
Intercompany	1,905	—	(1,905)	—
Total revenues	$249,299	$31,166	$796	$281,261
Segment operating income	$66,660	$6,971	$(13,642)	$59,989

For the three months ended June 30, 2014
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$11,349	$734	$—	$12,083
Subscriptions	20,124	810	—	20,934
Software services	27,420	2,708	—	30,128
Maintenance	47,765	4,186	—	51,951
Appraisal services	—	5,444	—	5,444
Hardware and other	1,361	—	2,470	3,831
Intercompany	532	—	(532)	—
Total revenues	$108,551	$13,882	$1,938	$124,371
Segment operating income	$27,747	$2,934	$(5,487)	$25,194

For the six months ended June 30, 2014
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$22,145	$1,170	$—	$23,315
Subscriptions	39,846	1,595	—	41,441
Software services	49,607	4,828	—	54,435
Maintenance	93,858	8,333	—	102,191
Appraisal services	—	10,295	—	10,295
Hardware and other	2,850	—	2,470	5,320
Intercompany	1,005	—	(1,005)	—
Total revenues	$209,311	$26,221	$1,465	$236,997
Segment operating income	$53,175	$4,766	$(11,275)	$46,666

Reconciliation of reportable segment operating	Three months ended June 30,		Six months ended June 30,
income to the Company's consolidated totals:	2015	2014	2015	2014
Total segment operating income	$31,203	$25,194	$59,989	$46,666
Amortization of acquired software	(456)	(444)	(912)	(925)
Amortization of customer and trade name intangibles	(1,151)	(1,128)	(2,303)	(2,257)
Other income (expense), net	185	(216)	366	(475)
Income before income taxes	$29,781	$23,406	$57,140	$43,009

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

On May 29, 2015, we acquired all of the capital stock of Brazos Technology Corporation (“Brazos”), which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations. The purchase price was $6.1 million in cash, net of cash acquired of $312,000 and including $733,000 assumed debt, and 12,500 shares of Tyler common stock valued at $1.5 million, based on the stock price on the acquisition date.

Our total employee count increased to 3,068 at June 30, 2015 from 2,735 at June 30, 2014.  This increase included 51 employees added as the result of acquisitions.

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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Second Quarter		Six Months
	2015	2014	2015	2014
Revenues:
Software licenses and royalties	10.0%	9.7%	10.3%	9.8%
Subscriptions	18.4	16.8	18.6	17.5
Software services	23.6	24.2	23.2	23.0
Maintenance	40.6	41.8	41.5	43.1
Appraisal services	4.6	4.4	4.5	4.3
Hardware and other	2.8	3.1	1.9	2.3
Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	0.6	0.6	0.6	0.8
Cost of software services, maintenance and subscriptions	47.6	46.9	48.0	47.8
Cost of appraisal services	2.9	2.9	3.0	2.9
Cost of hardware and other	2.2	2.5	1.3	1.6
Selling, general and administrative expenses	20.8	22.0	21.0	22.3
Research and development expense	4.9	5.1	5.0	5.3
Amortization of customer and trade name intangibles	0.8	1.0	0.9	1.0
Operating income	20.2	19.0	20.2	18.3
Other income (expense), net	0.1	(0.2)	0.1	(0.2)
Income before income taxes	20.3	18.8	20.3	18.1
Income tax provision	7.5	6.9	7.5	6.9
Net income	12.8%	11.9%	12.8%	11.2%

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$13,556	$11,349	$2,207	19%	$25,883	$22,145	$3,738	17%
ATSS	1,030	734	296	40	3,003	1,170	1,833	157
Total software licenses and royalties revenue	$14,586	$12,083	$2,503	21%	$28,886	$23,315	$5,571	24%

Software license and royalty revenue for the three and six months ended June 30, 2015 grew 21% and 24% over the comparable prior year periods. In August 2014, we acquired a company, which provides civil process management, typically to county sheriff departments. In May 2015, we acquired a company which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations. The results of these two companies are included in our ESS segment from their respective dates of acquisition. Excluding the results of acquisitions, software license revenue increased 18% and 21% for the three and six months ended June 30, 2015, respectively. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years. In addition, royalties on sales of Microsoft Dynamics AX by other Microsoft partners increased approximately $640,000 and $830,000 for the three and six months ended June 30, 3015, respectively.

Although the mix of new contracts between subscription-based and perpetual license arrangement may vary from quarter to quarter and year-to-year, our longer-term software license growth rate continues to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. For the six months ended June 30, 2015, approximately 74% of our new customers selected perpetual software license arrangements and approximately 26% selected subscription-based arrangements compared to approximately 72% perpetual software license arrangements and approximately 28% subscription-based arrangements for the same period in 2014. 34 and 66 new customers entered into subscription-based agreements in the three and six months ended June 30, 2015, respectively compared to 44 and 76 new customers in the three and six months ended June 30, 2014, respectively.

Subscriptions

The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$25,733	$20,124	$5,609	28%	$50,042	$39,846	$10,196	26%
ATSS	1,216	810	406	50	2,195	1,595	600	38
Total subscriptions revenue	$26,949	$20,934	$6,015	29%	$52,237	$41,441	$10,796	26%

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

Subscriptions revenue grew 29% and 26% for the three and six months ending June 30, 2015, respectively, compared to the prior year periods. E-filing services contributed approximately $1.9 million and $3.6 million of the subscriptions revenue increase for the three and six months ended June 30, 2015, respectively. Most of the e-filing revenue increase related to four statewide contracts, three of which implemented mandatory electronic filing near the end of 2014. New SaaS customers as well as existing customers who converted to our SaaS model provided the remainder of the subscriptions revenue increase. In the three and six months ending June 30, 2015, we added 34 and 66 new SaaS customers, respectively, and 20 and 39 existing on-premises customers converted to our SaaS model, respectively. Since June 30, 2014, we have added 128 new SaaS customers and 62 existing on-premises customers converted to our SaaS model.

Software services

The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$31,826	$27,420	$4,406	16%	$60,994	$49,607	$11,387	23%
ATSS	2,737	2,708	29	1	4,373	4,828	(455)	(9)
Total software services revenue	$34,563	$30,128	$4,435	15%	$65,367	$54,435	$10,932	20%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting customer data, training customer personnel, custom development activities and consulting. New customers who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing customers also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue grew 14% and 19% for the three and six months ended June 30, 2015, respectively, compared to the prior year periods. This growth is mainly due to much higher revenue from proprietary software arrangements, as well as additions to our implementation and support staff, which increased our capacity to deliver backlog.

Maintenance

The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$54,992	$47,765	$7,227	15%	$108,007	$93,858	$14,149	15%
ATSS	4,471	4,186	285	7	8,804	8,333	471	6
Total maintenance revenue	$59,463	$51,951	$7,512	14%	$116,811	$102,191	$14,620	14%

We provide maintenance and support services for our software products and third party software. Most of our clients who purchase our software license also contract with us for maintenance and support. Maintenance revenue increased 14% for both the three and six months ended June 30, 2015, compared to the prior year periods, mainly due to growth in our installed customer base from new software license sales as well as maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	6,691	5,444	1,247	23	12,780	10,295	2,485	24
Total appraisal services revenue	$6,691	$5,444	$1,247	23%	$12,780	$10,295	$2,485	24%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue benefitted by the addition of several new revaluation contracts including Detroit and the current appraisal cycle in Indiana, both of which began in mid-2014.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Software licenses and royalties	$483	$343	$140	41%	$1,036	$874	$162	19%
Acquired software	456	444	12	3	912	925	(13)	(1)
Software services, maintenance and subscriptions	69,678	58,274	11,404	20	135,055	113,273	21,782	19
Appraisal services	4,278	3,665	613	17	8,413	6,976	1,437	21
Hardware and other	3,147	3,087	60	2	3,713	3,861	(148)	(4)
Total cost of revenues	$78,042	$65,813	$12,229	19%	$149,129	$125,909	$23,220	18%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months
	2015	2014	Change	2015	2014	Change
Software licenses, royalties and acquired software	93.6%	93.5%	0.1%	93.3%	92.3%	1.0%
Software services, maintenance and subscriptions	42.4	43.4	(1.0)	42.4	42.8	(0.4)
Appraisal services	36.1	32.7	3.4	34.2	32.2	2.0
Hardware and other	22.2	19.5	2.7	28.3	27.5	0.8
Overall gross margin	46.7%	47.1%	(0.4)%	47.0%	46.9%	0.1%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In both the three and six months ended June 30, 2015, our software licenses, royalties and acquired software gross margin percentage increased compared to the prior year periods due to much higher revenue from proprietary software arrangements.

Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of customer data, training customer personnel and support activities and various other services such as custom software development and on-going operation of SaaS and e-filing arrangements. For both the three and six months ended June 30, 2015, the software services, maintenance and subscriptions gross margin percentage declined compared to the prior year periods mainly due to onboarding costs associated with accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Excluding 39 employees added with acquisitions, our implementation and support staff has grown by 251 employees since June 30, 2014. The gross margin decline was somewhat offset in part because costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of our support and maintenance staff and economies of scale. Price increases also resulted in slightly higher rates on certain services.

Our blended gross margin declined 0.4% for the three months ended June 30, 2015 and increased 0.1% for the six months ended June 30, 2015, compared to the prior year periods. The gross margin for the three months ended June 30, 2015, was negatively impacted by expenses associated with increased hiring of implementation and development staff in order to expand our capacity to implement our contract backlog. The negative impact of these expenses was offset somewhat in the six months ended June 30, 2015 due to a revenue mix that included more software license revenue and subscriptions revenue than the prior year period.

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Selling, general and administrative expenses	$30,396	$27,419	$2,977	11%	$58,941	$52,786	$6,155	12%

SG&A as a percentage of revenues was 20.8% and 21.0% for the three and six months ended June 30, 2015, respectively, compared to 22.0% and 22.3% for the three and six months ended June 30, 2014, respectively. The SG&A expense increase is mainly due to compensation cost related to increased staff levels, higher stock compensation expense and more commission expense as a result of higher sales. Excluding 12 employees added with acquisitions, we have added 21 employees to our sales and finance staff since June 30, 2014. Our stock compensation expense rose $831,000 and $1.4 million for the three and six months ended June 30, 2015, respectively, mainly due to a higher stock price over the last few years.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Research and development expense	$7,110	$6,389	$721	11%	$14,114	$12,561	$1,553	12%

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

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Amortization of customer and trade name intangibles	$1,151	$1,128	$23	2%	$2,303	$2,257	$46	2%

Other Income (Expense), Net

The following table sets forth a comparison of our other income (expense), net for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Other income (expense), net	$185	$(216)	$401	N/A	$366	$(475)	$841	N/A

Other income (expense) is comprised of interest income from invested cash, as well as non-usage and other fees associated with our revolving credit agreement, which matured in August 2014 and was not replaced.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Income tax provision	$10,945	$8,666	$2,279	26%	$21,031	$16,386	$4,645	28%

Effective income tax rate	36.8%	37.0%			36.8%	38.1%

The effective income tax rates for the three and six months ended June 30, 2015 and 2014, were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. Our effective tax rate in 2015, declined compared to the prior year because we are currently estimating a higher qualified manufacturing activities deduction based on increased software licenses and subscriptions revenues. In the past few years our qualified manufacturing activities deduction was limited by excess tax benefits related to stock option exercises. Excess tax benefits reduce tax payments but can result in limitations on other deductions, including the qualified manufacturing activities deduction. It is possible our effective income tax rate could rise during the year if stock option exercises generate significant excess tax benefits. Excess tax benefits for the three and six months ended June 30, 2015, were $5.3 million and $8.8 million, respectively and did not materially impact the tax rate.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2015, we had cash and cash equivalents of $204.1 million compared to $206.2 million at December 31, 2014. We also had $6.4 million invested in investment grade corporate and municipal bonds as of June 30, 2015. These investments mature between 2015 and mid-2017 and we intend to hold these investments until maturity. As of June 30, 2015, we had no debt and an outstanding letter of credit totaling $1.5 million in connection with one contract. We do not believe this letter of credit will be required to be drawn upon. This letter of credit expires in mid-2016. We currently believe that cash on hand, cash from operating activities and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2015	2014
Cash flows (used) provided by:
Operating activities	$14,813	$28,828
Investing activities	(34,031)	(6,134)
Financing activities	17,154	(13,478)
Net (decrease) increase in cash and cash equivalents	$(2,064)	$9,216

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

For the six months ended June 30, 2015, operating activities provided cash of $14.8 million. Operating activities that provided cash were primarily comprised of net income of $36.1 million, non-cash depreciation and amortization charges of $7.5 million and non-cash share-based compensation expense of $8.9 million. However, changes in operating assets and liabilities negatively impacted cash from operations due to several factors. Working capital, excluding cash and investments, increased $37.7 million due mainly to higher accounts receivable because our maintenance billing cycle peaks in June. In addition, bonus payments were higher than the prior year period due to 2014 operating results and higher headcount. Tax payments in the six months ended June 30, 2015 were $9.7 million higher than the prior year period mainly due to timing of utilization of excess tax credits related to stock option exercises.

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

Our days sales outstanding (“DSO”) was 94 days at June 30, 2015, compared to 80 days at December 31, 2014 and 104 days at June 30, 2014. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $34.0 million in the six months ending June 30, 2015. On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal settings. In June 2015, we invested $6.4 million in investment grade corporate and municipal bonds maturing between 2015 and mid-2017.  On May 29, 2015, we paid $6.1 million in cash, net of cash acquired and including debt assumed, to acquire all of the capital stock of Brazos Technology Corporation, which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations.  The remaining use of cash related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. Investing activities in the six months ended June 30, 2014 used cash of $6.1 million, which was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures. These expenditures were funded from cash generated from operations and cash on hand.

Financing activities provided cash of $17.2 million in the six months ended June 30, 2015 compared to $13.5 million cash used for the same period for 2014. Financing activities in the six months ended June 30, 2015 were comprised of $9.0 million from stock option exercises and employee stock purchase plan activity and $8.8 million excess tax benefit from exercises of share-based arrangements. We also purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000 in the six months ended June 30, 2015.

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

At June 30, 2015, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock.  The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

We made federal and state income tax payments of $18.3 million in the six months ended June 30, 2015, compared to $8.6 million in net payments for the same period in the prior year.

Excluding acquisitions, we anticipate that 2015 capital spending will be between $13.5 million and $14.5 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2015, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software. Capital spending is expected to be funded from existing cash balances and cash flows provided by operations.

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

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.  We have no outstanding debt at June 30, 2015. In June 2015, we invested $6.4 million in investment grade corporate and municipal bonds which mature between 2015 and mid-2017.  Due to the short duration of these arrangements we do not believe we have any material interest rate risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2015, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Date: July 22, 2015