Form 10-Q
period 2015-09-30
TYLER TECHNOLOGIES INC
filed 2015-10-21
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares of common stock of registrant outstanding on October 16, 2015 was 33,939,000.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Software licenses and royalties	$15,690	$13,226	$44,576	$36,541
Subscriptions	29,036	22,694	81,273	64,135
Software services	36,398	31,159	101,765	85,594
Maintenance	61,018	54,713	177,829	156,904
Appraisal services	6,557	5,802	19,337	16,097
Hardware and other	2,146	1,070	7,326	6,390
Total revenues	150,845	128,664	432,106	365,661

Cost of revenues:
Software licenses and royalties	147	565	1,183	1,439
Acquired software	552	448	1,464	1,373
Software services, maintenance and subscriptions	72,764	61,428	207,819	174,701
Appraisal services	3,984	3,764	12,397	10,740
Hardware and other	1,565	667	5,278	4,528
Total cost of revenues	79,012	66,872	228,141	192,781

Gross profit	71,833	61,792	203,965	172,880

Selling, general and administrative expenses	31,869	27,344	90,810	80,130
Research and development expense	7,193	6,567	21,307	19,128
Amortization of customer and trade name intangibles	1,282	1,136	3,585	3,393

Operating income	31,489	26,745	88,263	70,229

Other income (expense), net	255	(47)	621	(522)
Income before income taxes	31,744	26,698	88,884	69,707
Income tax provision	11,602	9,698	32,633	26,084
Net income	$20,142	$17,000	$56,251	$43,623

Earnings per common share:
Basic	$0.59	$0.52	$1.66	$1.32
Diluted	$0.55	$0.48	$1.56	$1.23

Comprehensive income	$20,142	$17,000	$56,251	$43,623

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$238,614	$206,167
Accounts receivable (less allowance for losses of $1,499 in 2015 and $1,725 in 2014)	129,228	112,660
Short-term investments	9,124	—
Prepaid expenses	18,044	17,851
Other current assets	6,821	358
Deferred income taxes	9,674	9,674
Total current assets	411,505	346,710

Accounts receivable, long-term portion	1,072	1,761
Property and equipment, net	68,092	65,910
Other assets:
Goodwill	125,932	124,142
Other intangibles, net	35,701	34,722
Cost method investment	15,000	—
Non-current investments and other assets	21,080	737
	$678,382	$573,982

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,385	$4,119
Accrued liabilities	37,199	39,508
Deferred revenue	200,890	189,212
Total current liabilities	242,474	232,839

Deferred income taxes	4,813	4,170

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2015 and 2014	481	481
Additional paid-in capital	230,840	201,389
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	317,401	261,150
Treasury stock, at cost; 14,218,757 and 14,678,782 shares in 2015 and 2014, respectively	(117,581)	(126,001)
Total shareholders' equity	431,095	336,973
	$678,382	$573,982

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$56,251	$43,623
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	11,586	10,936
Share-based compensation expense	14,459	10,887
Excess tax benefit from exercises of share-based arrangements	(10,801)	(6,717)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(14,356)	(5,851)
Prepaid expenses and other current assets	717	(1,570)
Income taxes	4,754	16,182
Accounts payable	(369)	864
Accrued liabilities	(3,349)	(1,815)
Deferred revenue	11,021	28,592
Net cash provided by operating activities	69,913	95,131

Cash flows from investing activities:
Purchase of cost method investment	(15,000)	—
Purchase of held-to-maturity securities	(29,391)	—
Proceeds from sale of investments	—	808
Cost of acquisitions, net of cash acquired	(6,447)	(3,242)
Additions to property and equipment	(8,525)	(8,037)
Decrease in other	5	219
Net cash used by investing activities	(59,358)	(10,252)

Cash flows from financing activities:
Purchase of treasury shares	(645)	(22,817)
Proceeds from exercise of stock options	8,369	6,739
Contributions from employee stock purchase plan	3,367	3,037
Excess tax benefit from exercises of share-based arrangements	10,801	6,717
Net cash provided (used) by financing activities	21,892	(6,324)

Net increase in cash and cash equivalents	32,447	78,555
Cash and cash equivalents at beginning of period	206,167	78,876
Cash and cash equivalents at end of period	$238,614	$157,431

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2015 and December 31, 2014 and operating result amounts are for the three and nine months ended September 30, 2015 and 2014, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2014. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Acquisitions

On May 29, 2015, we acquired all of the capital stock of Brazos Technology Corporation (“Brazos”), which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations.  The purchase price, net of cash acquired of $312,000 and including debt assumed of $733,000, was $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million. As of September 30, 2015, the purchase price allocation of Brazos is in process mainly due to completing the valuation of the acquired intangible assets. We currently expect to finalize the allocation of the purchase price in the fourth quarter. The impact of this acquisition on our operating results is not material.

(3) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.

As of September 2015, we have $29.4 million in investment grade corporate and municipal bonds with maturity dates ranging from 2015 through mid-2017. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair value of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

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

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Nine months ended September 30,
	2015		2014
	Shares	Amount	Shares	Amount
Stock option exercises	420	$8,369	419	$6,739
Employee stock plan purchases	33	3,367	39	3,037
Shares issued for acquisitions	13	1,519	17	1,473
Purchase of common stock	(5)	(645)	(294)	(22,817)

As of September 30, 2015, we had authorization from our board of directors to repurchase up to 1.4 million additional shares of Tyler common stock.

(5) Income Tax Provision

For the three and nine months ended September 30, 2015, we had an effective income tax rate of 36.5% and 36.7%, respectively, compared to an effective income tax rate of 36.3% and 37.4% for the three and nine months ended months September 30, 2014, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs.

We made federal and state tax payments of $27.2 million during the nine months ended September 30, 2015 compared to $9.9 million for the same period in the prior year.

(6) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$20,142	$17,000	$56,251	$43,623
Denominator:
Weighted-average basic common shares outstanding	33,900	32,935	33,787	32,947
Assumed conversion of dilutive securities:
Stock options	2,449	2,349	2,376	2,392
Denominator for diluted earnings per share - Adjusted weighted-average shares	36,349	35,284	36,163	35,339
Earnings per common share:
Basic	$0.59	$0.52	$1.66	$1.32
Diluted	$0.55	$0.48	$1.56	$1.23

For the three and nine months ended September 30, 2015, stock options representing the right to purchase common stock of approximately 416,000 shares and 519,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the three and nine months ended September 30, 2014, stock options representing the right to purchase common stock of approximately 651,000 shares and 540,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(7) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of comprehensive income, pursuant to ASC 718, Stock Compensation:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of software services, maintenance and subscriptions	$902	$569	$2,349	$1,595
Selling, general and administrative expenses	4,696	3,316	12,110	9,292
Total share-based compensation expenses	$5,598	$3,885	$14,459	$10,887

(8) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, and land and vital records management software solutions;
•	courts and justice software solutions; and
•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended September 30, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$14,680	$1,010	$—	$15,690
Subscriptions	27,772	1,264	—	29,036
Software services	33,210	3,188	—	36,398
Maintenance	56,451	4,567	—	61,018
Appraisal services	—	6,557	—	6,557
Hardware and other	2,162	—	(16)	2,146
Intercompany	1,014	—	(1,014)	—
Total revenues	$135,289	$16,586	$(1,030)	$150,845
Segment operating income	$37,853	$4,420	$(8,950)	$33,323

For the nine months ended September 30, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$40,563	$4,013	$—	$44,576
Subscriptions	77,814	3,459	—	81,273
Software services	94,203	7,562	—	101,765
Maintenance	164,457	13,372	—	177,829
Appraisal services	—	19,337	—	19,337
Hardware and other	4,632	11	2,683	7,326
Intercompany	2,919	—	(2,919)	—
Total revenues	$384,588	$47,754	$(236)	$432,106
Segment operating income	$104,513	$11,391	$(22,592)	$93,312

For the three months ended September 30, 2014
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$12,192	$1,034	$—	$13,226
Subscriptions	21,725	969	—	22,694
Software services	28,398	2,761	—	31,159
Maintenance	50,486	4,227	—	54,713
Appraisal services	—	5,802	—	5,802
Hardware and other	1,079	—	(9)	1,070
Intercompany	629	—	(629)	—
Total revenues	$114,509	$14,793	$(638)	$128,664
Segment operating income	$31,797	$3,230	$(6,698)	$28,329

For the nine months ended September 30, 2014
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$34,336	$2,205	$—	$36,541
Subscriptions	61,571	2,564	—	64,135
Software services	78,006	7,588	—	85,594
Maintenance	144,344	12,560	—	156,904
Appraisal services	—	16,097	—	16,097
Hardware and other	3,929	—	2,461	6,390
Intercompany	1,634	—	(1,634)	—
Total revenues	$323,820	$41,014	$827	$365,661
Segment operating income	$84,972	$7,996	$(17,973)	$74,995

	Three months ended September 30,		Nine months ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2015	2014	2015	2014
Total segment operating income	$33,323	$28,329	$93,312	$74,995
Amortization of acquired software	(552)	(448)	(1,464)	(1,373)
Amortization of customer and trade name intangibles	(1,282)	(1,136)	(3,585)	(3,393)
Other income (expense), net	255	(47)	621	(522)
Income before income taxes	$31,744	$26,698	$88,884	$69,707

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

(11) Subsequent event

On September 30, 2015, we signed a definitive agreement (the “Merger Agreement”)  to acquire privately held New World Systems Corporation (“NWS”) for $670.0 million in cash and stock. NWS is a leading provider of public safety and financial solutions for local governments.

Under the terms of the agreement, we will acquire all of the equity in NWS for $360.0 million in cash and approximately 2.1 million shares of Tyler's common stock, representing approximately 5.9% of Tyler's outstanding common shares post transaction, subject to customary post-closing adjustments. The transaction is expected to close in the fourth quarter of 2015 and is subject to regulatory approval and customary closing conditions. The cash portion of the purchase price will be funded from cash on hand and proceeds from a new revolving credit facility. We expect to enter into a credit arrangement that will provide for a revolving credit line of $300.0 million and mature in five years.

The Merger Agreement may be terminated by each of Tyler and NWS under certain circumstances, including if the merger is not consummated by December 31, 2015. The Merger Agreement also provides for certain termination rights for both Tyler and NWS. Tyler may also terminate the Merger Agreement if it determines that it is unable to obtain sufficient debt financing, which when coupled with Tyler’s available cash would be sufficient to fund the cash portion of the merger consideration. If Tyler terminates the Merger Agreement in this limited circumstance, Tyler will be required to pay NWS a termination fee of $45.0 million.

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

On September 30, 2015, we signed a definitive agreement to acquire privately held New World Systems Corporation (“NWS”) for $670.0 million in cash and stock. This transaction is expected to close in the fourth quarter of 2015 and is subject to regulatory approval and customary closing conditions. Under the terms of the agreement, we will acquire all of the equity in NWS for $360.0 million in cash and approximately 2.1 million shares of Tyler's common stock, representing approximately 5.9% of Tyler's outstanding common shares post transaction, subject to customary post-closing adjustments. The cash portion of the purchase price will be funded from cash on hand and proceeds from a new revolving credit facility. In the fourth quarter of 2015, we expect to enter into a credit arrangement that will provide for a revolving credit line of $300.0 million and mature in five years.

Our total employee count increased to 3,075 at September 30, 2015 from 2,796 at September 30, 2014.  This increase includes 39 employees added as the result of acquisitions.

Outlook

We believe activity in the local government market has returned to normal, pre-recession levels. Although we are seeing some pressure on margin expansion in 2015 as we absorb onboarding costs associated with staffing additions in recent quarters, make some strategic incremental product investments, and continue to grow our SaaS and e-filing client bases, our expectation is that 2015 will be another year of very solid revenue and earnings growth.

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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Third Quarter		Nine Months
	2015	2014	2015	2014
Revenues:
Software licenses and royalties	10.4%	10.3%	10.3%	10.0%
Subscriptions	19.2	17.6	18.8	17.5
Software services	24.2	24.2	23.6	23.4
Maintenance	40.5	42.5	41.2	42.9
Appraisal services	4.3	4.5	4.5	4.4
Hardware and other	1.4	0.9	1.6	1.8
Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	0.6	0.8	0.6	0.8
Cost of software services, maintenance and subscriptions	48.2	47.7	48.1	47.8
Cost of appraisal services	2.6	2.9	2.9	2.9
Cost of hardware and other	1.0	0.5	1.2	1.2
Selling, general and administrative expenses	21.1	21.3	21.0	21.9
Research and development expense	4.8	5.1	4.9	5.2
Amortization of customer and trade name intangibles	0.8	0.9	0.8	1.0
Operating income	20.9	20.8	20.5	19.2
Other income (expense), net	—	—	—	(0.1)
Income before income taxes	20.9	20.8	20.5	19.1
Income tax provision	7.6	7.6	7.5	7.2
Net income	13.3%	13.2%	13.0%	11.9%

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$14,680	$12,192	$2,488	20%	$40,563	$34,336	$6,227	18%
ATSS	1,010	1,034	(24)	(2)	4,013	2,205	1,808	82
Total software licenses and royalties revenue	$15,690	$13,226	$2,464	19%	$44,576	$36,541	$8,035	22%

In August 2014, we acquired a company which provides civil process management, typically to county sheriff departments. In May 2015, we acquired a company which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations. The results of these two companies are included in our ESS segment from their respective dates of acquisition. Excluding the results of acquisitions, software license revenue increased 17% and 20% for the three and nine months ended September 30, 2015, respectively. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development in recent years. In addition, for the three and nine months ended September 30, 2015, add-on sales from our existing customer base increased approximately $800,000 and $1.4 million, respectively, for courts and justice related solutions that assist and support the transition to a paperless environment.  Royalties on sales of Microsoft Dynamics AX by other Microsoft partners increased approximately $110,000 and $937,000 for the three and nine months ended September 30, 2015, respectively.

Although the mix of new contracts between subscription-based and perpetual license arrangement may vary from quarter to quarter and year-to-year,  we expect our longer-term software license growth rate to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. For the nine months ended September 30, 2015, approximately 76% of our new clients selected perpetual software license arrangements and approximately 24% selected subscription-based arrangements compared to approximately 71% perpetual software license arrangements and approximately 29% subscription-based arrangements for the same period in 2014. 35 and 101 new clients entered into subscription-based agreements in the three and nine months ended September 30, 2015, respectively, compared to 38  and 114 new clients in the three and nine months ended September 30, 2014, respectively.

Subscriptions

The following table sets forth a comparison of our subscriptions revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$27,772	$21,725	$6,047	28%	$77,814	$61,571	$16,243	26%
ATSS	1,264	969	295	30	3,459	2,564	895	35
Total subscriptions revenue	$29,036	$22,694	$6,342	28%	$81,273	$64,135	$17,138	27%

Subscriptions revenue primarily consists of revenue derived from SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. Revenue from e-filings are derived from transaction fees and fixed fee arrangements. The initial contract terms for SaaS arrangements are typically for periods of three to seven years.

Subscriptions revenue grew 28% and 27% for the three and nine months ending September 30, 2015, respectively, compared to the prior year periods. E-filing services contributed approximately $2.3 million and $5.9 million of the subscriptions revenue increase for the three and nine months ended September 30, 2015, respectively. Most of the e-filing revenue increase related to several statewide contracts, three of which implemented mandatory electronic filing near the end of 2014. New SaaS clients as well as existing clients who converted to our SaaS model provided the remainder of the subscriptions revenue increase. In the three and nine months ending September 30, 2015, we added 35 and 101 new SaaS clients, respectively, and 18 and 57 existing on-premises clients converted to our

SaaS model, respectively. Since September 30, 2014, we have added 125 new SaaS clients and 69 existing on-premises clients have converted to our SaaS model.

Software services

The following table sets forth a comparison of our software services revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$33,210	$28,398	$4,812	17%	$94,203	$78,006	$16,197	21%
ATSS	3,188	2,761	427	15	7,562	7,588	(26)	—
Total software services revenue	$36,398	$31,159	$5,239	17%	$101,765	$85,594	$16,171	19%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue grew 16% and 18% for the three and nine months ended September 30, 2015, respectively, compared to the prior year periods. This growth is mainly due to much higher revenue from proprietary software arrangements, as well as additions to our implementation and support staff, which increased our capacity to deliver backlog.

Maintenance

The following table sets forth a comparison of our maintenance revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$56,451	$50,486	$5,965	12%	$164,457	$144,344	$20,113	14%
ATSS	4,567	4,227	340	8	13,372	12,560	812	6
Total maintenance revenue	$61,018	$54,713	$6,305	12%	$177,829	$156,904	$20,925	13%

We provide maintenance and support services for our software products and third party software. Most of our clients who purchase our software license also contract with us for maintenance and support. Excluding the results of acquisitions, maintenance revenue increased 10% and 12%, respectively, for the three and nine months ended September 30, 2015, compared to the prior year periods, mainly due to growth in our installed customer base from new software license sales as well as maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal services revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	6,557	5,802	755	13	19,337	16,097	3,240	20
Total appraisal services revenue	$6,557	$5,802	$755	13%	$19,337	$16,097	$3,240	20%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue benefitted from the addition of several new revaluation contracts including the City of Detroit and the current appraisal cycle in Indiana, both of which began in mid-2014.  In mid-2015, Franklin County, Ohio began a full reappraisal cycle, which also contributed to appraisal services revenue.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Software licenses and royalties	$147	$565	$(418)	(74)%	$1,183	$1,439	$(256)	(18)%
Acquired software	552	448	104	23	1,464	1,373	91	7
Software services, maintenance and subscriptions	72,764	61,428	11,336	18	207,819	174,701	33,118	19
Appraisal services	3,984	3,764	220	6	12,397	10,740	1,657	15
Hardware and other	1,565	667	898	135	5,278	4,528	750	17
Total cost of revenues	$79,012	$66,872	$12,140	18%	$228,141	$192,781	$35,360	18%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter			Nine Months
	2015	2014	Change	2015	2014	Change
Software licenses, royalties and acquired software	95.5%	92.3%	3.2%	94.1%	92.3%	1.8%
Software services, maintenance and subscriptions	42.5	43.4	(0.9)	42.4	43.0	(0.6)
Appraisal services	39.2	35.1	4.1	35.9	33.3	2.6
Hardware and other	27.1	37.7	(10.6)	28.0	29.1	(1.1)
Overall gross margin	47.6%	48.0%	(0.4)%	47.2%	47.3%	(0.1)%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In both the three and nine months ended September 30, 2015, our software licenses, royalties and acquired software gross margin percentage increased compared to the prior year periods due to much higher revenue from proprietary software arrangements.

Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. For both the three and nine months ended September 30, 2015, the software services, maintenance and subscriptions gross margin percentage declined compared to the prior year periods mainly due to onboarding costs associated with accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Excluding 31 employees added with acquisitions, our implementation and support staff has grown by 204 employees since September 30, 2014. The gross margin decline was somewhat offset in part because costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of our support and maintenance staff and economies of scale. Price increases also resulted in slightly higher rates on certain services.

For the three months ended September 30, 2015, our blended gross margin was negatively impacted by expenses associated with increased hiring of implementation and development staff in order to expand our capacity to implement our contract backlog. Our blended gross margin for the nine months ended September 30, 2015, declined 0.1% as the negative impact of these expenses was offset somewhat by a revenue mix that included more software license revenue and subscriptions revenue than the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing costs.

The following table sets forth a comparison of our SG&A expenses for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Selling, general and administrative expenses	$31,869	$27,344	$4,525	17%	$90,810	$80,130	$10,680	13%

SG&A as a percentage of revenues was 21.1% and 21.0% for the three and nine months ended September 30, 2015, respectively, compared to 21.3% and 21.9% for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, SG&A expense includes $342,000 of costs related to the proposed NWS acquisition. The remaining SG&A expense increase is mainly due to compensation cost related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. Excluding eight employees added with acquisitions, we have added 15 employees to our sales and finance staff since September 30, 2014. Our stock compensation expense rose $1.4 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, mainly due to a higher stock price over the last few years.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Research and development expense	$7,193	$6,567	$626	10%	$21,307	$19,128	$2,179	11%

Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. We expect that research and development expense in 2015 will increase at a lower rate than our revenue growth. In February 2015, we announced that our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX expires with the release of Dynamics AX 7. We are currently discussing with Microsoft Corporation the possibility of additional research and development beyond Dynamics AX 7.  If we cannot agree to terms of any future commitments we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. We further expect that license and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

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

The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Amortization of customer and trade name intangibles	$1,282	$1,136	$146	13%	$3,585	$3,393	$192	6%

Other Income (Expense), Net

The following table sets forth a comparison of our other income (expense), net for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Other income (expense), net	$255	$(47)	$302	N/A	$621	$(522)	$1,143	N/A

Other income (expense) is comprised of interest income from invested cash, as well as non-usage and other fees associated with our revolving credit agreement, which matured in August 2014 and was not replaced.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2015	2014	$	%	2015	2014	$	%
Income tax provision	$11,602	$9,698	$1,904	20%	$32,633	$26,084	$6,549	25%

Effective income tax rate	36.5%	36.3%			36.7%	37.4%

The effective income tax rates for the three and nine months ended September 30, 2015 and 2014, were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, and non-deductible meals and entertainment costs. Our effective tax rate for the nine months ended September 30, 2015, declined compared to the prior year because we are currently estimating a higher qualified manufacturing activities deduction based on increased software licenses and subscriptions revenues.

In the past few years a relatively high amount of excess tax benefits related to stock option exercises have resulted in a reduction in our qualified manufacturing activities deduction.  The qualified manufacturing activities deduction can be limited to a certain level of taxable income on the tax return.  Therefore any significant items that reduce taxable income, such as excess tax benefits on stock options, can reduce the amount of the qualified manufacturing activities deduction.  It is possible that significant excess tax benefits related to stock option exercises for the remainder of the year could reduce the qualified manufacturing activities deduction.  A reduction in the qualified manufacturing activities deduction could result in a higher effective tax rate.  The excess tax benefits for the three and nine months ended September 30, 2015, were $2.0 million and $10.8 million, respectively, and did not materially impact the tax rate.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2015, we had cash and cash equivalents of $238.6 million compared to $206.2 million at December 31, 2014. We also had $29.4 million invested in investment grade corporate and municipal bonds as of September 30, 2015. These investments mature between 2015 and mid-2017 and we intend to hold these investments until maturity. As of September 30, 2015, we had no debt and an outstanding letter of credit totaling $1.5 million in connection with one contract. We do not believe this letter of credit will be required to be drawn upon. This letter of credit expires in mid-2016. We currently believe that cash on hand, cash from operating activities and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2015	2014
Cash flows provided (used) by:
Operating activities	$69,913	$95,131
Investing activities	(59,358)	(10,252)
Financing activities	21,892	(6,324)
Net increase in cash and cash equivalents	$32,447	$78,555

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, public and private issuances of debt or equity securities. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. Excluding acquisitions, we currently believe that cash provided by operating activities, cash on hand and access to the credit markets are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.

For the nine months ended September 30, 2015, operating activities provided cash of $69.9 million. Operating activities that provided cash were primarily comprised of net income of $56.3 million, non-cash depreciation and amortization charges of $11.6 million and non-cash share-based compensation expense of $14.5 million. However, changes in operating assets and liabilities negatively impacted cash from operations due to several factors. Working capital, excluding cash and investments, increased $12.4 million partly due to annual maintenance and subscription billings as well as milestone billings for several contracts. In addition, bonus payments were higher than the prior year period due to 2014 operating results and higher headcount. Tax payments in the nine months ended September 30, 2015 were $17.3 million higher than the prior year period mainly due to timing of utilization of excess tax credits related to stock option exercises and higher taxable income.  These increases were offset somewhat by growth in deferred maintenance revenue.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal billing cycles occur in the second and fourth quarters. However, we recorded a significant amount of new software license arrangements in 2014, which is a factor in maintenance growth. The related maintenance billings for these new arrangements were processed at various times throughout 2014, rather than on our normal maintenance billing cycles which slightly altered our typical deferred revenue cycle.  In addition, subscription renewals are billed throughout the year.

Our days sales outstanding (“DSO”) was 77 days at September 30, 2015, compared to 80 days at December 31, 2014 and 78 days at September 30, 2014. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $59.4 million in the nine months ending September 30, 2015. On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited. We also invested $29.4 million in investment grade corporate and municipal bonds maturing between 2015 and mid-2017.  On May 29, 2015, we paid $6.1 million in cash, net of cash acquired and including debt assumed, to acquire all of the capital stock of Brazos.  The remaining use of cash was for capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings.

Investing activities in the nine months ended September 30, 2014 used cash of $10.3 million.  In August 2014, we completed the acquisition of SoftCode, Inc. and paid approximately $3.2 million, net of cash acquired.  The remaining use of cash was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures in support of our internal growth, particularly of with respect to growth in our cloud-based offerings.

These expenditures were funded from cash generated from operations and cash on hand.

Financing activities provided cash of $21.9 million in the nine months ended September 30, 2015 compared to $6.3 million cash used for the same period for 2014. Financing activities in the nine months ended September 30, 2015 were comprised of $11.7 million from stock option exercises and employee stock purchase plan activity and $10.8 million excess tax benefit from exercises of share-based arrangements. We also purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000 in the nine months ended September 30, 2015.

Cash used in financing activities in the nine months ended September 30, 2014 was primarily comprised of purchases of treasury shares, net of proceeds from stock option exercises and contribution from our employee stock purchase plan. We purchased approximately 294,000 shares of our common stock for an aggregate purchase price of $22.8 million and collected $9.8 million from stock option exercises and employee stock purchase plan activity and $6.7 million excess tax benefit from exercises of share-based arrangements.

At September 30, 2015, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock.  The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

We made federal and state income tax payments of $27.2 million in the nine months ended September 30, 2015, compared to $9.9 million in for the same period in the prior year.

On September 30, 2015, we signed a definitive agreement (the “Merger Agreement”) to acquire privately held NWS for $670.0 million in cash and stock.  This transaction is expected to close in the fourth quarter of 2015 and is subject to regulatory approval and customary closing conditions.  Under the terms of the agreement, we will acquire all of the equity in NWS for $360.0 million in cash and approximately 2.1 million shares of Tyler's common stock, representing approximately 5.9% of Tyler's outstanding common shares post transaction, subject to customary post-closing adjustments. The cash portion of the purchase price will be funded from cash on hand and proceeds from a new revolving credit facility. In the fourth quarter of 2015, we expect to enter into a credit arrangement that will provide for a revolving credit line of $300.0 million and mature in five years.

The Merger Agreement may be terminated by each of Tyler and NWS under certain circumstances, including if the merger is not consummated by December 31, 2015. The Merger Agreement also provides for certain termination rights for both Tyler and NWS. Tyler may also terminate the Merger Agreement if it determines that it is unable to obtain sufficient debt financing, which when coupled with Tyler’s available cash would be sufficient to fund the cash portion of the merger consideration. If Tyler terminates the Merger Agreement in this limited circumstance, Tyler will be required to pay NWS a termination fee of $45.0 million.

Excluding acquisitions, we anticipate that 2015 capital spending will be between $14.0 million and $15.0 million. We expect the majority of our capital expenditures will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2015, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software. Capital spending is expected to be funded from existing cash balances and cash flows provided by operations.

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

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.  We have no outstanding debt at September 30, 2015 and $29.4 million in investment grade corporate and municipal bonds which mature between 2015 and mid-2017.  Due to the short duration of these arrangements we do not believe we have any material interest rate risk.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2015, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit 3.3	Amended and Restated By-Laws of Tyler Corporation, dated October 20, 2015

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Definition Linkbase Document

Exhibit 101	Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)

Date: October 21, 2015