Form 10-K
period 2015-12-31
TYLER TECHNOLOGIES INC
filed 2016-02-24
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,228,484,000 based on the reported last sale price of common stock on June 30, 2015, which is the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on February 22, 2016 was 36,572,000.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 11, 2016.

TYLER TECHNOLOGIES, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

DESCRIPTION OF BUSINESS

Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other local government entities. Most of our clients have our software installed in-house. For clients who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which utilize the Tyler private cloud. We provide professional IT services to our clients, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing client support services to ensure product performance and reliability, which provides us with long-term client relationships and a significant base of recurring maintenance revenue. In addition, we provide electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents.

Tyler was founded in 1966. Prior to 1998, we operated as a diversified industrial conglomerate, with operations in various industrial, retail and distribution businesses, all of which have been divested. In 1997, we embarked on a multi-phase growth plan focused on serving the specialized information management needs of local governments nationwide. We entered the local government IT market through a series of strategic acquisitions in 1998 and 1999.

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

Gartner, Inc., a leading information technology research and advisory company, estimates that state and local government application and vertical specific software spending will grow from $11.6 billion in 2016 to $14.0 billion in 2019. The professional services and support segments of the market are expected to expand from $32.4 billion in 2016 to $35.6 billion in 2019. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $2.1 billion in 2016 to $2.6 billion in 2019 while professional services and support are expected to grow from $2.3 billion in 2016 to $2.6 billion in 2019.

PRODUCTS AND SERVICES

We provide a comprehensive and flexible suite of products and services that addresses the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from five primary sources:

•sales of software licenses and royalties;

•subscription-based arrangements;

•software services;

•maintenance and support; and

•appraisal services.

We design, develop, market and support a broad range of software solutions to serve mission-critical “back-office” functions of local governments. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software solutions and services are generally grouped in six major areas:

•Financial Management and Education;

•Courts and Justice;

•Public Safety:

•Property Appraisal and Tax;

•Planning, Regulatory and Maintenance; and

•Land and Vital Records Management.

Each of our core software systems consists of several fully integrated applications. For clients who acquire software for use in-house, we generally license our systems under standard perpetual license agreements that provide the client with a fully paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financial management and education and property appraisal and tax, we offer multiple solutions designed to meet the needs of different sized governments.

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

Public Safety

Our public safety software is a fully unified and comprehensive solution for law enforcement, fire and EMS, including 911 / computer aided dispatch (“CAD”), records management, mobile computing, corrections management, Web-based information sharing and decision support. The modules are fully integrated, working off of a common database and providing full functionality between modules, reducing data entry. The software provides fast, efficient dispatching, and quick access to records, reports and actionable information from an agency’s database.

Our 911 / CAD solutions provide real-time, critical response dispatch functions in either single- or multi-jurisdictional environments. When integrated with our records management software, a vital link exists between dispatch and the most comprehensive records database available. Within seconds, the dispatch operator and the officer in the field can access critical information, such as prior incidents and outstanding warrants, increasing officer knowledge and safety. The solutions offer strong geographic information systems integration to help dispatchers quickly locate and send the best response during an emergency. Tyler’s 911 / CAD solutions dramatically improve performance, response time and unit safety.

Our records management solutions for law enforcement and fire track statistical, operational, investigative and management data for inquiry and reporting. The systems create an efficient case processing workflow and help solve crimes with an accessible database that maintains central files on people, places, property, vehicles and criminal activity. Tyler’s public safety records management solutions enable easy access to information and simplify reporting.

Our mobile computing solutions for law enforcement and fire provide instant access to local, state, regional and federal databases via mobile devices. Officers and firefighters can experience the benefits of obtaining critical, real-time information in the field, while saving time by preparing reports directly in their vehicles.

Our jail management systems document and manage information that meets the requirements of a modern jail facility. This includes the booking and housing of persons in custody, supervising defendants on a pre-trial release, maintaining offenders sentenced to local incarceration and billing other agencies for housing inmates. Searching, reporting and tracking features are integrated, allowing reliable, up-to-date access to current arrest and incarceration data, including digital mug shots. Our systems also provide warrant checks for visitors or book-ins, inmate classification and risk assessment, commissary, property and medical processing, automation of statistics, and state and federal reporting.

Our civil processing solutions manage civil process needs from document receipt through service, payment process and final closeout. We also have a mobile electronic citation solution through which law enforcement officers can easily enter citation information in a mobile device, which is automatically uploaded into the court or public safety records management systems, rather than hand-writing citations that must be re-entered into the systems.

We significantly expanded our presence in the public safety market with our acquisition of New World Systems Corporation in November 2015.

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

Planning, Regulatory and Maintenance

Our planning, regulatory and maintenance software solutions are designed for public sector agencies such as community development, planning, building, code enforcement, tax and revenues, public works, transportation, land control, environmental, fire safety, storm water management, regulatory controls and engineering.  These solutions help public sector agencies better manage their day-to-day business functions while streamlining and automating the many aspects of their land management, permitting and planning systems.  Our mobile solutions extend automation to the field and Web access brings online services to citizens 24 hours a day, 365 days a year.

Land and Vital Records Management

We also offer a number of specialized software applications designed to help local governments enhance and automate operations involving records and document management. These systems record, scan and index information for the many documents maintained by local governments, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). These applications include fully integrated imaging systems with batch and scan processing capabilities and fully integrated receipting and cashiering systems, as well as, Web-enabled public access.

Our content management solutions allow state and local governments and school districts to capture, deliver, manage and archive electronic information. These solutions streamline the flow of digital information throughout the organization to increase efficiency by transforming paper forms and documents into electronic images that drive key business processes.

Subscription-Based Services

Subscription-based revenue is primarily derived from our SaaS arrangements, which utilize the Tyler private cloud, as well as our transaction based offerings such as e-filing solutions.

We are able to provide the majority of our software products through our SaaS model. The clients who choose this model typically do not wish to maintain, update and operate these systems or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to 10 years, but are typically contracted for initial periods of three to seven years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services. In certain arrangements, the client may also acquire a license to the software.

As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are included in subscription-based revenues and are derived from transaction fees and in some cases fixed fee arrangements.

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

Both in connection with the installation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training can be provided in our training centers, onsite at clients’ locations, or at meetings and conferences and can be customized to meet clients’ requirements. The vast majority of our clients contract with us for training services, both to improve their employees’ proficiency and productivity and to fully utilize the functionality of our systems. Training services are generally billed on an hourly or daily basis, along with travel and other expenses.

Maintenance and Support

Following the implementation of our software systems, we provide ongoing software support services to assist our clients in operating the systems and to periodically update the software. Support is provided to clients over the phone or via the Web through help desks staffed by our client support representatives. For more complicated issues, our staff, with the client’s permission, can log on to clients’ systems remotely. We maintain our clients’ software largely through releases that contain improvements and incremental additions of features and functionality, along with updates necessary because of legislative or regulatory changes.

Virtually all of our software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can generally be increased on renewal and may also increase as new license fees increase. Maintenance and support fees are generally paid annually in advance. Most maintenance contracts automatically renew unless the client or Tyler gives notice of termination prior to expiration. Similar support is provided to our SaaS clients and is included in their subscription fees, which are classified as subscription-based revenues.

Appraisal Services

We are the nation’s largest provider of property appraisal outsourcing services for local government taxing authorities. These services include:

•the physical inspection of commercial and residential properties;

•data collection and processing;

•sophisticated computer analyses for property valuation;

•preparation of tax rolls;

•community education regarding the assessment process; and

•arbitration between taxpayers and the assessing jurisdiction.

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

STRATEGY

Our objective is to grow our revenue and earnings organically, supplemented by focused strategic acquisitions. The key components of our business strategy are to:

•Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to clients our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.

•Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. In 2010, we began providing e-filing for courts and law offices, which simplifies the filing and management of court related documents. We believe revenue from e-filing solutions will continue to grow over time as more local and state governments mandate electronic document filings. We also offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills via the Internet. We believe that the addition of such features enhances the market appeal of our core products. We have also broadened our offerings of consulting and business process reengineering services. In November

2015, we significantly expanded our presence in the public safety software market through the acquisition of New World Systems Corporation.

•Expand our client base. We seek to establish long-term relationships with new clients primarily through our sales and marketing efforts. While we currently have clients in all 50 states, Canada, the Caribbean, the United Kingdom, and other international locations, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve increasing success in selling to larger clients. We also expect to expand our presence in international markets by leveraging our leadership position in the United States through the disciplined pursuit of selected opportunities in other countries.

•Expand our existing client relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing clients do not fully utilize. Add-on sales to existing clients typically involve lower sales and marketing expenses than sales to new clients.

•Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $357.5 million, or 60% of total revenues, in 2015. We have historically experienced very low customer turnover (approximately 3% annually) and recurring revenues continue to grow as the installed customer base increases. In addition, subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $31.2 million in 2011 to $111.9 million in 2015.

•Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a large client base to create economies of scale, enabling us to provide value-added products and services to our clients while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that can be leveraged to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.

•Attract and retain highly qualified employees. We believe that the depth and quality of our operations management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.

•Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following:

•new products and services to complement our existing offerings;

•entry into new markets related to local governments; and

•new clients and/or geographic expansion.

•Establish strategic alliances. In January 2007, we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance, we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement has broadened the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality was released to the market in August 2011 and is being sold in the United States and internationally through Microsoft’s distribution channels. Tyler is also an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and we are selling the solutions directly into the government market. Tyler receives license and maintenance royalties on direct and indirect public-sector sales worldwide of the solutions co-developed under this multi-year term relationship.

Our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX expires with the release of Dynamics AX 7, which is expected to occur in the first quarter of 2016. We are currently discussing with Microsoft Corporation the possibility of additional research and development beyond Dynamics AX 7. If we cannot agree to terms of any future commitments, we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. License and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

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

Clients consist primarily of county and municipal agencies, school districts and other local government offices. In counties, clients include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, clients include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, although some complex implementations may span multiple years, with annually renewing maintenance and support update agreements thereafter. Although either the client or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. Contracts for appraisal outsourcing services are generally one to three years in duration. During 2015, approximately 42% of our revenue was attributable to ongoing support and maintenance agreements.

COMPETITION

We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Infor Lawson, SAP AG, FIS (SunGard), Thomson Reuters Corporation, and Constellation Software, Inc. In addition, we sometimes compete with consulting and systems integration firms, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which requires us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us.

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

BACKLOG

At December 31, 2015, our estimated revenue backlog was approximately $844.5 million, compared to $702.0 million at December 31, 2014. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $476.3 million, or 56%, of the backlog is expected to be recognized during 2016.

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

EMPLOYEES

At December 31, 2015, we had 3,586 employees. Appraisal outsourcing projects are cyclical in nature and can be widely dispersed geographically. We often hire temporary employees to assist in these projects whose term of employment generally ends with the project’s completion. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

INTERNET WEBSITE AND AVAILABILITY OF PUBLIC FILINGS

We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an Internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of this site is http://www.sec.gov.

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

ITEM 1A.RISK FACTORS.

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

Risks Associated with Our Software Products

Cyber-attacks and security vulnerabilities can disrupt our business and harm our competitive position.

Threats to IT security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our clients and our IT. They may develop and deploy malicious software to attack our products and services and gain access to our networks and data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats.

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

It is possible that our clients may elect to not renew maintenance contracts for our software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications that we provide on a hosted or cloud basis). This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third-parties, including our competitors, which could adversely affect our business.

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

Risks Associated with Selling Products and Services into the Public Sector Marketplace

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

•long and complex sales cycles;

•	contract payments at times being subject to achieving implementation milestones, and we may have differences with clients as to whether milestones have been achieved;

•political resistance to the concept of contracting with third-parties to provide IT solutions;

•legislative changes affecting local government’s authority to contract with third-parties;

•varying bid procedures and internal processes for bid acceptance; and

•various other political factors, including changes in governmental administrations and personnel.

Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

A prolonged economic slowdown could harm our operations.

A prolonged economic slowdown or recession could reduce demand for our software products and services. Local and state governments may face financial pressures that could in turn affect our growth rate and profitability in the future. There is no assurance that local and state spending levels will be unaffected by declining or stagnant general economic conditions, and if budget shortfalls occur, they may negatively impact local and state IT spending and could adversely affect our business.

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

We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete based on a number of factors, including:

•the attractiveness of our “evergreen” business strategy;

•the breadth, depth, and quality of our product and service offerings;

•the ability to modify our offerings to accommodate particular clients’ needs;

•technological innovation;

•name recognition;

•price; and

•our financial strength and stability.

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

Some of our contracts are on a fixed-priced basis, which can lead to various risks, including:

•the failure to accurately estimate the resources and time required for an engagement;

•the failure to effectively manage our clients’ expectations regarding the scope of services delivered for a fixed fee; and

•the failure to timely and satisfactorily complete fixed-price engagements within budget.

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

We have in the past had to, and may in the future be required to, defer revenue recognition for software license fees due to several factors, including whether:

•license agreements include applications that are under development or other undelivered elements;

•

client contracts require the delivery of services considered essential to the functionality of the software, including significant modifications, customization, or complex interfaces, that could delay product delivery or acceptance;

•the transaction involves acceptance criteria;

•the transaction involves contingent payment terms or fees;

•we are required to accept a fixed-fee services contract; or

•we are required to provide extended payment terms.

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

Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including the following:

•prospective clients’ contracting decisions are often made in the last few weeks of a quarter;

•the size of license transactions can vary significantly;

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

•we may have to defer revenues under our revenue recognition policies; and

•

clients may elect subscription-based arrangements, which result in lower software license revenues in the initial year as compared to traditional, on-premise software license arrangements, but generate higher overall subscription-based revenues over the term of the contract.

In each fiscal quarter, our expense levels, operating costs, and hiring plans are based to some extent on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results. Also, if actual revenues or earnings for any given quarter fall below expectations, it may lead to a decline in our stock price.

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

The market price of our common stock may be volatile. Examples of factors that may significantly impact our stock price include:

•actual or anticipated fluctuations in our operating results;

•announcements of technological innovations, new products, or new contracts by us or our competitors;

•developments with respect to patents, copyrights, or other proprietary rights;

•conditions and trends in the software and other technology industries;

•adoption of new accounting standards affecting the software industry;

•changes in financial estimates by securities analysts; and

•general market conditions and other factors.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks and may in the future adversely affect the market price of our stock. Sometimes, securities class action litigation is filed following periods of volatility in the market price of a particular company’s securities. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon our financial performance.

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

A material portion of our historical growth has resulted from strategic acquisitions. Although our focus is on internal growth, we will continue to identify and pursue strategic acquisitions with suitable candidates. These transactions involve significant challenges and risks, including the transaction does not advance our business strategy, we get no satisfactory return on our investment, we have difficulty integrating business systems and technology, we have difficulty retaining or integrating new employees, the transactions distract management from our other businesses, we acquire unforeseen liabilities, and other unanticipated events. Our future success will depend, in part, on our ability to successfully integrate future acquisitions into our operations. It may take longer than expected to realize the full benefits of these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may be ultimately smaller than we expected. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions will be accomplished on favorable terms or will result in profitable operations.

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

We occupy approximately 871,000 square feet of office space, of which 541,000 square feet is in office facilities we own.  We own or lease offices for our major operations in Arizona, Colorado, Georgia, Iowa, Maine, Michigan, Montana, New York, Ohio, Texas and Washington.

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

Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2015, we had approximately 1,585 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 1,585 beneficial owners of our common stock.

The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2014:	First Quarter	$107.99	$81.54
	Second Quarter	91.69	74.37
	Third Quarter	97.53	84.70
	Fourth Quarter	115.37	86.05

2015:	First Quarter	$125.84	$103.18
	Second Quarter	133.54	118.05
	Third Quarter	152.91	127.25
	Fourth Quarter	184.01	150.00
2016:	First Quarter (through February 22, 2016)	$172.50	$120.16

We did not pay any cash dividends in 2015 or 2014. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.

The following table summarizes certain information related to our stock option plan and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2015	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2015)
Plan Category
Equity compensation plans approved by security shareholders:
Stock option plan	5,163,593	$64.43	3,722,321
Employee stock purchase plan	8,354	148.17	898,564
Equity compensation plans not approved by security shareholders	—	—	—
	5,171,947	$64.57	4,620,885

As of December 31, 2015, we had authorization to repurchase up to 1.4 million additional shares of Tyler common stock. During 2015, we purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000. A summary of the repurchase activity during 2015 is as follows:

Period	Total number of shares repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	—	$—	1,406,000
Three months ended June 30	5,400	119.50	1,400,600
Three months ended September 30	—	—	1,400,600
Three months ended December 31	—	—	1,400,600
	5,400

The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

Subsequent to December 31, 2015 and through February 22, 2016, we purchased approximately 241,000 shares of our common stock for an aggregate cash purchase price of $31.3 million.

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

The following table compares total Shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2010. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Tyler Technologies, Inc.	100	145.04	233.33	491.96	527.17	839.69
S&P 500 Stock Index	100	102.11	118.45	156.82	178.29	180.75
S&P 600 Information Technology Index	100	95.98	107.52	155.80	176.51	184.72

ITEM 6.	SELECTED FINANCIAL DATA.

(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
Revenues	$591,022	$493,101	$416,643	$363,304	$309,391
Cost and expenses:
Cost of revenues (a)	313,835	259,730	223,440	195,602	167,479
Selling, general and administrative expenses (a)	133,317	108,260	98,289	86,706	75,650
Research and development expense	29,922	25,743	23,269	20,140	16,414
Amortization of customer and trade name (a) intangibles	5,905	4,546	4,517	4,279	3,331
Operating income	108,043	94,822	67,128	56,577	46,517
Other income (expenses), net	381	(355)	(1,309)	(2,709)	(2,404)
Income before income taxes	108,424	94,467	65,819	53,868	44,113
Income tax provision	43,555	35,527	26,718	20,874	16,556
Net income	64,869	58,940	39,101	32,994	27,557
Net earnings per diluted share	$1.77	$1.66	$1.13	$1.00	$0.83
Weighted average diluted shares	36,552	35,401	34,590	32,916	33,154
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$89,013	$123,437	$66,090	$58,668	$56,435
Cash flows used by investing activities	(398,459)	(11,555)	(25,658)	(34,736)	(28,809)
Cash flows provided (used) by financing activities	136,366	15,409	32,038	(18,852)	(28,414)
BALANCE SHEET DATA:
Total assets	$1,356,570	$569,812	$444,488	$338,666	$295,391
Revolving line of credit	66,000	—	—	18,000	60,700
Shareholders' equity	858,857	336,973	246,319	145,299	78,110

(a) On November 16, 2015, we completed the acquisition of NWS.  Our operating results include the results of NWS from the date of acquisition and include expenses of approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other services necessary to complete the acquisition, as well as $3.5 million of amortization expense related to NWS acquisition intangibles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (2) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (3) our ability to successfully achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (4) material portions of our business require the Internet infrastructure to be adequately maintained; (5) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (6) general economic, political and market conditions; (7) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (8) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (9) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (10) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.

OVERVIEW

General

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilizes the Tyler private cloud, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and in some cases fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.

Our products generally automate six major functional areas: (1) financial management and education, (2) courts and justice,  (3) public safety (4) property appraisal and tax, (5) planning, regulatory and maintenance, and (6) land and vital records management.  We report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management; courts and justice processes; public safety; planning, regulatory and maintenance; and land and vital records management. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

Total organic revenues increased 17% in 2015 compared to 2014.

On November 16, 2015, we acquired all of the capital stock of New World Systems Corporation (“NWS”), which provides public safety and financial solutions for local governments.  The purchase price, net of cash acquired of $22.5 million, was $337.5 million in cash, of which $4.0 million was accrued at December 31, 2015, and 2.1 million shares of Tyler common stock valued at $362.8 million.

On May 29, 2015, we acquired all of the capital stock of Brazos Technology Corporation (“Brazos”), which provides mobile hand held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations.  The purchase price, net of cash acquired and including debt assumed, was $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million.

The operating results of NWS and Brazos are included with the operating results of the Enterprise Software Solutions segment since their respective dates of acquisition.

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:

•

Revenues – We derive our revenues from five primary sources: sale of software licenses and royalties; subscription-based arrangements; software services; maintenance and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 60% of our revenue in 2015. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver to our business, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2015, based on our number of customers, turnover was approximately 3%.

•

Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2015, our total employee count increased to 3,586 from 2,856 at December 31, 2014. This increase includes 513 employees added as a result of acquisitions completed in 2015.

•

Selling, General and Administrative (“SG&A”) Expenses – The primary components of SG&A expenses are administrative and sales personnel salaries and commissions, share-based compensation expense, marketing expense, rent and professional fees. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases when the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues. In 2015, SG&A expenses include approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete the NWS acquisition.

•

Liquidity and Cash Flows – The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and discretionary purchases of treasury stock. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from clients in advance of revenue being earned. In recent years, we have also received significant amounts of cash from employees exercising stock options and contributing to our Employee Stock Purchase Plan.

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

On August 12, 2015, the FASB voted for a one-year deferral of the effective date of the new standard and now requires application of the new standard no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. However, under the proposal, public entities would be permitted to elect to early adopt the new standard as of the original effective date.  We currently expect to adopt the new standard in fiscal year 2018 in accordance with the revised effective date.

Outlook

Activity in the local government software market continues to be good, and with the inclusion of NWS, our backlog at December 31, 2015 reached $844.5 million, a 20% increase from last year. With our strong financial position and cash flow, we plan to accelerate our investment in product development with expected research and development expense of approximately $47.0 million. We believe that increasing the investment in our products will better position us to continue to expand our competitive position in the public sector software market over the long term.

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

Intangible Assets and Goodwill. Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including software, customer related intangibles, trade name, leases and goodwill. These intangible assets (other than goodwill) are amortized over their estimated useful lives. We currently have no intangible assets with indefinite lives other than goodwill.

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

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2015, did not result in an impairment charge. During 2015, we did not identify any triggering events that would require an update to our annual impairment review.

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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER

The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2015, 2014 and 2013.

	Percentage of Total Revenues
	Years ended December 31,
	2015	2014	2013
Revenues:
Software licenses and royalties	10.0%	10.0%	9.8%
Subscriptions	18.9	17.8	14.8
Software services	23.7	23.1	22.4
Maintenance	41.6	43.1	46.0
Appraisal services	4.2	4.4	5.0
Hardware and other	1.6	1.6	2.0
Total revenues	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	1.0	0.8	1.1
Cost of software services, maintenance and subscriptions	48.2	47.9	47.9
Cost of appraisal services	2.7	2.9	3.3
Cost of hardware and other	1.1	1.1	1.3
Selling, general and administrative expenses	22.6	22.0	23.6
Research and development expense	5.1	5.2	5.6
Amortization of customer and trade name intangibles	1.0	0.9	1.1
Operating income	18.3	19.2	16.1
Other income (expense), net	0.1	(0.1)	(0.3)
Income before income taxes	18.4	19.1	15.8
Income tax provision	7.4	7.2	6.4
Net income	11.0%	11.9%	9.4%

2015 Compared to 2014

Revenues

On November 16, 2015, we acquired NWS, which provides public safety and financial solutions for local governments and its operating results are included with the operating results of the ESS segment since the date of acquisition. The following table details revenue for NWS for the period from November 16, 2015 to December 31, 2015, which is included in our consolidated statement of comprehensive income:

2015
Revenues:
Software licenses	$1,507
Subscriptions	632
Software services	2,062
Maintenance	5,624
Hardware and other	259
Total revenues	$10,084

In May 2015, we acquired a company which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations. In August 2014, we acquired a company which provides civil process management, typically to county sheriff departments. The impact of these acquisitions on our operating results are not considered material and are not included in the table above.  The results of their operations are included in our ESS segment from their respective dates of acquisition.

Software licenses and royalties.

The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ESS	$54,376	$46,047	$8,329	18%
ATSS	4,632	3,018	1,614	53
Total software licenses and royalties revenue	$59,008	$49,065	$9,943	20%

Excluding the results of acquisitions, software license revenue increased 15% compared to the prior year. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development in recent years. In addition, add-on sales to our existing customer base for courts and justice related solutions that assist and support the transition to a paperless environment increased approximately $1.3 million.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year,  we expect our longer-term software license growth rate to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.  Our new client mix in 2015 was approximately 76% selecting perpetual software license arrangements and approximately 24% selecting subscription-based arrangements compared to a client mix in 2014 of approximately 74% selecting perpetual software license arrangements and approximately 26% selecting subscription-based arrangements. 134 new clients entered into subscription-based software arrangements in 2015 compared to 138 new clients in 2014.

Subscriptions.

The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ESS	$107,090	$84,322	$22,768	27%
ATSS	4,843	3,526	1,317	37
Total subscriptions revenue	$111,933	$87,848	$24,085	27%

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

Subscription-based services revenue increased 27% compared to 2014. E-filing services contributed approximately $7.7 million of the subscriptions revenue increase in 2015.  Most of the e-filing revenue increase related to several statewide contracts, several of which implemented mandatory electronic filing near the end of 2014 and throughout 2015.  New SaaS clients as well as existing clients who converted to our SaaS model provided the remainder of the subscriptions revenue increase.  In 2015, we added 134 new SaaS clients and 66 existing clients elected to convert to our SaaS model.  The average contract sizes in 2015 were 38% and 22% higher than 2014 for new clients and clients converting to our SaaS model, respectively.

Software services.

The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ESS	$129,068	$104,146	$24,922	24%
ATSS	10,784	9,675	1,109	11
Total software services revenue	$139,852	$113,821	$26,031	23%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue grew 20% compared to the prior year period. This growth is mainly due to much higher revenue from proprietary software arrangements, as well as additions to our implementation and support staff, which increased our capacity to deliver backlog.

Maintenance.

The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ESS	$227,586	$195,881	$31,705	16%
ATSS	17,951	16,815	1,136	7
Total maintenance revenue	$245,537	$212,696	$32,841	15%

We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew 12% compared to the prior year. Maintenance and support revenue increased mainly due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases.

Appraisal services.

The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ESS	$—	$—	$—	—%
ATSS	25,065	21,802	3,263	15
Total appraisal services revenue	$25,065	$21,802	$3,263	15%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue benefitted from the addition of several new revaluation contracts, including the City of Detroit, and the current appraisal cycle in Indiana, both of which began in mid-2014.  In mid-2015, Franklin County, Ohio began a full reappraisal cycle, which also contributed to appraisal services revenue.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
Software licenses and royalties	$1,632	$1,900	$(268)	(14)%
Acquired software	4,440	1,858	2,582	139
Software services, maintenance and subscriptions	285,340	236,363	48,977	21
Appraisal services	15,922	14,284	1,638	11
Hardware and other	6,501	5,325	1,176	22
Total cost of revenues	$313,835	$259,730	$54,105	21%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2015	2014	Change
Software licenses, royalties and acquired software	89.7%	92.3%	(2.6)%
Software services, maintenance and subscriptions	42.6	43.0	(0.4)
Appraisal services	36.5	34.5	2.0
Hardware and other	32.5	32.3	0.2
Overall gross margin	46.9%	47.3%	(0.4)%

Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of third-party software costs and amortization expense for acquired software. We do not have any direct costs associated with royalties. In 2015, our software licenses, royalties and acquired software gross margin percentage declined compared to the prior year due to much higher amortization expense for acquired software resulting from our acquisition of NWS.  Excluding the results of NWS, our software license, royalties and acquired software gross margin was 93.6% which increased 1.3% from the prior year period mainly due to higher revenues from proprietary software arrangements.

Software services, maintenance and subscriptions.  Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. In 2015, the software services, maintenance and subscriptions gross margin percentage declined compared to the prior year mainly due to onboarding costs associated with accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.  Excluding 285 employees added with acquisitions, our implementation and support staff has grown by 200 employees since December 31, 2014. In addition, in 2015, we incurred $1.4 million more in contract labor cost than 2014 in an effort to maintain flexibility to accommodate fluctuations in demand for professional services. The gross margin decline was somewhat offset  because costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of our support and maintenance staff and economies of scale. Price increases also resulted in slightly higher rates on certain services.

Appraisal services. Appraisal services revenue comprised approximately 4% of total revenue. The appraisal services gross margin increased  2% compared to 2014. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally ends with the projects’ completion.  The appraisal services gross margin was favorably impacted by operational efficiencies associated with a large revaluation contract that began late 2014.

Our 2015 blended gross margin declined 0.4% compared to 2014.  The gross margin was negatively impacted by increased acquired software amortization expense associated with the NWS acquisition and expenses associated with increased hiring of implementation and development staff in order to expand our capacity to implement our contract backlog.

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

			Change
($ in thousands)	2015	2014	$	%
Selling, general and administrative expenses	$133,317	$108,260	$25,057	23%

SG&A as a percentage of revenue was 22.6% in 2015 compared to 22.0% in 2014. In 2015, our SG&A expenses include approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete the NWS acquisition.  In addition, our 2015 operating results include $4.0 million of SG&A expenses for NWS from the date of acquisition. The remaining SG&A expense increase is mainly due to compensation cost related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales.  Excluding 140 employees added with acquisitions, we have added 16 employees mainly to our sales and finance teams since December 31, 2014. In addition, our 2015 stock compensation expense rose $4.2 million, mainly due to increases in our stock price over the last few years.

Research and Development Expense

Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
Research and development expense	$29,922	$25,743	$4,179	16%

Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. In February 2015, we announced that our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX expires with the release of Dynamics AX 7, which is expected to occur in the first quarter of 2016. We are currently discussing with Microsoft Corporation the possibility of additional research and development beyond Dynamics AX 7. If we cannot agree to terms of any future commitments, we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. License and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

Research and development expense in 2015 includes approximately $1.5 million related to NWS.  The remaining increase compared to 2014 was primarily due to increased staffing to maintain and enhance our competitive position and annual wage adjustments.

Amortization of Customer and Trade Name Intangibles

Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software, leases and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of customer and trade name intangibles is recorded as operating expense. The estimated useful lives of both customer and trade name intangibles range from five to 25 years. The following table sets forth a comparison of amortization of customer and trade name intangibles for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
Amortization of customer and trade name intangibles	$5,905	$4,546	$1,359	30%

In 2015, we completed two acquisitions that increased amortizable customer and trade name intangibles by approximately $127.8 million.  This amount is being amortized over a weighted average period of 15 years. We also added approximately $3.7 million to acquisition related intangibles to reflect the fair value of acquired leases, which will be amortized over the weighted average life of 9 years.

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2016	$13,448
2017	13,448
2018	13,299
2019	11,944
2020	10,795

Amortization expense relating to acquired leases will be recorded as a reduction to other income and is expected to be $444,000 in 2016, $444,000 in 2017, $426,000 in 2018, $372,000 in 2019, $313,000 in 2020 and $1.7 million thereafter.

Other

The following table sets forth a comparison of other income (expense), net for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
Other income (expense), net	$381	$(355)	$736	N/A	%

Other income (expense) is comprised of interest income from invested cash, as well as interest expense and non-usage and other fees associated with our revolving credit agreement. Expenses in 2014 were comprised primarily of non-usage and other fees associated with a revolving debt agreement that terminated in August 2014, offset slightly by interest income from invested cash.  In 2015, we had significantly higher invested cash balances than 2014 until we completed the NWS acquisition on November 16, 2015.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
Income tax provision	$43,555	$35,527	$8,028	23%

Effective income tax rate	40.2%	37.6%

The effective income tax rates were different from the statutory United States federal income tax rate of 35% principally due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions, non-deductible meals and entertainment costs and non-deductible transaction costs. A lower qualified manufacturing activities deduction and non-deductible transaction costs related to the NWS acquisition negatively impacted our 2015 effective tax rate.

In the past few years a relatively high amount of excess tax benefits related to stock option exercises have resulted in a reduction in our qualified manufacturing activities deduction.  The qualified manufacturing activities deduction can be limited to a certain level of taxable income on the tax return.  Therefore, any significant items that reduce taxable income, such as excess tax benefits on stock options, can reduce the amount of the qualified manufacturing activities deduction.  We experienced significant stock option exercise activity in 2015 and 2014 that generated excess tax benefits of $45.3 million and $19.4 million, respectively.

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

Software license revenue was reduced somewhat because of a growing number of clients choosing our subscription based options, rather than purchasing the software under a traditional perpetual software license arrangement. 138 new clients entered into subscription-based software arrangements in 2014 compared to 100 new clients in 2013.

Subscriptions.

The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
ESS	$84,322	$59,070	$25,252	43%
ATSS	3,526	2,794	732	26
Total subscriptions revenue	$87,848	$61,864	$25,984	42%

Subscription-based services revenue increased 42% compared to 2013. E-filing services contributed approximately $13.3 million of the subscriptions revenue increase in 2014.  Most of the e-filing revenue increase related to higher revenue from a contract with the Texas Office of Court Administration for our Odyssey File and Serve e-filing system for Texas courts (“eFileTexas.gov”) for civil court filings, which was implemented in September 2013.  The state of Texas mandated all counties use eFileTexas.gov.  This contract provided a recurring revenue stream that totaled $17.0 million in 2014.  New SaaS clients as well as existing clients who converted to our SaaS model provided the remainder of the subscriptions revenue increase.  In 2014, we added 138 new SaaS clients and 59 existing clients elected to convert to our SaaS model.

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

Appraisal services 2014 revenue benefitted by the mid-year addition of several new revaluation contracts in New York and the recent appraisal cycle in Indiana.

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

Software services, maintenance and subscription-based services. The software services, maintenance and subscriptions gross margin percentage increased mainly due to revenue from a contract with the Texas Office of Court Administration for eFileTexas.gov to manage e-filing of court documents.  This contract began in September 2013, but we incurred initial startup costs in 2013 for which there were very limited related revenues.  The addition of revenue from this contract since 2013 accounted for most of the gross margin increase.  The gross margin increase was offset somewhat by costs related to accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Our implementation, development and support staff has increased in 2014 by 215 employees since 2013.

Appraisal services. The appraisal services gross margin increased slightly compared to 2013. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally ends with the projects’ completion.

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

SG&A as a percentage of revenue was 22.0% in 2014 compared to 23.6% in 2013. Approximately one-third of the SG&A expense increase was from higher commission expense due to sales growth.  Stock compensation expense contributed approximately one-

quarter of the increase primarily due to increases in our stock price.  The remaining increase consisted of higher bonuses related to operating results, annual wage adjustments and increased travel expenses.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Research and development expense	$25,743	$23,269	$2,474	11%

In 2014, research and development expense increased 11% compared to 2013 due to annual wage adjustments and increased staffing  to maintain and enhance our competitive position.

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

Other

The following table sets forth a comparison of other expense, net for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Other expense, net	$(355)	$(1,309)	$954	(73)%

Other expense, net was primarily comprised of interest expense, non-usage and other fees associated with a revolving line of credit agreement that matured in August 2014, offset somewhat by interest income associated with invested cash balances. Interest expense declined compared to the prior year because we repaid all borrowings under the revolving credit agreement in early 2013, and had no debt outstanding during 2014.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2014	2013	$	%
Income tax provision	$35,527	$26,718	$8,809	33%

Effective income tax rate	37.6%	40.6%

The effective income tax rates were different from the statutory United States federal income tax rate of 35% due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions and non-deductible meals and entertainment costs. The qualified manufacturing activities deduction increased in 2014, which contributed to a lower effective tax rate.

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

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2015, we had cash and cash equivalents of $33.1 million compared to $206.2 million at December 31, 2014. We also had $30.9 million invested in investment grade corporate and municipal bonds as of December 31, 2015. These investments mature between 2016 and mid-2017 and we intend to hold these investments until maturity.  Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.  As of December 31, 2015, we had $66.0 million in outstanding borrowings and an outstanding letter of credit totaling $1.5 million in connection with one contract.  We do not believe this letter of credit will be required to be drawn upon.  This letter of credit expires in mid-2016.  We believe our revolving line of credit, cash from operating activities, cash on hand and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2015	2014	2013
Cash flows provided (used) by:
Operating activities	$89,013	$123,437	$66,090
Investing activities	(398,459)	(11,555)	(25,658)
Financing activities	136,366	15,409	32,038
Net (decrease) increase in cash and cash equivalents	$(173,080)	$127,291	$72,470

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

In 2015, operating activities provided cash of $89.0 million. Operating activities that provided cash were primarily comprised of net income of $64.9 million, non-cash depreciation and amortization charges of $19.6 million and non-cash share-based compensation expense of $20.2 million. Cash provided by operating activities was negatively impacted in 2015 by tax payments that were $17.1 million higher than the prior year partly due to more taxable income and partly due to timing of stock option exercises and our ability to utilize related excess tax credits to determine estimated tax payments during the year. Our excess tax credit in 2015 was $45.3 million of which, over 70% was generated in the fourth quarter and as a result we recorded a $21.1 million income tax receivable at December 31, 2015. Accounts receivable also increased due to timing of annual maintenance and subscription billings due to growth in our customer base as well as normal maintenance billings of approximately $15.0 million associated with NWS. These negative impacts on operating cash were offset somewhat by growth in deferred maintenance revenue. In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our heaviest renewal cycles occur in the second and fourth quarters. In addition, deferred revenue included one unusually large customer deposit of $7.5 million at December 31, 2015.

Days sales outstanding in accounts receivable were 100 days at December 31, 2015, compared to 80 days at December 31, 2014, mainly due to the impact on the DSO calculation of having approximately seven weeks of post-acquisition revenues from NWS but included all of their outstanding accounts receivable at December 31, 2015.  DSOs are calculated based on accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days. Excluding NWS, DSOs were 79 days at December 31, 2015.

Investing activities used cash of $398.5 million in 2015 compared to $11.6 million in 2014.  On November 16, 2015, we acquired all of the capital stock of NWS, which provides public safety and financial solutions for local governments.  The purchase price, net of cash acquired of $22.5 million, was $337.5 million in cash, of which $4.0 million was accrued at December 31, 2015, and 2.1 million shares of Tyler common stock valued at $362.8 million. On May 29, 2015, we acquired all of the capital stock of Brazos Technology Corporation, which provides mobile hand held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations.  The purchase price, net of cash acquired and including debt assumed, was $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million. On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited. We also invested $30.9 million in investment grade corporate and municipal bonds maturing between 2016 and mid-2017. The remaining use of cash was for capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. These expenditures were funded from cash generated from operations, cash on hand and bank borrowings.

In 2014, we completed the acquisition of SoftCode, Inc. for a purchase price of $3.5 million in cash, of which $325,000 was accrued at December 31, 2014, and 16,540 shares of Tyler common stock valued at $1.5 million. The remaining use of cash in 2014 was comprised primarily of capital expenditures related to computer equipment, furniture and fixtures in support of internal growth. Investing activities in 2013 included $20.3 million paid in connection with the construction of an office building in Plano, Texas.

Financing activities provided cash of $136.4 million in 2015 compared to $15.4 million in 2014.  Financing activities were comprised of net borrowings of $66.0 million, collections of $27.8 million from stock option exercises and employee stock purchase plan activity and $45.3 million excess tax benefit from exercises of share-based arrangements. We purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000 in 2015 and paid $2.1 million in debt issuance costs. Financing activities in 2014 were comprised of collections of $18.8 million from stock option exercises and contributions from the employee stock purchase plan and $19.4 million excess tax benefit from exercises of share-based arrangements.  These increases were offset somewhat by purchases of 294,000 shares of our common stock for an aggregate purchase price of $22.8 million.  Financing activities in 2013 were comprised of collections of $21.8 million from stock option exercises and employee stock purchase plan activity and $28.2 million excess tax benefit from exercises of share-based arrangements, offset partially by $18.0 million in net payments on our revolving line of credit.

The share repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011.  As of December 31, 2015, we had remaining authorization to repurchase up to 1.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

Subsequent to December 31, 2015 and through February 22, 2016, we purchased approximately 241,000 shares of our common stock for an aggregate cash purchase price of $31.3 million.

On November 16, 2015 we entered into a $300.0 million Credit Agreement (the “Credit Facility”) with various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent.  The Credit Facility provides for a revolving credit line of $300.0 million with a $10.0 million sublimit for letters of credit.  The Credit Facility matures on November 16, 2020.  Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.  In 2015, we paid $2.1 million in related debt issuance costs, which are included with other assets on the accompanying balance sheet.

Borrowings under the Credit Facility bear interest at a rate of either (1)  the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.  In 2015, our effective average interest rate for borrowings was 1.8%.  As of December 31, 2015 our interest rate was 1.6%.  The Credit Facility is secured by substantially all of our assets.  The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens.  As of December 31, 2015, we were in compliance with those covenants.

At December 31, 2015, we had $66.0 million in outstanding borrowings and unused borrowing capacity of $234.0 million under the Credit Facility.

We paid income taxes, net of refunds received, of $27.3 million in 2015, $10.2 million in 2014, and $9.3 million in 2013. We experienced significant stock option exercise activity in 2015 that generated $45.3 million excess tax benefits. Excess tax benefits reduce tax payments but do not significantly reduce the effective tax rate and can result in limitations on other deductions. However, more than 70% of our 2015 excess tax benefit was generated in the fourth quarter of 2015 and as a result we recorded an income tax receivable of $21.1 million, which will reduce income tax payments in 2016. In 2014 and 2013, excess tax benefits were $19.4 million and $28.2 million, respectively.

Excluding acquisitions, we anticipate that 2016 capital spending will be between $31.0 million and $33.0 million. We expect the majority of this capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We also expect to purchase a leased office building in Falmouth, Maine for approximately $10.0 million. We currently do not expect to capitalize significant amounts related to software development in 2016, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.

From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.

We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2022. Most leases contain renewal options and some contain purchase options.

Summarized in the table below are our obligations to make future payments under our Credit Facility and lease obligations at December 31, 2015  (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Revolving line of credit	$—	$—	$—	$—	$66,000	$—	$66,000
Lease obligations	5,912	6,250	3,845	3,204	3,050	2,223	24,484
Total future payment obligations	$5,912	$6,250	$3,845	$3,204	$69,050	$2,223	$90,484

As of December 31, 2015, we do not have any off-balance sheet arrangements, guarantees to third-parties or material purchase commitments, except for the operating lease commitments listed above.

CAPITALIZATION

At December 31, 2015, our capitalization consisted of $66.0 million of outstanding borrowings and $858.9 million of shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.

As of December 31, 2015, we had $66.0 million in outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1)  the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.

In 2015, our effective average interest rate for borrowings was 1.8%.  As of December 31, 2015 our interest rate was 1.6%.  The Credit Facility is secured by substantially all of our assets.

Assuming borrowings of $66.0 million, a hypothetical 10% increase in our interest rate at December 31, 2015 for a one year period would result in approximately $106,000 of additional interest rate expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2015,  Tyler’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NWS, which is included in our 2015 consolidated financial statements and constituted 57% of total assets as of December 31, 2015 and 2% of revenues for the year then ended.

Tyler’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.

Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2016” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm	F-1

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-3

		Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4

		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013	F-5

		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial statement schedules:

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

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).
3.3	Amended and Restated By-Laws of Tyler Corporation, dated October 20, 2015 (filed as Exhibit 3.3 to our Form 10-Q for the quarter ended September 30, 2015, and incorporated by reference herein).
3.4

Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).
4.2

Credit Agreement dated November 16, 2015, among Tyler Technologies, Inc. and Wells Fargo Bank, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 10.1 to our Form 8-K dated November 16, 2015, and incorporated by reference herein).

4.3

Agreement and Plan of Merger, dated as of September 30, 2015, by and among Tyler Technologies, Inc., Brinston Acquisition, LLC, New World Systems Corporation, and Larry D. Leinweber, as the Principal Shareholder identified therein and the Shareholders’ Representative identified therein. (filed as Exhibit 2.1 to our Form 8-K, dated October 1, 2015, and incorporated by reference herein).

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

TYLER TECHNOLOGIES, INC.
Date: February 24, 2016	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 24, 2016	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and President
Director
(principal executive officer)
Date: February 24, 2016	By:	/s/ John M. Yeaman
John M. Yeaman
Chairman of the Board
Date: February 24, 2016	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief
Financial Officer
(principal financial officer)
Date: February 24, 2016	By:	/s/ W. Michael Smith
W. Michael Smith
Vice President and Chief Accounting Officer
(principal accounting officer)
Date: February 24, 2016	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director
Date: February 24, 2016	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director
Date: February 24, 2016	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 24, 2016	By:	/s/ J. Luther King
J. Luther King
Director
Date: February 24, 2016	By:	/s/ Larry D. Leinweber
Larry D. Leinweber Director
Date: February 24, 2016	By:	/s/ Dustin R. Womble
Dustin R. Womble Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of New World Systems Corporation, which is included in the 2015 consolidated financial statements of Tyler Technologies, Inc. and constituted 57% of total assets as of December 31, 2015 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Tyler Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of New World Systems Corporation.

In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 24, 2016

Tyler Technologies, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31

(In thousands, except per share amounts)

	2015	2014	2013
Revenues:
Software licenses and royalties	$59,008	$49,065	$40,841
Subscriptions	111,933	87,848	61,864
Software services	139,852	113,821	93,267
Maintenance	245,537	212,696	191,720
Appraisal services	25,065	21,802	20,825
Hardware and other	9,627	7,869	8,126
Total revenues	591,022	493,101	416,643

Cost of revenues:
Software licenses and royalties	1,632	1,900	2,377
Acquired software	4,440	1,858	2,078
Software services, maintenance and subscriptions	285,340	236,363	199,617
Appraisal services	15,922	14,284	13,809
Hardware and other	6,501	5,325	5,559
Total cost of revenues	313,835	259,730	223,440

Gross profit	277,187	233,371	193,203

Selling, general and administrative expenses	133,317	108,260	98,289
Research and development expense	29,922	25,743	23,269
Amortization of customer and trade name intangibles	5,905	4,546	4,517

Operating income	108,043	94,822	67,128

Other income (expense), net	381	(355)	(1,309)
Income before income taxes	108,424	94,467	65,819
Income tax provision	43,555	35,527	26,718
Net income	$64,869	$58,940	$39,101

Earnings per common share:
Basic	$1.90	$1.79	$1.23
Diluted	$1.77	$1.66	$1.13

Unrealized gains on investment securities available-for-sale	$—	$—	$341
Income tax benefit related to components of other comprehensive income	—	—	119
Other comprehensive income, net of tax	$—	$—	$222
Comprehensive income	$64,869	$58,940	$39,323

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$33,087	$206,167
Accounts receivable (less allowance for losses of $1,640 in 2015 and $1,725 in 2014)	176,360	112,660
Short-term investments	13,423	—
Prepaid expenses	22,334	17,851
Income tax receivable	21,080	19
Other current assets	1,931	339
Total current assets	268,215	337,036

Accounts receivable, long-term	2,777	1,761
Property and equipment, net	101,112	65,910
Deferred income taxes	—	5,504
Other assets:
Goodwill	653,666	124,142
Other intangibles, net	295,378	34,722
Cost method investment	15,000	—
Non-current investments and other assets	20,422	737
	$1,356,570	$569,812

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,789	$4,119
Accrued liabilities	49,156	39,508
Deferred revenue	281,627	189,212
Total current liabilities	337,572	232,839

Revolving line of credit	66,000	—
Deferred revenue, long-term	3,115	—
Deferred income taxes	91,026	—

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2015 and 2014	481	481
Additional paid-in capital	607,755	201,389
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	326,019	261,150
Treasury stock, at cost; 11,373,666 and 14,678,782 shares in 2015 and 2014, respectively	(75,352)	(126,001)
Total shareholders' equity	858,857	336,973
	$1,356,570	$569,812

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

(In thousands)

			Additional	Accumulated Other				Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity
Balance at December 31, 2012	48,148	$481	$154,018	$(268)	$163,109	(16,817)	$(172,041)	$145,299
Net income	—	—	—	—	39,101	—	—	39,101
Unrealized gain on investment securities, net of tax	—	—	—	222	—	—	—	222
Issuance of shares pursuant to stock compensation plan	—	—	(13,742)	—	—	1,443	32,031	18,289
Stock compensation	—	—	11,653	—	—	—	—	11,653
Issuance of shares pursuant to employee stock purchase plan	—	—	2,034	—	—	64	1,508	3,542
Federal income tax benefit related to exercise of stock options	—	—	28,213	—	—	—	—	28,213
Balance at December 31, 2013	48,148	481	182,176	(46)	202,210	(15,310)	(138,502)	246,319
Net income	—	—	—	—	58,940	—	—	58,940
Issuance of shares pursuant to stock compensation plan	—	—	(17,449)	—	—	855	32,129	14,680
Stock compensation	—	—	14,819	—	—	—	—	14,819
Issuance of shares pursuant to employee stock purchase plan	—	—	2,235	—	—	53	1,909	4,144
Federal income tax benefit related to exercise of stock options	—	—	19,415	—	—	—	—	19,415
Treasury stock purchases	—	—	—	—	—	(294)	(22,817)	(22,817)
Issuance of shares for acquisition	—	—	193	—	—	17	1,280	1,473
Balance at December 31, 2014	48,148	481	201,389	(46)	261,150	(14,679)	(126,001)	336,973
Net income	—	—	—	—	64,869	—	—	64,869
Issuance of shares pursuant to stock compensation plan	—	—	4,332	—	—	1,118	18,828	23,160
Stock compensation	—	—	20,182	—	—	—	—	20,182
Issuance of shares pursuant to employee stock purchase plan	—	—	3,879	—	—	43	792	4,671
Federal income tax benefit related to exercise of stock options	—	—	45,314	—	—	—	—	45,314
Treasury stock purchases	—	—	—	—	—	(5)	(645)	(645)
Issuance of shares for acquisitions	—	—	332,659	—	—	2,149	31,674	364,333
Balance at December 31, 2015	48,148	$481	$607,755	$(46)	$326,019	(11,374)	$(75,352)	$858,857

See accompanying notes.

Tyler Technologies, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31

(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$64,869	$58,940	$39,101
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	19,574	14,605	13,786
Share-based compensation expense	20,182	14,819	11,653
Provision for losses - accounts receivable	1,756	1,897	729
Excess tax benefit from exercises of share-based arrangements	(45,314)	(19,402)	(28,207)
Deferred income tax benefit	(7,956)	(3,804)	(1,497)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(28,172)	(8,912)	(7,488)
Income tax receivable	24,255	29,117	18,898
Prepaid expenses and other current assets	(3,054)	(3,696)	(4,154)
Accounts payable	652	1,586	(574)
Accrued liabilities	490	6,326	7,655
Deferred revenue	41,731	31,961	16,188
Net cash provided by operating activities	89,013	123,437	66,090

Cash flows from investing activities:
Cost of acquisitions, net of cash acquired	(339,961)	(3,242)	(181)
Purchase of cost method investment	(15,000)	—	—
Purchase of marketable security investments	(31,907)	—	—
Proceeds from marketable security investments	900	808	1,090
Additions to property and equipment	(12,501)	(9,343)	(26,858)
Decrease in other	10	222	291
Net cash used by investing activities	(398,459)	(11,555)	(25,658)

Cash flows from financing activities:
Increase (decrease) in net borrowings on revolving line of credit	66,000	—	(18,000)
Purchase of treasury shares	(645)	(22,817)	—
Contributions from employee stock purchase plan	4,671	4,144	3,542
Proceeds from exercise of stock options	23,160	14,680	18,289
Debt issuance costs	(2,134)	—	—
Excess tax benefit from exercises of share-based arrangements	45,314	19,402	28,207
Net cash provided by financing activities	136,366	15,409	32,038

Net (decrease) increase in cash and cash equivalents	(173,080)	127,291	72,470
Cash and cash equivalents at beginning of period	206,167	78,876	6,406
Cash and cash equivalents at end of period	$33,087	$206,167	$78,876

See accompanying notes.

Tyler Technologies, Inc.

Notes to Consolidated Financial Statements

(Tables in thousands, except per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We provide integrated software systems and related services for the public sector, with a focus on local governments. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”) arrangements, which utilize the Tyler private cloud, and electronic document filing solutions (“e-filing”). In addition, we provide property appraisal outsourcing services for taxing jurisdictions.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our parent company and a subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash in excess of that necessary for operating requirements is invested in short-term, highly liquid, income-producing investments. Investments with original maturities of three months or less are classified as cash and cash equivalents, which primarily consist of cash on deposit with several banks and money market funds. Cash and cash equivalents are stated at cost, which approximates market value.

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

For multiple element arrangements, each element of the arrangement is analyzed and we allocate a portion of the total arrangement fee to the elements based on the relative fair value of the element using vendor-specific objective evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element was sold separately based on our historical experience of stand-alone sales of these elements to third-parties. For PCS, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions to determine that we maintain and periodically revise VSOE to reflect fair value. In software arrangements in which we have the fair value of all undelivered elements but not of a delivered element, we apply the “residual method,” in compliance with Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition. Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met. In software arrangements in which we do not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE have been delivered. Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.

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

For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements, using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third-party evidence, and if third-party evidence is unavailable, estimated selling price. We recognize hosting services ratably over the term of the arrangement, which range from one to 10 years but are typically for a period of three to seven years. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once we have provided the customer access to the software and we may begin billing for hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

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

RESEARCH AND DEVELOPMENT COSTS

We expensed research and development costs of $29.9 million during 2015, $25.7 million during 2014, and $23.3 million during 2013.

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

On November 20, 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2015-17,  Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We early adopted this standard during fourth quarter 2015, utilizing the retrospective application as permitted. As such, certain prior period amounts have been reclassified to conform to the current presentation.

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

Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2015, did not result in an impairment charge.

Other Intangible Assets

We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Customer base and acquired software each comprise approximately half of our purchased intangible assets other than goodwill. We review our customer turnover each year for indications of impairment. Our customer turnover has historically been very low. There have been no significant impairments of intangible assets in any of the periods presented.  If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. The fair value of our revolving line of credit approximates book value as of December 31, 2015, because our interest rates reset approximately every 30 days or less. See Note 6 – “Revolving Line of Credit” for further discussion.

As of December 2015, we have $30.9 million in investment grade corporate and municipal bonds with maturity dates ranging from 2016 through mid-2017.  We intend to hold these bonds to maturity and have classified them as such.  We believe cost approximates fair value because of the relatively short duration of these investments.  The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or from other observable market data. These investments are included in short-term investments and non-current investments and other assets.

On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The fair value of this investment is based on valuations using Level III, unobservable inputs that are supported by little or no market value activity and that are significant to the fair value of the investment.

CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and investments in marketable securities. Our cash and cash equivalents primarily consists of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2015 we had cash and cash equivalents of $33.1 million. We perform periodic evaluations of the credit standing of these financial institutions.

Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2015.

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

The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,725	$1,113	$1,621
Provisions for losses - accounts receivable	1,756	1,897	729
Collection of accounts previously written off	153	—	—
Deductions for accounts charged off or credits issued	(1,994)	(1,285)	(1,237)
Balance at end of year	$1,640	$1,725	$1,113

The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. Our property appraisal outsourcing service contracts can range up to three years and, in a few cases, as long as five years, in duration. In connection with these contracts, as well as certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using proportional performance accounting in which the revenue is earned based upon activities performed in one accounting period but the billing normally occurs subsequently and may span another accounting period; (2) software services contracts accounted for using the percentage-of-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have objective evidence that the customer-specified objective criteria has been met but the billing has not yet been submitted to the customer; (4) some of our contracts provide for an amount to be withheld from a progress billing (generally between 5% and 20% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, we may grant extended payment terms, generally to existing customers with whom we have a long-term relationship and favorable collection history.

We have recorded unbilled receivables of $29.7 million and $14.8 million at December 31, 2015 and 2014, respectively. We also have recorded retention receivables of $4.7 million at December 31, 2015 and 2014, respectively, and these retentions become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.

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

We have also agreed to indemnify our officers and board members if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ liability insurance coverage to protect against any such losses. We have recorded no liability associated with these indemnifications. Because of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal.

RECLASSIFICATIONS

Certain amounts for previous years have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements.

On August 12, 2015, the FASB voted for a one-year deferral of the effective date of the new standard and now requires application of the new standard no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. However, under the proposal, public entities would be permitted to elect to early adopt the new standard as of the original effective date.  We currently expect to adopt the new standard in fiscal year 2018 in accordance with the revised effective date.

(2)	ACQUISITIONS

2015

On November 16, 2015, we acquired all of the capital stock of New World Systems Corporation (“NWS”), which provides public safety and financial solutions for local governments.  The purchase price, net of cash acquired of $22.5 million, was $337.5 million in cash, of which $4.0 million was accrued at December 31, 2015, and 2.1 million shares of Tyler common stock valued at $362.8 million, which was based on the closing price on November 16, 2015. We also incurred fees of approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete the acquisition. These fees were expensed in 2015 and are included in selling, general and administrative expenses.

Tyler has performed a preliminary valuation analysis of the fair market value of NWS’ assets and liabilities.  The following table summarizes the allocation of the preliminary purchase price as of the acquisition date.

Cash	$22,486
Accounts receivable	37,098
Other current assets	2,371
Property and equipment	30,672
Identifiable intangible assets	264,814
Goodwill	527,618
Accounts payable	(1,382)
Accrued expenses	(7,282)
Deferred revenue	(53,098)
Deferred tax liabilities, net	(104,484)
Total consideration	$718,813

In connection with this transaction we acquired total tangible assets of $70.1 million and assumed liabilities of approximately $61.8 million. We recorded goodwill of $527.6 million, none of which is expected to be deductible for tax purposes, and other intangible assets of approximately $264.8 million. Approximately $261.1 million of intangible assets is attributable to customer relationships, acquired software and trade name and will be amortized over a weighted average period of approximately 11 years. Also included in other intangibles is an asset for approximately $3.7 million to reflect the fair value of existing lease agreements, and this intangible will be amortized over the weighted average life of these lease agreements of approximately 9 years and reduces other income. In addition, we recorded deferred tax liabilities of $104.5 million related to estimated fair value allocations. We believe this transaction will broaden our courts and justice software solutions and will create a unique end-to-end enterprise criminal justice solution. We believe that likely market participants for this transaction would be entities with a presence in the judicial and public safety markets. Therefore, the goodwill of $527.6 million arising from this acquisition is primarily attributed to our ability to integrate NWS solutions with our existing portfolio and generate increased revenues, earnings and cash flow. As of December 31, 2015, the purchase price allocation for NWS is not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangible assets, receivables and deferred revenue and related deferred taxes are subject to change as valuations are finalized.

The following unaudited pro forma information of the consolidated results of operations have been prepared as if the NWS acquisition had occurred at January 1, 2014, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects. The pro forma results of operations include compensation costs of $16.2 million and $16.0 million in 2015 and 2014, respectively, for certain NWS executives whose employment terminated at the date of acquisition.

Pro forma information does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction or event occurred on the dates specified, or to project our results of operations for any future period.

	2015	2014
Revenues	$691,711	$590,071
Net income	55,164	44,436
Basic earnings per common share	1.62	1.26
Diluted earnings per common share	1.51	1.18

On May 29, 2015, we acquired all of the capital stock of Brazos Technology Corporation (“Brazos”), which provides mobile hand held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations. The purchase price, net of cash acquired of $312,000 and including debt assumed of $733,000, was $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million. As a result, we acquired total tangible assets of approximately $2.1  million and assumed liabilities of approximately $2.6 million. We have recorded total goodwill of approximately $1.9 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $6.2 million. The $6.2 million of intangible assets is attributable to customer relationships, acquired software and trade name and will be amortized over a weighted average period of approximately ten years.

The operating results of NWS and Brazos are included with the operating results of the Enterprise Software Solutions segment since their dates of acquisition. Revenues from NWS  included in 2015 results of operations totaled approximately $10.0 million and net income was not significant. Our balance sheet as of December 31, 2015, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

(3)	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2015	2014
Land	—	$8,146	$7,736
Building and leasehold improvements	5-39	77,020	51,309
Computer equipment and purchased software	3-5	42,245	34,058
Furniture and fixtures	5	16,661	11,812
Transportation equipment	5	252	238
		144,324	105,153
Accumulated depreciation and amortization		(43,212)	(39,243)
Property and equipment, net		$101,112	$65,910

Depreciation expense was $9.1 million during 2015, $7.9 million during 2014, and $6.4 million during 2013.

We own office buildings in Bangor and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; and Moraine, Ohio.  We lease some space in these buildings to third-party tenants.  These leases expire between 2016 and 2025 and are expected to provide rental income of approximately $1.7 million during 2016, $1.6 million during 2017, $1.6 million during 2018, $1.5 million during 2019, $1.3 million during 2020, and $6.6 million thereafter. Rental income from third-party tenants was $913,000 in 2015, $945,000 in 2014, and $704,000 in 2013.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Other intangible assets and related accumulated amortization consists of the following at December 31:

	2015	2014
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$181,671	$61,325
Acquired software	172,666	33,103
Trade name	10,765	3,331
Leases acquired	3,694	—
	368,796	97,759
Accumulated amortization	(73,418)	(63,037)
Total intangibles, net	$295,378	$34,722

Total amortization expense for intangibles was $10.3 million in 2015, $6.4 million in 2014, and $6.8 million during 2013.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$653,666	—	$—	$124,142	—	$—
Amortizable intangibles:
Customer related intangibles	181,671	15 years	38,754	61,325	15 years	33,194
Acquired software	172,666	7 years	32,880	33,103	5 years	28,441
Trade name	10,765	12 years	1,747	3,331	15 years	1,402
Leases acquired	3,694	9 years	37	—	—	—

The changes in the carrying amount of goodwill for the two years ended December 31, 2015 are as follows:

	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Total
Balance as of December 31, 2013	$114,454	$6,557	$121,011
Goodwill acquired during 2014 related to the purchase of SoftCode	3,131	—	3,131
Balance as of December 31, 2014	117,585	6,557	124,142
Goodwill acquired during 2015 related to the purchase of NWS	527,618	—	527,618
Goodwill acquired during 2015 related to the purchase of Brazos	1,906	—	1,906
Balance as of December 31, 2015	$647,109	$6,557	$653,666

Estimated annual amortization expense relating to acquired leases will be recorded as a reduction to other income and is expected to be $444,000 in 2016, $444,000 in 2017, $426,000 in 2018, $372,000 in 2019, $313,000 in 2020 and $1.7 million thereafter. Estimated annual amortization expense relating to acquisition intangibles, including acquired software, for which the amortization expense is recorded as cost of revenues, for the next five years is as follows:

2016	$35,182
2017	34,204
2018	33,528
2019	32,100
2020	30,804

(5)	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2015	2014
Accrued wages, bonuses and commissions	$32,006	$30,977
Other accrued liabilities	17,150	8,531
	$49,156	$39,508

(6)	REVOLVING LINE OF CREDIT

On November 16, 2015, we entered into a $300.0 million Credit Agreement (the “Credit Facility”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Facility provides for a revolving credit line up to $300.0 million, including a $10.0 million sublimit for letters of credit. The Credit Facility matures on November 16, 2020. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s  prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%.   As of December 31, 2015, our interest rate was 1.6%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2015, we were in compliance with those covenants.

As of December 31, 2015, we had $66.0 million in outstanding borrowings and unused borrowing capacity of $234.0 million under the Credit Facility. In addition, as of December 31, 2015, we had an outstanding $1.5 million letter of credit in favor of one of our clients. The letter of credit guarantees our performance under a software contract and expires in 2016.

We paid interest of $223,000 in 2015.

(7)	INCOME TAX

The income tax provision (benefit) on income from operations consists of the following:

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$44,841	$34,504	$25,625
State	6,670	4,827	2,590
	51,511	39,331	28,215
Deferred	(7,956)	(3,804)	(1,497)
	$43,555	$35,527	$26,718

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years ended December 31,
	2015	2014	2013
Federal income tax expense at statutory rate	$37,949	$33,064	$23,037
State income tax, net of federal income tax benefit	3,715	2,867	2,371
Non-deductible business expenses	2,414	1,485	1,110
Qualified manufacturing activities	(466)	(1,720)	—
Other, net	(57)	(169)	200
	$43,555	$35,527	$26,718

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2015	2014
Deferred income tax assets:
Operating expenses not currently deductible	$9,953	$9,093
Stock option and other employee benefit plans	13,504	9,815
Capital loss and credit carryforward	179	177
Property and equipment	—	46
Total deferred income tax assets	23,636	19,131
Deferred income tax liabilities:
Intangible assets	(111,653)	(13,424)
Property and equipment	(2,781)	—
Other	(228)	(203)
Total deferred income tax liabilities	(114,662)	(13,627)
Net deferred income tax (liability) asset	$(91,026)	$5,504

In 2014, we utilized approximately $650,000 of net operating loss carryforwards for federal income tax reporting purposes.  The full amount of the net operating loss utilized was attributable to excess tax benefits related to share-based arrangements for which authoritative guidance prohibited the recognition of a deferred tax asset in 2013.  In 2014, this tax benefit was accounted for as an increase to shareholders’ equity and a reduction in income tax payable.  In total, we recognized approximately $45.3 million and $19.4 million of excess tax benefits related to share-based arrangements in 2015 and 2014, respectively, as a credit to shareholders’ equity and a reduction in income taxes payable.

Although realization is not assured, we believe it is more likely than not that all the deferred tax assets at December 31, 2015 and 2014 will be realized.  Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

The Internal Revenue Service (“IRS”) is examining our U.S. income tax return for the year 2012.  In addition, there is one open state audit for the year 2011.  As of February 22, 2016, no significant adjustments have been proposed by the IRS.  We are unable to make a reasonable estimate as to when cash settlements, if any, will occur.

We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax examinations for years before 2012. We are no longer subject to state and local income tax examinations by tax authorities for the years before 2011.

We paid income taxes, net of refunds received, of $27.3 million in 2015, $10.2 million in 2014, and $9.3 million in 2013.

(8)	SHAREHOLDERS’ EQUITY

The following table details activity in our common stock:

	Years ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	1,118	$23,160	855	$14,680	1,443	$18,289
Purchases of common stock	(5)	(645)	(294)	(22,817)	—	—
Employee stock plan purchases	43	4,671	53	4,144	64	3,542
Shares issued for acquisitions	2,149	364,333	17	1,473	—	—

Subsequent to December 31, 2015 and through February 22, 2016, we repurchased 241,000 shares for an aggregate purchase price of $31.3 million. As of February 22, 2016, we had authorization from our board of directors to repurchase up to 1.2 million additional shares of our common stock.

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

As of December 31, 2015, there were 3.7 million shares available for future grants under the plan from the 20.0 million shares previously approved by the stockholders.

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

The following weighted average assumptions were used for options granted:

	Years ended December 31,
	2015	2014	2013
Expected life (in years)	6.0	6.0	6.4
Expected volatility	28.3%	30.9%	32.4%
Risk-free interest rate	1.7%	1.8%	1.4%
Expected forfeiture rate	1.7%	3.0%	3.0%

The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statements of comprehensive income:

	Years ended December 31,
	2015	2014	2013
Cost of software services, maintenance and subscriptions	$3,380	$2,177	$1,509
Selling, general and administrative expenses	16,802	12,642	10,144
Total share-based compensation expenses	20,182	14,819	11,653
Tax benefit	(5,986)	(4,237)	(3,363)
Net decrease in net income	$14,196	$10,582	$8,290

 Stock Option Activity

Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	5,711	$20.86
Granted	1,453	67.08
Exercised	(1,443)	12.68
Forfeited	(1)	68.17
Outstanding at December 31, 2013	5,720	34.66
Granted	675	94.15
Exercised	(855)	17.17
Forfeited	(3)	37.44
Outstanding at December 31, 2014	5,537	44.61
Granted	747	145.71
Exercised	(1,118)	20.71
Forfeited	(2)	19.61
Outstanding at December 31, 2015	5,164	64.43	7	$568,239
Exercisable at December 31, 2015	1,940	40.69	6	$259,257

We had unvested options to purchase 3.1 million shares with a weighted average grant date exercise price of $78.86 as of December 31, 2015 and unvested options to purchase 3.3 million shares with a weighted average grant date exercise price of $55.61 as of December 31, 2014. As of December 31, 2015, we had $69.8 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 3.4 years.

Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2015	2014	2013
Weighted average grant-date fair value of stock options granted	$45.17	$31.32	$23.27
Total intrinsic value of stock options exercised	149,542	69,768	99,393

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2015, there were 899,000 shares available for future grants under the ESPP from the 2.0 million shares previously approved by the stockholders.

(10)	EARNINGS PER SHARE

Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings per share:
Net income	$64,869	$58,940	$39,101
Denominator:
Weighted-average basic common shares outstanding	34,137	33,011	31,891
Assumed conversion of dilutive securities:
Stock options	2,415	2,390	2,699
Denominator for diluted earnings per share - Adjusted weighted-average shares	36,552	35,401	34,590
Earnings per common share:
Basic	$1.90	$1.79	$1.23
Diluted	$1.77	$1.66	$1.13

Stock options representing the right to purchase common stock of 417,000 shares in 2015, 481,000 shares in 2014, and 62,000 shares in 2013 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(11)	LEASES

We lease office facilities for use in our operations, as well as transportation, computer and other equipment.  We also have an office facility lease agreement with an entity owned by an executive’s father and brother.  The executive does not have an interest in the entity that leases the property to us and the lease arrangement existed at the time we acquired the business unit that occupies this property.  Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2022.  In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.

Rent expense was approximately $7.2 million in 2015, $6.7 million in 2014, and $7.5 million in 2013, which included rent expense associated with related party lease agreements of $1.8 million in 2015, $1.7 million in 2014, and $1.7 million in 2013.

Future minimum lease payments under all non-cancelable leases at December 31, 2015 are as follows:

Years ending December 31,
2016	$5,912
2017	6,250
2018	3,845
2019	3,204
2020	3,050
Thereafter	2,223
$24,484

Included in future minimum lease payments are non-cancelable payments due to related parties of $1.9 million in 2016, $1.9 million in 2017 and $14,000 in 2018.

(12)	EMPLOYEE BENEFIT PLANS

We provide a defined contribution plan for the majority of our employees meeting minimum service requirements.  The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 3% of an employee’s compensation to the plan.  We made contributions to the plan and charged operating results $5.3 million during 2015, $4.3 million during 2014, and $3.8 million during 2013.

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

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, and land and vital records management software solutions;
•	courts and justice and public safety software solutions; and
•	appraisal and tax software solutions and property appraisal services.

In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts and land and vital records management software solutions unit; and the courts and justice and public safety software solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software Solutions (“ESS”).  The ESS segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice and public safety processes.  The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities.  Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

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

ESS segment capital expenditures 2013 included $19.6 million for the construction of a new building and purchase of an existing building and land.

As of the year ended December 31, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$54,376	$4,632	$—	$59,008
Subscriptions	107,090	4,843	—	111,933
Software services	129,068	10,784	—	139,852
Maintenance	227,586	17,951	—	245,537
Appraisal services	—	25,065	—	25,065
Hardware and other	6,935	12	2,680	9,627
Intercompany	4,025	—	(4,025)	—
Total revenues	$529,080	$63,287	$(1,345)	$591,022
Depreciation and amortization expense	15,413	867	3,294	19,574
Segment operating income	141,401	15,477	(38,490)	118,388
Capital expenditures	6,112	646	6,746	13,504
Segment assets	$265,877	$22,283	$1,068,410	$1,356,570

As of the year ended December 31, 2014
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$46,047	$3,018	$—	$49,065
Subscriptions	84,322	3,526	—	87,848
Software services	104,146	9,675	—	113,821
Maintenance	195,881	16,815	—	212,696
Appraisal services	—	21,802	—	21,802
Hardware and other	5,398	11	2,460	7,869
Intercompany	2,812	—	(2,812)	—
Total revenues	$438,606	$54,847	$(352)	$493,101
Depreciation and amortization expense	11,140	866	2,599	14,605
Segment operating income	114,993	11,603	(25,370)	101,226
Capital expenditures	3,644	359	5,446	9,449
Segment assets	$170,369	$16,463	$382,980	$569,812

As of the year ended December 31, 2013
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$38,774	$2,067	$—	$40,841
Subscriptions	59,070	2,794	—	61,864
Software services	85,459	7,808	—	93,267
Maintenance	175,180	16,540	—	191,720
Appraisal services	—	20,825	—	20,825
Hardware and other	6,342	—	1,784	8,126
Intercompany	2,899	—	(2,899)	—
Total revenues	$367,724	$50,034	$(1,115)	$416,643
Depreciation and amortization expense	10,569	1,028	2,189	13,786
Segment operating income	85,045	9,428	(20,750)	73,723
Capital expenditures	22,457	250	3,438	26,145
Segment assets	$161,923	$16,244	$266,321	$444,488

Reconciliation of reportable segment operating	Years Ended December 31,
income to the Company's consolidated totals:	2015	2014	2013
Total segment operating income	$118,388	$101,226	$73,723
Amortization of acquired software	(4,440)	(1,858)	(2,078)
Amortization of customer and trade name intangibles	(5,905)	(4,546)	(4,517)
Other income (expense), net	381	(355)	(1,309)
Income before income taxes	$108,424	$94,467	$65,819

(15)	QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table contains selected financial information from unaudited statements of income for each quarter of 2015 and 2014.

	Quarters Ended
	2015				2014
	Dec. 31 (a)	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$158,916	$150,845	$146,295	$134,966	$127,440	$128,664	$124,371	$112,626
Gross profit	73,222	71,833	68,253	63,879	60,491	61,792	58,558	52,530
Income before income taxes	19,540	31,744	29,781	27,359	24,760	26,698	23,406	19,603
Net income	8,618	20,142	18,836	17,273	15,317	17,000	14,740	11,883
Earnings per diluted share	0.23	0.55	0.52	0.48	0.43	0.48	0.42	0.33
Shares used in computing diluted earnings per share	37,864	36,349	36,097	35,895	35,661	35,284	35,161	35,500

(a) Operating results for the three months ended December 31, 2015, include $5.5 million for financial advisory, legal, accounting, due diligence, valuation and other services necessary to complete the NWS acquisition as well as $3.5 million amortization expense related to NWS acquisition intangibles.