Form 10-Q
period 2016-03-31
TYLER TECHNOLOGIES INC
filed 2016-04-27
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares of common stock of registrant outstanding on April 22, 2016 was 36,118,700.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Software licenses and royalties	$16,850	$14,300
Subscriptions	34,089	25,288
Software services	42,430	30,804
Maintenance	76,032	57,348
Appraisal services	6,558	6,089
Hardware and other	3,334	1,137
Total revenues	179,293	134,966

Cost of revenues:
Software licenses and royalties	638	553
Acquired software	5,459	456
Software services, maintenance and subscriptions	85,270	65,377
Appraisal services	3,962	4,135
Hardware and other	1,846	566
Total cost of revenues	97,175	71,087

Gross profit	82,118	63,879

Selling, general and administrative expenses	40,759	28,545
Research and development expense	9,956	7,004
Amortization of customer and trade name intangibles	3,362	1,152

Operating income	28,041	27,178

Other income (expense), net	(467)	181
Income before income taxes	27,574	27,359
Income tax provision	10,495	10,086
Net income	$17,079	$17,273

Earnings per common share:
Basic	$0.47	$0.51
Diluted	$0.44	$0.48

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	March 31,
	2016	December 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$35,341	$33,087
Accounts receivable (less allowance for losses of $1,571 in 2016 and $1,640 in 2015)	137,332	176,360
Short-term investments	18,332	13,423
Prepaid expenses	20,984	22,334
Income tax receivable	11,798	21,080
Other current assets	1,749	1,931
Total current assets	225,536	268,215

Accounts receivable, long-term	3,098	2,777
Property and equipment, net	114,291	101,112
Other assets:
Goodwill	655,167	653,666
Other intangibles, net	286,475	295,378
Non-current investments and other assets	33,442	35,422
	$1,318,009	$1,356,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,316	$6,789
Accrued liabilities	33,260	49,156
Deferred revenue	250,108	281,627
Total current liabilities	289,684	337,572

Revolving line of credit	140,000	66,000
Deferred revenue, long-term	4,561	3,115
Deferred income taxes	91,775	91,026

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2016 and 2015	481	481
Additional paid-in capital	608,496	607,755
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	343,098	326,019
Treasury stock, at cost; 12,043,727 and 11,373,666 shares in 2016 and 2015, respectively	(160,040)	(75,352)
Total shareholders' equity	791,989	858,857
	$1,318,009	$1,356,570

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$17,079	$17,273
Adjustments to reconcile net income to cash provided (used) by operations:
Depreciation and amortization	12,176	3,713
Share-based compensation expense	6,480	4,258
Excess tax benefit from exercises of share-based arrangements	(1,051)	(3,558)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	35,750	8,320
Income taxes	10,424	8,394
Prepaid expenses and other current assets	2,074	763
Accounts payable	(473)	(328)
Accrued liabilities	(11,738)	(16,423)
Deferred revenue	(30,451)	(24,507)
Net cash provided (used) by operating activities	40,270	(2,095)

Cash flows from investing activities:
Purchase of marketable security investments	(6,410)	—
Proceeds from marketable security investments	3,025	—
Cost of acquisitions	(2,000)	(325)
Additions to property and equipment	(16,722)	(1,909)
Investment in Record Holdings Pty Limited	—	(15,000)
Increase in other	(49)	—
Net cash used by investing activities	(22,156)	(17,234)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	74,000	—
Purchase of treasury shares	(93,930)	—
Proceeds from exercise of stock options	1,781	3,425
Contributions from employee stock purchase plan	1,238	900
Excess tax benefit from exercises of share-based arrangements	1,051	3,558
Net cash (used) provided by financing activities	(15,860)	7,883

Net increase (decrease) in cash and cash equivalents	2,254	(11,446)
Cash and cash equivalents at beginning of period	33,087	206,167
Cash and cash equivalents at end of period	$35,341	$194,721

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2016 and December 31, 2015 and operating result amounts are for the three months ended March 31, 2016 and 2015, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2015. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

(2) Acquisitions

In November 2015, we acquired all of the capital stock of New World Systems Corporation (“NWS”), which provides public safety and financial solutions for local governments. The operating results of NWS are included with the operating results of the Enterprise Software Solutions segment, since the date of acquisition.  In the three months ended March 31, 2016, we paid $2.0 million related to the working capital holdback of $4.0 million, which was accrued at December 31, 2015.  We reduced the remaining working capital accrued liability and also recorded several miscellaneous adjustments to the preliminary opening balance sheet related to additional reserves for receivables and contingencies and other miscellaneous items for a net increase to goodwill of approximately $1.5 million.  As of March 31, 2016, the purchase price allocation for NWS is not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangibles, liabilities, deferred revenue, and related deferred taxes are subject to change as valuations are finalized.

(3) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.

As of  March 2016, we have $33.9 million in investment grade corporate and municipal bonds with maturity dates ranging from 2016 through mid-2017. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair value of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

We have a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The fair value of this investment is based on valuations using Level III, unobservable inputs that are supported by little or no market value activity and that are significant to the fair value of the investment.  This investment is included in non-current investments and other assets.

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Three months ended March 31,
	2016		2015
	Shares	Amount	Shares	Amount
Stock option exercises	79	$1,781	180	$3,425
Employee stock plan purchases	8	1,238	10	900
Purchase of common stock	(758)	(94,497)	—	—

As of March 31, 2016, we had authorization from our board of directors to repurchase up to 643,000 additional shares of Tyler common stock.

(5) Revolving Line of Credit

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

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s  prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of March 31, 2016, our interest rate was 1.7%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2016, we were in compliance with those covenants.

As of March 31, 2016, we had $140.0 million in outstanding borrowings and two outstanding letters of credit totaling $3.2 million. Unused borrowing capacity under the Credit Facility was $156.8 million.

(6) Income Tax Provision

For the three months ended March 31, 2016 and March 31, 2015, we had effective income tax rates of 38.1% and 36.9%, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% principally due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions and non-deductible meals and entertainment costs.

We made tax payments of $71,000 and $1.5 million in the three months ended March 31, 2016 and March 31, 2015, respectively.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended March 31,
	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$17,079	$17,273
Denominator:
Weighted-average basic common shares outstanding	36,549	33,562
Assumed conversion of dilutive securities:
Stock options	2,008	2,333
Denominator for diluted earnings per share - Adjusted weighted-average shares	38,557	35,895
Earnings per common share:
Basic	$0.47	$0.51
Diluted	$0.44	$0.48

For the three months ended March 31, 2016 and March 31, 2015, stock options representing the right to purchase common stock of approximately 762,000 shares and 648,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of income, pursuant to Accounting Standards Codification (“ASC”) 718, Stock Compensation:

	Three months ended March 31,
	2016	2015
Cost of software services, maintenance and subscriptions	$1,317	$701
Selling, general and administrative expenses	5,163	3,557
Total share-based compensation expenses	$6,480	$4,258

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;
•	courts and justice and public safety software solutions; and
•	appraisal and tax software solutions and property appraisal services.

In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management; municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; and the courts and justice and public safety software solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software Solutions (“ESS”). The ESS segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

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

For the three months ended March 31, 2016
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$15,654	$1,196	$—	$16,850
Subscriptions	31,985	2,104	—	34,089
Software services	38,605	3,825	—	42,430
Maintenance	71,400	4,632	—	76,032
Appraisal services	—	6,558	—	6,558
Hardware and other	3,036	15	283	3,334
Intercompany	1,160	—	(1,160)	—
Total revenues	$161,840	$18,330	$(877)	$179,293
Segment operating income	$40,669	$4,830	$(8,637)	$36,862

For the three months ended March 31, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$12,327	$1,973	$—	$14,300
Subscriptions	24,309	979	—	25,288
Software services	29,168	1,636	—	30,804
Maintenance	53,014	4,334	—	57,348
Appraisal services	—	6,089	—	6,089
Hardware and other	1,138	—	(1)	1,137
Intercompany	926	—	(926)	—
Total revenues	$120,882	$15,011	$(927)	$134,966
Segment operating income	$32,254	$3,067	$(6,535)	$28,786

	Three months ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2016	2015
Total segment operating income	$36,862	$28,786
Amortization of acquired software	(5,459)	(456)
Amortization of customer and trade name intangibles	(3,362)	(1,152)
Other income (expense), net	(467)	181
Income before income taxes	$27,574	$27,359

(10) Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(11) New Accounting Pronouncements

Revenue from Contracts with Customers. On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements.

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

Leases. On February 25, 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and
•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are currently assessing the financial impact of adopting the new standard however, given the scope of the new standard, we are currently unable to provide a reasonable estimate regarding the financial impact. We currently expect to adopt the new standard in fiscal year 2019.

Compensation-Stock Compensation. On March 31, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”, that will require entities to recognize the income tax effects of share based payments to employees in the income statement when the awards vest or are settled. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We are currently assessing the financial impact of adopting the new standard. Given the scope of the new standard, we are currently unable to provide a reasonable estimate regarding the financial impact, but expect it will impact our income tax expense and effective tax rate. We currently plan to adopt the new standard in fiscal year 2016.

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

Our products generally automate six major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, and (6) land and vital records management. We report our results in two segments. The Enterprise Software Solutions (“ESS”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management; courts and justice processes; public safety; planning, regulatory and maintenance; and land and vital records management. The Appraisal and Tax Software Solutions and Services (“ATSS”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

Our total employee count increased to 3,627 at March 31, 2016 from 2,934 at March 31, 2015. This increase includes 520 employees added as the result of two acquisitions in 2015.

For the three months ended March 31, 2016, total revenues increased 33% compared to the prior year period.  Organic revenue increased 14% and revenues from acquisitions completed in 2015 contributed 19%. Continued strong growth in our e-filing revenues from courts, as well as a gradual shift toward cloud-based, software as a service business led to a 35% growth in revenues from subscriptions, of which 31% was organic. Activity in the local government software market continues to be good, and with the inclusion of New World Systems Corporation (“ NWS”),which was acquired in November 2015, our backlog at March 31, 2016 reached $808.7 million, a 17% increase from last year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2015.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues First Quarter
	2016	2015
Revenues:
Software licenses and royalties	9.4%	10.6%
Subscriptions	19.0	18.7
Software services	23.7	22.8
Maintenance	42.4	42.5
Appraisal services	3.7	4.5
Hardware and other	1.8	0.9
Total revenues	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	3.4	0.7
Cost of software services, maintenance and subscriptions	47.6	48.4
Cost of appraisal services	2.2	3.1
Cost of hardware and other	1.0	0.4
Selling, general and administrative expenses	22.7	21.1
Research and development expense	5.6	5.2
Amortization of customer and trade name intangibles	1.9	1.0
Operating income	15.6	20.1
Other income (expense), net	(0.2)	0.1
Income before income taxes	15.4	20.2
Income tax provision	5.9	7.4
Net income	9.5%	12.8%

Revenues

On November 16, 2015, we acquired NWS, which provides public safety and financial solutions for local governments. The following table details revenue for NWS for the three months ended March 31, 2016, which is included in our consolidated statement of income:

Three months ended March 31, 2016
Revenues:
Software licenses	$3,508
Subscriptions	1,011
Software services	5,176
Maintenance	13,209
Hardware and other	745
Total revenues	$23,649

In May 2015, we acquired a company which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations.  The impact of this acquisition on our operating results is not considered material and is not included in the table above.  The results of these two acquisitions are included with the operating results of the ESS segment from their dates of acquisition.

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
ESS	$15,654	$12,327	$3,327	27%
ATSS	1,196	1,973	(777)	(39)
Total software licenses and royalties revenue	$16,850	$14,300	$2,550	18%

Excluding the results of acquisitions, software license revenue decreased 9% for the three months ended March 31, 2016 compared to the prior year period. The majority of this reduction was due to more clients choosing our subscription based option, rather than purchasing the software under a traditional perpetual software arrangement.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to continue to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new client mix for the three months ended March 31, 2016 was approximately 66% selecting perpetual software license arrangements and approximately 34% selecting subscription-based arrangements compared to a client mix for the three months ended March 31, 2015 of approximately 72% selecting perpetual software license arrangements and approximately 28% selecting subscription-based arrangements. 65 new clients entered into subscription-based software arrangements for the three months ended March 31, 2016 compared to 32 new clients for the three months ended March 31, 2015.

Subscriptions

The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
ESS	$31,985	$24,309	$7,676	32%
ATSS	2,104	979	1,125	115
Total subscriptions revenue	$34,089	$25,288	$8,801	35%

Subscription-based services revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Excluding acquisitions, subscriptions revenue grew 31% for the three months ending March 31, 2016, compared to the prior year period.  New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending March 31, 2016, we added 65 new SaaS clients and 11 existing on-premises clients converted to our SaaS model. Since March 31, 2015, we have added 167 new SaaS clients and 58 existing on-premises clients have converted to our SaaS model. Also, e-filing services contributed approximately $1.5 million to the subscriptions revenue increase for the three months ended March 31, 2016.  Almost half of the e-filing revenue increase related to implementation of a statewide contract that began in mid-2015.  The remaining increase related to several county and state clients that have implemented mandatory electronic filing.

Software services

The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
ESS	$38,605	$29,168	$9,437	32%
ATSS	3,825	1,636	2,189	134
Total software services revenue	$42,430	$30,804	$11,626	38%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue grew 20% compared to the prior year period. This growth is partly due to additions to our implementation and support staff, which increased our capacity to deliver backlog, and a contract mix that included more custom development and other services.

Maintenance

The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
ESS	$71,400	$53,014	$18,386	35%
ATSS	4,632	4,334	298	7
Total maintenance revenue	$76,032	$57,348	$18,684	33%

We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew 8% compared to the prior year. Maintenance and support revenue increased mainly due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
ESS	$—	$—	$—	—%
ATSS	6,558	6,089	469	8
Total appraisal services revenue	$6,558	$6,089	$469	8%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue increased primarily due to the Franklin County, Ohio revaluation, which began late in the first quarter of 2015.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
Software licenses and royalties	$638	$553	$85	15%
Acquired software	5,459	456	5,003	N/M
Software services, maintenance and subscriptions	85,270	65,377	19,893	30
Appraisal services	3,962	4,135	(173)	(4)
Hardware and other	1,846	566	1,280	226
Total cost of revenues	$97,175	$71,087	$26,088	37%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
	2016	2015	Change
Software licenses, royalties and acquired software	63.8%	92.9%	(29.1)%
Software services, maintenance and subscriptions	44.1	42.4	1.7
Appraisal services	39.6	32.1	7.5
Hardware and other	44.6	50.2	(5.6)
Overall gross margin	45.8%	47.3%	(1.5)%

Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2016, our software licenses, royalties and acquired software gross margin percentage declined compared to the prior year period due to much higher amortization expense for acquired software resulting from our acquisition of NWS. Excluding the impact of NWS revenues and amortization expense, our software license, royalties and acquired software gross margin was 94.1%.

Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three months ended March 31, 2016 was 1.7% higher than the comparable prior year period.  Excluding 291 employees added with acquisitions, our implementation and support staff has grown by 152 employees since March 31, 2015. Many of these additions occurred in early to mid-2015 and are contributing to revenue in 2016.  In addition, the NWS revenue mix includes more maintenance than software services compared to Tyler’s historical revenue mix which benefited the gross margin. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Price increases also resulted in slightly higher rates on certain services.

Appraisal services. Appraisal services revenue comprised approximately 4% of total revenue. The appraisal services gross margin for the three months ended March 31, 2016 increased 7.5% compared to the same period in 2015. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally end with the projects’ completion. The appraisal services gross margin was favorably impacted by operational efficiencies associated with two large revaluation contracts.

For the three months ended March 31, 2016, our blended gross margin declined 1.5% compared to the prior year. The gross margin was negatively impacted by increased acquired software amortization expense associated with the NWS acquisition and a contract mix that included less software license revenues. Improved utilization of our support and maintenance staff slightly offset the gross margin decline.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as, professional fees, trade show activities, advertising costs and other marketing related costs.

The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
Selling, general and administrative expenses	$40,759	$28,545	$12,214	43%

SG&A as a percentage of revenues was 22.7% for the three months ended March 31, 2016 compared to 21.1% for the three months ended March 31, 2015. Excluding acquisitions, SG&A expense increased approximately 17%.  This increase is mainly due to compensation cost related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. Excluding 141 employees added with acquisitions, we have added 20 employees mainly to our sales and finance teams since March 31, 2015. In addition, for the three months ended March 31, 2016, stock compensation expense rose $1.6 million compared to the same period in 2015, mainly due to increases in our stock price over the last few years.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
Research and development expense	$9,956	$7,004	$2,952	42%

Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. Our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX was amended in March 2016 and  significantly reduced our development commitment through March 2018. However, we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. License and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

Excluding acquisitions, research and development expense in the three months ended March 31, 2016 declined 2% mainly due to reduced development efforts for Microsoft Dynamics AX, offset somewhat by other research and development efforts related to new Tyler product development initiatives. As a result of the Microsoft Dynamics AX amendment, we plan to re-deploy certain development resources to enhance functionality on several existing solutions and these costs will be recorded in cost of sales – software services, maintenance and subscriptions.

Amortization of Customer and Trade Name Intangibles

Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization of customer and trade name intangibles increased substantially from the comparable prior year period due to the acquisition of NWS in November 2015. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense.

The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
Amortization of customer and trade name intangibles	$3,362	$1,152	$2,210	192%

Other Income (Expense), Net

The following table sets forth a comparison of our other income (expense), net for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
Other income (expense), net	$(467)	$181	$(648)	N/M

Other income (expense), net is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement, as well as interest income from invested cash.  In 2015, we had significantly higher invested cash balances until we completed the NWS acquisition on November 16, 2015.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2016	2015	$	%
Income tax provision	$10,495	$10,086	$409	4%

Effective income tax rate	38.1%	36.9%

The effective income tax rates for the three months ended March 31, 2016 and 2015, were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. The effective income tax rate for the three months ended March 31, 2016, increased compare to the prior year period due to higher non-deductible share-based compensation.

In the past few years a relatively high amount of excess tax benefits related to stock option exercises have resulted in a reduction in our qualified manufacturing activities deduction. The qualified manufacturing activities deduction can be limited to a certain level of taxable income on the tax return. Therefore any significant items that reduce taxable income, such as excess tax benefits on stock options, can reduce the amount of the qualified manufacturing activities deduction. It is possible that significant excess tax benefits related to stock option exercises for the remainder of the year could reduce the qualified manufacturing activities deduction. A reduction in the qualified manufacturing activities deduction could result in a higher effective tax rate. The excess tax benefits for the three months ended March 31, 2016 was $1.1 million and did not materially impact the tax rate.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2016, we had cash and cash equivalents of $35.3 million compared to $33.1 million at December 31, 2015. We also had $33.9 million invested in investment grade corporate and municipal bonds as of March 31, 2016. These investments mature between 2016 and mid-2017 and we intend to hold these investments until maturity. As of March 31, 2016, we had $140.0 million in outstanding borrowings and two outstanding letters of credit totaling $3.2 million. We do not believe the letters of credit will be required to be drawn upon. These letters of credit expire between mid-2016 and mid-2017. We believe our revolving line of credit, cash from operating activities, cash on hand and access to the credit markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2016	2015
Cash flows provided (used) by:
Operating activities	$40,270	$(2,095)
Investing activities	(22,156)	(17,234)
Financing activities	(15,860)	7,883
Net increase (decrease) in cash and cash equivalents	$2,254	$(11,446)

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

For the three months ended March 31, 2016, operating activities provided cash of $40.3 million. Operating activities that provided cash were primarily comprised of net income of $17.1 million, non-cash depreciation and amortization charges of $12.2 million and non-cash share-based compensation expense of $6.5 million. Working capital, excluding cash, declined approximately $5.6 million mainly due to collections of annual maintenance renewal billings that are billed near the end of December.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our largest renewal billing cycles occur in the second and fourth quarters. However, we recorded a significant amount of new software license arrangements in 2015, which is a factor in maintenance growth. The related maintenance billings for these new arrangements were processed at various times throughout 2015, rather than on our normal maintenance billing cycles which slightly altered our typical deferred revenue cycle in 2015. In addition, subscription renewals are billed throughout the year.

Our days sales outstanding (“DSO”) was 69 days at March 31, 2016, compared to 100 days at December 31, 2015 and 71 days at March 31, 2015. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $22.2 million in the three months ending March 31, 2016. Approximately $16.7 million was invested in property and equipment. We purchased an office building in Falmouth, Maine that was previously leased from an entity owned by an executives’ father and brother, for approximately $9.7 million and paid $493,000 to begin construction to expand space in a building in Yarmouth, Maine. We plan to spend approximately $8.5 million in 2016 and approximately $18.5 million in 2017 in connection with the completion of this office expansion. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings.  In March 2016, we paid $2.0 million related to the working capital holdback in connection with the NWS acquisition.

In the three months ended March 31, 2015, investing activities used cash of $17.2 million. On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal settings. The remaining use of cash related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. These expenditures were funded from cash generated from operations, cash on hand and bank borrowings.

Financing activities used cash of $15.9 million in the three months ended March 31, 2016. Cash used by financing activities was comprised of purchases of treasury shares, net borrowings from our revolving line of credit and proceeds from stock option exercises and employee stock purchase plan activity. During the three months ended March 31, 2016, we purchased 758,000 shares of our common stock for an aggregate purchase price of $94.5 million, of which $567,000 was accrued at March 31, 2016. Financing activities in the three months ended March 31, 2015 provided cash of $7.9 million and was comprised of $4.3 million from stock option exercises and employee stock purchase plan activity and $3.6 million excess tax benefit from exercises of share-based arrangements.

At March 31, 2016, we had authorization to repurchase up to 643,000 additional shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2011. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

We made tax payments of $71,000 in the three months ended March 31, 2016 compared to tax payments of $1.5 million in the three months ended March 31, 2015.

Excluding acquisitions, we anticipate that 2016 capital spending will be between $37.0 million and $39.0 million. Capital spending includes $9.7 million paid in March for an office building in Falmouth, Maine and approximately $8.5 million we plan to spend to expand an office building in Yarmouth, Maine. We expect the remaining capital spending will consist primarily of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2016, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.

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

As of March 31, 2016, we had $140.0 million in outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1)  the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.

During the three months ended March 31, 2016, our effective average interest rate for borrowings was 1.8%. As of March 31, 2016 our interest rate was 1.7%. The Credit Facility is secured by substantially all of our assets.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2016, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: April 27, 2016