Form 10-Q
period 2016-06-30
TYLER TECHNOLOGIES INC
filed 2016-07-28
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares of common stock of registrant outstanding on July 22, 2016 was 36,340,400.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Software licenses and royalties	$17,551	$14,586	$34,401	$28,886
Subscriptions	33,968	26,949	68,057	52,237
Software services	46,040	34,563	88,470	65,367
Maintenance	78,743	59,463	154,775	116,811
Appraisal services	6,984	6,691	13,542	12,780
Hardware and other	5,686	4,043	9,020	5,180
Total revenues	188,972	146,295	368,265	281,261

Cost of revenues:
Software licenses and royalties	666	483	1,304	1,036
Acquired software	5,680	456	11,139	912
Software services, maintenance and subscriptions	86,717	69,678	171,987	135,055
Appraisal services	4,458	4,278	8,420	8,413
Hardware and other	4,515	3,147	6,361	3,713
Total cost of revenues	102,036	78,042	199,211	149,129

Gross profit	86,936	68,253	169,054	132,132

Selling, general and administrative expenses	42,232	30,396	82,991	58,941
Research and development expense	10,336	7,110	20,292	14,114
Amortization of customer and trade name intangibles	3,453	1,151	6,815	2,303

Operating income	30,915	29,596	58,956	56,774

Other (expense) income, net	(720)	185	(1,187)	366
Income before income taxes	30,195	29,781	57,769	57,140
Income tax provision	11,323	10,945	21,818	21,031
Net income	$18,872	$18,836	$35,951	$36,109

Earnings per common share:
Basic	$0.52	$0.56	$0.99	$1.07
Diluted	$0.49	$0.52	$0.94	$1.00

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	June 30,
	2016	December 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$41,327	$33,087
Accounts receivable (less allowance for losses of $1,560 in 2016 and $1,640 in 2015)	209,483	176,360
Short-term investments	22,642	13,423
Prepaid expenses	22,976	22,334
Income tax receivable	23,994	21,080
Other current assets	3,529	1,931
Total current assets	323,951	268,215

Accounts receivable, long-term	2,579	2,777
Property and equipment, net	115,886	101,112
Other assets:
Goodwill	655,393	653,666
Other intangibles, net	285,491	295,378
Non-current investments and other assets	29,752	35,422
	$1,413,052	$1,356,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,574	$6,789
Accrued liabilities	49,875	49,156
Deferred revenue	296,481	281,627
Total current liabilities	352,930	337,572

Revolving line of credit	135,000	66,000
Deferred revenue, long-term	3,704	3,115
Deferred income taxes	92,110	91,026

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2016 and December 31, 2015	481	481
Additional paid-in capital	605,179	607,755
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	361,970	326,019
Treasury stock, at cost; 11,867,051 and 11,373,666 shares in 2016 and 2015, respectively	(138,276)	(75,352)
Total shareholders' equity	829,308	858,857
	$1,413,052	$1,356,570

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$35,951	$36,109
Adjustments to reconcile net income to cash provided (used) by operations:
Depreciation and amortization	24,850	7,484
Share-based compensation expense	13,692	8,861
Excess tax benefit from exercises of share-based arrangements	(6,694)	(8,827)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(35,530)	(36,624)
Income taxes	4,207	2,735
Prepaid expenses and other current assets	(1,435)	(549)
Accounts payable	(236)	(371)
Accrued liabilities	4,883	(5,685)
Deferred revenue	14,459	11,680
Net cash provided by operating activities	54,147	14,813

Cash flows from investing activities:
Additions to property and equipment	(21,959)	(6,126)
Purchase of marketable security investments	(10,607)	(6,449)
Proceeds from marketable security investments	6,526	—
Investment in Record Holdings Pty Limited	—	(15,000)
Cost of acquisitions, net of cash acquired	(9,394)	(6,447)
Increase in other	(281)	(9)
Net cash used by investing activities	(35,715)	(34,031)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	69,000	—
Purchase of treasury shares	(94,497)	(645)
Proceeds from exercise of stock options	5,793	6,729
Contributions from employee stock purchase plan	2,818	2,243
Excess tax benefit from exercises of share-based arrangements	6,694	8,827
Net cash (used) provided by financing activities	(10,192)	17,154

Net increase (decrease) in cash and cash equivalents	8,240	(2,064)
Cash and cash equivalents at beginning of period	33,087	206,167
Cash and cash equivalents at end of period	$41,327	$204,103

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2016 and December 31, 2015 and operating result amounts are for the three and six months ended June 30, 2016 and 2015, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2015. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015.

Certain amounts for the previous year have been reclassified to conform to the current year presentation.

(2) Acquisitions

In November 2015, we acquired all of the capital stock of New World Systems Corporation (“NWS”), which provides public safety and financial solutions for local governments. In the six months ended June 30, 2016, we paid $2.0 million related to the working capital holdback of $4.0 million, which was accrued at December 31, 2015. We reduced the remaining working capital accrued liability and also recorded several miscellaneous adjustments to the preliminary opening balance sheet related to additional reserves for receivables and contingencies and other miscellaneous items for a net decrease to goodwill of approximately $2.4 million.  As of June 30, 2016, the purchase price allocation for NWS is not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangibles, liabilities, deferred revenue, and related deferred taxes are subject to change as valuations are finalized.

The operating results of NWS are included with the operating results of the Enterprise Software Solutions segment, since the date of acquisition.

(3) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.

As of June 2016, we have $34.4 million in investment grade corporate and municipal bonds with maturity dates ranging from 2016 through mid-2018. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair value of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

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

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2016		2015
	Shares	Amount	Shares	Amount
Purchases of common stock	(758)	$(94,497)	(5)	(645)
Stock option exercises	241	5,793	355	$6,729
Employee stock plan purchases	23	2,818	23	2,243
Shares issued for acquisition	—	—	13	1,519

As of June 30, 2016, we had authorization from our board of directors to repurchase up to 2.1 million additional shares of Tyler common stock.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s  prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of June 30, 2016, our interest rate was 1.7%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2016, we were in compliance with those covenants.

As of June 30, 2016, we had $135.0 million in outstanding borrowings and two outstanding letters of credit totaling $2.2 million. Unused borrowing capacity under the Credit Facility was $162.8 million.

(6) Income Tax Provision

For the three and six months ended June 30, 2016, respectively, we had effective income tax rates of 37.5% and 37.8%, respectively, compared to 36.8% for the three and six months ended June 30, 2015. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% principally due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions and non-deductible meals and entertainment costs.

We made tax payments of $17.6 million and $18.3 million in the six months ended June 30, 2016 and June 30, 2015, respectively.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$18,872	$18,836	$35,951	$36,109
Denominator:
Weighted-average basic common shares outstanding	36,160	33,751	36,316	33,756
Assumed conversion of dilutive securities:
Stock options	2,036	2,346	2,023	2,340
Denominator for diluted earnings per share - Adjusted weighted-average shares	38,196	36,097	38,339	36,096
Earnings per common share:
Basic	$0.52	$0.56	$0.99	$1.07
Diluted	$0.49	$0.52	$0.94	$1.00

For the three and six months ended June 30, 2016, stock options representing the right to purchase common stock of approximately 708,000 shares and 735,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2015, stock options representing the right to purchase common stock of approximately 492,000 shares and 570,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of income, pursuant to Accounting Standards Codification (“ASC”) 718, Stock Compensation:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of software services, maintenance and subscriptions	$1,571	$746	$2,888	$1,447
Selling, general and administrative expenses	5,641	3,857	10,804	7,414
Total share-based compensation expenses	$7,212	$4,603	$13,692	$8,861

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;
•	courts and justice and public safety software solutions; and
•	appraisal and tax software solutions and property appraisal services.

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

We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisition, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference.

For the three months ended June 30, 2016
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$16,439	$1,112	$—	$17,551
Subscriptions	32,316	1,652	—	33,968
Software services	42,159	3,881	—	46,040
Maintenance	74,110	4,633	—	78,743
Appraisal services	—	6,984	—	6,984
Hardware and other	2,942	—	2,744	5,686
Intercompany	1,612	—	(1,612)	—
Total revenues	$169,578	$18,262	$1,132	$188,972
Segment operating income	$46,109	$3,990	$(10,051)	$40,048

For the six months ended June 30, 2016
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$32,093	$2,308	$—	$34,401
Subscriptions	64,301	3,756	—	68,057
Software services	80,763	7,707	—	88,470
Maintenance	145,510	9,265	—	154,775
Appraisal services	—	13,542	—	13,542
Hardware and other	5,977	16	3,027	9,020
Intercompany	2,772	—	(2,772)	—
Total revenues	$331,416	$36,594	$255	$368,265
Segment operating income	$86,778	$8,821	$(18,689)	$76,910

For the three months ended June 30, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$13,556	$1,030	$—	$14,586
Subscriptions	25,733	1,216	—	26,949
Software services	31,826	2,737	—	34,563
Maintenance	54,992	4,471	—	59,463
Appraisal services	—	6,691	—	6,691
Hardware and other	1,330	11	2,702	4,043
Intercompany	979	—	(979)	—
Total revenues	$128,416	$16,156	$1,723	$146,295
Segment operating income	$34,408	$3,903	$(7,108)	$31,203

For the six months ended June 30, 2015
	Enterprise Software Solutions	Appraisal and Tax Software Solutions and Services	Corporate	Totals
Revenues
Software licenses and royalties	$25,883	$3,003	$—	$28,886
Subscriptions	50,042	2,195	—	52,237
Software services	60,994	4,373	—	65,367
Maintenance	108,007	8,804	—	116,811
Appraisal services	—	12,780	—	12,780
Hardware and other	2,468	11	2,701	5,180
Intercompany	1,905	—	(1,905)	—
Total revenues	$249,299	$31,166	$796	$281,261
Segment operating income	$66,660	$6,971	$(13,642)	$59,989

	Three months ended June 30,		Six months ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2016	2015	2016	2015
Total segment operating income	$40,048	$31,203	$76,910	$59,989
Amortization of acquired software	(5,680)	(456)	(11,139)	(912)
Amortization of customer and trade name intangibles	(3,453)	(1,151)	(6,815)	(2,303)
Other (expense) income, net	(720)	185	(1,187)	366
Income before income taxes	$30,195	$29,781	$57,769	$57,140

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

On August 12, 2015, the FASB voted for a one-year deferral of the effective date of the new standard and now requires application of the new standard no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. However, under the proposal, public entities would be permitted to elect to early adopt the new standard as of the original effective date. We are currently assessing the financial impact of adopting the new standard and the methods of adoption, however, we are currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption of the new standard we will elect. We currently expect to adopt the new standard in fiscal year 2018 in accordance with the revised effective date.

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

The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are currently assessing the financial impact of adopting the new standard, however; we are currently unable to provide a reasonable estimate regarding the financial impact. We currently expect to adopt the new standard in fiscal year 2019.

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

Our total employee count increased to 3,723 at June 30, 2016 from 3,068 at June 30, 2015. This increase includes 515 employees added as the result of two acquisitions.

For the three and six months ended June 30, 2016, total revenues increased 29% and 31%, respectively, compared to the prior year periods.  Organic revenue increased 11% and 12% for the three and six months ended June 30, 2016, respectively, compared to the prior year periods and revenues from acquisitions completed in 2015 and 2016 contributed 18% and 19% for the three and six months ended June 30, 2016, respectively.

Subscriptions revenue grew 26% and 30% for the three and six months ended June 30, 2016, respectively, due to a gradual shift toward cloud-based, software as a service business, as well as continued strong growth in our e-filing revenues from courts. Organic subscriptions revenue increased 22% and 26% for the three and six months ended June 30, 2016, respectively. Activity in the local government software market continues to be strong, and with the inclusion of New World Systems Corporation (“ NWS”), which was acquired in November 2015, our backlog at June 30, 2016 reached $867.6 million, a 20% increase from last year.

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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Second Quarter		Six Months
	2016	2015	2016	2015
Revenues:
Software licenses and royalties	9.3%	10.0%	9.3%	10.3%
Subscriptions	18.0	18.4	18.5	18.6
Software services	24.4	23.6	24.0	23.2
Maintenance	41.7	40.6	42.0	41.5
Appraisal services	3.7	4.6	3.7	4.5
Hardware and other	2.9	2.8	2.5	1.9
Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	3.4	0.6	3.4	0.6
Cost of software services, maintenance and subscriptions	45.9	47.6	46.7	48.0
Cost of appraisal services	2.4	2.9	2.3	3.0
Cost of hardware and other	2.4	2.2	1.7	1.3
Selling, general and administrative expenses	22.3	20.8	22.5	21.0
Research and development expense	5.5	4.9	5.5	5.0
Amortization of customer and trade name intangibles	1.8	0.8	1.9	0.9
Operating income	16.3	20.2	16.0	20.2
Other (expense) income, net	(0.3)	0.1	(0.3)	0.1
Income before income taxes	16.0	20.3	15.7	20.3
Income tax provision	6.0	7.5	5.9	7.5
Net income	10.0%	12.8%	9.8%	12.8%

Revenues

On November 16, 2015, we acquired NWS, which provides public safety and financial solutions for local governments. The following table details revenue for NWS for the periods presented as of June 30, 2016, which is included in our consolidated statement of income:

	Second Quarter	Six Months
Revenues:
Software licenses	$3,040	$6,548
Subscriptions	1,017	2,028
Software services	6,323	11,499
Maintenance	14,977	28,186
Hardware and other	610	1,355
Total revenues	$25,967	$49,616

In June 2016, we acquired a company which provides scheduling, time and attendance software. The impact of this acquisition on our operating results is not considered material and is not included in the table above.

The results of these acquisitions are included with the operating results of the ESS segment from their dates of acquisition.

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ESS	$16,439	$13,556	$2,883	21%	$32,093	$25,883	$6,210	24%
ATSS	1,112	1,030	82	8	2,308	3,003	(695)	(23)
Total software licenses and royalties revenue	$17,551	$14,586	$2,965	20%	$34,401	$28,886	$5,515	19%

Excluding the results of acquisitions, software license revenue decreased 1% and 5% for the three and six months ended June 30, 2016, respectively, compared to the prior year periods. The decline for the three and six months ended June 30, 2016 was mainly due to lower add-on sales from our existing customer base of approximately $650,000 and $785,000, respectively, for courts and justice related solutions that assist and support the transition to a paperless environment. By the end of 2015, the majority of our courts and justice clients had implemented these add-on solutions. Software license revenue also declined in the six months ended June 30, 2016, due to more clients choosing our subscription-based option, rather than purchasing the software under a traditional perpetual software arrangement.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to continue to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new client mix for the six months ended June 30, 2016 was approximately 66% selecting perpetual software license arrangements and approximately 34% selecting subscription-based arrangements compared to a client mix for the six months ended June 30, 2015, of approximately 74% selecting perpetual software license arrangements and approximately 26% selecting subscription-based arrangements. 74 and 139 new clients entered into subscription-based software arrangements for the three and six months ended June 30, 2016 compared to 34 and 66 new clients for the three and six months ended June 30, 2015, respectively.

Subscriptions

The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ESS	$32,316	$25,733	$6,583	26%	$64,301	$50,042	$14,259	28%
ATSS	1,652	1,216	436	36	3,756	2,195	1,561	71
Total subscriptions revenue	$33,968	$26,949	$7,019	26%	$68,057	$52,237	$15,820	30%

Subscription-based services revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Excluding acquisitions, subscriptions revenue grew 22% and 26% for the three and six months ending June 30, 2016, respectively, compared to the prior year periods. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ending June 30, 2016, respectively, we added 74 and 139 new SaaS clients and 18 and 29 existing on-premises clients converted to our SaaS model, respectively. Since June 30, 2015, we added 207 new SaaS clients and 56 existing on-premises clients have converted to our SaaS model. Also, e-filing services contributed approximately $1.3 million and $2.8 million to the subscriptions revenue increase for the three and six months ended June 30, 2016, respectively, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.

Software services

The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ESS	$42,159	$31,826	$10,333	32%	$80,763	$60,994	$19,769	32%
ATSS	3,881	2,737	1,144	42	7,707	4,373	3,334	76
Total software services revenue	$46,040	$34,563	$11,477	33%	$88,470	$65,367	$23,103	35%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, for the three and six months ended June 30, 2016, respectively, software services revenue grew 15% and 17% compared to the prior year periods. This growth is partly due to additions to our implementation and support staff, which increased our capacity to deliver backlog, and a contract mix that included more custom development and other services.

Maintenance

The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ESS	$74,110	$54,992	$19,118	35%	$145,510	$108,007	$37,503	35%
ATSS	4,633	4,471	162	4	9,265	8,804	461	5
Total maintenance revenue	$78,743	$59,463	$19,280	32%	$154,775	$116,811	$37,964	33%

We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew approximately 7% for both the three and six months ended June 30, 2016 compared to the prior year. Maintenance and support revenue increased mainly due to growth in our installed customer base from new software license sales, as well as annual maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ESS	$—	$—	$—	—%	$—	$—	$—	—%
ATSS	6,984	6,691	293	4	13,542	12,780	762	6
Total appraisal services revenue	$6,984	$6,691	$293	4%	$13,542	$12,780	$762	6%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue for the six months ended June 30, 2016, increased primarily due to the Franklin County, Ohio revaluation, which began late in the first quarter of 2015.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Software licenses and royalties	$666	$483	$183	38%	$1,304	$1,036	$268	26%
Acquired software	5,680	456	5,224	N/M	11,139	912	10,227	N/M
Software services, maintenance and subscriptions	86,717	69,678	17,039	24	171,987	135,055	36,932	27
Appraisal services	4,458	4,278	180	4	8,420	8,413	7	—
Hardware and other	4,515	3,147	1,368	43	6,361	3,713	2,648	71
Total cost of revenues	$102,036	$78,042	$23,994	31%	$199,211	$149,129	$50,082	34%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months
	2016	2015	Change	2016	2015	Change
Software licenses, royalties and acquired software	63.8%	93.6%	(29.8)%	63.8%	93.3%	(29.5)%
Software services, maintenance and subscriptions	45.4	42.4	3.0	44.8	42.4	2.4
Appraisal services	36.2	36.1	0.1	37.8	34.2	3.6
Hardware and other	20.6	22.2	(1.6)	29.5	28.3	1.2
Overall gross margin	46.0%	46.7%	(0.7)%	45.9%	47.0%	(1.1)%

Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and six months ended June 30, 2016, respectively, our software licenses, royalties and acquired software gross margin percentage declined compared to the prior year periods due to much higher amortization expense for acquired software resulting from our acquisition of NWS. Excluding the impact of NWS revenues and amortization expense, our software license, royalties and acquired software gross margin was 93.6% and 93.8% for the three and six months ended June 30, 2016, respectively.

Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three and six months ended June 30, 2016, respectively, was 3.0% and 2.4% higher than the comparable prior year periods. Excluding 283 employees added with acquisitions, our implementation and support staff has grown by 109 employees since June 30, 2015. To support sales growth, we began making significant investments in our implementation and support staff in early 2015. Since December 31, 2014, we have added 259 employees, excluding employees added with acquisitions. These additions contributed to revenue growth in 2016. In addition, the NWS revenue mix includes a lower proportion of software services compared to Tyler’s historical revenue mix, which also benefited the gross margin. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Maintenance and subscription price increases also resulted in slightly higher gross margins.

Appraisal services. Appraisal services revenue comprised approximately 4% of total revenue. The appraisal services gross margin for the three and six months ended June 30, 2016, respectively, increased 0.1% and 3.6% compared to the same periods in 2015. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose terms of employment generally end with the projects’ completions.

For the three and six months ended June 30, 2016, respectively, our blended gross margin declined 0.7% and 1.1%, respectively, compared to the prior year periods. The gross margin was negatively impacted by increased acquired software amortization expense associated with the NWS acquisition and a contract mix that included less software license revenues. Improved utilization of our support and maintenance staff slightly offset the gross margin decline.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as, professional fees, trade show activities, advertising costs and other marketing related costs.

The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Selling, general and administrative expenses	$42,232	$30,396	$11,836	39%	$82,991	$58,941	$24,050	41%

SG&A as a percentage of revenues was 22.3% and 22.5% for the three and six months ended June 30, 2016, respectively, compared to 20.8% and 21.0% for the three and six months ended June 30, 2015, respectively. Excluding acquisitions, SG&A expense increased approximately 15% and 16% for the three and six months ended June 30, 2016, respectively. These increases are mainly due to compensation cost related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. Excluding 144 employees added with acquisitions, we have added 11 employees since June 30, 2015. In addition, for the three and six months ended June 30, 2016, respectively, stock compensation expense rose $1.8 million and $3.4 million compared to the same periods in 2015, mainly due to increases in our stock price over the last few years.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development expense	$10,336	$7,110	$3,226	45%	$20,292	$14,114	$6,178	44%

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

Excluding the results of acquisitions, research and development expense in the three and six months ended June 30, 2016 declined 4% and 3%, respectively, mainly due to reduced development efforts for Microsoft Dynamics AX, offset somewhat by other research and development efforts related to new Tyler product development initiatives. As a result of the Microsoft Dynamics AX amendment, we plan to re-deploy certain development resources to enhance functionality on several existing solutions and these costs will be recorded in cost of sales – software services, maintenance and subscriptions.

Amortization of Customer and Trade Name Intangibles

Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization of customer and trade name intangibles increased substantially from the comparable prior year periods due to the acquisition of NWS in November 2015. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense.

The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Amortization of customer and trade name intangibles	$3,453	$1,151	$2,302	200%	$6,815	$2,303	$4,512	196%

Other (Expense) Income, Net

The following table sets forth a comparison of our other (expense) income, net for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Other (expense) income, net	$(720)	$185	$(905)	N/M	$(1,187)	$366	$(1,553)	N/M

Other (expense) income, net is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement, as well as interest income from invested cash. In 2015, we had significantly higher invested cash balances and no outstanding debt until we completed the NWS acquisition on November 16, 2015.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Income tax provision	$11,323	$10,945	$378	3%	$21,818	$21,031	$787	4%

Effective income tax rate	37.5%	36.8%			37.8%	36.8%

The effective income tax rates for the three and six months ended June 30, 2016 and 2015, were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. The effective income tax rate for the three and six months ended June 30, 2016, increased compared to the prior year period mainly due to higher non-deductible share-based compensation.

In the past few years a relatively high amount of excess tax benefits related to stock option exercises have resulted in a reduction in our qualified manufacturing activities deduction. The qualified manufacturing activities deduction can be limited to a certain level of taxable income on the tax return. Therefore any significant items that reduce taxable income, such as excess tax benefits on stock options, can reduce the amount of the qualified manufacturing activities deduction. It is possible that significant excess tax benefits related to stock option exercises for the remainder of the year could reduce the qualified manufacturing activities deduction. A reduction in the qualified manufacturing activities deduction could result in a higher effective tax rate. The excess tax benefits for the three and six months ended June 30, 2016, respectively, were $5.6 million and $6.7 million and did not materially impact the tax rate.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2016, we had cash and cash equivalents of $41.3 million compared to $33.1 million at December 31, 2015. We also had $34.4 million invested in investment grade corporate and municipal bonds as of June 30, 2016. These investments mature between 2016 and mid-2018 and we intend to hold these investments until maturity. As of June 30, 2016, we had $135.0 million in outstanding borrowings and two outstanding letters of credit totaling $2.2 million. We do not believe the letters of credit will be required to be drawn upon. These letters of credit expire mid-2017. We believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2016	2015
Cash flows provided (used) by:
Operating activities	$54,147	$14,813
Investing activities	(35,715)	(34,031)
Financing activities	(10,192)	17,154
Net increase (decrease) in cash and cash equivalents	$8,240	$(2,064)

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

For the six months ended June 30, 2016, operating activities provided cash of $54.1 million. Operating activities that provided cash were primarily comprised of net income of $36.0 million, non-cash depreciation and amortization charges of $24.9 million and non-cash share-based compensation expense of $13.7 million. Working capital, excluding cash and investments, increased approximately $13.7 million mainly due to higher accounts receivable because our maintenance billing cycle peaks in June. Working capital also increased due to timing of payments on bonuses and prepaid commissions. These increases were offset slightly by timing of payments for wages.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. However, we recorded a significant amount of new software license arrangements in 2015, which is a factor in maintenance growth. The related maintenance billings for these new arrangements were processed at various times throughout 2015, rather than on our normal maintenance billing cycles which slightly altered our typical deferred revenue cycle in 2015. In addition, subscription renewals are billed throughout the year.

Our days sales outstanding (“DSO”) was 100 days at June 30, 2016, compared to 100 days at December 31, 2015 and 94 days at June 30, 2015. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. Our DSO increased compared to June 30, 2015 due to the inclusion of NWS maintenance billings which peak in June. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $35.7 million in the six months ending June 30, 2016. Approximately $22.0 million was invested in property and equipment. We purchased an office building in Falmouth, Maine that was previously leased from an entity owned by an executive’s father and brother, for approximately $9.7 million and paid $1.9 million for construction to expand a building in Yarmouth, Maine. We plan to spend approximately $11.5 million in 2016 and approximately $15.5 million in 2017 in connection with the completion of this office expansion. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. In the six months ended June 2016, we acquired

ExecuTime Software, LLC for approximately $7.4 million and paid $2.0 million related to the working capital holdback in connection with the NWS acquisition.

In the six months ended June 30, 2015, investing activities used cash of $34.0 million. On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal settings. On May 29, 2015, we paid $6.1 million in cash, net of cash acquired and including debt assumed, to acquire all of the capital stock of Brazos Technology Corporation. The remaining use of cash related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings.

Financing activities used cash of $10.2 million in the six months ended June 30, 2016 and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit and proceeds from stock option exercises and employee stock purchase plan activity. During the six months ended June 30, 2016, we purchased 758,000 shares of our common stock for an aggregate purchase price of $94.5 million at an average price paid per share of $124.75.

In the six months ended June 30, 2015, financing activities provided cash of $17.2 million and were comprised of $9.0 million from stock option exercises and employee stock purchase plan activity and $8.8 million excess tax benefit from exercises of share-based arrangements. We also purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000 in the six months ended June 30, 2015.

On May 11, 2016, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock and as a result we had authorization to repurchase up to 2.1 million shares of Tyler common stock as of June 30, 2016. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $17.6 million in the six months ended June 30, 2016 compared to tax payments of $18.3 million in the six months ended June 30, 2015.

Excluding acquisitions, we anticipate that 2016 capital spending will be between $42.0 million and $44.0 million. Capital spending includes $9.7 million paid in March for an office building in Falmouth, Maine and approximately $11.5 million of additional funds we plan to spend to expand an office building in Yarmouth, Maine. We expect the remaining capital spending will consist primarily of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2016, but the actual amount and timing of those costs, and whether they are capitalized or expensed, may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.

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

As of June 30, 2016, we had $135.0 million in outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1)  the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.

During the six months ended June 30, 2016, our effective average interest rate for borrowings was 1.8%. As of June 30, 2016, our interest rate was 1.7%. The Credit Facility is secured by substantially all of our assets.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business and except as described in this Quarterly Report, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2016, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: July 28, 2016