Form 10-Q
period 2016-09-30
TYLER TECHNOLOGIES INC
filed 2016-10-26
CIK 860731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares of common stock of registrant outstanding on October 21, 2016 was 36,627,400.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Revenues:
Software licenses and royalties	$19,930	$15,690	$54,331	$44,576
Subscriptions	36,869	29,036	104,926	81,273
Software services	44,738	36,398	133,208	101,765
Maintenance	83,000	61,018	237,775	177,829
Appraisal services	6,541	6,557	20,083	19,337
Hardware and other	3,419	2,146	12,439	7,326
Total revenues	194,497	150,845	562,762	432,106

Cost of revenues:
Software licenses and royalties	623	147	1,927	1,183
Acquired software	5,598	552	16,737	1,464
Software services, maintenance and subscriptions	88,623	72,764	260,610	207,819
Appraisal services	4,053	3,984	12,473	12,397
Hardware and other	2,120	1,565	8,481	5,278
Total cost of revenues	101,017	79,012	300,228	228,141

Gross profit	93,480	71,833	262,534	203,965

Selling, general and administrative expenses	42,007	31,869	124,998	90,810
Research and development expense	11,070	7,193	31,362	21,307
Amortization of customer and trade name intangibles	3,458	1,282	10,273	3,585

Operating income	36,945	31,489	95,901	88,263

Other (expense) income, net	(526)	255	(1,713)	621
Income before income taxes	36,419	31,744	94,188	88,884
Income tax provision	14,155	11,602	35,973	32,633
Net income	$22,264	$20,142	$58,215	$56,251

Earnings per common share:
Basic	$0.61	$0.59	$1.60	$1.66
Diluted	$0.58	$0.55	$1.51	$1.56

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share amounts)

	September 30,
	2016	December 31,
	(unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$23,314	$33,087
Accounts receivable (less allowance for losses of $2,657 in 2016 and $1,640 in 2015)	188,429	176,360
Short-term investments	23,764	13,423
Prepaid expenses	21,384	22,334
Income tax receivable	17,680	21,080
Other current assets	2,756	1,931
Total current assets	277,327	268,215

Accounts receivable, long-term	2,744	2,777
Property and equipment, net	120,963	101,112
Other assets:
Goodwill	647,525	653,666
Other intangibles, net	276,326	295,378
Non-current investments and other assets	27,881	35,422
	$1,352,766	$1,356,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,992	$6,789
Accrued liabilities	54,184	49,156
Deferred revenue	288,316	281,627
Total current liabilities	348,492	337,572

Revolving line of credit	34,000	66,000
Deferred revenue, long-term	2,924	3,115
Deferred income taxes	85,095	91,026

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2016 and December 31, 2015	481	481
Additional paid-in capital	595,162	607,755
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	384,234	326,019
Treasury stock, at cost; 11,532,984 and 11,373,666 shares in 2016 and 2015, respectively	(97,576)	(75,352)
Total shareholders' equity	882,255	858,857
	$1,352,766	$1,356,570

See accompanying notes.

TYLER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$58,215	$56,251
Adjustments to reconcile net income to cash provided (used) by operations:
Depreciation and amortization	37,521	11,586
Share-based compensation expense	21,348	14,459
Excess tax benefit from exercises of share-based arrangements	(18,816)	(10,801)
Deferred income tax (benefit) expense	(11,289)	643
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(14,641)	(14,356)
Income taxes	22,215	4,754
Prepaid expenses and other current assets	1,169	74
Accounts payable	(917)	(369)
Accrued liabilities	8,515	(3,349)
Deferred revenue	17,918	11,021
Net cash provided by operating activities	121,238	69,913

Cash flows from investing activities:
Additions to property and equipment	(29,529)	(8,525)
Purchase of marketable security investments	(13,127)	(29,391)
Proceeds from marketable security investments	9,256	—
Investment in Record Holdings Pty Limited	—	(15,000)
Cost of acquisitions, net of cash acquired	(9,394)	(6,447)
Increase (decrease) in other	(52)	5
Net cash used by investing activities	(42,846)	(59,358)

Cash flows from financing activities:
Decrease in net borrowings on revolving line of credit	(32,000)	—
Purchase of treasury shares	(94,499)	(645)
Proceeds from exercise of stock options	15,089	8,369
Contributions from employee stock purchase plan	4,429	3,367
Excess tax benefit from exercises of share-based arrangements	18,816	10,801
Net cash (used) provided by financing activities	(88,165)	21,892

Net (decrease) increase in cash and cash equivalents	(9,773)	32,447
Cash and cash equivalents at beginning of period	33,087	206,167
Cash and cash equivalents at end of period	$23,314	$238,614

See accompanying notes.

Tyler Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2016 and December 31, 2015 and operating result amounts are for the three and nine months ended September 30, 2016 and 2015, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2015. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.

Certain amounts for the previous year have been reclassified to conform to the current year presentation.

(2) Acquisitions

In November 2015, we acquired all of the capital stock of New World Systems Corporation (“NWS”), which provides public safety and financial solutions for local governments. In the nine months ended September 30, 2016, we paid $2.0 million related to the working capital holdback of $4.0 million, which was accrued at December 31, 2015, and reduced the remaining working capital accrued liability. Other adjustments included several miscellaneous adjustments to the preliminary opening balance sheet related to a reduction in deferred revenue and related deferred taxes and additional reserves for receivables and contingencies for a net decrease to goodwill of approximately $10.2 million.  As of September 30, 2016, the purchase price allocation for NWS is not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangibles, liabilities, deferred revenue, and related deferred taxes are subject to change as valuations are finalized.

The operating results of NWS are included with the operating results of the Enterprise Software Solutions segment, since the date of acquisition.

(3) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.

As of September 2016, we have $34.0 million in investment grade corporate and municipal bonds with maturity dates ranging from 2016 through mid-2018. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair value of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

We have a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in convertible preferred stock is accounted under the cost method because the Company does not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, the Company’s cost method investments are assessed for impairment. The Company does not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. This investment is included in non-current investments and other assets.

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Nine Months ended September 30,
	2016		2015
	Shares	Amount	Shares	Amount
Purchases of common stock	(758)	$(94,499)	(5)	$(645)
Stock option exercises	564	15,089	420	8,369
Employee stock plan purchases	34	4,429	33	3,367
Shares issued for acquisition	—	—	13	1,519

As of September 30, 2016, we had authorization from our board of directors to repurchase up to 2.1 million additional shares of Tyler common stock.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of September 30, 2016, our interest rate was 1.8%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2016, we were in compliance with those covenants.

As of September 30, 2016, we had $34.0 million in outstanding borrowings and two outstanding letters of credit totaling $2.2 million. Unused borrowing capacity under the Credit Facility was $263.8 million.

(6) Income Tax Provision

For the three and nine months ended September 30, 2016, we had effective income tax rates of 38.9% and 38.2%, respectively, compared to 36.5% and 36.7% for the three and nine months ended September 30, 2015, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% principally due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction, disqualifying incentive stock option dispositions and non-deductible meals and entertainment costs.

We made tax payments of $25.0 million and $27.2 million in the nine months ended September 30, 2016 and September 30, 2015, respectively.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$22,264	$20,142	$58,215	$56,251
Denominator:
Weighted-average basic common shares outstanding	36,433	33,900	36,438	33,787
Assumed conversion of dilutive securities:
Stock options	2,073	2,449	2,039	2,376
Denominator for diluted earnings per share - Adjusted weighted-average shares	38,506	36,349	38,477	36,163
Earnings per common share:
Basic	$0.61	$0.59	$1.60	$1.66
Diluted	$0.58	$0.55	$1.51	$1.56

For the three and nine months ended September 30, 2016, stock options representing the right to purchase common stock of approximately 741,000 shares and 737,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2015, stock options representing the right to purchase common stock of approximately 416,000 shares and 519,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of income, pursuant to Accounting Standards Codification (“ASC”) 718, Stock Compensation:

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
Cost of software services, maintenance and subscriptions	$1,779	$902	$4,668	$2,349
Selling, general and administrative expenses	5,877	4,696	16,680	12,110
Total share-based compensation expenses	$7,656	$5,598	$21,348	$14,459

(9) Segment and Related Information

We are a major provider of integrated information management solutions and services for the public sector, with a focus on local governments.

We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;
•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;
•	courts and justice and public safety software solutions; and
•	appraisal and tax software solutions and property appraisal services.

In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; and the courts and justice and public safety software solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software (“ES”) segment. The ES segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes; public safety; planning, regulatory and maintenance; and land and vital records management. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

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

For the three months ended September 30, 2016
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$18,492	$1,438	$—	$19,930
Subscriptions	35,169	1,700	—	36,869
Software services	40,608	4,130	—	44,738
Maintenance	78,292	4,708	—	83,000
Appraisal services	—	6,541	—	6,541
Hardware and other	3,428	—	(9)	3,419
Intercompany	1,971	—	(1,971)	—
Total revenues	$177,960	$18,517	$(1,980)	$194,497
Segment operating income	$52,372	$4,713	$(11,084)	$46,001

For the nine months ended September 30, 2016
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$50,585	$3,746	$—	$54,331
Subscriptions	99,470	5,456	—	104,926
Software services	121,372	11,836	—	133,208
Maintenance	223,802	13,973	—	237,775
Appraisal services	—	20,083	—	20,083
Hardware and other	9,406	16	3,017	12,439
Intercompany	4,743	—	(4,743)	—
Total revenues	$509,378	$55,110	$(1,726)	$562,762
Segment operating income	$139,151	$13,534	$(29,774)	$122,911

For the three months ended September 30, 2015
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$14,680	1,010	$—	$15,690
Subscriptions	27,772	1,264	—	29,036
Software services	33,210	3,188	—	36,398
Maintenance	56,451	4,567	—	61,018
Appraisal services	—	6,557	—	6,557
Hardware and other	2,162	—	(16)	2,146
Intercompany	1,014	—	(1,014)	—
Total revenues	$135,289	$16,586	$(1,030)	$150,845
Segment operating income	$37,853	$4,420	$(8,950)	$33,323

For the nine months ended September 30, 2015
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$40,563	$4,013	$—	$44,576
Subscriptions	77,814	3,459	—	81,273
Software services	94,203	7,562	—	101,765
Maintenance	164,457	13,372	—	177,829
Appraisal services	—	19,337	—	19,337
Hardware and other	4,632	11	2,683	7,326
Intercompany	2,919	—	(2,919)	—
Total revenues	$384,588	$47,754	$(236)	$432,106
Segment operating income	$104,513	$11,391	$(22,592)	$93,312

	Three Months ended September 30,		Nine Months ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2016	2015	2016	2015
Total segment operating income	$46,001	$33,323	$122,911	$93,312
Amortization of acquired software	(5,598)	(552)	(16,737)	(1,464)
Amortization of customer and trade name intangibles	(3,458)	(1,282)	(10,273)	(3,585)
Other (expense) income, net	(526)	255	(1,713)	621
Income before income taxes	$36,419	$31,744	$94,188	$88,884

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

On August 12, 2015, the FASB voted for a one-year deferral of the effective date of the new standard and now requires application of the new standard no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. However, under the proposal, public entities would be permitted to elect to early adopt the new standard as of the original effective date. We are assessing the financial impact of adopting the new standard and the methods of adoption, however, we are currently unable to provide a reasonable estimate regarding the financial impact or which method of adoption of the new standard we will elect. We expect to adopt the new standard in fiscal year 2018 in accordance with the revised effective date.

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

The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are assessing the financial impact of adopting the new standard, however; we are currently unable to provide a reasonable estimate regarding the financial impact. We expect to adopt the new standard in fiscal year 2019.

Compensation-Stock Compensation. On March 31, 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”, that will require entities to recognize the income tax effects of share based payments to employees in the income statement when the awards vest or are settled. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We are assessing the financial impact of adopting the new standard. We are currently unable to provide a reasonable estimate regarding the financial impact, but expect it will materially impact our income tax expense, operating cash flows, and the effective tax rate. We will adopt the new standard in the fourth quarter of fiscal year 2016.

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

GENERAL

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services that utilize the Tyler private cloud such as e-filing, which simplifies the filing and management of court related documents. We also provide property appraisal outsourcing services for taxing jurisdictions.

Our products generally automate six major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, and (6) land and vital records management. We report our results in two segments. The Enterprise Software (“ES”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management; courts and justice processes; public safety; planning, regulatory and maintenance; and land and vital records management. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

Our total employee count increased to 3,775 at September 30, 2016, from 3,075 at September 30, 2015. This increase includes 514 employees added as the result of two acquisitions.

For the three and nine months ended September 30, 2016, total revenues increased 29% and 30%, respectively, compared to the prior year periods. Organic revenue increased 11% and 12% for the three and nine months ended September 30, 2016, respectively, compared to the prior year periods and revenues from acquisitions completed in 2015 and 2016 contributed 18% for both the three and nine months ended September 30, 2016.

Subscriptions revenue grew 27% and 29% for the three and nine months ended September 30, 2016, respectively, due to a gradual shift toward cloud-based, software as a service (“SaaS”) business, as well as continued strong growth in our e-filing revenues from courts. Organic subscriptions revenue increased 23% and 25% for the three and nine months ended September 30, 2016, respectively. Activity in the local government software market continues to be strong, and with the inclusion of New World Systems Corporation (“NWS”), which was acquired in November 2015, our backlog at September 30, 2016, reached $935.6 million, a 23% increase from last year.

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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Third Quarter		Nine Months
	2016	2015	2016	2015
Revenues:
Software licenses and royalties	10.2%	10.4%	9.7%	10.3%
Subscriptions	19.0	19.2	18.6	18.8
Software services	23.0	24.2	23.7	23.6
Maintenance	42.7	40.5	42.3	41.2
Appraisal services	3.4	4.3	3.5	4.5
Hardware and other	1.7	1.4	2.2	1.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.2	0.6	3.3	0.6
Software services, maintenance and subscriptions	45.6	48.2	46.3	48.1
Appraisal services	2.1	2.6	2.2	2.9
Hardware and other	1.0	1.0	1.6	1.2
Selling, general and administrative expenses	21.6	21.1	22.2	21.0
Research and development expense	5.7	4.8	5.6	4.9
Amortization of customer and trade name intangibles	1.8	0.8	1.8	0.8
Operating income	19.0	20.9	17.0	20.5
Other (expense) income, net	(0.3)	—	(0.3)	—
Income before income taxes	18.7	20.9	16.7	20.5
Income tax provision	7.3	7.6	6.4	7.5
Net income	11.4%	13.3%	10.3%	13.0%

Revenues

On November 16, 2015, we acquired NWS, which provides public safety and financial solutions for local governments. The following table details revenues for NWS for the periods presented as of September 30, 2016, which are included in our consolidated statement of income:

	Third Quarter	Nine Months
Revenues:
Software licenses	$3,781	$10,329
Subscriptions	1,058	3,086
Software services	5,096	16,595
Maintenance	16,885	45,071
Hardware and other	590	1,945
Total revenues	$27,410	$77,026

In June 2016 we acquired a company which provides scheduling, time and attendance software. The impact of this acquisition on our operating results is not considered material and is not included in the table above.

The results of these acquisitions are included with the operating results of the ES segment from their dates of acquisition.

Software licenses and royalties

The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ES	$18,492	$14,680	$3,812	26%	$50,585	$40,563	$10,022	25%
A&T	1,438	1,010	428	42	3,746	4,013	(267)	(7)
Total software licenses and royalties revenue	$19,930	$15,690	$4,240	27%	$54,331	$44,576	$9,755	22%

Excluding the results of acquisitions, software license revenue and royalties increased 3% for the three months ended September 30, 2016, compared to the prior year period mainly due to higher royalties on sales of Microsoft Dynamics AX by other Microsoft partners. Royalty revenue is dependent upon sales volume from Microsoft partners and can vary substantially from period to period. Excluding the results of acquisitions, software license revenue declined 2% for the nine months ended September 30, 2016, compared to the prior year period. This decline was mainly due to lower add-on sales from our existing customer base of approximately $1.3 million for courts and justice related solutions that assist and support the transition to a paperless environment. By the end of 2015, the majority of our courts and justice clients had implemented these add-on solutions. Software license revenue was also negatively impacted for the three and nine months ended September 30, 2016, by an increase in the number of clients choosing our subscription-based option, rather than purchasing the software under a traditional perpetual software arrangement.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to continue to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new client mix for the nine months ended September 30, 2016, was approximately 68% selecting perpetual software license arrangements and approximately 32% selecting subscription-based arrangements compared to a client mix for the nine months ended September 30, 2015, of approximately 76% selecting perpetual software license arrangements and approximately 24% selecting subscription-based arrangements. 50 and 189 new clients entered into subscription-based software arrangements for the three and nine months ended September 30, 2016, compared to 35 and 101 new clients for the three and nine months ended September 30, 2015, respectively.

Subscriptions

The following table sets forth a comparison of our subscriptions revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ES	$35,169	$27,772	$7,397	27%	$99,470	$77,814	$21,656	28%
A&T	1,700	1,264	436	34	5,456	3,459	1,997	58
Total subscriptions revenue	$36,869	$29,036	$7,833	27%	$104,926	$81,273	$23,653	29%

Subscription-based services revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Excluding acquisitions, subscriptions revenue grew 23% and 25% for the three and nine months ending September 30, 2016, respectively, compared to the prior year periods. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and nine months ending September 30, 2016, respectively, we added 50 and 189 new SaaS clients and 18 and 47 existing on-premises clients converted to our SaaS model. Since September 30, 2015, we added 222 new SaaS clients and 56 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $1.0 million and $3.8 million to the subscriptions revenue increase for the three and nine months ended September 30, 2016, respectively, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.

Software services

The following table sets forth a comparison of our software services revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ES	$40,608	$33,210	$7,398	22%	$121,372	$94,203	$27,169	29%
A&T	4,130	3,188	942	30	11,836	7,562	4,274	57
Total software services revenue	$44,738	$36,398	$8,340	23%	$133,208	$101,765	$31,443	31%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, for the three and nine months ended September 30, 2016, respectively, software services revenue grew 9% and 14% compared to the prior year periods. This growth is partly due to additions to our implementation and support staff, which increased our capacity to deliver backlog, and a contract mix that included more custom development and other services.

Maintenance

The following table sets forth a comparison of our maintenance revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ES	$78,292	$56,451	$21,841	39%	$223,802	$164,457	$59,345	36%
A&T	4,708	4,567	141	3	13,973	13,372	601	4
Total maintenance revenue	$83,000	$61,018	$21,982	36%	$237,775	$177,829	$59,946	34%

We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew approximately 8% for both the three and nine months ended September 30, 2016, compared to the prior year. Maintenance revenue increased mainly due to growth in our installed customer base from new software license sales, as well as annual maintenance rate increases.

Appraisal services

The following table sets forth a comparison of our appraisal services revenue for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	6,541	6,557	(16)	(0)	20,083	19,337	746	4
Total appraisal services revenue	$6,541	$6,557	$(16)	(0)%	$20,083	$19,337	$746	4%

The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. Appraisal services revenue for the nine months ended September 30, 2016, increased primarily due to the Franklin County, Ohio, revaluation project, which began late in the fourth quarter of 2015.

Cost of Revenues and Gross Margins

The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Third Quarter		Change			Nine Months		Change
($ in thousands)	2016	2015	$	%		2016	2015	$	%
Software licenses and royalties	$623	$147	$476	N/M	%	$1,927	$1,183	$744	63%
Acquired software	5,598	552	5,046	N/M		16,737	1,464	15,273	N/M
Software services, maintenance and subscriptions	88,623	72,764	15,859	22		260,610	207,819	52,791	25
Appraisal services	4,053	3,984	69	2		12,473	12,397	76	—
Hardware and other	2,120	1,565	555	35		8,481	5,278	3,203	61
Total cost of revenues	$101,017	$79,012	$22,005	28%		$300,228	$228,141	$72,087	32%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Third Quarter			Nine Months
	2016	2015	Change	2016	2015	Change
Software licenses, royalties and acquired software	68.8%	95.5%	(26.7)%	65.6%	94.1%	(28.5)%
Software services, maintenance and subscriptions	46.2	42.5	3.7	45.2	42.4	2.8
Appraisal services	38.0	39.2	(1.2)	37.9	35.9	2.0
Hardware and other	38.0	27.1	10.9	31.8	28.0	3.8
Overall gross margin	48.1%	47.6%	0.5%	46.7%	47.2%	(0.5)%

Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and nine months ended September 30, 2016, respectively, our software licenses, royalties and acquired software gross margin percentage declined compared to the prior year periods due to much higher amortization expense for acquired software resulting from our acquisition of NWS. Excluding the impact of NWS revenues and amortization expense, our software license, royalties and acquired software gross margin was 94.4% and 94.1% for the three and nine months ended September 30, 2016, respectively.

Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three and nine months ended September 30, 2016, respectively, was 3.7% and 2.8% higher than the comparable prior year periods. Excluding 284 employees added with acquisitions, our implementation and support staff has grown by 139 employees since September 30, 2015. To support sales growth, we began making significant investments in our implementation and support staff in early 2015. Since December 31, 2014, we have added 303 employees, excluding employees added with acquisitions. These additions contributed to revenue growth in 2016. In addition, the NWS revenue mix includes a lower proportion of software services compared to Tyler’s historical revenue mix, which also benefited the gross margin. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Maintenance and subscription price increases also resulted in slightly higher gross margins.

Appraisal services. Appraisal services revenue comprised approximately 4% of total revenue. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose terms of employment generally end with the projects’ completions.

For the three and nine months ended September 30, 2016, respectively, our blended gross margin increased 0.5% and decreased 0.5%, respectively, compared to the prior year periods. Our overall gross margin was positively impacted by improved utilization of our support and maintenance staff. The contract mix included less software license revenues offsetting the gross margin increases.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as, professional fees, trade show activities, advertising costs and other marketing related costs.

The following table sets forth a comparison of our SG&A expenses for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Selling, general and administrative expenses	$42,007	$31,869	$10,138	32%	$124,998	$90,810	$34,188	38%

SG&A as a percentage of revenues was 21.6% and 22.2% for the three and nine months ended September 30, 2016, respectively, compared to 21.1% and 21.0% for the three and nine months ended September 30, 2015, respectively. Excluding acquisitions, SG&A expense increased approximately 10% and 14% for the three and nine months ended September 30, 2016, respectively. These increases are mainly due to compensation cost related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. Excluding 142 employees added with acquisitions, we have added 15 employees since September 30, 2015. In addition, for the three and nine months ended September 30, 2016, stock compensation expense rose $1.2 million and $4.6 million, respectively, compared to the same periods in 2015, mainly due to increases in our stock price over the last few years.

Research and Development Expense

The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Research and development expense	$11,070	$7,193	$3,877	54%	$31,362	$21,307	$10,055	47%

Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. Our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX was amended in March 2016, which significantly reduced our development commitment through March 2018. However, we will continue to provide sustained engineering and technical support for the public sector functionality within Dynamics AX. License and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.

Excluding the results of acquisitions, research and development expense in the three and nine months ended September 30, 2016, declined 0.1% and 2.1%, respectively, mainly due to reduced development efforts for Microsoft Dynamics AX, offset somewhat by other research and development efforts related to new Tyler product development initiatives. As a result of the Microsoft Dynamics AX amendment, we plan to redeploy certain development resources to enhance functionality on several existing solutions and these costs will be recorded in cost of sales – software services, maintenance and subscriptions.

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

The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Amortization of customer and trade name intangibles	$3,458	$1,282	$2,176	170%	$10,273	$3,585	$6,688	187%

Other (Expense) Income, Net

The following table sets forth a comparison of our other (expense) income, net for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Other (expense) income, net	$(526)	$255	$(781)	N/M	$(1,713)	$621	$(2,334)	N/M

Other (expense) income, net is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement, as well as interest income from invested cash. In 2015, we had significantly higher invested cash balances and no outstanding debt until we completed the NWS acquisition on November 16, 2015.

Income Tax Provision

The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Third Quarter		Change		Nine Months		Change
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Income tax provision	$14,155	$11,602	$2,553	22%	$35,973	$32,633	$3,340	10%

Effective income tax rate	38.9%	36.5%			38.2%	36.7%

The effective income tax rates for the three and nine months ended September 30, 2016 and 2015, were different from the statutory United States federal income tax rate of 35% primarily due to state income taxes, non-deductible share-based compensation expense, the qualified manufacturing activities deduction and non-deductible meals and entertainment costs. The effective income tax rate for the three and nine months ended September 30, 2016, increased compared to the prior year period mainly due to higher non-deductible share-based compensation.

In the past few years a relatively high amount of excess tax benefits related to stock option exercises have resulted in a reduction in our qualified manufacturing activities deduction. The qualified manufacturing activities deduction can be limited to a certain level of taxable income on the tax return. Therefore any significant items that reduce taxable income, such as excess tax benefits on stock options, can reduce the amount of the qualified manufacturing activities deduction. It is possible that significant excess tax benefits related to stock option exercises for the remainder of the year could reduce the qualified manufacturing activities deduction. A reduction in the qualified manufacturing activities deduction could result in a higher effective tax rate. The excess tax benefits for the three and nine months ended September 30, 2016, were $12.1 million and $18.8 million, respectively, and did not materially impact the tax rate.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2016, we had cash and cash equivalents of $23.3 million compared to $33.1 million at December 31, 2015. We also had $34.0 million invested in investment grade corporate and municipal bonds as of September 30, 2016. These investments mature between 2016 and mid-2018 and we intend to hold these investments until maturity. As of September 30, 2016, we had $34.0 million in outstanding borrowings and two outstanding letters of credit totaling $2.2 million. We do not believe the letters of credit will be required to be drawn upon. These letters of credit expire mid-2017. We believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the nine months ended September 30:

($ in thousands)	2016	2015
Cash flows provided (used) by:
Operating activities	$121,238	$69,913
Investing activities	(42,846)	(59,358)
Financing activities	(88,165)	21,892
Net (decrease) increase in cash and cash equivalents	$(9,773)	$32,447

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

For the nine months ended September 30, 2016, operating activities provided cash of $121.2 million. Operating activities that provided cash were primarily comprised of net income of $58.2 million, non-cash depreciation and amortization charges of $37.5 million and non-cash share-based compensation expense of $21.3 million. Other sources of operating cash were higher deferred revenue balances due to growth in our installed software maintenance customer base and growth in subscription-based arrangements and timing of payments for wages. Slightly offsetting these increases were annual maintenance and subscription billings as well as milestone billings for several contracts.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. However, we recorded a significant amount of new software license arrangements in 2015 and 2016, which is a factor in maintenance growth. The related maintenance billings for these new arrangements were processed at various times throughout year, rather than on our normal maintenance billing cycles, which slightly altered our typical deferred revenue cycle in 2015 and 2016. In addition, subscription renewals are billed throughout the year.

Our days sales outstanding (“DSO”) was 87 days at September 30, 2016, compared to 100 days at December 31, 2015 and 77 days at September 30, 2015. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $42.8 million in the nine months ending September 30, 2016. Approximately $29.5 million was invested in property and equipment. We purchased an office building in Falmouth, Maine, that was previously leased from an entity owned by an executive’s father and brother, for approximately $9.7 million and paid $4.6 million for construction to expand a building in Yarmouth, Maine. We plan to spend approximately $11.5 million in 2016 and approximately $15.5 million in 2017 in connection with the completion of this office expansion. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. In the nine months ended September 2016, we made a small acquisition for approximately $7.4 million and paid $2.0 million related to the working capital holdback in connection with the NWS acquisition.

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

Financing activities used cash of $88.2 million in the nine months ended September 30, 2016, and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit and proceeds from stock option exercises and employee stock purchase plan activity. During the nine months ended September 30, 2016, we purchased 758,000 shares of our common stock for an aggregate purchase price of $94.5 million at an average price paid per share of $124.75.

In the nine months ended September 30, 2015, financing activities provided cash of $21.9 million in the nine months ended September 30, 2015, and were comprised of $11.7 million from stock option exercises and employee stock purchase plan activity and $10.8 million excess tax benefit from exercises of share-based arrangements. We also purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000 in the nine months ended September 30, 2015.

On May 11, 2016, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock and as a result we had authorization to repurchase up to 2.1 million shares of Tyler common stock as of September 30, 2016. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $25.0 million in the nine months ended September 30, 2016, compared to tax payments of $27.2 million in the nine months ended September 30, 2015.

Excluding acquisitions, we anticipate that 2016 capital spending will be between $40.0 million and $42.0 million. Capital spending includes $9.7 million paid in March for an office building in Falmouth, Maine, and approximately $11.0 million of additional funds we plan to spend to expand an office building in Yarmouth, Maine. We expect the remaining capital spending will consist primarily of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2016, but the actual amount and timing of those costs, and whether they are capitalized or expensed, may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.

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

As of September 30, 2016, we had $34.0 million in outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.

During the nine months ended September 30, 2016, our effective average interest rate for borrowings was 1.8%. As of September 30, 2016, our interest rate was 1.8%. The Credit Facility is secured by substantially all of our assets.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2016, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Date: October 26, 2016