Form 10-K
period 2016-12-31
TYLER TECHNOLOGIES INC
filed 2017-02-22
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________
FORM 10-K
__________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10485
________________________________
TYLER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
__________________________________

DELAWARE	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
5101 Tennyson Parkway Plano, Texas	75024
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (972) 713-3700
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act:
NONE
_________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,505,843,000 based on the reported last sale price of common stock on June 30, 2016, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 21, 2017 was 36,828,000
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 10, 2017.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other local government entities. Most of our clients have our software installed in-house. For clients who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which utilize the Tyler private cloud. We provide professional IT services to our clients, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing client support services to ensure product performance and reliability, which provides us with long-term client relationships and a significant base of recurring maintenance revenue. In addition, we provide electronic document filing solutions (“e-filing”), which simplify the filing and management of court documents.
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
Gartner, Inc., a leading information technology research and advisory company, estimates that state and local government application and vertical specific software spending will grow from $12.7 billion in 2017 to $15.5 billion in 2020. The professional services and support segments of the market are expected to expand from $31.1 billion in 2017 to $35.1 billion in 2020. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $2.3 billion in 2017 to $2.9 billion in 2020 while professional services and support are expected to grow from $2.1 billion in 2017 to $2.4 billion in 2020.

PRODUCTS AND SERVICES
We provide a comprehensive and flexible suite of products and services that addresses the information technology needs of cities, counties, schools and other local government entities. We derive our revenues from five primary sources

•	Sales of software licenses and royalties

•	Subscription-based arrangements

•	Software services

•	Maintenance and support

•	Appraisal services
We design, develop, market and support a broad range of software solutions to serve mission-critical “back-office” functions of local governments. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software solutions and services are generally grouped in six major areas:

•	Financial Management and Education

•	Courts and Justice

•	Public Safety

•	Property Appraisal and Tax

•	Planning, Regulatory and Maintenance

•	Land and Vital Records Management
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
We also offer SaaS arrangements, which utilize the Tyler private cloud, for clients who do not wish to maintain, update and operate these systems or to make up-front capital expenditures to implement these advanced technologies. For these clients, the software and client data are hosted at our data centers or at third-party locations, and clients typically sign multi-year contracts for these subscription-based services.
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
Our unified court case management system is designed to automate the tracking and management of information involved in all case types, including criminal, traffic, civil, family, probate and juvenile courts. It also tracks the status of cases, processes fines and fees and generates the specialized judgment and sentencing documents, notices and forms required in the court process. Documents received by the court can be scanned into the electronic case file and easily retrieved for viewing. Documents generated by the court can be electronically signed and automatically attached to the electronic case file. Additional modules automate the management of court calendars, coordinate judges' schedules and generate court dockets. Our targeted courtroom technologies allow courts to rapidly review calendars, cases and view documents in the courtroom. Courts may also take advantage of our related jury management system.
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
Our supervision system allows pre-trial and probation offices to manage offender caseloads. Supervision officers can track contact schedules, risk/needs assessments and reassessments, detailed drug test results, employment histories, compliance with conditions and payments of fees and restitution. Documents and forms, like pre-sentence investigations or revocation orders, can be generated and stored for easy viewing. When integrated with the jail and court systems, supervision officers obtain easy access and quick notification of offenders that have court hearings scheduled, are arrested locally, and have new warrants issued.
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

Public Safety
Our public safety software is a fully unified and comprehensive solution for law enforcement, fire and EMS, including 911 / computer aided dispatch (“CAD”), records management, mobile computing, corrections management, Web-based information sharing and decision support. The modules are fully integrated, utilizing a common database and providing full functionality between modules, reducing data entry. The software provides fast, efficient dispatching, and quick access to records, reports and actionable information from an agency’s database.
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

Land and Vital Records Management
We also offer a number of specialized software applications designed to help local governments enhance and automate operations involving records and document management. These systems record, scan and index information for the many documents maintained by local governments, such as deeds, mortgages, liens, UCC financing statements and vital records (birth, death and marriage certificates). These applications include fully integrated imaging systems with batch and scan processing capabilities and fully integrated receipting and cashiering systems, as well as Web-enabled public access.
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
We are able to provide the majority of our software products through our SaaS model. The clients who choose this model typically do not wish to maintain, update and operate these systems or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to 10 years, but are typically contracted for initial periods of five to seven years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services. In certain arrangements, the client may also acquire a license to the software.
As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are included in subscription-based revenues and are derived from transaction fees and in some cases fixed fee arrangements.
Software Services
We provide a variety of professional IT services to clients who utilize our software products. Virtually all of our clients contract with us for installation, training, and data conversion services in connection with their purchase of Tyler’s software solutions. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, a data implementation team travels to the client’s facility to ensure the smooth go-live with the new system. Data implementation fees are charged separately to clients on either a fixed-fee or hourly charge basis, depending on the contract.
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

Appraisal Services
We are the nation’s largest provider of property appraisal outsourcing services for local government taxing authorities. These services include

•	The physical inspection of commercial and residential properties

•	Data collection and processing

•	Sophisticated computer analyses for property valuation

•	Preparation of tax rolls

•	Community education regarding the assessment process

•	Arbitration between taxpayers and the assessing jurisdiction
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

•Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $465.7 million, or 62% of total revenues, in 2016. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $44.6 million in 2012 to $142.7 million in 2016.
•Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a larger client base to create economies of scale, enabling us to provide value-added products and services to our clients while expanding our operating margins. Because we sell primarily “off-the-shelf” software, increased sales of the same solutions result in incrementally higher gross margins. In addition, we believe that we have a marketing and administrative infrastructure in place that can be leveraged to accommodate significant long-term growth without proportionately increasing selling, general and administrative expenses.
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
•Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following

•	New products and services to complement our existing offerings

•	Entry into new markets related to local governments

•	New clients and/or geographic expansion
•Establish strategic alliances. In January 2007, we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance, we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement has broadened the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality was released to the market in August 2011 and is being sold in the United States and internationally through Microsoft’s distribution channels. Tyler is also an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement, and we are selling the solutions directly into the government market. Tyler receives license and maintenance royalties on direct and indirect public-sector sales worldwide.
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
Clients consist primarily of county and municipal agencies, school districts and other local government offices. In counties, clients include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, clients include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, although some complex implementations may span multiple years, with annually renewing maintenance and support update agreements thereafter. Although either the client or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. During 2016, approximately 43% of our revenue was attributable to ongoing support and maintenance agreements. Contracts for appraisal outsourcing services are generally one to three years in duration.

COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Infor, SAP AG, FIS (SunGard), Thomson Reuters Corporation, and Constellation Software, Inc. In addition, we sometimes compete with consulting and systems integration firms, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which requires us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us.
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
BACKLOG
At December 31, 2016, our estimated revenue backlog was approximately $953.3 million, compared to $844.5 million at December 31, 2015. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $580.2 million, or 61%, of the backlog is expected to be recognized during 2017.
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
EMPLOYEES
At December 31, 2016, we had 3,831 employees. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.
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
We may not be able to fully protect client information from security breaches.
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
We derive substantially all of our revenues from sales of software and services to state, county, and city governments, other municipal agencies, and other public entities. We expect that sales to public sector clients will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities, including

•	Resource limitations caused by budgetary constraints, which may provide for a termination of executed contracts due to a lack of future funding

•	Long and complex sales cycles

•	Contract payments at times being subject to achieving implementation milestones, and we may have differences with clients as to whether milestones have been achieved

•	Political resistance to the concept of contracting with third-parties to provide IT solutions

•	Legislative changes affecting a local government’s authority to contract with third-parties

•	Varying bid procedures and internal processes for bid acceptance

•	Various other political factors, including changes in governmental administrations and personnel
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
We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete based on a number of factors, including

•	The attractiveness of our “evergreen” business strategy

•	The breadth, depth, and quality of our product and service offerings

•	The ability to modify our offerings to accommodate particular clients’ needs

•	Technological innovation

•	Name recognition

•	Price

•	Our financial strength and stability
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
Fixed-price contracts may affect our profits.
Some of our contracts are on a fixed-priced basis, which can lead to various risks, including

•	The failure to accurately estimate the resources and time required for an engagement

•	The failure to effectively manage our clients’ expectations regarding the scope of services delivered for a fixed fee

•	The failure to timely and satisfactorily complete fixed-price engagements within budget
If we do not adequately assess these and other risks, we may be subject to cost overruns and penalties, which may harm our financial performance.
Changes in the insurance markets may affect our business.
Some of our clients, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. In addition, we have in the past been required to provide letters of credit as security for the issuance of a performance bond. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could negatively impact revenues. In addition, the general insurance markets may experience volatility, which may lead to future increases in our general and administrative expenses and negatively impact our operating results.
Risks Associated with Our Periodic Results and Stock Price
Software revenue recognition rules may require us to delay revenue recognition into future periods.
We have in the past had to, and may in the future be required to, defer revenue recognition for software license fees due to several factors, including

•	License agreements include applications that are under development or other undelivered elements

•
Client contracts require the delivery of services considered essential to the functionality of the software, including significant modifications, customization, or complex interfaces, that could delay product delivery or acceptance

•	The transaction involves customer acceptance criteria with a right to refund

•	The transaction involves contingent payment terms or fees

•	We are required to accept a fixed-fee services contract

•	We are required to provide extended payment terms
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
Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including the following

•	Prospective clients’ contracting decisions are often made in the last few weeks of a quarter

•	The size of license transactions can vary significantly

•	Clients may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel

•
Client purchasing processes vary significantly and a client’s internal approval, expenditure authorization, and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor

•	The number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions

•	We may have to defer revenues under our revenue recognition policies

•
Clients may elect subscription-based arrangements, which result in lower software license revenues in the initial year as compared to traditional, on-premise software license arrangements, but generate higher overall subscription-based revenues over the term of the contract

In each fiscal quarter, our expense levels, operating costs, and hiring plans are based to some extent on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results. Also, if actual revenues or earnings for any given quarter fall below expectations, it may lead to a decline in our stock price.
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
Our stock price may be volatile.
The market price of our common stock may be volatile. Examples of factors that may significantly impact our stock price include

•	Actual or anticipated fluctuations in our operating results

•	Announcements of technological innovations, new products, or new contracts by us or our competitors

•	Developments with respect to patents, copyrights, or other proprietary rights

•	Conditions and trends in the software and other technology industries

•	Adoption of new accounting standards affecting the software industry

•	Changes in financial estimates by securities analysts

•	General market conditions and other factors
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
We occupy approximately 890,000 square feet of office space, of which approximately 609,000 square feet is in office facilities we own.  We own or lease offices for our major operations in Arizona, Colorado, Georgia, Iowa, Maine, Michigan, Montana, New York, Ohio, Texas and Washington.

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
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2016, we had approximately 1,492 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 1,492 beneficial owners of our common stock.
The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2015:	First Quarter	$125.84	$103.18
	Second Quarter	133.54	118.05
	Third Quarter	152.91	127.25
	Fourth Quarter	184.01	150.00

2016	First Quarter	$172.50	$118.16
	Second Quarter	168.19	126.70
	Third Quarter	175.77	159.24
	Fourth Quarter	172.24	139.61

2017:	First Quarter (through February 21, 2017)	$166.86	$142.75
We did not pay any cash dividends in 2016 or 2015. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business, and, therefore, we do not anticipate declaring a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2016	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2016)
Plan Category
Equity compensation plans approved by security shareholders:
Stock option plan	5,155,437	$83.64	2,902,978
Employee stock purchase plan	13,592	121.35	846,727
Equity compensation plans not approved by security shareholders	—	—	—
	5,169,029	$83.74	3,749,705

As of December 31, 2016, we had authorization to repurchase up to 2.0 million additional shares of Tyler common stock. During 2016, we purchased approximately 882,000 shares of our common stock for an aggregate purchase price of $112.7 million. A summary of the repurchase activity during 2016 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	757,000		$124.75	643,000
Additional authorization by the board of directors	—	1,500,000	—	2,143,000
Three months ended June 30	—	—	—	2,143,000
Three months ended September 30	—	—	—	2,143,000
October 1 through October 31	—	—	—	2,143,000
November 1 through November 30	37,000	—	149.53	2,106,000
December 1 through December 31	88,000	—	144.57	2,018,000
	882,000	1,500,000	$127.75
The repurchase program, which was approved by our board of directors, was announced in October 2002 and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
Subsequent to December 31, 2016 and through February 21, 2017, we purchased approximately 42,000 shares of our common stock for an aggregate cash purchase price of $6.2 million.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2011. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Tyler Technologies, Inc.	100	160.88	339.19	363.47	578.94	474.16
S&P 500 Stock Index	100	116.00	153.57	174.60	177.01	198.18
S&P 600 Information Technology Index	100	112.02	162.33	183.91	192.46	257.61

ITEM 6.    SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2016	2015 (b)	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Revenues	$756,043	$591,022	$493,101	$416,643	$363,304
Cost and expenses:
Cost of revenues	400,692	313,835	259,730	223,440	195,602
Selling, general and administrative expenses	167,161	133,317	108,260	98,289	86,706
Research and development expense	43,154	29,922	25,743	23,269	20,140
Amortization of customer and trade name intangibles	13,731	5,905	4,546	4,517	4,279
Operating income	131,305	108,043	94,822	67,128	56,577
Other (expenses) income, net	(1,998)	381	(355)	(1,309)	(2,709)
Income before income taxes	129,307	108,424	94,467	65,819	53,868
Income tax provision (a)	19,450	43,555	35,527	26,718	20,874
Net income	109,857	64,869	58,940	39,101	32,994
Net earnings per diluted share	$2.82	$1.77	$1.66	$1.13	$1.00
Weighted average diluted shares (a)	38,961	36,552	35,401	34,590	32,916
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities (a)	$191,859	$134,327	$142,839	$94,297	$67,432
Cash flows used by investing activities	(50,720)	(398,459)	(11,555)	(25,658)	(34,736)
Cash flows (used) provided by financing activities (a)	(138,075)	91,052	(3,993)	3,831	(27,616)
BALANCE SHEET DATA:
Total assets	$1,357,945	$1,356,570	$569,812	$444,488	$338,666
Revolving line of credit	10,000	66,000	—	—	18,000
Shareholders' equity	915,525	858,857	336,973	246,319	145,299
(a) During 2016, we adopted Accounting Standards Update ("ASU") No. 2016-09 "Improvements to Employee Share-Based Payment Accounting" requiring the recognition of excess tax benefits or tax deficiencies as a component of income tax expense; these benefits or deficiencies were historically recognized in equity. As the standard requires a prospective method of adoption, our net income in 2016 includes a $29.6 million income tax benefit due to the adoption that did not occur in the comparable periods presented above. In addition, the ASU updates the method of calculating diluted shares resulting in the inclusion of 519,000 additional shares in our diluted earnings per share calculation that is not comparable to the other periods presented. Refer to Note 1 "Summary of Significant Accounting Policies" for further discussion of this new accounting standard.
The adoption of ASU No. 2016-09 also requires excess tax benefits, previously presented as financing activities, to be classified as operating activities. As retrospective adoption for this component of the standard is allowable, we have adjusted all periods presented above to reflect this change in classification.
(b) On November 16, 2015, we completed the acquisition of New World Systems Corporation ("NWS").  Operating results for the twelve months ended December 31, 2015, include $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other expenses necessary to complete the NWS acquisition as well as $3.5 million amortization expense related to NWS acquisition intangibles.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (2) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (3) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (4) material portions of our business require the Internet infrastructure to be adequately maintained; (5) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (6) general economic, political and market conditions; (7) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (8) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (9) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (10) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
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
Our products generally automate six major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety (4) property appraisal and tax, (5) planning, regulatory and maintenance, and (6) land and vital records management.  We report our results in two segments. The Enterprise Software (“ES”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; and land and vital records management. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
Total organic revenues increased 12% in 2016 compared to 2015.
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
The operating results of NWS and Brazos are included with the operating results of the Enterprise Software segment since their respective dates of acquisition.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
Revenues – We derive our revenues from five primary sources: sale of software licenses and royalties; subscription-based arrangements; software services; maintenance; and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 62% of our revenue in 2016. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver to our business, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2016, based on our number of customers, turnover was approximately 2%.
Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2016, our total employee count increased to 3,831 from 3,586 at December 31, 2015.
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
New Accounting Pronouncements Adopted in 2016

Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning December 15, 2016, and early adoption is permitted. We elected to early adopt this standard in fourth quarter of 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes.

•
The standard requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. The adoption of this guidance is applied on a modified retrospective basis; however, it did not have an impact on our retained earnings as of January 1, 2016, as we had previously recognized all our excess tax benefits.

•
As permitted, we have elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. As such, the guidance relating to forfeitures did not have an impact on our retained earnings as of January 1, 2016.

•	The new guidance changes the calculation of common stock equivalents for earnings per share purposes.

•	As permitted, we elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than APIC of $29.6 million for the period ended December 31, 2016. As of December 31, 2016, the change in the calculation of common stock equivalents added approximately 519,000 weighted average shares for the diluted earnings per share calculations. The impact to our previously reported quarterly results for fiscal year 2016 is as follows:

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016
(In thousands, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted

Income statements:
Income tax provision	$10,495	$9,350	$11,323	$5,188	$14,155	$989
Net income	$17,079	$18,224	$18,872	$25,007	$22,264	$35,430
Basic earnings per common share	$0.47	$0.50	$0.52	$0.69	$0.61	$0.97
Diluted earnings per common share	$0.44	$0.47	$0.49	$0.65	$0.58	$0.91
Diluted weighted average common shares outstanding	38,557	39,071	38,196	38,738	38,506	39,062

Statement of cash flows:
Net cash provided by operating activities	$40,270	$41,321	$13,877	$19,520	$67,091	$79,213
Net cash (used) provided by financing activities	$(15,860)	$(16,911)	$5,668	$25	$(77,973)	$(90,095)

Presentation of Financial Statements - Going Concern. In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We adopted this standard in the fourth quarter of 2016 and its adoption did not have an impact on our consolidated financial statements.

Recent Accounting Guidance not yet Adopted

Revenue from Contracts with Customers. On May 28, 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The ASU allows two methods of adoption: a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. Our ability to adopt using the full retrospective method is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.

The new standard requires application no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, public entities are permitted to elect to early adopt the new standard. We are assessing the financial impact of adopting the new standard and the methods of adoption; however, we are currently unable to provide a reasonable estimate regarding the financial impact. We will adopt the new standard in fiscal year 2018.
We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license fees, installation fees, and incremental cost of obtaining a contract. Specifically, under the new standard we expect software license fees under perpetual agreements will no longer be subject to 100% discount allocations from other elements in the contract. Discounts in arrangements will be allocated across all deliverables increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) will be recognized at the point in time that control of the software license transfers to the customer versus our current policy of recognizing revenue only to the extent billable per the contractual terms. Time-based license fees currently recognized over the license term will no longer be recognized over the period of the license and will instead be recognized at the point in time that control of the software license transfers to the customer. Installation fees will no longer be considered distinct performance obligations and therefore will be recognized over the term of the arrangement or life of the performance obligation. We expect revenue related to our SaaS offerings and professional services to remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of billing. Application of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions plus any associated fringe benefits) must be recognized as an asset and expensed over the expected life of the arrangement, unless that life is less than one year. Currently, we defer sales commissions and recognize expense over the relevant initial contractual term. With the adoption the new standard, we expect amortization periods to extend past the initial term.
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

The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are assessing the financial impact of adopting the new standard; however, we are currently unable to provide a reasonable estimate regarding the financial impact. We expect to adopt the new standard in fiscal year 2019.

Outlook
Activity in the local government software market continues to be robust, and our backlog at December 31, 2016 reached $953.3 million, a 13% increase from last year. We expect to continue to achieve solid growth in revenue and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development to better position us to continue to expand our competitive position in the public sector software market over the long term.
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
We use contract accounting, primarily the percentage-of-completion method, as discussed in ASC 605-35, Construction – Type and Certain Production – Type Contracts, for those software arrangements that involve significant production, modification or customization of the software, or where our software services are otherwise considered essential to the functionality of the software. We measure progress-to-completion primarily using labor hours incurred, or value added. In addition, we recognize revenue using the proportional performance method for our property appraisal projects, some of which can range up to five years. These methods rely on estimates of total expected contract revenue, billings and collections and expected contract costs, as well as measures of progress toward completion. We believe reasonably dependable estimates of revenue and costs and progress applicable to various stages of a contract can be made. At times, we perform additional and/or non-contractual services for little to no incremental fee to satisfy customer expectations. If changes occur in delivery, productivity or other factors used in developing our estimates of expected costs or revenues, we revise our cost and revenue estimates, and any revisions are charged to income in the period in which the facts that give rise to that revision first become known. In connection with these and certain other contracts, we may perform the work prior to when the services are billable and/or payable pursuant to the contract. The termination clauses in most of our contracts provide for the payment for the value of products delivered and services performed in the event of an early termination.

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
In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. We review unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue, which represents billings in excess of revenue earned. The majority of this liability consists of maintenance billings for which payments are made in advance and the revenue is ratably earned over the maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product have not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.
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
Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2016, did not result in an impairment charge. During 2016, we did not identify any triggering events that would require an update to our annual impairment review.
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
Share-Based Compensation. We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option valuation model. Share-based compensation expense includes the estimated effects of forfeitures, which will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ from such estimates. Changes in estimated forfeitures are recognized in the period of change and will also impact the amount of expense to be recognized in future periods. Forfeiture rate assumptions are derived from historical data. Our policy to estimate the impact of the forfeitures remains in accordance with the newly adopted accounting standard ASU No. 2016-09.
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
ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2016, 2015 and 2014.

	Percentage of Total Revenues Years Ended December 31,
	2016	2015	2014
Revenues:
Software licenses and royalties	9.8%	10.0%	10.0%
Subscriptions	18.9	18.9	17.8
Software services	23.1	23.7	23.1
Maintenance	42.7	41.6	43.1
Appraisal services	3.5	4.2	4.4
Hardware and other	2.0	1.6	1.6
Total revenues	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	3.3	1.0	0.8
Cost of software services, maintenance and subscriptions	46.2	48.2	47.9
Cost of appraisal services	2.2	2.7	2.9
Cost of hardware and other	1.3	1.1	1.1
Selling, general and administrative expenses	22.1	22.6	22.0
Research and development expense	5.7	5.1	5.2
Amortization of customer and trade name intangibles	1.8	1.0	0.9
Operating income	17.4	18.3	19.2
Other (expense) income, net	(0.3)	0.1	(0.1)
Income before income taxes	17.1	18.4	19.1
Income tax provision	2.6	7.4	7.2
Net income	14.5%	11.0%	11.9%

2016 Compared to 2015
Revenues
On November 16, 2015, we acquired NWS, which provides public safety and financial solutions for local governments. In May 2015, we acquired a company which provides mobile hand-held solutions primarily to law enforcement agencies for field accident reporting and electronically issuing citations. The results of their operations are included in our ES segment from their respective dates of acquisition. For comparative purposes, we have provided explanations for changes in operations to exclude results of operations for these acquisitions noting the exclusion.
Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
ES	$68,844	$54,376	$14,468	27%
A&T	5,462	4,632	830	18
Total software licenses and royalties revenue	$74,306	$59,008	$15,298	26%
Excluding the results of acquisitions, software license revenue increased 3% compared to the prior year. The majority of this growth was due to a more active marketplace as the result of improvement in local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development in recent years. This increase was offset somewhat by lower sales to our existing customer base for courts and justice related add-on solutions that assist and support the transition to a paperless environment. By the end of 2015, the majority of our courts and justice clients had implemented these add-on solutions.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.  Our new client mix in 2016 was approximately 68% selecting perpetual software license arrangements and approximately 32% selecting subscription-based arrangements compared to a client mix in 2015 of approximately 76% selecting perpetual software license arrangements and approximately 24% selecting subscription-based arrangements. 250 new clients entered into subscription-based software arrangements in 2016 compared to 134 new clients in 2015.
Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
ES	$135,516	$107,090	$28,426	27%
A&T	7,188	4,843	2,345	48
Total subscriptions revenue	$142,704	$111,933	$30,771	27%
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
Excluding acquisitions, subscription-based services revenue increased 24% compared to 2015. E-filing services contributed approximately $4.9 million of the subscriptions revenue increase in 2016.  Most of the e-filing revenue increase related to several statewide contracts, several of which implemented mandatory electronic filing during 2015 and throughout 2016.  New SaaS clients as well as existing clients who converted to our SaaS model provided the remainder of the subscriptions revenue increase.  In 2016, we added 250 new SaaS clients and 53 existing clients elected to convert to our SaaS model.  The average contract sizes in 2016 were 1% and 9% higher than 2015 for new clients and clients converting to our SaaS model, respectively.
Software services.
The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
ES	$158,478	$129,068	$29,410	23%
A&T	16,326	10,784	5,542	51
Total software services revenue	$174,804	$139,852	$34,952	25%
Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue grew 11% compared to the prior year period. This growth is partly due to additions to our implementation and support staff, which increased our capacity to deliver backlog, and a contract mix that included more custom development and other services.
Maintenance.
The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
ES	$304,380	$227,586	$76,794	34%
A&T	18,589	17,951	638	4
Total maintenance revenue	$322,969	$245,537	$77,432	32%
We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew 9% compared to the prior year. Maintenance and support revenue increased mainly due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases.
Appraisal services.
The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
ES	$—	$—	$—	—%
A&T	26,287	25,065	1,222	5
Total appraisal services revenue	$26,287	$25,065	$1,222	5%
The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states. In 2016, appraisal services revenue increased 5% compared to prior year primarily due to the Franklin County, Ohio, revaluation project, which began late in the fourth quarter of 2015.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
Software licenses and royalties	$2,964	$1,632	$1,332	82%
Acquired software	22,235	4,440	17,795	N/M
Software services, maintenance and subscriptions	348,939	285,340	63,599	22
Appraisal services	16,411	15,922	489	3
Hardware and other	10,143	6,501	3,642	56
Total cost of revenues	$400,692	$313,835	$86,857	28%
The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2016	2015	Change
Software licenses, royalties and acquired software	66.1%	89.7%	(23.6)%
Software services, maintenance and subscriptions	45.5	42.6	2.9
Appraisal services	37.6	36.5	1.1
Hardware and other	32.3	32.5	(0.2)
Overall gross margin	47.0%	46.9%	0.1%
Software licenses, royalties and acquired software. Costs of software licenses, royalties and acquired software are primarily comprised of amortization expense for acquired software and third-party software costs. We do not have any direct costs associated with royalties. In 2016, our software licenses, royalties and acquired software gross margin percentage declined compared to the prior year due to much higher amortization expense for acquired software resulting from our acquisition of NWS.  Excluding the results of NWS, our software license, royalties and acquired software gross margin was 93.9% in 2016 compared to 93.6% in 2015.
Software services, maintenance and subscriptions.  Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. In 2016, the software services, maintenance and subscriptions gross margin increased 2.9% compared to the prior year. Our implementation and support staff has grown by 169 employees since December 31, 2015. To support sales growth, we began making significant investments in our implementation and support staff in early 2015. Since December 31, 2014, excluding acquisitions, we have added 369 implementation and support employees. These additions contributed to the revenue growth in 2016. In addition, the NWS revenue mix includes a lower proportion of software services compared to Tyler’s historical revenue mix, which also benefited the gross margin. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Maintenance and subscription price increases also resulted in slightly higher gross margins.
Appraisal services. Appraisal services revenue comprised approximately 3.5% of total revenue. The appraisal services gross margin increased 1.1% compared to 2015. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects, whose term of employment generally ends with the projects’ completion.
Our 2016 blended gross margin remained consistent compared to 2015. Our overall gross margin was positively impacted by improved utilization of our support and maintenance staff; however, this benefit was offset by amortization expense for acquired software related to the NWS acquisition.

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

			Change
($ in thousands)	2016	2015	$	%
Selling, general and administrative expenses	$167,161	$133,317	$33,844	25%
SG&A as a percentage of revenue was 22.1% in 2016 compared to 22.6% in 2015. In 2015, our SG&A expense included approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other various expenses necessary to complete the NWS acquisition. Excluding NWS transaction costs and SG&A from acquisitions, SG&A expense increased approximately 12% mainly due to compensation costs related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. We have added 22 employees mainly to our sales and finance teams since December 31, 2015. In addition, our 2016 stock compensation expense rose $6.4 million, mainly due to increases in our stock price over the last few years.
Research and Development Expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
Research and development expense	$43,154	$29,922	$13,232	44%
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

Excluding the results of acquisitions, research and development expense increased 1.5% in 2016 compared to the prior year period, mainly due to research and development efforts related to new Tyler product development initiatives. As a result of the Microsoft Dynamics AX amendment, we also redeployed certain development resources to enhance functionality on several existing solutions and these costs were recorded in cost of sales – software services, maintenance and subscriptions.

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

			Change
($ in thousands)	2016	2015	$	%
Amortization of customer and trade name intangibles	$13,731	$5,905	$7,826	133%
Amortization of customer and trade name intangibles increased substantially from the comparable prior year periods due to the acquisition of NWS in November 2015.

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years and thereafter is as follows (in thousands):

2017	$13,808
2018	13,658
2019	12,395
2020	11,241
2021	11,121
Amortization expense relating to acquired leases will be recorded as a reduction to hardware and other revenue and is expected to be $442,000 in 2017, $426,000 in 2018, $373,000 in 2019, $314,000 in 2020, $312,000 in 2021 and $1.3 million thereafter.
Other
The following table sets forth a comparison of other (expense) income, net for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
Other (expense) income, net	$(1,998)	$381	$(2,379)	N/M
Other (expense) income is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement as well as interest income from invested cash. In 2015, we had significantly higher invested cash balances and no outstanding debt until we completed the NWS acquisition on November 16, 2015.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
Income tax provision	$19,450	$43,555	$(24,105)	(55)%

Effective income tax rate	15.0%	40.2%
The decrease in the income tax provision during 2016 was primarily driven by the adoption of ASU No. 2016-09, which requires the excess tax benefits from stock option exercises to be recognized as a reduction of the income tax provision, whereas they previously were accounted for as an increase to shareholders’ equity. The adoption of ASU No. 2016-09 resulted in a $29.6 million decrease in our full year 2016 provision for income taxes. (see Note 1 - "Summary of Significant Accounting Policies" in the accompanying consolidated financial statements).
Excluding the impact of the adoption of ASU No. 2016-09, our income tax provision and effective tax rate in 2016 would have been $49.0 million and 37.9%, respectively.
The effective income tax rates in both 2016 and 2015 also differed from the statutory United States federal income tax rate of 35% due to state income taxes, the domestic production activities deduction, non-deductible share-based compensation expense, disqualifying incentive stock option dispositions, and non-deductible business expenses. We realized a lower domestic production activities deduction as a result of taxable income limitations and non-deductible transaction costs related to the NWS acquisition negatively impacted our 2015 effective tax rate. In the past few years a relatively high amount of excess tax benefits related to stock option exercises have resulted in a reduction in our qualified manufacturing activities deduction.  The qualified manufacturing activities deduction can be limited to a certain level of taxable income on the tax return.  Therefore, any significant items that reduce taxable income, such as excess tax benefits on stock options, can reduce the amount of the qualified manufacturing activities deduction.  We experienced significant stock option exercise activity in 2016 and 2015 that generated excess tax benefits of $29.6 million and $45.3 million, respectively.

2015 Compared to 2014
Revenues
Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ES	$54,376	$46,047	$8,329	18%
A&T	4,632	3,018	1,614	53
Total software licenses and royalties revenue	$59,008	$49,065	$9,943	20%
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
Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ES	$107,090	$84,322	$22,768	27%
A&T	4,843	3,526	1,317	37
Total subscriptions revenue	$111,933	$87,848	$24,085	27%
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
Software services.
The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ES	$129,068	$104,146	$24,922	24%
A&T	10,784	9,675	1,109	11
Total software services revenue	$139,852	$113,821	$26,031	23%
Excluding the results of acquisitions, software services revenue grew 20% compared to the prior year period. This growth is mainly due to much higher revenue from proprietary software arrangements, as well as additions to our implementation and support staff, which increased our capacity to deliver backlog.

Maintenance.
The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ES	$227,586	$195,881	$31,705	16%
A&T	17,951	16,815	1,136	7
Total maintenance revenue	$245,537	$212,696	$32,841	15%
Excluding the results of acquisitions, maintenance revenue grew 12% compared to the prior year. Maintenance and support revenue increased mainly due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases.
Appraisal services.
The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
ES	$—	$—	$—	—%
A&T	25,065	21,802	3,263	15
Total appraisal services revenue	$25,065	$21,802	$3,263	15%
Appraisal services revenue benefited from the addition of several new revaluation contracts, including the City of Detroit, and the current appraisal cycle in Indiana, both of which began in 2014.  In late 2015, Franklin County, Ohio began a full reappraisal cycle, which also contributed to appraisal services revenue.
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

Other
The following table sets forth a comparison of other income (expense), net for the years ended December 31:

			Change
($ in thousands)	2015	2014	$	%
Other income (expense), net	$381	$(355)	$736	N/M
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
In the past few years a relatively high amount of excess tax benefits related to stock option exercises have resulted in a reduction in our qualified manufacturing activities deduction as a result of taxable income limitations.  We experienced significant stock option exercise activity in 2015 and 2014 that generated excess tax benefits of $45.3 million and $19.4 million, respectively.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2016, we had cash and cash equivalents of $36.2 million compared to $33.1 million at December 31, 2015. We also had $33.5 million invested in investment grade corporate and municipal bonds as of December 31, 2016. These investments mature between 2016 through mid-2018 and we intend to hold these investments until maturity.  Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.  As of December 31, 2016, we had $10.0 million in outstanding borrowings and two outstanding letters of credit totaling $2.2 million in connection with a client contract and the expansion of our Yarmouth facility. Both letters of credit guarantee our performance under each contract.  We do not believe the letters of credit will be required to be drawn upon.  Both letters of credit expire in 2017.  We believe our revolving line of credit, cash from operating activities, cash on hand and access to the credit markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2016	2015	2014
Cash flows provided (used) by:
Operating activities	$191,859	$134,327	$142,839
Investing activities	(50,720)	(398,459)	(11,555)
Financing activities	(138,075)	91,052	(3,993)
Net increase (decrease) in cash and cash equivalents	$3,064	$(173,080)	$127,291
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
In 2016, operating activities provided cash of $191.9 million. Operating activities that provided cash were primarily comprised of net income of $109.9 million, non-cash depreciation and amortization charges of $50.3 million and non-cash share-based compensation expense of $29.7 million. Other sources of operating cash were higher deferred revenue balances due to growth in our installed software maintenance customer base and growth in subscription-based arrangements and timing of payments for wages and commissions. Somewhat offsetting these increases were annual maintenance and subscription billings.
In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our largest renewal cycles occur in the second and fourth quarters.
Days sales outstanding in accounts receivable were 93 days at December 31, 2016, compared to 100 days at December 31, 2015. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $50.7 million in 2016 compared to $398.5 million in 2015.  We invested $20.3 million in investment grade corporate and municipal bonds with maturity dates ranging from 2016 through mid-2018. Approximately $37.7 million was invested in property and equipment. We purchased an office building in Falmouth, Maine, that was previously leased from an entity owned by an executive’s father and brother, for approximately $9.7 million and paid $8.0 million for construction to expand a building in Yarmouth, Maine. We plan to spend approximately $18.7 million in 2017 in connection with the completion of this office expansion. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. We also made a small acquisition for approximately $7.4 million and paid $2.0 million related to the working capital holdback in connection with the NWS acquisition. These expenditures were funded from cash generated from operations, cash on hand and bank borrowings.
In 2015, we completed the acquisition of NWS for the purchase price of $337.5 million in cash, of which $4.0 million was accrued at December 31, 2015, and 2.1 million shares of Tyler common stock valued at $362.8 million. Also we completed the acquisition of Brazos Technology Corporation for the purchase price, net of cash acquired and including debt assumed, of $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million. On January 30, 2015, we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited. We also invested $30.9 million in investment grade corporate and municipal bonds. The remaining use of cash was for capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings.

Financing activities used cash of $138.1 million in 2016 compared to cash provided by financing activities of $91.1 million in 2015.  Financing activities in 2016 were comprised of $56.0 million net payments on our revolving line of credit offset somewhat by collections of $29.8 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 882,000 shares of our common stock for an aggregate purchase price of $112.7 million, of which $860,000 was accrued at December 31, 2016.
Financing activities in 2015 were comprised of net borrowings of $66.0 million and collections of $27.8 million from stock option exercises and employee stock purchase plan activity. We purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000 in 2015 and paid $2.1 million in debt issuance costs. Cash used by financing activities in 2014 were comprised of purchases of 294,000 shares of our common stock for an aggregate purchase price of $22.8 million offset substantially by collections of $18.8 million from stock option exercises and contributions from the employee stock purchase plan.

On May 11, 2016, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. As of December 31, 2016, we had remaining authorization to repurchase up to 2.0 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

Subsequent to December 31, 2016 and through February 21, 2017, we purchased approximately 42,000 shares of our common stock for an aggregate cash purchase price of $6.2 million.
On November 16, 2015, we entered into a $300.0 million Credit Agreement (the “Credit Facility”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Facility provides for a revolving credit line of up to $300.0 million, including a $10.0 million sublimit for letters of credit. The Credit Facility matures on November 16, 2020. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases. Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%.   As of December 31, 2016, our interest rate was 1.96%. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2016, we were in compliance with those covenants.

As of December 31, 2016, we had $10.0 million in outstanding borrowings and unused borrowing capacity of $287.8 million under the Credit Facility.
We paid income taxes, net of refunds received, of $30.2 million in 2016, $27.3 million in 2015, and $10.2 million in 2014. In 2016, we experienced significant stock option exercise activity that generated net tax benefits of $29.6 million and reduced tax payments accordingly. In 2015 and 2014, excess tax benefits were $45.3 million and $19.4 million, respectively.
Excluding acquisitions, we anticipate that 2017 capital spending will be between $52.0 million and $54.0 million, including approximately $24.0 million related to real estate. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2017, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2023. Most leases contain renewal options and some contain purchase options.
Summarized in the table below are our obligations to make future payments under our Credit Facility and lease obligations at December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Revolving line of credit	$—	$—	$—	$10,000	$—	$—	$10,000
Lease obligations	5,177	4,221	3,556	3,273	2,059	601	18,887
Total future payment obligations	$5,177	$4,221	$3,556	$13,273	$2,059	$601	$28,887
As of December 31, 2016, we do not have any off-balance sheet arrangements, guarantees to third-parties or material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2016, our capitalization consisted of $10.0 million of outstanding borrowings and $915.5 million of shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of December 31, 2016, we had $10.0 million in outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
In 2016, our effective average interest rate for borrowings was 1.79%.  As of December 31, 2016 our interest rate was 1.96%.  The Credit Facility is secured by substantially all of our assets.

Assuming borrowings of $10.0 million, a hypothetical 10% increase in our interest rate at December 31, 2016 for a one-year period would result in approximately $19,600 of additional interest rate expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2016, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Headings in Proxy Statement

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	“Tyler Management” and “Corporate Governance Principles and Board Matters”

ITEM 11. EXECUTIVE COMPENSATION.	“Executive Compensation”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	“Security Ownership of Certain Beneficial Owners and Management”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	"Executive Compensation" and “Certain Relationships and Related Transactions”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2017” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm	F-1
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-3
		Consolidated Balance Sheets as of December 31, 2016 and 2015	F-4
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014	F-5
		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-6
		Notes to Consolidated Financial Statements	F-7
	(2)	Financial statement schedules:

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

10.7	Employee Stock Purchase Plan (filed as Exhibit 10.1 to our registration statement 333-182318 dated June 25, 2012 and incorporated by reference herein).
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.
*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
*101	Instance Document
*101	Schema Document
*101	Calculation Linkbase Document
*101	Labels Linkbase Document
*101	Definition Linkbase Document
*101	Presentation Linkbase Document

*	— Filed herewith.
A copy of each exhibit may be obtained at a price of 15 cents per page, with a $10.00 minimum order, by writing Investor Relations, 5101 Tennyson Parkway, Plano, Texas, 75024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 22, 2017	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and Chairman of the Board
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 22, 2017	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and Chairman of the Board
Director
(principal executive officer)
Date: February 22, 2017	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)
Date: February 22, 2017	By:	/s/ W. Michael Smith
W. Michael Smith
Chief Accounting Officer
(principal accounting officer)
Date: February 22, 2017	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director
Date: February 22, 2017	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director
Date: February 22, 2017	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 22, 2017	By:	/s/ J. Luther King
J. Luther King
Director
Date: February 22, 2017	By:	/s/ Larry D. Leinweber
Larry D. Leinweber
Director
Date: February 22, 2017	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director
Date: February 22, 2017	By:	/s/ Dustin R.Womble
Dustin R. Womble
Director
Date: February 22, 2017	By:	/s/ John M. Yeaman
John M. Yeaman
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tyler Technologies, Inc.

We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tyler Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tyler Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Tyler Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tyler Technologies, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 22, 2017

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31
(In thousands, except per share amounts)

	2016	2015	2014
Revenues:
Software licenses and royalties	$74,306	$59,008	$49,065
Subscriptions	142,704	111,933	87,848
Software services	174,804	139,852	113,821
Maintenance	322,969	245,537	212,696
Appraisal services	26,287	25,065	21,802
Hardware and other	14,973	9,627	7,869
Total revenues	756,043	591,022	493,101

Cost of revenues:
Software licenses and royalties	2,964	1,632	1,900
Acquired software	22,235	4,440	1,858
Software services, maintenance and subscriptions	348,939	285,340	236,363
Appraisal services	16,411	15,922	14,284
Hardware and other	10,143	6,501	5,325
Total cost of revenues	400,692	313,835	259,730

Gross profit	355,351	277,187	233,371

Selling, general and administrative expenses	167,161	133,317	108,260
Research and development expense	43,154	29,922	25,743
Amortization of customer and trade name intangibles	13,731	5,905	4,546

Operating income	131,305	108,043	94,822

Other (expense) income, net	(1,998)	381	(355)
Income before income taxes	129,307	108,424	94,467
Income tax provision	19,450	43,555	35,527
Net income	$109,857	$64,869	$58,940

Earnings per common share:
Basic	$3.01	$1.90	$1.79
Diluted	$2.82	$1.77	$1.66

 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$36,151	$33,087
Accounts receivable (less allowance for losses of $3,396 in 2016 and $1,640 in 2015)	200,334	176,360
Short-term investments	20,273	13,423
Prepaid expenses	21,039	22,334
Income tax receivable	2,895	21,080
Other current assets	2,268	1,931
Total current assets	282,960	268,215

Accounts receivable, long-term	2,480	2,777
Property and equipment, net	124,268	101,112
Other assets:
Goodwill	650,237	653,666
Other intangibles, net	267,259	295,378
Cost method investment	15,000	15,000
Non-current investments and other assets	15,741	20,422
	$1,357,945	$1,356,570

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,295	$6,789
Accrued liabilities	55,989	49,156
Deferred revenue	298,217	281,627
Total current liabilities	361,501	337,572

Revolving line of credit	10,000	66,000
Deferred revenue, long-term	2,140	3,115
Deferred income taxes	68,779	91,026

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2016 and 2015	481	481
Additional paid-in capital	556,663	607,755
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	435,876	326,019
Treasury stock, at cost; 11,381,733 and 11,373,666 shares in 2016 and 2015, respectively	(77,449)	(75,352)
Total shareholders' equity	915,525	858,857
	$1,357,945	$1,356,570

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	48,148	$481	$182,176	$(46)	$202,210	(15,310)	$(138,502)	$246,319
Net income	—	—	—	—	58,940	—	—	58,940
Issuance of shares pursuant to stock compensation plan	—	—	(17,449)	—	—	855	32,129	14,680
Stock compensation	—	—	14,819	—	—	—	—	14,819
Issuance of shares pursuant to employee stock purchase plan	—	—	2,235	—	—	53	1,909	4,144
Federal income tax benefit related to exercise of stock options	—	—	19,415	—	—	—	—	19,415
Treasury stock purchases	—	—	—	—	—	(294)	(22,817)	(22,817)
Issuance of shares for acquisition	—	—	193	—	—	17	1,280	1,473
Balance at December 31, 2014	48,148	481	201,389	(46)	261,150	(14,679)	(126,001)	336,973
Net income	—	—	—	—	64,869	—	—	64,869
Issuance of shares pursuant to stock compensation plan	—	—	4,332	—	—	1,118	18,828	23,160
Stock compensation	—	—	20,182	—	—	—	—	20,182
Issuance of shares pursuant to employee stock purchase plan	—	—	3,879	—	—	43	792	4,671
Federal income tax benefit related to exercise of stock options	—	—	45,314	—	—	—	—	45,314
Treasury stock purchases	—	—	—	—	—	(5)	(645)	(645)
Issuance of shares for acquisition	—	—	332,659	—	—	2,149	31,674	364,333
Balance at December 31, 2015	48,148	481	607,755	(46)	326,019	(11,374)	(75,352)	858,857
Net income	—	—	—	—	109,857	—	—	109,857
Issuance of shares pursuant to stock compensation plan	—	—	(82,273)	—	—	827	105,800	23,527
Stock compensation	—	—	29,747	—	—	—	—	29,747
Issuance of shares pursuant to employee stock purchase plan	—	—	1,434	—	—	47	4,802	6,236
Treasury stock purchases	—	—	—	—	—	(882)	(112,699)	(112,699)
Balance at December 31, 2016	48,148	$481	$556,663	$(46)	$435,876	(11,382)	$(77,449)	$915,525

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$109,857	$64,869	$58,940
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	50,301	19,574	14,605
Share-based compensation expense	29,747	20,182	14,819
Provision for losses - accounts receivable	4,484	1,756	1,897
Deferred income tax benefit	(28,939)	(7,956)	(3,804)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(30,227)	(28,172)	(8,912)
Income tax receivable	18,185	24,255	29,117
Prepaid expenses and other current assets	2,229	(3,054)	(3,696)
Accounts payable	387	652	1,586
Accrued liabilities	10,717	490	6,326
Deferred revenue	25,118	41,731	31,961
Net cash provided by operating activities	191,859	134,327	142,839

Cash flows from investing activities:
Cost of acquisitions, net of cash acquired	(9,394)	(339,961)	(3,242)
Purchase of cost method investment	—	(15,000)	—
Purchase of marketable security investments	(20,316)	(31,907)	—
Proceeds from marketable security investments	16,837	900	808
Additions to property and equipment	(37,726)	(12,501)	(9,343)
(Increase) decrease in other	(121)	10	222
Net cash used by investing activities	(50,720)	(398,459)	(11,555)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(56,000)	66,000	—
Purchase of treasury shares	(111,838)	(645)	(22,817)
Contributions from employee stock purchase plan	6,236	4,671	4,144
Proceeds from exercise of stock options	23,527	23,160	14,680
Debt issuance costs	—	(2,134)	—
Net cash (used) provided by financing activities	(138,075)	91,052	(3,993)

Net increase (decrease) in cash and cash equivalents	3,064	(173,080)	127,291
Cash and cash equivalents at beginning of period	33,087	206,167	78,876
Cash and cash equivalents at end of period	$36,151	$33,087	$206,167

See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)

(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and a subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014.
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
Software Arrangements:
For the majority of our software arrangements, we provide services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. If the arrangement does not require significant production, modification or customization or where the software services are not considered essential to the functionality of the software, revenue is recognized when all of the following conditions are met

•	persuasive evidence of an arrangement exists

•	delivery has occurred

•	our fee is fixed or determinable

•	collectability is probable

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
For arrangements that involve significant production, modification or customization of the software, or where software services are otherwise considered essential, we recognize revenue using contract accounting and apply the provisions of the Construction type and Production type Contracts as discussed in ASC 605-35. We generally use the percentage-of-completion method to recognize revenue from these arrangements. We measure progress-to-completion primarily using labor hours incurred, or value added. The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because we have the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit margin in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. For arrangements that include new product releases for which it is difficult to estimate final profitability except to assume that no loss will ultimately be incurred, we recognize revenue under the completed contract method. Under the completed contract method, revenue is recognized only when a contract is completed or substantially complete. Historically these amounts have been immaterial.
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
Post-Contract Customer Support
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
For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements, using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third-party evidence, and if third-party evidence is unavailable, estimated selling price. We recognize hosting services ratably over the term of the arrangement, which range from one to 10 years but are typically for a period of five to seven years. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once we have provided the customer access to the software and we may begin billing for hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
Other
The majority of deferred revenue consists of unearned maintenance revenue that has been billed based on contractual terms in the underlying arrangement with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, subscription-based services, software and appraisal services and hardware installation. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in our contracts generally provide for the payment for the value of products delivered and services performed in the event of an early termination.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development costs of $43.2 million during 2016, $29.9 million during 2015, and $25.7 million during 2014.
INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be "realized."
SHARE-BASED COMPENSATION
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 9 – “Share-Based Compensation” for further information. During fourth quarter of 2016, we adopted Accounting Standards Update ("ASU") No. 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," See "New Accounting Pronouncements" below for further information.

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
Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2016, did not result in an impairment charge.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. The fair value of our revolving line of credit approximates book value as of December 31, 2016, because our interest rates reset approximately every 30 days or less. See Note 6 – “Revolving Line of Credit” for further discussion.

As of December 31, 2016, we have $33.5 million in investment grade corporate and municipal bonds with maturity dates ranging from 2016 through mid-2018.  We intend to hold these bonds to maturity and have classified them as such.  We believe cost approximates fair value because of the relatively short duration of these investments.  The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or from other observable market data. These investments are included in short-term investments and non-current investments and other assets.
As of December 31, 2016, we have $15.0 million invested in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The fair value of this investment is based on valuations using Level III, unobservable inputs that are supported by little or no market value activity and that are significant to the fair value of the investment.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and investments in marketable securities. Our cash and cash equivalents primarily consists of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2016, we had cash and cash equivalents of $36.2 million. We perform periodic evaluations of the credit standing of these financial institutions.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2016.
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
The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$1,640	$1,725	$1,113
Provisions for losses - accounts receivable	4,484	1,756	1,897
Collection of accounts previously written off	—	153	—
Deductions for accounts charged off or credits issued	(2,728)	(1,994)	(1,285)
Balance at end of year	$3,396	$1,640	$1,725

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

We have recorded unbilled receivables of $33.6 million and $29.7 million at December 31, 2016 and 2015, respectively. Included in unbilled receivables are retention receivables of $5.0 million and $4.7 million at December 31, 2016 and 2015, respectively, and these retentions become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.

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

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Adopted in 2016

Improvements to Employee Share-Based Payment Accounting. In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for our interim and annual reporting periods beginning December 15, 2016, and early adoption is permitted. We elected to early adopt this standard in fourth quarter of 2016. The impact of the early adoption was as follows:

•
The standard eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement as a discrete item when the awards vest or are settled. The adoption of this guidance on a prospective basis resulted in the recognition of excess tax benefits in our provision for income taxes.

•
The standard requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. The adoption of this guidance is applied on a modified retrospective basis; however, it did not have an impact on our retained earnings as of January 1, 2016, as we had previously recognized all our excess tax benefits.

•
As permitted, we have elected to continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation cost to be recognized in each period. As such, the guidance relating to forfeitures did not have an impact on our retained earnings as of January 1, 2016.

•	The new guidance changes the calculation of common stock equivalents for earnings per share purposes.

•	As permitted, we elected to apply the statement of cash flows guidance that cash flows related to excess tax benefits be presented as an operating activity retrospectively.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than APIC of $29.6 million for the period ended December 31, 2016. As of December 31, 2016, the change in the calculation of common stock equivalents added approximately 519,000 weighted average shares for the diluted earnings per share calculations. The impact to our previously reported quarterly results for fiscal year 2016 is as follows:

	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016
(In thousands, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted

Income statements:
Income tax provision	$10,495	$9,350	$11,323	$5,188	$14,155	$989
Net income	$17,079	$18,224	$18,872	$25,007	$22,264	$35,430
Basic earnings per common share	$0.47	$0.50	$0.52	$0.69	$0.61	$0.97
Diluted earnings per common share	$0.44	$0.47	$0.49	$0.65	$0.58	$0.91
Diluted weighted average common shares outstanding	38,557	39,071	38,196	38,738	38,506	39,062

Statement of cash flows:
Net cash provided by operating activities	$40,270	$41,321	$13,877	$19,520	$67,091	$79,213
Net cash (used) provided by financing activities	$(15,860)	$(16,911)	$5,668	$25	$(77,973)	$(90,095)

Presentation of Financial Statements - Going Concern. In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. We adopted this standard in the fourth quarter of 2016 and its adoption did not have an impact on our consolidated financial statements.

Recent Accounting Guidance not yet Adopted

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The ASU allows two methods of adoption: a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. Our ability to adopt using the full retrospective method is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.

The new standard requires application no later than annual reporting periods beginning after December 15, 2017, including interim reporting periods therein; however, public entities are permitted to elect to early adopt the new standard. We are assessing the financial impact of adopting the new standard and the methods of adoption; however, we are currently unable to provide a reasonable estimate regarding the financial impact. We will adopt the new standard in fiscal year 2018.

We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license fees, installation fees, and incremental cost of obtaining a contract. Specifically, under the new standard we expect software license fees under perpetual agreements will no longer be subject to 100% discount allocations from other elements in the contract. Discounts in arrangements will be allocated across all deliverables increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) will be recognized at the point in time that control of the software license transfers to the customer versus our current policy of recognizing revenue only to the extent billable per the contractual terms. Time-based license fees currently recognized over the license term will no longer be recognized over the period of the license and will instead be recognized at the point in time that control of the software license transfers to the customer. Installation fees will no longer be considered distinct performance obligations and therefore will be recognized over the term of the arrangement or life of the performance obligation. We expect revenue related to our SaaS offerings and professional services to remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of billing. Application of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions plus any associated fringe benefits) must be recognized as an asset and expensed over the expected life of the arrangement, unless that life is less than one year. Currently, we defer sales commissions and recognize expense over the relevant initial contractual term. With the adoption the new standard, we expect amortization periods to extend past the initial term.

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

The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are assessing the financial impact of adopting the new standard; however, we are currently unable to provide a reasonable estimate regarding the financial impact. We expect to adopt the new standard in fiscal year 2019.
(2)ACQUISITIONS
2016
During 2016, we acquired a business for approximately $7.4 million in cash paid. This acquisition is immaterial to our consolidated financial statements. The operating results of this small acquisition are included with the operating results of the Enterprise Software segment since its date of acquisition. The purchase price allocation for this acquisition is reflected in the accompanying consolidated balance sheet as of December 31, 2016 and is preliminary.
2015
On November 16, 2015, we acquired all the capital stock of New World Systems Corporation (“NWS”), which provides public safety and financial solutions for local governments.  The purchase price, net of cash acquired of $22.5 million, comprised of $337.5 million in cash, of which $4.0 million was accrued at December 31, 2015, and 2.1 million shares of Tyler common stock valued at $362.8 million, which was based on the closing price on November 16, 2015. We also incurred fees of approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete the acquisition. These fees were expensed in 2015 and are included in selling, general and administrative expenses.
In 2016, we paid $2.0 million related to the working capital holdback of $4.0 million and reduced the accrued liability. Our final valuation of the fair market value of NWS’ assets and liabilities resulted in adjustments to the preliminary opening balance sheet. These adjustments related to a reduction in deferred revenue and related deferred income taxes and additional reserves for accounts receivable and contingencies resulting in a net decrease to goodwill of approximately $7.4 million.

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
The operating results of NWS and Brazos are included with the operating results of the Enterprise Software segment since their dates of acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(3)PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2016	2015
Land	—	$9,958	$8,146
Building and leasehold improvements	5-39	94,924	77,020
Computer equipment and purchased software	3-5	55,627	42,245
Furniture and fixtures	5	19,897	16,661
Transportation equipment	5	447	252
		180,853	144,324
Accumulated depreciation and amortization		(56,585)	(43,212)
Property and equipment, net		$124,268	$101,112
Depreciation expense was $13.4 million during 2016, $9.1 million during 2015, and $7.9 million during 2014.
In 2016, we purchased an office building in Falmouth, Maine, that was previously leased from an entity owned by an executive’s father and brother, for approximately $9.7 million, and paid $8.0 million for construction to expand a building in Yarmouth, Maine.
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; and Moraine, Ohio.  We lease some space in these buildings to third-party tenants.  These leases expire between 2017 and 2025 and are expected to provide rental income of approximately $1.6 million during 2017, $1.9 million during 2018, $1.9 million during 2019, $1.7 million during 2020, $1.4 million during 2021, and $5.2 million thereafter. Rental income from third-party tenants was $1.7 million in 2016, $913,000 in 2015, and $945,000 in 2014.

(4)GOODWILL AND OTHER INTANGIBLE ASSETS
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2016	2015
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$186,231	$181,671
Acquired software	176,096	172,666
Trade name	11,065	10,765
Leases acquired	3,694	3,694
	377,086	368,796
Accumulated amortization	(109,827)	(73,418)
Total intangibles, net	$267,259	$295,378

Total amortization expense for intangibles was $36.4 million in 2016, $10.3 million in 2015, and $6.4 million during 2014.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$650,237	—	$—	$653,666	—	$—
Amortizable intangibles:
Customer related intangibles	186,231	15 years	51,491	181,671	15 years	38,754
Acquired software	176,096	7 years	55,115	172,666	7 years	32,880
Trade name	11,065	12 years	2,740	10,765	12 years	1,747
Leases acquired	3,694	9 years	481	3,694	9 years	37

The changes in the carrying amount of goodwill for the two years ended December 31, 2016 are as follows:

	Enterprise Software	Appraisal and Tax	Total
Balance as of 12/31/2014	$117,585	$6,557	$124,142
Goodwill acquired during 2015 related to the purchase of NWS	527,618	—	527,618
Goodwill acquired during 2015 related to the purchase of Brazos	1,906	—	1,906
Balance as of 12/31/2015	647,109	6,557	653,666
Goodwill acquired during 2016 related to a small acquisition	3,943	—	3,943
Purchase price adjustments related to NWS acquisition	(7,372)	—	(7,372)
Balance as of 12/31/2016	$643,680	$6,557	$650,237

Estimated annual amortization expense relating to acquired leases will be recorded as a reduction to hardware and other revenue and is expected to be $442,000 in 2017, $426,000 in 2018, $373,000 in 2019, $314,000 in 2020, $312,000 in 2021 and $1.3 million thereafter. Estimated annual amortization expense relating to acquisition intangibles, including acquired software, for which the amortization expense is recorded as cost of revenues, for the next five years is as follows:

2017	$35,120
2018	34,443
2019	33,107
2020	31,660
2021	31,302

(5)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2016	2015
Accrued wages, bonuses and commissions	$38,996	$32,006
Other accrued liabilities	16,993	17,150
	$55,989	$49,156

(6)REVOLVING LINE OF CREDIT
On November 16, 2015, we entered into a $300.0 million Credit Agreement (the “Credit Facility”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Facility provides for a revolving credit line of up to $300.0 million, including a $10.0 million sublimit for letters of credit. The Credit Facility matures on November 16, 2020. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%.   As of December 31, 2016, our interest rate was 1.96%. The Credit Facility is secured by substantially all our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2016, we were in compliance with those covenants.
As of December 31, 2016, we had $10.0 million in outstanding borrowings and unused borrowing capacity of $287.8 million under the Credit Facility. In addition, as of December 31, 2016, we had two outstanding letters of credit totaling $2.2 million in favor of a client contract and the expansion of an office building in Yarmouth, Maine. Both letters of credit guarantee our performance under each contract and both expire in 2017.
We paid interest of $1.9 million in 2016 and $223,000 in 2015.

(7)INCOME TAX
The income tax provision (benefit) on income from operations consists of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$41,366	$44,841	$34,504
State	7,023	6,670	4,827
	48,389	51,511	39,331
Deferred	(28,939)	(7,956)	(3,804)
	$19,450	$43,555	$35,527

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years Ended December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	$45,257	$37,949	$33,064
State income tax, net of federal income tax benefit	4,807	3,715	2,867
Domestic production activities deduction	(3,947)	(466)	(1,720)
Excess tax benefits related to stock option exercises	(29,582)	—	—
Non-deductible business expenses	2,979	2,414	1,485
Other, net	(64)	(57)	(169)
	$19,450	$43,555	$35,527

Due to the adoption of ASU No. 2016-09, federal and state excess tax benefits from stock option exercises for the year ended December 31, 2016 are reflected as a reduction of the provision for income taxes, whereas they were previously accounted for as an increase to shareholders’ equity. See Note 1 "Summary of Significant Accounting Policies" for additional information related to this adoption.

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2016	2015
Deferred income tax assets:
Operating expenses not currently deductible	$18,721	$9,953
Stock option and other employee benefit plans	19,665	13,504
Capital loss and credit carryforward	—	179
Total deferred income tax assets	38,386	23,636
Deferred income tax liabilities:
Intangible assets	(103,754)	(111,653)
Property and equipment	(3,207)	(2,781)
Other	(204)	(228)
Total deferred income tax liabilities	(107,165)	(114,662)
Net deferred income tax liabilities	$(68,779)	$(91,026)
Although realization is not assured, we believe it is more likely than not that all the deferred tax assets will be realized.  Accordingly, we believe no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised. There were no unrecognized tax benefits during any of the reported periods.
The Internal Revenue Service (“IRS”) is examining our U.S. income tax return for the year 2012. As of February 21, 2017, no significant adjustments have been proposed by any taxing jurisdiction.  We are unable to make a reasonable estimate as to when cash settlements, if any, will occur.
We are subject to U.S. federal tax as well as income tax of multiple state and local jurisdictions. We are no longer subject to United States federal income tax or state and local income tax examinations for years before 2011.
We paid income taxes, net of refunds received, of $30.2 million in 2016, $27.3 million in 2015, and $10.2 million in 2014.

(8)SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	827	$23,527	1,118	$23,160	855	$14,680
Purchases of common stock	(882)	(112,699)	(5)	(645)	(294)	(22,817)
Employee stock plan purchases	47	6,236	43	4,671	53	4,144
Shares issued for acquisitions	—	—	2,149	364,333	17	1,473

Subsequent to December 31, 2016 and through February 21, 2017, we repurchased 42,000 shares for an aggregate purchase price of $6.2 million. As of February 21, 2017, we had authorization from our board of directors to repurchase up to 2.0 million additional shares of our common stock.

(9)SHARE-BASED COMPENSATION
Share-Based Compensation Plan
We have a stock option plan that provides for the grant of stock options to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.  During fourth quarter of 2016, we adopted ASU No. 2016-09 "Improvements to Employee Share-Based Payment Accounting," See Note 1 - "Summary of Significant Accounting Policies" for further information.
As of December 31, 2016, there were 2.9 million shares available for future grants under the plan from the 20.0 million shares previously approved by the shareholders.
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
The following weighted average assumptions were used for options granted:

	Years Ended December 31,
	2016	2015	2014
Expected life (in years)	6.0	6.0	6.0
Expected volatility	29.3%	28.3%	30.9%
Risk-free interest rate	1.8%	1.7%	1.8%
Expected forfeiture rate	—%	1.7%	3.0%

The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statements of comprehensive income:

	Years Ended December 31,
	2016	2015	2014
Cost of software services, maintenance and subscriptions	$6,548	$3,380	$2,177
Selling, general and administrative expenses	23,199	16,802	12,642
Total share-based compensation expenses	29,747	20,182	14,819
Tax benefit	(30,059)	(5,986)	(4,237)
Net (decrease) increase in net income	$(312)	$14,196	$10,582

Adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $29.6 million for period ended December 31, 2016.
 Stock Option Activity
Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,720	$34.66
Granted	675	94.15
Exercised	(855)	17.17
Forfeited	(3)	37.44
Outstanding at December 31, 2014	5,537	44.61
Granted	747	145.71
Exercised	(1,118)	20.71
Forfeited	(2)	19.61
Outstanding at December 31, 2015	5,164	64.43
Granted	846	147.25
Exercised	(827)	28.43
Forfeited	(27)	95.33
Outstanding at December 31, 2016	5,156	83.64	7	$320,924
Exercisable at December 31, 2016	2,311	58.07	6	$198,460

We had unvested options to purchase 2.8 million shares with a weighted average grant date exercise price of $104.91 as of December 31, 2016 and unvested options to purchase 3.1 million shares with a weighted average grant date exercise price of $78.86 as of December 31, 2015. As of December 31, 2016, we had $80.1 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 3.2 years.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2016	2015	2014
Weighted average grant-date fair value of stock options granted	$46.89	$45.17	$31.32
Total intrinsic value of stock options exercised	103,703	149,542	69,768

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2016, there were 847,000 shares available for future grants under the ESPP from the 2.0 million shares previously approved by the stockholders.

(10)EARNINGS PER SHARE
Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2016	2015	2014
Numerator for basic and diluted earnings per share:
Net income	$109,857	$64,869	$58,940
Denominator:
Weighted-average basic common shares outstanding	36,448	34,137	33,011
Assumed conversion of dilutive securities:
Stock options	2,513	2,415	2,390
Denominator for diluted earnings per share - Adjusted weighted-average shares	38,961	36,552	35,401
Earnings per common share:
Basic	$3.01	$1.90	$1.79
Diluted	$2.82	$1.77	$1.66
Stock options representing the right to purchase common stock of 786,000 shares in 2016, 417,000 shares in 2015, and 481,000 shares in 2014 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. During fourth quarter of 2016, we adopted ASU No. 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense; these benefits were historically recognized in equity. As the standard required a prospective method of adoption, our 2016 net income includes a $29.6 million income tax benefit due to the adoption that did not occur in the comparable periods presented above. In addition, the standard updates the method of calculating diluted shares resulting in the inclusion of 519,000 additional shares in our diluted EPS calculation that is not comparable to the other periods presented. Refer to Note 1 "Summary of Significant Accounting Policies" for further discussion of this new accounting standard.
(11)LEASES
We lease office facilities for use in our operations, as well as transportation, computer and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2023.  In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $6.7 million in 2016, $7.2 million in 2015, and $6.7 million in 2014, which included rent expense associated with related party lease agreements of $330,000 in 2016, $1.8 million in 2015, and $1.7 million in 2014.
Future minimum lease payments under all non-cancelable leases at December 31, 2016 are as follows:

Years Ending December 31,
2017	$5,177
2018	4,221
2019	3,556
2020	3,273
2021	2,059
Thereafter	601
Total	$18,887

(12)EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements.  The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 3% of an employee’s compensation to the plan.  We made contributions to the plan and charged operating results $6.9 million during 2016, $5.3 million during 2015, and $4.3 million during 2014.
(13)COMMITMENTS AND CONTINGENCIES
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(14)SEGMENT AND RELATED INFORMATION
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
In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts and land and vital records management software solutions unit; and the courts and justice and public safety software solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software (“ES”).  The ES segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice and public safety processes.  The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities.  Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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
ES segment capital expenditures in 2016 included $17.7 million for the expansion of an existing building and purchase of a building and land.

As of the year ended December 31, 2016

	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$68,844	$5,462	$—	$74,306
Subscriptions	135,516	7,188	—	142,704
Software services	158,478	16,326	—	174,804
Maintenance	304,380	18,589	—	322,969
Appraisal services	—	26,287	—	26,287
Hardware and other	11,942	16	3,015	14,973
Intercompany	6,742	—	(6,742)	—
Total revenues	$685,902	$73,868	$(3,727)	$756,043
Depreciation and amortization expense	43,962	984	5,355	50,301
Segment operating income	190,817	18,286	(41,832)	167,271
Capital expenditures	23,843	1,432	11,448	36,723
Segment assets	$295,260	$31,769	$1,030,916	$1,357,945

As of the year ended December 31, 2015

	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$54,376	$4,632	$—	$59,008
Subscriptions	107,090	4,843	—	111,933
Software services	129,068	10,784	—	139,852
Maintenance	227,586	17,951	—	245,537
Appraisal services	—	25,065	—	25,065
Hardware and other	6,935	12	2,680	9,627
Intercompany	4,025	—	(4,025)	—
Total revenues	$529,080	$63,287	$(1,345)	$591,022
Depreciation and amortization expense	15,413	867	3,294	19,574
Segment operating income	141,401	15,477	(38,490)	118,388
Capital expenditures	6,112	646	6,746	13,504
Segment assets	$265,877	$22,283	$1,068,410	$1,356,570

As of the year ended December 31, 2014

	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$46,047	$3,018	$—	$49,065
Subscriptions	84,322	3,526	—	87,848
Software services	104,146	9,675	—	113,821
Maintenance	195,881	16,815	—	212,696
Appraisal services	—	21,802	—	21,802
Hardware and other	5,398	11	2,460	7,869
Intercompany	2,812	—	(2,812)	—
Total revenues	$438,606	$54,847	$(352)	$493,101
Depreciation and amortization expense	11,140	866	2,599	14,605
Segment operating income	114,993	11,603	(25,370)	101,226
Capital expenditures	3,644	359	5,446	9,449
Segment assets	$170,369	$16,463	$382,980	$569,812

Reconciliation of reportable segment operating	Years Ended December 31,
income to the Company's consolidated totals:	2016	2015	2014
Total segment operating income	$167,271	$118,388	$101,226
Amortization of acquired software	(22,235)	(4,440)	(1,858)
Amortization of customer and trade name intangibles	(13,731)	(5,905)	(4,546)
Other (expense) income, net	(1,998)	381	(355)
Income before income taxes	$129,307	$108,424	$94,467

(15)QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table contains selected financial information from unaudited statements of income for each quarter of 2016 and 2015.

	Quarters Ended
	2016				2015
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31(b)	Sept. 30	June 30	Mar. 31
Revenues	$193,281	$194,497	$188,972	$179,293	$158,916	$150,845	$146,295	$134,966
Gross profit	92,817	93,480	86,936	82,118	73,222	71,833	68,253	63,879
Income before income taxes (a)	35,119	36,419	30,195	27,574	19,540	31,744	29,781	27,359
Net income (a)	31,196	35,430	25,007	18,224	8,618	20,142	18,836	17,273
Earnings per diluted share	$0.80	$0.91	$0.65	$0.47	$0.23	$0.55	$0.52	$0.48
Shares used in computing diluted earnings per share (a)	38,975	39,062	38,738	39,071	37,864	36,349	36,097	35,895

(a)
During fourth quarter 2016, we adopted ASU No. 2016-09 requiring the recognition of excess tax benefits as a component of income tax expense; these benefits were historically recognized in equity. As the standard required a prospective method of adoption, our fourth quarter 2016 net income includes a $9.2 million income tax benefit due to the adoption that did not occur in the comparable prior year periods presented above. The three months ended March 31, June 30, and September 30, 2016, respectively, have been adjusted for the newly adopted standard. Refer to Note 1 "Summary of Significant Accounting Policies" for further discussion of this new accounting standard.

(b)
Operating results for the three months ended December 31, 2015, include $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other expenses necessary to complete the NWS acquisition as well as $3.5 million amortization expense related to NWS acquisition intangibles.