Form 10-Q
period 2017-03-31
TYLER TECHNOLOGIES INC
filed 2017-04-26
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number 1-10485

TYLER TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

DELAWARE	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5101 TENNYSON PARKWAY PLANO, TEXAS 75024 (Address of principal executive offices) (Zip code) (972) 713-3700 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on April 25, 2017 was 37,082,941.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months ended March 31,
	2017	2016
Revenues:
Software licenses and royalties	$18,223	$16,850
Subscriptions	40,102	34,089
Software services	45,018	42,430
Maintenance	86,859	76,032
Appraisal services	6,612	6,558
Hardware and other	2,728	3,334
Total revenues	199,542	179,293

Cost of revenues:
Software licenses and royalties	731	638
Acquired software	5,410	5,459
Software services, maintenance and subscriptions	93,540	85,270
Appraisal services	4,197	3,962
Hardware and other	1,316	1,846
Total cost of revenues	105,194	97,175

Gross profit	94,348	82,118

Selling, general and administrative expenses	43,142	40,759
Research and development expense	11,599	9,956
Amortization of customer and trade name intangibles	3,458	3,362

Operating income	36,149	28,041

Other expense, net	(190)	(467)
Income before income taxes	35,959	27,574
Income tax provision	3,653	9,350
Net income	$32,306	$18,224

Earnings per common share:
Basic	$0.88	$0.50
Diluted	$0.83	$0.47
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$63,731	$36,151
Accounts receivable (less allowance for losses of $4,105 in 2017 and $3,396 in 2016)	163,723	200,334
Short-term investments	20,056	20,273
Prepaid expenses	21,445	21,039
Income tax receivable	—	2,895
Other current assets	2,620	2,268
Total current assets	271,575	282,960

Accounts receivable, long-term	2,577	2,480
Property and equipment, net	142,109	124,268
Other assets:
Goodwill	650,237	650,237
Other intangibles, net	258,280	267,259
Non-current investments and other assets	30,903	30,741
Total assets	$1,355,681	$1,357,945

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,130	$7,295
Accrued liabilities	41,226	55,989
Deferred revenue	270,208	298,217
Current income tax payable	4,681	—
Total current liabilities	322,245	361,501

Revolving line of credit	—	10,000
Deferred revenue, long-term	1,908	2,140
Deferred income taxes	64,691	68,779

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2017 and December 31, 2016	481	481
Additional paid-in capital	569,763	556,663
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	468,182	435,876
Treasury stock, at cost; 11,086,018 and 11,381,733 shares in 2017 and 2016, respectively	(71,543)	(77,449)
Total shareholders' equity	966,837	915,525
Total liabilities and shareholders' equity	$1,355,681	$1,357,945
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$32,306	$18,224
Adjustments to reconcile net income to cash provided (used) by operations:
Depreciation and amortization	13,099	12,176
Share-based compensation expense	8,676	6,480
Deferred income tax (benefit) expense	(4,089)	92
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	36,514	35,750
Income taxes	7,576	9,187
Prepaid expenses and other current assets	(557)	2,074
Accounts payable	(1,166)	(473)
Accrued liabilities	(15,939)	(11,738)
Deferred revenue	(28,241)	(30,451)
Net cash provided by operating activities	48,179	41,321

Cash flows from investing activities:
Additions to property and equipment	(19,820)	(16,722)
Purchase of marketable security investments	(7,128)	(6,410)
Sale of marketable security investments	6,896	3,025
Cost of acquisitions, net of cash acquired	—	(2,000)
Increase in other	(16)	(49)
Net cash used by investing activities	(20,068)	(22,156)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(10,000)	74,000
Purchase of treasury shares	(7,032)	(93,930)
Proceeds from exercise of stock options	14,851	1,781
Contributions from employee stock purchase plan	1,650	1,238
Net cash used by financing activities	(531)	(16,911)

Net increase in cash and cash equivalents	27,580	2,254
Cash and cash equivalents at beginning of period	36,151	33,087
Cash and cash equivalents at end of period	$63,731	$35,341
See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2017, and December 31, 2016, and operating result amounts are for the three months ended March 31, 2017 and 2016, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2016. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016.
Certain amounts for the previous year have been reclassified to conform to the current year presentation.

(2) Shareholders’ Equity

The following table details activity in our common stock:

	Three Months ended March 31,
	2017		2016
	Shares	Amount	Shares	Amount
Purchases of treasury shares	(42)	$(6,171)	(758)	$(94,497)
Stock option exercises	324	14,851	79	1,781
Employee stock plan purchases	14	1,650	8	1,238
As of March 31, 2017, we had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock.

(3) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.
As of March 31, 2017, we have $33.5 million in investment grade corporate and municipal bonds with maturity dates ranging from 2017 through early-2019. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair value of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

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

(4) Revolving Line of Credit

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

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of March 31, 2017, the interest rates were 4.04% under the Wells Fargo Bank's prime rate and 2.23% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2017, we were in compliance with those covenants.

As of March 31, 2017, we had no outstanding borrowings and two outstanding letters of credit totaling $2.2 million. Unused borrowing capacity under the Credit Facility was $297.8 million.

(5) Income Tax Provision

For the three months ended March 31, 2017 and March 31, 2016, we had effective income tax rates of 10.2% and 33.9%, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized were $10.1 million and $1.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Excluding the excess tax benefits, the effective rates were 38.2% for both periods. Other differences from our federal statutory income tax rate included state income taxes, non-deductible business expenses, and the tax benefit of the domestic production activities deduction.
We made tax payments of $161,000 and $71,000 in the three months ended March 31, 2017 and March 31, 2016, respectively.

(6) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months ended March 31,
	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$32,306	$18,224
Denominator:
Weighted-average basic common shares outstanding	36,845	36,549
Assumed conversion of dilutive securities:
Stock options	2,087	2,522
Denominator for diluted earnings per share - Adjusted weighted-average shares	38,932	39,071
Earnings per common share:
Basic	$0.88	$0.50
Diluted	$0.83	$0.47

For the three months ended March 31, 2017, and March 31, 2016, stock options representing the right to purchase common stock of approximately 1,160,000 shares and 762,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(7) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of income, pursuant to Accounting Standards Codification (“ASC”) 718, Stock Compensation:

	Three Months ended March 31,
	2017	2016
Cost of software services, maintenance and subscriptions	$2,097	$1,317
Selling, general and administrative expenses	6,579	5,163
Total share-based compensation expense	$8,676	$6,480

(8) Segment and Related Information

We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; and the courts and justice and public safety software solutions unit meet the criteria for aggregation and are presented in one reportable segment, the Enterprise Software (“ES”) segment. The ES segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes; public safety; planning, regulatory and maintenance; and land and vital records management. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference.

For the three months ended March 31, 2017
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$16,574	$1,649	$—	$18,223
Subscriptions	38,313	1,789	—	40,102
Software services	40,668	4,350	—	45,018
Maintenance	82,166	4,693	—	86,859
Appraisal services	—	6,612	—	6,612
Hardware and other	2,728	—	—	2,728
Intercompany	2,163	—	(2,163)	—
Total revenues	$182,612	$19,093	$(2,163)	$199,542
Segment operating income	$52,051	$4,214	$(11,248)	$45,017

For the three months ended March 31, 2016
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$15,654	$1,196	$—	$16,850
Subscriptions	31,985	2,104	—	34,089
Software services	38,605	3,825	—	42,430
Maintenance	71,400	4,632	—	76,032
Appraisal services	—	6,558	—	6,558
Hardware and other	3,036	15	283	3,334
Intercompany	1,160	—	(1,160)	—
Total revenues	$161,840	$18,330	$(877)	$179,293
Segment operating income	$40,669	$4,830	$(8,637)	$36,862

	Three Months ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2017	2016
Total segment operating income	$45,017	$36,862
Amortization of acquired software	(5,410)	(5,459)
Amortization of customer and trade name intangibles	(3,458)	(3,362)
Other expense, net	(190)	(467)
Income before income taxes	$35,959	$27,574

(9) Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(10) New Accounting Pronouncements

Revenue from Contracts with Customers. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The ASU allows two methods of adoption: a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented. Our ability to adopt using the full retrospective method is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.

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

We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license fees, installation fees, and incremental cost of obtaining a contract. Specifically, under the new standard we expect software license fees under perpetual agreements will no longer be subject to 100% discount allocations from other elements in the contract. Discounts in arrangements will be allocated across all deliverables increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) will be recognized at the point in time that control of the software license transfers to the customer versus our current policy of recognizing revenue only to the extent billable per the contractual terms. Time-based license fees currently recognized over the license term will no longer be recognized over the period of the license and will instead be recognized at the point in time that control of the software license transfers to the customer. We expect revenue related to our SaaS offerings and professional services to remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of billing. Application of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions plus any associated fringe benefits) must be recognized as an asset and expensed on a systematic basis that is consistent with the transfer to the customer of the goods and services to which the asset relates, unless that life is less than one year. Currently, we defer sales commissions and recognize expense over the relevant initial contractual term. With the adoption of the new standard, we expect amortization periods to extend past the initial term.
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
Our total employee count increased to 3,860 at March 31, 2017, from 3,627 at March 31, 2016.
For the three months ended March 31, 2017, total revenues increased 11% compared to the prior year period.
Subscriptions revenue grew 18% for the three months ended March 31, 2017, due to a gradual shift toward cloud-based, software as a service (“SaaS”) business, as well as continued strong growth in our e-filing revenues from courts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2016.
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	First Quarter
	2017	2016
Revenues:
Software licenses and royalties	9.1%	9.4%
Subscriptions	20.1	19.0
Software services	22.6	23.7
Maintenance	43.5	42.4
Appraisal services	3.3	3.7
Hardware and other	1.4	1.8
Total revenues	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.1	3.4
Software services, maintenance and subscriptions	46.9	47.6
Appraisal services	2.1	2.2
Hardware and other	0.7	1.0
Selling, general and administrative expenses	21.6	22.7
Research and development expense	5.8	5.6
Amortization of customer and trade name intangibles	1.7	1.9
Operating income	18.1	15.6
Other (expense), net	(0.1)	(0.2)
Income before income taxes	18.0	15.4
Income tax provision	1.8	5.2
Net income	16.2%	10.2%

Revenues
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
ES	$16,574	$15,654	$920	6%
A&T	1,649	1,196	453	38
Total software licenses and royalties revenue	$18,223	$16,850	$1,373	8%

Software license revenue and royalties increased 8% for the three months ended March 31, 2017, compared to the prior year period. The majority of this growth was due to an active marketplace with generally good local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years. Software license revenue was also negatively impacted for the three months ended March 31, 2017, by an increase in the number of clients choosing our subscription-based option, rather than purchasing the software under a traditional perpetual software arrangement.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to continue to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new client mix for the three months ended March 31, 2017, was approximately 55% selecting perpetual software license arrangements and approximately 45% selecting subscription-based arrangements compared to a client mix for the three months ended March 31, 2016, of approximately 66% selecting perpetual software license arrangements and approximately 34% selecting subscription-based arrangements. 92 new clients entered into subscription-based software arrangements for the three months ended March 31, 2017, compared to 65 new clients for the three months ended March 31, 2016.
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
ES	$38,313	$31,985	$6,328	20%
A&T	1,789	2,104	(315)	(15)
Total subscriptions revenue	$40,102	$34,089	$6,013	18%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 18% for the three months ending March 31, 2017, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending March 31, 2017, we added 92 new SaaS clients and 17 existing on-premises clients converted to our SaaS model. Since March 31, 2016, we added 277 new SaaS clients and 59 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $1.5 million to the subscriptions revenue increase for the three months ended March 31, 2017, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.

Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
ES	$40,668	$38,605	$2,063	5%
A&T	4,350	3,825	525	14
Total software services revenue	$45,018	$42,430	$2,588	6%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. For the three months ended March 31, 2017, software services revenue grew 6% compared to the prior year period. This growth is partially due to completing recognition of a majority of the acquisition related deferred service revenue that was fair valued at rates below Tyler's average service rate in prior periods. Growth is also due to additions to our implementation and support staff, which increased our capacity to deliver backlog.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
ES	$82,166	$71,400	$10,766	15%
A&T	4,693	4,632	61	1
Total maintenance revenue	$86,859	$76,032	$10,827	14%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew approximately 14% for the three months ended March 31, 2017, compared to the prior year. Maintenance revenue increased mainly due to annual maintenance rate increases and growth in our installed customer base from new software license sales. In addition, the increase is partially due to completing recognition of a majority of the acquisition related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
ES	$—	$—	$—	—%
A&T	6,612	6,558	54	1
Total appraisal services revenue	$6,612	$6,558	$54	1%

Appraisal services revenue for the three months ended March 31, 2017, increased by 1%. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
Software licenses and royalties	$731	$638	$93	15%
Acquired software	5,410	5,459	(49)	(1)
Software services, maintenance and subscriptions	93,540	85,270	8,270	10
Appraisal services	4,197	3,962	235	6
Hardware and other	1,316	1,846	(530)	(29)
Total cost of revenues	$105,194	$97,175	$8,019	8%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
	2017	2016	Change
Software licenses, royalties and acquired software	66.3%	63.8%	2.5%
Software services, maintenance and subscriptions	45.6	44.1	1.5
Appraisal services	36.5	39.6	(3.1)
Hardware and other	51.8	44.6	7.2
Overall gross margin	47.3%	45.8%	1.5%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2017, our software licenses, royalties and acquired software gross margin increased 2.5% compared to the prior year period due to higher incremental margins on software license revenues, in part due to slightly lower amortization expense for acquired software resulting from acquisitions.
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three months ended March 31, 2017, was 1.5% higher than the comparable prior year period. Our implementation and support staff has grown by 193 employees since March 31, 2016. Many of these additions occurred in early to mid-2016 and are contributing to revenue in 2017. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Reduced recognition of acquisition-related deferred revenue associated with software services and maintenance obligations completed in prior periods also resulted in higher gross margins.
Appraisal services. Appraisal services revenue comprised approximately 3.3% of total revenue. The appraisal services gross margin for the three months ended March 31, 2017 decreased 3.1% compared to the same period in 2016, due to additional resources brought in for a large revaluation project to meet the deadline for completion of fieldwork. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects.

For the three months ended March 31, 2017, our blended gross margin increased 1.5% compared to the prior year period. Our overall gross margin increase was mainly due to a product mix that included more higher-margin recurring revenues from subscriptions and maintenance and less lower-margin revenues from software services and appraisal services along with higher gross margins for all revenue lines except appraisal services, as described above.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as, professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
Selling, general and administrative expenses	$43,142	$40,759	$2,383	6%
SG&A as a percentage of revenues was 21.6% for the three months ended March 31, 2017, compared to 22.7% for the three months ended March 31, 2016. SG&A expense increased approximately 6%. This increase is mainly due to compensation costs related to increased staff levels, higher stock compensation expense and increased commission expense related to higher sales. In addition, for the three months ended March 31, 2017, stock compensation expense rose $1.4 million compared to the same period in 2016, mainly due to increases in our stock price over the last few years.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
Research and development expense	$11,599	$9,956	$1,643	17%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. Our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX was amended in March 2016, which significantly reduced our development commitment through March 2018. However, we will continue to provide sustained engineering and technical support for the public-sector functionality within Dynamics AX. License and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract.
Research and development expense in the three months ended March 31, 2017, increased 17% compared to prior period mainly due to research and development efforts related to new Tyler product development initiatives, primarily in our public safety solutions, offset by reduced development efforts for Microsoft Dynamics AX. As a result of the Microsoft Dynamics AX amendment, we plan to redeploy certain development resources to enhance functionality on several existing solutions and these costs will be recorded in cost of revenues – software services, maintenance and subscriptions.
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
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
Amortization of customer and trade name intangibles	$3,458	$3,362	$96	3%

Other Expense, Net
The following table sets forth a comparison of our other expense, net for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
Other expense, net	$(190)	$(467)	$277	(59)%
Other expense, net is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement, as well as interest income from invested cash. Other expense, net decreased in the three months ended March 31, 2017, compared to the prior period due to significantly lower debt levels in the current period, as we repaid all borrowings under the revolving line of credit in January 2017.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2017	2016	$	%
Income tax provision	$3,653	$9,350	$(5,697)	(61)%

Effective income tax rate	10.2%	33.9%

The effective income tax rates for the three months ended March 31, 2017 and 2016, were different from the statutory United States federal income tax rate of 35% principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized were $10.1 million and $1.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Excluding the excess tax benefits, the effective rates were 38.2% for both periods. Other differences from our federal statutory income tax rate included state income taxes, non-deductible business expenses, and the tax benefit of the domestic production activities deduction. The effective income tax rate for the three months ended March 31, 2017, decreased compared to the prior year period mainly due to higher excess tax benefits related to stock option exercises realized.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2017, we had cash and cash equivalents of $63.7 million compared to $36.2 million at December 31, 2016. We also had $33.5 million invested in investment grade corporate and municipal bonds as of March 31, 2017. These investments mature between 2017 through early-2019 and we intend to hold these investments until maturity. As of March 31, 2017, we had two outstanding letters of credit totaling $2.2 million. We do not believe the letters of credit will be required to be drawn upon. These letters of credit expire in mid-2017. We believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2017	2016
Cash flows provided (used) by:
Operating activities	$48,179	$41,321
Investing activities	(20,068)	(22,156)
Financing activities	(531)	(16,911)
Net increase in cash and cash equivalents	$27,580	$2,254
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

For the three months ended March 31, 2017, operating activities provided cash of $48.2 million. Operating activities that provided cash were primarily comprised of net income of $32.3 million, non-cash depreciation and amortization charges of $13.1 million and non-cash share-based compensation expense of $8.7 million. Working capital, excluding cash, increased approximately $5.9 million due the decline in deferred revenue balances, the timing of payments related to bonuses, and the deferred taxes associated with stock option activity during the period. These increases were offset by collections of annual maintenance renewal billings that are billed in the fourth quarter, as well as the timing of income tax payments.
In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 74 days at March 31, 2017, compared to 93 days at December 31, 2016 and 69 days at March 31, 2016. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. As a result our DSO is usually lower in the first quarter than the fourth quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $20.1 million in the three months ending March 31, 2017. Approximately $19.8 million was invested in property and equipment. We purchased an office building in Latham, New York, for approximately $2.9 million and paid $4.9 million for construction to expand a building in Yarmouth, Maine. We plan to spend approximately $18.7 million in 2017 in connection with the completion of the Yarmouth office expansion and approximately $5.0 million for the purchase and renovation for the Latham office building. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
Investing activities used cash of $22.2 million in the three months ending March 31, 2016. Approximately $16.7 million was invested in property and equipment. We purchased an office building in Falmouth, Maine, that was previously leased from an entity owned by an executives’ father and brother, for approximately $9.7 million and paid $493,000 to begin construction to expand a building in Yarmouth, Maine. In March 2016, we paid $2.0 million related to the working capital holdback in connection with the New World Systems acquisition. The remaining additions were for computer equipment, furniture and fixtures in support of growth, particularly with respect to our cloud-based offerings.
Financing activities used cash of $531,000 in the three months ended March 31, 2017, and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit and proceeds from stock option exercises and employee stock purchase plan activity. During the three months ended March 31, 2017, we purchased 42,000 shares of our common stock for an aggregate purchase price of $6.2 million at an average price paid per share of $147.30.
Financing activities used cash of $16.9 million in the three months ended March 31, 2016. Cash used by financing activities was comprised of purchases of treasury shares, net borrowings from our revolving line of credit and proceeds from stock option exercises and employee stock purchase plan activity. During the three months ended March 31, 2016, we purchased 758,000 shares of our common stock for an aggregate purchase price of $94.5 million, of which $567,000 was accrued at March 31, 2016.
We had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock as of March 31, 2017. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $161,000 in the three months ended March 31, 2017, compared to tax payments of $71,000 in the three months ended March 31, 2016.

We anticipate that 2017 capital spending will be between $53.0 million and $55.0 million. Capital spending includes approximately $18.7 million for the Yarmouth office expansion and approximately $5.0 million for the purchase and renovation of an office building in Latham, New York. We expect the remaining capital spending will consist primarily of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2017, but the actual amount and timing of those costs, and whether they are capitalized or expensed, may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.

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
As of March 31, 2017, we had no outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
During the three months ended March 31, 2017, our effective average interest rate for borrowings was 2.03%. As of March 31, 2017, our interest rate was 4.04% under the Wells Fargo Bank prime rate and 2.23% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2017, 2016, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Date: April 26, 2017