Form 10-Q
period 2017-06-30
TYLER TECHNOLOGIES INC
filed 2017-07-26
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 25, 2017 was 37,303,134.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Software licenses and royalties	$17,107	$17,551	$35,330	$34,401
Subscriptions	40,947	33,968	81,049	68,057
Software services	47,372	46,040	92,390	88,470
Maintenance	89,412	78,743	176,271	154,775
Appraisal services	6,366	6,984	12,978	13,542
Hardware and other	7,919	5,686	10,647	9,020
Total revenues	209,123	188,972	408,665	368,265

Cost of revenues:
Software licenses and royalties	647	666	1,378	1,304
Acquired software	5,360	5,680	10,770	11,139
Software services, maintenance and subscriptions	96,172	86,717	189,712	171,987
Appraisal services	4,282	4,458	8,479	8,420
Hardware and other	6,799	4,515	8,115	6,361
Total cost of revenues	113,260	102,036	218,454	199,211

Gross profit	95,863	86,936	190,211	169,054

Selling, general and administrative expenses	43,451	42,232	86,593	82,991
Research and development expense	11,874	10,336	23,473	20,292
Amortization of customer and trade name intangibles	3,463	3,453	6,921	6,815

Operating income	37,075	30,915	73,224	58,956

Other expense, net	(101)	(720)	(291)	(1,187)
Income before income taxes	36,974	30,195	72,933	57,769
Income tax provision	5,396	5,188	9,049	14,538
Net income	$31,578	$25,007	$63,884	$43,231

Earnings per common share:
Basic	$0.85	$0.69	$1.72	$1.19
Diluted	$0.81	$0.65	$1.63	$1.11
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$55,072	$36,151
Accounts receivable (less allowance for losses of $5,102 in 2017 and $3,396 in 2016)	233,831	200,334
Short-term investments	24,709	20,273
Prepaid expenses	23,676	21,039
Income tax receivable	12,206	2,895
Other current assets	2,784	2,268
Total current assets	352,278	282,960

Accounts receivable, long-term	2,333	2,480
Property and equipment, net	147,956	124,268
Other assets:
Goodwill	651,721	650,237
Other intangibles, net	252,874	267,259
Non-current investments and other assets	31,347	30,741
Total assets	$1,438,509	$1,357,945

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,448	$7,295
Accrued liabilities	46,006	55,989
Deferred revenue	304,128	298,217
Total current liabilities	359,582	361,501

Revolving line of credit	—	10,000
Deferred revenue, long-term	1,643	2,140
Deferred income taxes	59,682	68,779

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2017 and December 31, 2016	481	481
Additional paid-in capital	586,037	556,663
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	499,760	435,876
Treasury stock, at cost; 10,862,030 and 11,381,733 shares in 2017 and 2016, respectively	(68,630)	(77,449)
Total shareholders' equity	1,017,602	915,525
Total liabilities and shareholders' equity	$1,438,509	$1,357,945
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$63,884	$43,231
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	26,366	24,850
Share-based compensation expense	17,577	13,692
Deferred income tax (benefit) expense	(9,097)	427
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(33,348)	(35,530)
Income taxes	(9,311)	(3,500)
Prepaid expenses and other current assets	(3,984)	(1,435)
Accounts payable	2,152	(236)
Accrued liabilities	(11,061)	4,883
Deferred revenue	6,397	14,459
Net cash provided by operating activities	49,575	60,841

Cash flows from investing activities:
Additions to property and equipment	(30,123)	(21,959)
Purchase of marketable security investments	(21,392)	(10,607)
Proceeds from marketable security investments	17,029	6,526
Cost of acquisitions, net of cash acquired	(5,855)	(9,394)
Increase in other	(68)	(281)
Net cash used by investing activities	(40,409)	(35,715)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(10,000)	69,000
Purchase of treasury shares	(7,032)	(94,497)
Proceeds from exercise of stock options	23,360	5,793
Contributions from employee stock purchase plan	3,427	2,818
Net cash provided (used) by financing activities	9,755	(16,886)

Net increase in cash and cash equivalents	18,921	8,240
Cash and cash equivalents at beginning of period	36,151	33,087
Cash and cash equivalents at end of period	$55,072	$41,327
See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1) Basis of Presentation

We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2017, and December 31, 2016, and operating result amounts are for the three and six months ended June 30, 2017, and 2016, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2016. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016.
Certain amounts for the previous year have been reclassified to conform to the current year presentation.

(2) Acquisitions

On May 30, 2017, we acquired all of the capital stock of Modria.com, Inc., a company that specializes in online dispute resolution for government and commercial entities. The purchase price, net of debt assumed, was $5.9 million. The impact of this acquisition on our operating results is not material.

(3) Shareholders’ Equity

The following table details activity in our common stock:

	Six months ended June 30,
	2017		2016
	Shares	Amount	Shares	Amount
Purchases of treasury shares	(42)	$(6,171)	(758)	$(94,497)
Stock option exercises	534	23,360	241	5,793
Employee stock plan purchases	27	3,427	23	2,818
As of June 30, 2017, we had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock.

(4) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.
As of June 30, 2017, we have $37.5 million in investment grade corporate and municipal bonds with maturity dates ranging from 2017 through early 2019. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

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

(5) Revolving Line of Credit

On November 16, 2015, we entered into a $300.0 million Credit Agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $300.0 million, including a $10.0 million sublimit for letters of credit. The Credit Facility matures on November 16, 2020. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of June 30, 2017, the interest rates were 4.50% under the Wells Fargo Bank's prime rate and 2.37% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2017, we were in compliance with those covenants.

As of June 30, 2017, we had no outstanding borrowings and two outstanding letters of credit totaling $2.2 million. Available borrowing capacity under the Credit Facility was $297.8 million.

(6) Income Tax Provision

For the three and six months ended June 30, 2017, we had effective income tax rates of 14.6% and 12.4%, respectively, compared to 17.2% and 25.2% for the three and six months ended June 30, 2016, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized were $8.5 million and $18.6 million for the three and six months ended June 30, 2017, respectively, compared to $6.3 million and $7.5 million for the three and six months ended June 30, 2016, respectively. Excluding the excess tax benefits, the effective rates were 37.5% and 37.9% for the three and six months ended June 30, 2017, respectively, compared to 37.9% and 38.1% for the three and six months ended June 30, 2016, respectively. Other differences from our federal statutory income tax rate included state income taxes, non-deductible business expenses, and the tax benefit of the domestic production activities deduction.
We made tax payments of $27.5 million and $17.6 million in the six months ended June 30, 2017 and June 30, 2016, respectively.

(7) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
Net income	$31,578	$25,007	$63,884	$43,231
Denominator:
Weighted-average basic common shares outstanding	37,154	36,160	37,144	36,316
Assumed conversion of dilutive securities:
Stock options	2,047	2,579	2,067	2,550
Denominator for diluted earnings per share - Adjusted weighted-average shares	39,201	38,739	39,211	38,866
Earnings per common share:
Basic	$0.85	$0.69	$1.72	$1.19
Diluted	$0.81	$0.65	$1.63	$1.11

For the three and six months ended June 30, 2017, stock options representing the right to purchase common stock of approximately 1,251,000 shares and 1,205,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.  For the three and six months ended June 30, 2016, stock options representing the right to purchase common stock of approximately 785,000 shares and 784,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(8) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of income, pursuant to Accounting Standards Codification (“ASC”) 718, Stock Compensation:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of software services, maintenance and subscriptions	$2,253	$1,571	$4,350	$2,888
Selling, general and administrative expenses	6,648	5,641	13,227	10,804
Total share-based compensation expense	$8,901	$7,212	$17,577	$13,692

(9) Segment and Related Information

We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions; and

•	appraisal and tax software solutions and property appraisal services.

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

For the three months ended June 30, 2017
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$15,354	$1,753	$—	$17,107
Subscriptions	39,051	1,896	—	40,947
Software services	42,696	4,676	—	47,372
Maintenance	84,306	5,106	—	89,412
Appraisal services	—	6,366	—	6,366
Hardware and other	3,295	—	4,624	7,919
Intercompany	2,486	—	(2,486)	—
Total revenues	$187,188	$19,797	$2,138	$209,123
Segment operating income	$54,130	$4,410	$(12,642)	$45,898

For the six months ended June 30, 2017
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$31,928	$3,402	$—	$35,330
Subscriptions	77,364	3,685	—	81,049
Software services	83,364	9,026	—	92,390
Maintenance	166,472	9,799	—	176,271
Appraisal services	—	12,978	—	12,978
Hardware and other	6,023	—	4,624	10,647
Intercompany	4,649	—	(4,649)	—
Total revenues	$369,800	$38,890	$(25)	$408,665
Segment operating income	$106,181	$8,624	$(23,890)	$90,915

For the three months ended June 30, 2016
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$16,439	$1,112	$—	$17,551
Subscriptions	32,316	1,652	—	33,968
Software services	42,159	3,881	—	46,040
Maintenance	74,110	4,633	—	78,743
Appraisal services	—	6,984	—	6,984
Hardware and other	2,942	—	2,744	5,686
Intercompany	1,612	—	(1,612)	—
Total revenues	$169,578	$18,262	$1,132	$188,972
Segment operating income	$46,109	$3,990	$(10,051)	$40,048

For the six months ended June 30, 2016
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$32,093	$2,308	$—	$34,401
Subscriptions	64,301	3,756	—	68,057
Software services	80,763	7,707	—	88,470
Maintenance	145,510	9,265	—	154,775
Appraisal services	—	13,542	—	13,542
Hardware and other	5,977	16	3,027	9,020
Intercompany	2,772	—	(2,772)	—
Total revenues	$331,416	$36,594	$255	$368,265
Segment operating income	$86,778	$8,821	$(18,689)	$76,910

	Three months ended June 30,		Six months ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2017	2016	2017	2016
Total segment operating income	$45,898	$40,048	$90,915	$76,910
Amortization of acquired software	(5,360)	(5,680)	(10,770)	(11,139)
Amortization of customer and trade name intangibles	(3,463)	(3,453)	(6,921)	(6,815)
Other expense, net	(101)	(720)	(291)	(1,187)
Income before income taxes	$36,974	$30,195	$72,933	$57,769

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

We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license fees, installation fees, and incremental cost of obtaining a contract. Specifically, under the new standard we expect software license fees under perpetual agreements will no longer be subject to 100% discount allocations from other elements in the contract. Discounts in arrangements will be allocated across all deliverables increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) will be recognized at the point in time that control of the software license transfers to the customer versus our current policy of recognizing revenue only to the extent billable per the contractual terms. Time-based license fees currently recognized over the license term will no longer be recognized over the period of the license and will instead be recognized at the point in time that control of the software license transfers to the customer. We expect revenue related to our software as a service (“SaaS”) offerings and professional services to remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of billing. Application of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions plus any associated fringe benefits) must be recognized as an asset and expensed on a systematic basis that is consistent with the transfer to the customer of the goods and services to which the asset relates, unless that life is less than one year. Currently, we defer sales commissions and recognize expense over the relevant initial contractual term. With the adoption of the new standard, we expect amortization periods to extend past the initial term.
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
Our total employee count increased to 3,972 at June 30, 2017, from 3,723 at June 30, 2016.

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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Second Quarter		Six Months Ended
	2017	2016	2017	2016
Revenues:
Software licenses and royalties	8.2%	9.3%	8.6%	9.3%
Subscriptions	19.6	18.0	19.8	18.5
Software services	22.7	24.4	22.6	24.0
Maintenance	42.7	41.7	43.2	42.0
Appraisal services	3.0	3.7	3.2	3.7
Hardware and other	3.8	2.9	2.6	2.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	2.9	3.4	3.0	3.4
Software services, maintenance and subscriptions	46.0	45.9	46.4	46.7
Appraisal services	2.0	2.4	2.1	2.3
Hardware and other	3.3	2.4	2.0	1.7
Selling, general and administrative expenses	20.8	22.3	21.2	22.5
Research and development expense	5.7	5.5	5.7	5.5
Amortization of customer and trade name intangibles	1.7	1.8	1.7	1.9
Operating income	17.6	16.3	17.9	16.0
Other (expense), net	—	(0.2)	(0.1)	(0.2)
Income before income taxes	17.6	16.1	17.8	15.8
Income tax provision	2.6	2.7	2.2	3.9
Net income	15.0%	13.4%	15.6%	11.9%

Revenues
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
ES	$15,354	$16,439	$(1,085)	(7)%	$31,928	$32,093	$(165)	(1)%
A&T	1,753	1,112	641	58	3,402	2,308	1,094	47
Total software licenses and royalties revenue	$17,107	$17,551	$(444)	(3)%	$35,330	$34,401	$929	3%

Software license revenue and royalties decreased 3% and increased 3% for the three and six months ended June 30, 2017, respectively, compared to the prior year period. The increase in software license revenue and royalties for the six months ended June 30, 2017 is attributed to additions to our implementation staff, which increased our capacity to deliver backlog. The decline for the three months ended June 30, 2017 was impacted by an increase in the number of clients choosing our subscription-based option, rather than purchasing the software under a traditional perpetual software arrangement.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to continue to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new client mix for the six months ended June 30, 2017 was approximately 52% selecting perpetual software license arrangements and approximately 48% selecting subscription-based arrangements compared to a client mix for the six months ended June 30, 2016 of approximately 66% selecting perpetual software license arrangements and approximately 34% selecting subscription-based arrangements. 105 and 197 new clients entered into subscription-based software arrangements for the three and six months ended June 30, 2017, respectively, compared to 74 and 139 new clients for the three and six months ended June 30, 2016, respectively.
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
ES	$39,051	$32,316	$6,735	21%	$77,364	$64,301	$13,063	20%
A&T	1,896	1,652	244	15	3,685	3,756	(71)	(2)
Total subscriptions revenue	$40,947	$33,968	$6,979	21%	$81,049	$68,057	$12,992	19%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 21% and 19% for the three and six months ending June 30, 2017, respectively, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ending June 30, 2017, respectively, we added 105 and 197 new SaaS clients and 37 and 54 existing on-premises clients converted to our SaaS model. Since June 30, 2016, we added 308 new SaaS clients and 78 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $1.7 million and $3.2 million to the subscriptions revenue increase for the three and six months ended June 30, 2017, respectively, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.

Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
ES	$42,696	$42,159	$537	1%	$83,364	$80,763	$2,601	3%
A&T	4,676	3,881	795	20	9,026	7,707	1,319	17
Total software services revenue	$47,372	$46,040	$1,332	3%	$92,390	$88,470	$3,920	4%

Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. For the three and six months ended June 30, 2017, respectively, software services revenue grew 3% and 4% compared to the prior year period. This growth is primarily due to additions to our implementation and support staff which increased our capacity to deliver backlog and partially due to completing recognition of a majority of the acquisition-related deferred service revenue that was fair valued at rates below Tyler's average service rate in prior periods.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
ES	$84,306	$74,110	$10,196	14%	$166,472	$145,510	$20,962	14%
A&T	5,106	4,633	473	10	9,799	9,265	534	6
Total maintenance revenue	$89,412	$78,743	$10,669	14%	$176,271	$154,775	$21,496	14%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 14% for the three and six months ended June 30, 2017, respectively, compared to the prior year. Maintenance revenue increased mainly due to annual maintenance rate increases and growth in our installed customer base from new software license sales. In addition, the increase is partially due to completing recognition of a majority of the acquisition-related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	6,366	6,984	(618)	(9)	12,978	13,542	(564)	(4)
Total appraisal services revenue	$6,366	$6,984	$(618)	(9)%	$12,978	$13,542	$(564)	(4)%

Appraisal services revenue for the three and six months ended June 30, 2017, respectively, decreased by 9% and 4%. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
Software licenses and royalties	$647	$666	$(19)	(3)%	$1,378	$1,304	$74	6%
Acquired software	5,360	5,680	(320)	(6)	10,770	11,139	(369)	(3)
Software services, maintenance and subscriptions	96,172	86,717	9,455	11	189,712	171,987	17,725	10
Appraisal services	4,282	4,458	(176)	(4)	8,479	8,420	59	1
Hardware and other	6,799	4,515	2,284	51	8,115	6,361	1,754	28
Total cost of revenues	$113,260	$102,036	$11,224	11%	$218,454	$199,211	$19,243	10%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months Ended
	2017	2016	Change	2017	2016	Change
Software licenses, royalties and acquired software	64.9%	63.8%	1.1%	65.6%	63.8%	1.8%
Software services, maintenance and subscriptions	45.9	45.4	0.5	45.8	44.8	1.0
Appraisal services	32.7	36.2	(3.5)	34.7	37.8	(3.1)
Hardware and other	14.1	20.6	(6.5)	23.8	29.5	(5.7)
Overall gross margin	45.8%	46.0%	(0.2)%	46.5%	45.9%	0.6%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and six months ended June 30, 2017, respectively, our software licenses, royalties and acquired software gross margin increased 1.1% and 1.8% compared to the prior year period due to higher incremental margins on software license revenues, in part due to slightly lower amortization expense for acquired software resulting from acquisitions.
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three and six months ended June 30, 2017, respectively, was 0.5% and 1.0% higher than the comparable prior year period. Our implementation and support staff has grown by 197 employees since June 30, 2016. Many of these additions occurred in early to mid-2016 and are contributing to revenue in 2017. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Reduced recognition of acquisition-related deferred revenue associated with software services and maintenance obligations completed in prior periods also resulted in higher gross margins.
Appraisal services. Appraisal services revenue comprised approximately 3.0% of total revenue. The appraisal services gross margin for the three and six months ended June 30, 2017, respectively, decreased 3.5% and 3.1% compared to the same period in 2016, due to additional resources brought in to meet the deadline for completion of fieldwork for a large revaluation project. A high proportion of the costs of appraisal services revenue are variable, as we often hire temporary employees to assist in appraisal projects.

For the three and six months ended June 30, 2017, respectively, our overall gross margin decreased 0.2% and increased 0.6% compared to the prior year period. Our overall gross margin increase for the six month period was mainly due to a product mix that included more higher-margin recurring revenues from subscriptions and maintenance and improved margin on revenues from software licenses. Overall gross margin was negatively impacted by lower-margin revenues from appraisal services as described above.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as, professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
Selling, general and administrative expenses	$43,451	$42,232	$1,219	3%	$86,593	$82,991	$3,602	4%
SG&A as a percentage of revenues was 20.8% and 21.2% for the three and six months ended June 30, 2017, respectively, compared to 22.3% and 22.5% for the three and six months ended June 30, 2016, respectively. SG&A expense increased approximately 3% and 4% for the three and six months ended June 30, 2017, respectively. This increase is mainly due to compensation costs related to higher stock compensation expense, increased staff levels, and an increase in commission expense as a result of higher sales. For the three and six months ended June 30, 2017, respectively, stock compensation expense rose $1.0 million and $2.4 million, respectively, compared to the same period in 2016, mainly due to increases in our stock price over the last few years.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
Research and development expense	$11,874	$10,336	$1,538	15%	$23,473	$20,292	$3,181	16%
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
Research and development expense in the three and six months ended June 30, 2017, respectively, increased 15% and 16% compared to prior period mainly due to research and development efforts related to new Tyler product development initiatives, primarily in our public safety solutions, offset by reduced development efforts for Microsoft Dynamics AX. As a result of the Microsoft Dynamics AX amendment, we are redeploying certain development resources to enhance functionality on several existing solutions and these costs are being recorded in cost of revenues – software services, maintenance and subscriptions.
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
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
Amortization of customer and trade name intangibles	$3,463	$3,453	$10	—%	$6,921	$6,815	$106	2%

Other Expense, Net
The following table sets forth a comparison of our other expense, net for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
Other expense, net	$(101)	$(720)	$619	(86)%	$(291)	$(1,187)	$896	(75)%
Other expense, net is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement, as well as interest income from invested cash. Other expense, net decreased in the three months ended June 30, 2017, compared to the prior period due to significantly lower debt levels in the current period, as we repaid all borrowings under the revolving line of credit in January 2017, and correspondingly higher levels of cash investments.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2017	2016	$	%	2017	2016	$	%
Income tax provision	$5,396	$5,188	$208	4%	$9,049	$14,538	$(5,489)	(38)%

Effective income tax rate	14.6%	17.2%			12.4%	25.2%

The effective income tax rates for the three and six months ended June 30, 2017 and 2016, respectively, were different from the statutory United States federal income tax rate of 35% principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized were $8.5 million and $18.6 million for the three and six months ended June 30, 2017, respectively, compared to $6.3 million and $7.5 million for the three and six months ended June 30, 2016, respectively. Excluding the excess tax benefits, the effective rates were 37.5% and 37.9% for the three and six months ended June 30, 2017, respectively, compared to 37.9% and 38.1% for the three and six months ended June 30, 2016, respectively. Other differences from our federal statutory income tax rate included state income taxes, non-deductible business expenses, and the tax benefit of the domestic production activities deduction. The effective income tax rate for the three and six months ended June 30, 2017, respectively, decreased compared to the prior year period mainly due to higher excess tax benefits related to stock option exercises realized.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2017, we had cash and cash equivalents of $55.1 million compared to $36.2 million at December 31, 2016. We also had $37.5 million invested in investment grade corporate and municipal bonds as of June 30, 2017. These investments mature between 2017 through early 2019 and we intend to hold these investments until maturity. As of June 30, 2017, we had two outstanding letters of credit totaling $2.2 million. We do not believe the letters of credit will be required to be drawn upon. These letters of credit expire in mid-2018. We believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2017	2016
Cash flows provided (used) by:
Operating activities	$49,575	$60,841
Investing activities	(40,409)	(35,715)
Financing activities	9,755	(16,886)
Net increase in cash and cash equivalents	$18,921	$8,240

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

For the six months ended June 30, 2017, operating activities provided cash of $49.6 million. Operating activities that provided cash were primarily comprised of net income of $63.9 million, non-cash depreciation and amortization charges of $26.4 million and non-cash share-based compensation expense of $17.6 million. Working capital, excluding cash, increased approximately $58.3 million mainly due to higher accounts receivable because our maintenance billing cycle peaks in June, the timing of payments related to bonuses, timing of income tax payments, and the deferred taxes associated with stock option activity during the period. These increases were offset slightly by timing of payments for wages and changes in deferred revenue balances.
In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 101 days at June 30, 2017, compared to 93 days at December 31, 2016 and 100 days at June 30, 2016. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $40.4 million in the six months ending June 30, 2017. Approximately $30.1 million was invested in property and equipment. We purchased an office building in Latham, New York, for approximately $2.9 million and paid $9.5 million for construction to expand a building in Yarmouth, Maine. We plan to spend approximately $19.3 million in 2017 in connection with the completion of the Yarmouth office expansion and approximately $5.0 million for the purchase and renovation for the Latham office building. On May 30, 2017, we acquired all of the capital stock of Modria.com, Inc., a company that specializes in online dispute resolution for government and commercial entities. The purchase price, net of debt assumed, was $5.9 million.
Investing activities used cash of $35.7 million in the six months ending June 30, 2016. Approximately $22.0 million was invested in property and equipment. We purchased an office building in Falmouth, Maine, that was previously leased from an entity owned by an executives’ father and brother, for approximately $9.7 million and paid $1.9 million to begin construction to expand a building in Yarmouth, Maine. In the six months ended June 2016, we acquired ExecuTime Software, LLC for approximately $7.4 million and paid $2.0 million related to the working capital holdback in connection with the New World Systems Corporation acquisition.
Financing activities provided cash of $9.8 million in the six months ended June 30, 2017, and were comprised of purchases of treasury shares, proceeds from stock option exercises and employee stock purchase plan activity. During the six months ended June 30, 2017, we purchased 42,000 shares of our common stock for an aggregate purchase price of $6.2 million at an average price paid per share of $147.30.
Financing activities used cash of $16.9 million in the six months ended June 30, 2016. Cash used by financing activities was comprised of purchases of treasury shares, net borrowings from our revolving line of credit and proceeds from stock option exercises and employee stock purchase plan activity. During the six months ended June 30, 2016, we purchased 758,000 shares of our common stock for an aggregate purchase price of $94.5 million at an average price paid per share of $124.75.
We had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock as of June 30, 2017. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $27.5 million in the six months ended June 30, 2017, compared to tax payments of $17.6 million in the six months ended June 30, 2016.

We anticipate that 2017 capital spending will be between $53.0 million and $55.0 million. Capital spending includes approximately $19.3 million for the Yarmouth office expansion and approximately $5.0 million for the purchase and renovation of an office building in Latham, New York. We expect the remaining capital spending will consist primarily of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2017, but the actual amount and timing of those costs, and whether they are capitalized or expensed, may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.
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
As of June 30, 2017, we had no outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
During the six months ended June 30, 2017, our effective average interest rate for borrowings was 2.13%. As of June 30, 2017, our interest rate was 4.50% under the Wells Fargo Bank prime rate and 2.37% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2017, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Date: July 26, 2017