Form 10-K
period 2017-12-31
TYLER TECHNOLOGIES INC
filed 2018-02-21
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐     NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.    YES  ☐     NO  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,107,280,000 based on the reported last sale price of common stock on June 30, 2017, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 20, 2018 was 37,901,000
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 9, 2018.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make local government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other local government entities. Most of our clients have our software installed in-house. For clients who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which utilize the Tyler private cloud. We provide professional IT services to our clients, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing client support services to ensure product performance and reliability, which provides us with long-term client relationships and a significant base of recurring maintenance revenue. In addition, we provide electronic document filing (“e-filing”) solutions, which simplify the filing and management of court documents.
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
Gartner, Inc., a leading information technology research and advisory company, estimates that state and local government application and vertical specific software spending will grow from $14.7 billion in 2018 to $18.3 billion in 2021. The professional services and support segments of the market are expected to expand from $30.7 billion in 2018 to $34.4 billion in 2021. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $2.6 billion in 2018 to $3.3 billion in 2021 while professional services and support are expected to grow from $2.3 billion in 2018 to $2.5 billion in 2021.

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
As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are included in subscription-based revenues and are derived from transaction fees and in some cases, fixed fee arrangements.
Software Services
We provide a variety of professional IT services to clients who utilize our software products. Virtually all of our clients contract with us for installation, training, and data conversion services in connection with their implementation of Tyler’s software solutions. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, a data implementation team is generally onsite at the client’s facility to ensure the smooth go-live with the new system. Implementation fees are charged separately to clients on either a fixed-fee or hourly charge basis, depending on the contract.
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
Maintenance and Support
Following the implementation of our software systems, we provide ongoing software support services to assist our clients in operating the systems and to periodically update the software. Support is provided to clients over the phone or via the Web through help desks staffed by our client support representatives. For more complicated issues, our staff, with the clients' permission, can log on to clients’ systems remotely. We maintain our clients’ software largely through releases that contain improvements and incremental additions of features and functionality, along with updates necessary because of legislative or regulatory changes.
Virtually all of our software clients contract with us for maintenance and support; which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can generally be increased on renewal and may also increase as new license fees increase. Maintenance and support fees are generally paid annually in advance. Most maintenance contracts automatically renew unless the client or Tyler gives notice of termination prior to expiration. Similar support is provided to our SaaS clients and is included in their subscription fees, which are classified as subscription-based revenues.

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
STRATEGY
Our objective is to grow our revenue and earnings organically, supplemented by focused strategic acquisitions. The key components of our business strategy are to
•Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to clients our deep domain expertise in local government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the local government market.
•Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. In 2010, we began providing e-filing for courts and law offices, which simplifies the filing and management of court related documents. We believe revenue from e-filing solutions will continue to grow over time as more local and state governments mandate electronic document filings. We also offer solutions that allow the public to access data and conduct transactions with local governments, such as paying traffic tickets, property taxes and utility bills online. We believe that the addition of such features enhances the market appeal of our core products. We have also broadened our offerings of consulting and business process reengineering services. In November 2015, we significantly expanded our presence in the public safety software market through the acquisition of New World Systems Corporation.
•Expand our client base. We seek to establish long-term relationships with new clients primarily through our sales and marketing efforts. While we currently have clients in all 50 states, Canada, the Caribbean, the United Kingdom, Australia, and other international locations, not all of our solutions have achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include more large governments. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve increasing success in selling to larger clients. We also expect to expand our presence in international markets by leveraging our leadership position in the United States through the disciplined pursuit of selected opportunities in other countries.
•Expand our existing client relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing clients do not fully utilize. Add-on sales to existing clients typically involve lower sales and marketing expenses than sales to new clients.

•Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $535.1 million, or 64% of total revenues, in 2017. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $61.9 million in 2013 to $173.5 million in 2017.
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
•Attract and retain highly qualified employees. We believe that the depth and quality of our management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the local government market, enhance our attractiveness as an employer for highly skilled employees.
•Pursue selected strategic acquisitions. While we expect to primarily grow internally, from time to time we selectively pursue strategic acquisitions that provide us with one or more of the following

•	New products and services to complement our existing offerings

•	Entry into new markets related to local governments

•	New clients and/or geographic expansion
•Establish strategic alliances. In January 2007, we announced a strategic alliance with Microsoft Corporation to jointly develop core public sector functionality for Microsoft Dynamics AX to address the unique accounting needs of public sector organizations worldwide. As part of this alliance, we are enhancing Microsoft Dynamics AX with public sector-specific functionality. The arrangement has broadened the functionality of Microsoft Dynamics AX, providing both Tyler and Microsoft with a public sector accounting platform to support their existing and prospective clients well into the future. Microsoft Dynamics AX with public sector functionality was released to the market in August 2011 and is being sold in the United States and internationally through Microsoft’s distribution channels. Tyler is also an authorized Microsoft reseller for the Microsoft Dynamics solutions developed under this arrangement. Tyler receives license and maintenance royalties on direct and indirect public-sector sales worldwide.
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
Clients consist primarily of county and municipal agencies, school districts and other local government offices. In counties, clients include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, clients include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, although some complex implementations may span multiple years, with annually renewing maintenance and support update agreements thereafter. Although either the client or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. During 2017, approximately 43% of our revenue was attributable to ongoing support and maintenance agreements. Contracts for appraisal outsourcing services are generally one to three years in duration.

COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Infor, SAP AG, Workday, Inc., Superion, Thomson Reuters Corporation, and Constellation Software, Inc. In addition, we sometimes compete with consulting and systems integration firms, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which requires us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us.
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
BACKLOG
At December 31, 2017, our estimated revenue backlog was approximately $1.1 billion, compared to $953.3 million at December 31, 2016. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $578.2 million, or 52%, of the backlog is expected to be recognized during 2018.
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
EMPLOYEES
At December 31, 2017, we had 4,069 employees. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.
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
Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm our reputation.
We store and process increasingly large amounts of personally identifiable and other confidential information of our clients. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve security controls, it is possible our security controls over personal data, our training of employees on data security, and other practices we follow may not prevent the improper disclosure of client data that we store and manage. Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm our reputation.
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

•	The attractiveness of our “evergreen” business strategy

•	The breadth, depth, and quality of our product and service offerings

•	The ability to modify our offerings to accommodate particular clients’ needs

•	Technological innovation

•	Name recognition, reputation and references

•	Price

•	Our financial strength and stability
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
Some of our contracts are structured on a fixed-price basis, which can lead to various risks, including

•	The failure to accurately estimate the resources and time required for an engagement

•	The failure to effectively manage our clients’ expectations regarding the scope of services delivered for a fixed fee

•	The failure to timely and satisfactorily complete fixed-price engagements within budget
If we do not adequately assess and manage these and other risks, we may be subject to cost overruns and penalties, which may harm our financial performance.
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

Our financial outlook may not be realized.
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
A material portion of our historical growth has resulted from strategic acquisitions. Although our focus is on internal growth, we will continue to identify and pursue strategic acquisitions with suitable candidates. These transactions involve significant challenges and risks, including risks that a transaction does not advance our business strategy; that we do not achieve the expected return on our investment; that we have difficulty integrating business systems and technology; that we have difficulty retaining or integrating new employees; that the transactions distract management from our other businesses; that we acquire unforeseen liabilities; and other unanticipated events. Our future success will depend, in part, on our ability to successfully integrate future acquisitions into our operations. It may take longer than expected to realize the full benefits of these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may be ultimately less than we expected. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions will be accomplished on favorable terms or will result in profitable operations.
Our failure to properly manage growth could adversely affect our business.
We have expanded our operations significantly since 1998, when we entered the business of providing software solutions and services to the public sector. We intend to continue expansion in the foreseeable future to pursue existing and potential market opportunities. This growth places significant demands on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, our business may be materially adversely affected.
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
We have not declared nor paid a cash dividend since we entered the business of providing software solutions and services to the public sector in 1998.  We intend to retain earnings for use in the operation and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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
We occupy approximately 1.0 million square feet of office space, of which approximately 746,000 square feet is in office facilities we own.  We own or lease offices for our major operations in the states of Arizona, Arkansas, California, Colorado, Georgia, Iowa, Maine, Massachusetts, Michigan, Missouri, Montana, New Hampshire, New York, Ohio, Texas, Washington and Wisconsin, and in Ontario, Canada.

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
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2017, we had approximately 1,367 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 1,367 beneficial owners of our common stock.
The following table shows, for the calendar periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange.

		High	Low
2016	First Quarter	$172.50	$118.16
	Second Quarter	168.19	126.70
	Third Quarter	175.77	159.24
	Fourth Quarter	172.24	139.61

2017	First Quarter	$166.86	$142.75
	Second Quarter	178.09	152.00
	Third Quarter	182.49	165.14
	Fourth Quarter	188.22	168.12
We did not pay any cash dividends in 2017 or 2016. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock option plan and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2017	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2017)
Plan Category
Equity compensation plans approved by security shareholders:
Stock option plan	4,817,241	$107.91	2,128,560
Employee stock purchase plan	12,052	150.49	796,834
Equity compensation plans not approved by security shareholders	—	—	—
	4,829,293	$108.02	2,925,394

As of December 31, 2017, we had authorization to repurchase up to approximately 2.0 million additional shares of Tyler common stock. During 2017, we purchased approximately 44,000 shares of our common stock for an aggregate purchase price of $6.6 million. A summary of the repurchase activity during 2017 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	41,896		$147.30	1,976,160
Three months ended June 30	—	—	—	1,976,160
Three months ended September 30	—	—	—	1,976,160
October 1 through October 31	—	—	—	1,976,160
November 1 through November 30	2,600	—	169.93	1,973,560
December 1 through December 31	—	—	—	1,973,560
	44,496	—	$148.62
The repurchase program, which was approved by our board of directors, was announced in October 2002 and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the program from time to time.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2012. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Tyler Technologies, Inc.	100	210.84	225.93	359.87	294.74	365.50
S&P 500 Stock Index	100	132.39	150.51	152.59	170.84	208.14
S&P 600 Information Technology Index	100	144.91	164.17	171.80	229.96	253.61

ITEM 6.    SELECTED FINANCIAL DATA.
(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2017 (a)	2016 (b)	2015 (c)	2014	2013
STATEMENT OF OPERATIONS DATA:
Revenues	$840,662	$756,043	$591,022	$493,101	$416,643
Cost and expenses:
Cost of revenues	441,522	400,692	313,835	259,730	223,440
Selling, general and administrative expenses	176,974	167,161	133,317	108,260	98,289
Research and development expense	47,324	43,154	29,922	25,743	23,269
Amortization of customer and trade name intangibles	13,912	13,731	5,905	4,546	4,517
Operating income	160,930	131,305	108,043	94,822	67,128
Other income (expense), net	698	(1,998)	381	(355)	(1,309)
Income before income taxes	161,628	129,307	108,424	94,467	65,819
Income tax (benefit) provision (a)	(2,317)	19,450	43,555	35,527	26,718
Net income	163,945	109,857	64,869	58,940	39,101
Net earnings per diluted share	$4.18	$2.82	$1.77	$1.66	$1.13
Weighted average diluted shares (b)	39,246	38,961	36,552	35,401	34,590
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities (b)	$195,755	$191,859	$134,327	$142,839	$94,297
Cash flows used by investing activities	(85,395)	(50,720)	(398,459)	(11,555)	(25,658)
Cash flows provided (used) by financing activities (b)	39,415	(138,075)	91,052	(3,993)	3,831
BALANCE SHEET DATA:
Total assets	$1,589,592	$1,357,945	$1,356,570	$569,812	$444,488
Revolving line of credit	—	10,000	66,000	—	—
Shareholders' equity	1,167,094	915,525	858,857	336,973	246,319
(a) 2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act ("Tax Act"). The most significant impact of the Tax Act to us is the reduction in the U.S. federal corporate income tax rate from 35% to 21%. The impact of the rate reduction on our 2017 income tax provision is a $21.6 million tax benefit due to the remeasurement of deferred tax assets and liabilities. Refer to Note - 7 "Income Tax" for further discussion on the impact of the Tax Act.
(b) During 2016, we early adopted Accounting Standards Update ("ASU") No. 2016-09 "Improvements to Employee Share-Based Payment Accounting" requiring the recognition of excess tax benefits or tax deficiencies as a component of income tax expense; these benefits or deficiencies were historically recognized in equity. As the standard requires a prospective method of adoption, our net income in 2016 includes a $29.6 million income tax benefit due to the adoption that did not occur in the comparable prior periods presented above. In 2016, ASU No. 2016-09 updated the method of calculating diluted shares resulting in the inclusion of 519,000 additional shares in our diluted earnings per share calculation, which is not comparable to the other prior periods presented. The adoption of ASU No. 2016-09 also required excess tax benefits, previously presented as financing activities, to be classified as operating activities. As retrospective adoption for this component of the standard is allowable, we have adjusted all periods presented above to reflect this change in classification.
(c) On November 16, 2015, we completed the acquisition of New World Systems Corporation ("NWS").  Operating results for the twelve months ended December 31, 2015, include $5.9 million for non-recurring financial advisory, legal, accounting, due diligence, valuation and other expenses necessary to complete the NWS acquisition.

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
OVERVIEW
General
We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which utilizes the Tyler private cloud, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and, in some cases, fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.
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
Total revenues increased 11% in 2017 compared to 2016.

Recent Acquisitions

On November 29, 2017, we acquired audio and digital two-way radio communications technology and related assets from Radio 10-33, LLC an audio and digital two-way radio communications company. The total purchase price was $1.4 million.

On August 2, 2017, we acquired substantially all of the assets and assumed certain liabilities of Digital Health Department, Inc. ("DHD"), a company that provides environmental health software, offering a software-as-a-service (SaaS) solution for public health compliance and inspections processes. The total purchase price, net of debt assumed, was $3.9 million.

On May 30, 2017, we acquired all of the capital stock of Modria.com, Inc., a company that specializes in online dispute resolution for government and commercial entities. The total purchase price, net of debt assumed, was $7.0 million.

The operating results of these acquisitions are included in our results of operations of the Enterprise Software segment from the date of the acquisition. The impact of these acquisitions, individually and in the aggregate, on our operating results is not material.

On December 22, 2017, the Tax Act was enacted. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Tax Act reduces the U.S. corporate federal tax rate from 35% to 21% and transitions from a worldwide tax system to a territorial tax system. The impact of the rate reduction on our 2017 income tax provision is a $21.6 million tax benefit due to the remeasurement of deferred tax assets and liabilities. Refer to Note 7 "Income Tax" for further discussion on the impact of the Tax Act.

We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
Revenues – We derive our revenues from five primary sources: sale of software licenses and royalties; subscription-based arrangements; software services; maintenance; and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 64% of our revenue in 2017. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver to our business, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2017, based on our number of customers, turnover was approximately 2%.
Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2017, our total employee count increased to 4,069 from 3,831 at December 31, 2016.
Selling, General and Administrative (“SG&A”) Expenses – The primary components of SG&A expenses are administrative and sales personnel salaries and commissions, share-based compensation expense, marketing expense, rent and professional fees. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases as the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.
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

Recent Accounting Guidance not yet Adopted

Revenue from Contracts with Customers. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The ASU allows two methods of adoption: a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We have adopted the new standard effective January 1, 2018 using the full retrospective method which will require each prior reporting period presented to be recast in future issuance of our financial statements. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard. During the fourth quarter of fiscal 2017, we have substantially completed data conversion activities required to recast our prior period results. We continue to perform an in-depth review of our preliminary results; therefore, we are in the process of completing our analysis necessary to recast prior period results. We do not believe there are any remaining significant implementation topics associated with the adoption of this ASU that have not yet been addressed.

This standard will have a material impact on our consolidated balance sheets and statement of shareholders’ equity. The impact of the standard on consolidated revenue and costs of revenue will be dependent upon the mix of revenue streams due to our accounting for software license fees, allocation of discounts across all performance obligations and to the incremental costs of obtaining a contract. Specifically, under the new standard software license fees under perpetual agreements will no longer be subject to 100% discount allocations from other elements in the contract. Discounts in arrangements will be allocated across all deliverables increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) will be recognized at the point in time that control of the software license transfers to the customer versus our current policy of recognizing revenue only to the extent billable per the contractual terms. Time-based license fees currently recognized over the license term will no longer be recognized over the period of the license and will instead be recognized at the point in time that control of the software license transfers to the customer. Revenue related to our software as a service (“SaaS”) offerings, post-contract customer support ("PCS") renewals and professional services remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of billing.

Application of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions plus any associated fringe benefits) must be recognized as an asset and expensed on a systematic basis that is consistent with the transfer to the customer of the goods and services to which the asset relates, unless that life is less than one year. Currently, we defer sales commissions and recognize expense over the relevant initial contractual term. With the adoption of the new standard, amortization periods will extend past the initial term.

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

The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are assessing the financial impact of adopting the new standard; however, we are currently unable to provide a reasonable estimate regarding the financial impact. We will adopt the new standard in fiscal year 2019.

Outlook
The local government software market continues to be active, and our backlog at December 31, 2017 reached $1.1 billion, a 18% increase from last year. We expect to continue to achieve solid growth in revenue and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development to better position us to continue to expand our competitive position in the public sector software market over the long term.
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
Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2017, did not result in an impairment charge. During 2017, we did not identify any triggering events that would require an update to our annual impairment review.
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
ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2017, 2016 and 2015.

	Percentage of Total Revenues Years Ended December 31,
	2017	2016	2015
Revenues:
Software licenses and royalties	9.0%	9.8%	10.0%
Subscriptions	20.6	18.9	18.9
Software services	22.3	23.1	23.7
Maintenance	43.0	42.7	41.6
Appraisal services	3.0	3.5	4.2
Hardware and other	2.1	2.0	1.6
Total revenues	100.0	100.0	100.0
Operating Expenses:
Cost of software licenses, royalties and acquired software	3.0	3.3	1.0
Cost of software services, maintenance and subscriptions	46.1	46.2	48.2
Cost of appraisal services	1.9	2.2	2.7
Cost of hardware and other	1.5	1.3	1.1
Selling, general and administrative expenses	21.1	22.1	22.6
Research and development expense	5.6	5.7	5.1
Amortization of customer and trade name intangibles	1.7	1.8	1.0
Operating income	19.1	17.4	18.3
Other income (expense), net	0.1	(0.3)	0.1
Income before income taxes	19.2	17.1	18.4
Income tax (benefit) provision	(0.3)	2.6	7.4
Net income	19.5%	14.5%	11.0%

2017 Compared to 2016
Revenues
Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
ES	$67,840	$68,844	$(1,004)	(1)%
A&T	7,854	5,462	2,392	44
Total software licenses and royalties revenue	$75,694	$74,306	$1,388	2%
Software license and royalties revenue was flat compared to the prior year. Software license revenue declined as a percentage of the revenue mix due to an increase in the percentage of new software clients choosing our subscription-based option, rather than purchasing the software under a traditional perpetual license arrangement.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to be negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.  Our new client mix in 2017 was approximately 53% selecting perpetual software license arrangements and approximately 47% selecting subscription-based arrangements compared to a client mix in 2016 of approximately 68% selecting perpetual software license arrangements and approximately 32% selecting subscription-based arrangements.
Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
ES	$165,651	$135,516	$30,135	22%
A&T	7,859	7,188	671	9
Total subscriptions revenue	$173,510	$142,704	$30,806	22%
Subscription-based revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscription-based revenue increased 22% compared to 2016.  New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase.  In 2017, we added 374 new SaaS clients and 88 existing clients elected to convert to our SaaS model.  The average contract sizes in 2017 were 64% and 44% higher than 2016 for new clients and clients converting to our SaaS model, respectively. Also, e-filing services contributed approximately $8.5 million of the subscriptions revenue increase in 2017.  The increase in e-filing revenue is attributed to new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.

Software services.
The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
ES	$167,934	$158,478	$9,456	6%
A&T	19,215	16,326	2,889	18
Total software services revenue	$187,149	$174,804	$12,345	7%
Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Software services revenue grew 7% compared to the prior year period. This growth is partly due to additions to our implementation and support staff, which increased our capacity to deliver backlog and partially due to completing recognition of a majority of the acquisition-related deferred service revenue that was fair valued at rates below Tyler's average service rate in prior periods.
Maintenance.
The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
ES	$339,951	$304,380	$35,571	12%
A&T	21,618	18,589	3,029	16
Total maintenance revenue	$361,569	$322,969	$38,600	12%
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
Appraisal services.
The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
ES	$—	$—	$—	—%
A&T	25,023	26,287	(1,264)	(5)
Total appraisal services revenue	$25,023	$26,287	$(1,264)	(5)%
In 2017, appraisal services revenue decreased 5% compared to the prior year primarily due to the successful completion of several large revaluation projects in mid-2017. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
Software licenses and royalties	$3,321	$2,964	$357	12%
Acquired software	21,686	22,235	(549)	(2)
Software services, maintenance and subscriptions	387,634	348,939	38,695	11
Appraisal services	16,286	16,411	(125)	(1)
Hardware and other	12,595	10,143	2,452	24
Total cost of revenues	$441,522	$400,692	$40,830	10%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2017	2016	Change
Software licenses, royalties and acquired software	67.0%	66.1%	0.9%
Software services, maintenance and subscriptions	46.3	45.5	0.8
Appraisal services	34.9	37.6	(2.7)
Hardware and other	28.9	32.3	(3.4)
Overall gross margin	47.5%	47.0%	0.5%
Software licenses, royalties and acquired software. Cost of software licenses, royalties and acquired software is primarily comprised of amortization expense for acquired software and third-party software costs. We do not have any direct costs associated with royalties. The gross margin increase of 0.9% is due to higher incremental margins on software license revenues, in part due to slightly lower amortization expense for acquired software resulting from acquisitions.
Software services, maintenance and subscriptions.  Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. In 2017, the software services, maintenance and subscriptions gross margin increased 0.8% compared to the prior year. Our implementation and support staff has grown by 220 employees since December 31, 2016.  Many of these additions occurred in early to mid-2017 and are contributing to revenue in 2017. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Reduced recognition of acquisition-related deferred revenue associated with software services and maintenance obligations completed in prior periods also resulted in higher gross margins.
Appraisal services. Appraisal services revenue comprised approximately 3.0% of total revenue. The appraisal services gross margin decreased 2.7% compared to 2016 due to the reduction in higher margin projects substantially complete by early 2017 and lower volume of revenues in the current period to cover relatively fixed costs.
Our 2017 blended gross margin increased 0.5% compared to 2016. Our overall gross margin was positively impacted by a product mix that included more higher-margin recurring revenues from subscriptions and maintenance and improved margin on revenues from software licenses offset by the lower-margin revenues from appraisal services as described above.

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

			Change
($ in thousands)	2017	2016	$	%
Selling, general and administrative expenses	$176,974	$167,161	$9,813	6%
SG&A as a percentage of revenue was 21.1% in 2017 compared to 22.1% in 2016. SG&A expense increased approximately 6% mainly due to compensation costs related to increased staff levels, merit increases and higher stock compensation expense. We have added 28 employees mainly to our sales and finance teams since December 31, 2016. In addition, our 2017 stock compensation expense rose $4.7 million, mainly due to increases in our stock price over the last few years.
Research and Development Expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
Research and development expense	$47,324	$43,154	$4,170	10%
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

Research and development expense increased 10% in 2017 compared to the prior year period, mainly due to research and development efforts related to new Tyler product development initiatives, primarily in our public safety solutions, offset by reduced development efforts for Microsoft Dynamics AX. As a result of the Microsoft Dynamics AX amendment, we have redeployed certain development resources to enhance functionality on several existing solutions and these costs are being recorded in cost of revenues – software services, maintenance and subscriptions.
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

			Change
($ in thousands)	2017	2016	$	%
Amortization of customer and trade name intangibles	$13,912	$13,731	$181	1%
Amortization of customer and trade name intangibles increased due to the impact of intangibles added with several small acquisitions completed in 2016 and 2017.

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years is as follows (in thousands):

2018	$13,819
2019	12,534
2020	11,402
2021	11,282
2022	10,792
Amortization expense relating to acquired leases will be recorded as a reduction to hardware and other revenue and is expected to be $425,000 in 2018, $373,000 in 2019, $313,000 in 2020, $312,000 in 2021, $312,000 in 2022 and $1.0 million thereafter.
Other
The following table sets forth a comparison of other income (expense), net for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
Other income (expense), net	$698	$(1,998)	$2,696	N/M
Other income (expense) is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement as well as interest income from invested cash. Other income (expense), net decrease compared to the prior period is attributed to significantly lower debt levels in the current period, as we repaid all borrowings under the revolving line of credit in January 2017, and correspondingly higher levels of cash investments.
Income Tax (Benefit) Provision
The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2017	2016	$	%
Income tax (benefit) provision	$(2,317)	$19,450	$(21,767)	(112)%

Effective income tax rate	(1.4)%	15.0%
The decrease in the income tax provision during 2017 was primarily driven by the enactment of the Tax Act which reduced the statutory U.S. federal corporate income tax rate from 35% to 21%. The impact of the rate reduction on our 2017 income tax provision is a $21.6 million tax benefit due to the remeasurement of deferred tax assets and liabilities. See Note 7 - "Income Tax" for additional information related to the Tax Act. The income tax provision is also lower due to the increase in the excess tax benefits from stock option exercises as compared to prior period. We experienced significant stock option exercise activity in 2017 and 2016 that generated excess tax benefits of $40.6 million and $29.6 million, respectively.

The change in the effective income tax rate in 2017 compared to 2016 is also primarily attributable to the impact of the Tax Act and the changes in excess tax benefits related to stock option exercises realized. Excluding the impact of the Tax Act and the excess tax benefits, our income tax provision and effective tax rate in 2017 would have been $59.9 million and 37.1%, respectively. Excluding the excess tax benefits, our income tax provision and effective tax rate in 2016 would have been $49.0 million and 37.9%, respectively.

The effective income tax rates in both 2017 and 2016 differed from the statutory United States federal corporate income tax rate of 35% due to state income taxes, the domestic production activities deduction, the research tax credit, non-deductible share-based compensation expense, disqualifying incentive stock option dispositions, and non-deductible business expenses.

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
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, our longer-term software license growth rate is negatively impacted by a growing number of customers choosing our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.  Our new client mix in 2016 was approximately 68% selecting perpetual software license arrangements and approximately 32% selecting subscription-based arrangements compared to a client mix in 2015 of approximately 76% selecting perpetual software license arrangements and approximately 24% selecting subscription-based arrangements. 250 new clients entered into subscription-based software arrangements in 2016 compared to 134 new clients in 2015.
Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
ES	$135,516	$107,090	$28,426	27%
A&T	7,188	4,843	2,345	48
Total subscriptions revenue	$142,704	$111,933	$30,771	27%
Subscription-based revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Excluding acquisitions, subscription-based revenue increased 24% compared to 2015. E-filing services contributed approximately $4.9 million of the subscriptions revenue increase in 2016.  Most of the e-filing revenue increase related to several statewide contracts, several of which implemented mandatory electronic filing during 2015 and throughout 2016.  New SaaS clients as well as existing clients who converted to our SaaS model provided the remainder of the subscriptions revenue increase.  In 2016, we added 250 new SaaS clients and 53 existing clients elected to convert to our SaaS model.  The average contract sizes in 2016 were 1% and 9% higher than 2015 for new clients and clients converting to our SaaS model, respectively.

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
Software licenses, royalties and acquired software. Cost of software licenses, royalties and acquired software is primarily comprised of amortization expense for acquired software and third-party software costs. We do not have any direct costs associated with royalties. In 2016, our software licenses, royalties and acquired software gross margin percentage declined compared to the prior year due to much higher amortization expense for acquired software resulting from our acquisition of NWS.  Excluding the results of NWS, our software license, royalties and acquired software gross margin was 93.9% in 2016 compared to 93.6% in 2015.
Software services, maintenance and subscriptions.  Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. In 2016, the software services, maintenance and subscriptions gross margin increased 2.9% compared to the prior year. Our implementation and support staff grew by 169 employees in 2016. To support sales growth, we began making significant investments in our implementation and support staff in early 2015. Since December 31, 2014, excluding acquisitions, we added 369 implementation and support employees. These additions contributed to the revenue growth in 2016. In addition, the NWS revenue mix included a lower proportion of software services compared to Tyler’s historical revenue mix, which also benefited the gross margin. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. Maintenance and subscription price increases also resulted in slightly higher gross margins.
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

Selling, General and Administrative Expenses
The following table sets forth a comparison of selling, general and administrative expenses for the years ended December 31:

			Change
($ in thousands)	2016	2015	$	%
Selling, general and administrative expenses	$167,161	$133,317	$33,844	25%
SG&A as a percentage of revenue was 22.1% in 2016 compared to 22.6% in 2015. In 2015, our SG&A expense included approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other various expenses necessary to complete the NWS acquisition. Excluding NWS transaction costs and SG&A from acquisitions, SG&A expense increased approximately 12% mainly due to compensation costs related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. We added 22 employees mainly to our sales and finance teams in 2016. In addition, our 2016 stock compensation expense rose $6.4 million, mainly due to increases in our stock price over the last few years.
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
Excluding the excess tax benefits, our income tax provision and effective tax rate in 2016 would have been $49.0 million and 37.9%, respectively.
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
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2017, we had cash and cash equivalents of $185.9 million compared to $36.2 million at December 31, 2016. We also had $63.8 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of December 31, 2017. These investments mature between 2017 through 2021 and we intend to hold these investments until maturity.  Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.  As of December 31, 2017, we had no outstanding borrowings and one outstanding letter of credit totaling $0.5 million in favor of a client contract. The letter of credit guarantees our performance under the contract and expires in 2018. We believe our revolving line of credit, cash from operating activities, cash on hand and access to the credit markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2017	2016	2015
Cash flows provided (used) by:
Operating activities	$195,755	$191,859	$134,327
Investing activities	(85,395)	(50,720)	(398,459)
Financing activities	39,415	(138,075)	91,052
Net increase (decrease) in cash and cash equivalents	$149,775	$3,064	$(173,080)
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

In 2017, operating activities provided cash of $195.8 million compared to $191.9 million in 2016. Operating activities that provided cash were primarily comprised of net income of $163.9 million, non-cash depreciation and amortization charges of $53.9 million and non-cash share-based compensation expense of $37.3 million. Working capital, excluding cash, increased approximately $63.6 million million mainly due to higher accounts receivable related to annual maintenance and subscription billings as well as milestone billings for several contracts, timing of income tax payments, and the deferred taxes associated with stock option activity during the period. These increases were offset slightly by the growth in deferred revenue balances and timing of payments of payroll related taxes and vendor invoices.
In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year but our largest renewal cycles occur in the second and fourth quarters.
Days sales outstanding in accounts receivable were 94 days at December 31, 2017, compared to 93 days at December 31, 2016. DSO is calculated based on quarter-end accounts receivable (excluding long-term receivables, but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $85.4 million in 2017 compared to $50.7 million in 2016.  We invested $59.8 million and received $28.8 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2017 through 2021. Approximately $43.1 million was invested in property and equipment. We purchased an office building in Latham, New York for approximately $2.9 million and paid $2.1 million for building improvements. We paid $19.4 million for construction to expand our office building in Yarmouth, Maine. We also made three small acquisitions with a combined cash purchase price of $11.3 million. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to our cloud-based offerings. These expenditures were funded from cash generated from operations.
In 2016, we made a small acquisition for approximately $7.4 million and paid $2.0 million related to the working capital holdback in connection with the NWS acquisition. We invested $20.3 million in investment grade corporate and municipal bonds. We purchased an office building in Falmouth, Maine, that was previously leased from an entity owned by an executive’s father and brother, for approximately $9.7 million and paid $8.0 million for construction to expand our office building in Yarmouth, Maine. The remaining use of cash was for capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. These expenditures were funded from cash generated from operations.

In 2015, we completed the acquisition of NWS for the purchase price of $337.5 million in cash, of which $4.0 million was accrued at December 31, 2015, and 2.1 million shares of Tyler common stock valued at $362.8 million. Also, we completed a small acquisition with a purchase price of $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million and we made a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited. We also invested $30.9 million in investment grade corporate and municipal bonds. The remaining use of cash was for capital expenditures related to computer equipment, furniture and fixtures in support of internal growth, particularly with respect to growth in our cloud-based offerings. These expenditures were funded from cash generated from operations, cash on hand and bank borrowings.

Financing activities provided cash of $39.4 million in 2017 compared to cash used of $138.1 million in 2016.  Financing activities in 2017 were comprised of $10.0 million net payments on our revolving line of credit offset by collections of $56.9 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 44,000 shares of our common stock for an aggregate purchase price of $6.6 million.
Financing activities in 2016 were comprised of $56.0 million net payments on our revolving line of credit offset somewhat by collections of $29.8 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 882,000 shares of our common stock for an aggregate purchase price of $112.7 million, of which $860,000 was accrued at December 31, 2016. Cash provided by financing activities in 2015 resulted from net borrowings of $66.0 million and collections of $27.8 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 5,400 shares of our common stock for an aggregate purchase price of $645,000 in 2015 and paid $2.1 million in debt issuance costs.

On May 11, 2016, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. As of December 31, 2017, we had remaining authorization to repurchase up to 2.0 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

On November 16, 2015, we entered into a $300.0 million Credit Agreement (the “Credit Facility”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Facility provides for a revolving credit line of up to $300.0 million, including a $10.0 million sublimit for letters of credit. The Credit Facility matures on November 16, 2020. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases. Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of December 31, 2017, our interest rate was 4.75% under the prime rate option or approximately 2.78% under the 30-day LIBOR option. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2017, we were in compliance with those covenants.

As of December 31, 2017, we had no outstanding borrowings and had unused borrowing capacity of $299.5 million under the Credit Facility. We paid interest of $804,000 in 2017, $1.9 million in 2016, and $223,000 in 2015.
We paid income taxes, net of refunds received, of $36.0 million in 2017, $30.2 million in 2016, and $27.3 million in 2015. In 2017, we experienced significant stock option exercise activity that generated net tax benefits of $40.6 million and reduced tax payments accordingly. In 2016 and 2015, excess tax benefits were $29.6 million and $45.3 million, respectively.
The Tax Act, enacted on December 22, 2017, reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.  We expect that the Tax Act will have a positive impact on liquidity in future years due to the decrease in the U.S. corporate income tax rate.
We anticipate that 2018 capital spending will be between $22 million and $25 million, including approximately $1 million related to real estate. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2018, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities, as well as transportation, computer and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2025. Most leases contain renewal options and some contain purchase options.
Summarized in the table below are our obligations to make future payments under our Credit Facility and lease obligations at December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Lease obligations	5,428	4,201	3,644	2,366	812	499	16,950
Total future payment obligations	$5,428	$4,201	$3,644	$2,366	$812	$499	$16,950
As of December 31, 2017, we do not have any off-balance sheet arrangements, guarantees to third-parties or material purchase commitments, except for the operating lease commitments listed above.
CAPITALIZATION
At December 31, 2017, our capitalization consisted of no outstanding borrowings and $1.2 billion of shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
In 2017, our effective average interest rate for borrowings was 2.20%.  As of December 31, 2017, our interest rate was 4.75% under the prime rate option or approximately 2.78% under the 30-day LIBOR option. The Credit Facility is secured by substantially all of our assets.  Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
As of December 31, 2017, we had no outstanding borrowings under the Credit Facility and therefore are not subject to any interest risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2017, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2018” in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm	F-1
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-3
		Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015	F-5
		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-6
		Notes to Consolidated Financial Statements	F-7
	(2)	Financial statement schedules:

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

TYLER TECHNOLOGIES, INC.
Date: February 21, 2018	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and Chairman of the Board
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 21, 2018	By:	/s/ John S. Marr
John S. Marr
Chief Executive Officer and Chairman of the Board
Director
(principal executive officer)
Date: February 21, 2018	By:	/s/ H. Lynn Moore
H. Lynn Moore
President and Director
Date: February 21, 2018	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)
Date: February 21, 2018	By:	/s/ W. Michael Smith
W. Michael Smith
Chief Accounting Officer
(principal accounting officer)
Date: February 21, 2018	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director
Date: February 21, 2018	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director
Date: February 21, 2018	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 21, 2018	By:	/s/ J. Luther King
J. Luther King
Director
Date: February 21, 2018	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director
Date: February 21, 2018	By:	/s/ Dustin R.Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tyler Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1966.

Dallas, Texas
February 21, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tyler Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tyler Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 21, 2018

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31
(In thousands, except per share amounts)

	2017	2016	2015
Revenues:
Software licenses and royalties	$75,694	$74,306	$59,008
Subscriptions	173,510	142,704	111,933
Software services	187,149	174,804	139,852
Maintenance	361,569	322,969	245,537
Appraisal services	25,023	26,287	25,065
Hardware and other	17,717	14,973	9,627
Total revenues	840,662	756,043	591,022

Cost of revenues:
Software licenses and royalties	3,321	2,964	1,632
Acquired software	21,686	22,235	4,440
Software services, maintenance and subscriptions	387,634	348,939	285,340
Appraisal services	16,286	16,411	15,922
Hardware and other	12,595	10,143	6,501
Total cost of revenues	441,522	400,692	313,835

Gross profit	399,140	355,351	277,187

Selling, general and administrative expenses	176,974	167,161	133,317
Research and development expense	47,324	43,154	29,922
Amortization of customer and trade name intangibles	13,912	13,731	5,905

Operating income	160,930	131,305	108,043

Other income (expense), net	698	(1,998)	381
Income before income taxes	161,628	129,307	108,424
Income tax (benefit) provision	(2,317)	19,450	43,555
Net income	$163,945	$109,857	$64,869

Earnings per common share:
Basic	$4.40	$3.01	$1.90
Diluted	$4.18	$2.82	$1.77

 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$185,926	$36,151
Accounts receivable (less allowance for losses of $5,427 in 2017 and $3,396 in 2016)	227,127	200,334
Short-term investments	43,159	20,273
Prepaid expenses	27,252	21,039
Income tax receivable	11,339	2,895
Other current assets	1,997	2,268
Total current assets	496,800	282,960

Accounts receivable, long-term	7,536	2,480
Property and equipment, net	152,315	124,268
Other assets:
Goodwill	657,987	650,237
Other intangibles, net	236,444	267,259
Non-current investments and other assets	38,510	30,741
	$1,589,592	$1,357,945

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,174	$7,295
Accrued liabilities	64,675	55,989
Deferred revenue	309,461	298,217
Total current liabilities	382,310	361,501

Revolving line of credit	—	10,000
Deferred revenue, long-term	1,274	2,140
Deferred income taxes	38,914	68,779

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2017 and 2016	481	481
Additional paid-in capital	626,867	556,663
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	599,821	435,876
Treasury stock, at cost; 10,262,182 and 11,381,733 shares in 2017 and 2016, respectively	(60,029)	(77,449)
Total shareholders' equity	1,167,094	915,525
	$1,589,592	$1,357,945

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	48,148	$481	$201,389	$(46)	$261,150	(14,679)	$(126,001)	$336,973
Net income	—	—	—	—	64,869	—	—	64,869
Issuance of shares pursuant to stock compensation plan	—	—	4,332	—	—	1,118	18,828	23,160
Stock compensation	—	—	20,182	—	—	—	—	20,182
Issuance of shares pursuant to employee stock purchase plan	—	—	3,879	—	—	43	792	4,671
Federal income tax benefit related to exercise of stock options	—	—	45,314	—	—	—	—	45,314
Treasury stock purchases	—	—	—	—	—	(5)	(645)	(645)
Issuance of shares for acquisition	—	—	332,659	—	—	2,149	31,674	364,333
Balance at December 31, 2015	48,148	481	607,755	(46)	326,019	(11,374)	(75,352)	858,857
Net income	—	—	—	—	109,857	—	—	109,857
Issuance of shares pursuant to stock compensation plan	—	—	(82,273)	—	—	827	105,800	23,527
Stock compensation	—	—	29,747	—	—	—	—	29,747
Issuance of shares pursuant to employee stock purchase plan	—	—	1,434	—	—	47	4,802	6,236
Treasury stock purchases	—	—	—	—	—	(882)	(112,699)	(112,699)
Balance at December 31, 2016	48,148	481	556,663	(46)	435,876	(11,382)	(77,449)	915,525
Net income	—	—	—	—	163,945	—	—	163,945
Issuance of shares pursuant to stock compensation plan	—	—	28,174	—	—	1,113	21,671	49,845
Stock compensation	—	—	37,348	—	—	—	—	37,348
Issuance of shares pursuant to employee stock purchase plan	—	—	4,682	—	—	51	2,362	7,044
Treasury stock purchases	—	—	—	—	—	(44)	(6,613)	(6,613)
Balance at December 31, 2017	48,148	$481	$626,867	$(46)	$599,821	(10,262)	$(60,029)	$1,167,094

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$163,945	$109,857	$64,869
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	53,925	50,301	19,574
Share-based compensation expense	37,348	29,747	20,182
Provision for losses - accounts receivable	4,110	4,484	1,756
Deferred income tax benefit	(29,865)	(28,939)	(7,956)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(35,558)	(30,227)	(28,172)
Income tax receivable	(8,444)	18,185	24,255
Prepaid expenses and other current assets	(5,897)	2,229	(3,054)
Accounts payable	878	387	652
Accrued liabilities	6,050	10,717	490
Deferred revenue	9,263	25,118	41,731
Net cash provided by operating activities	195,755	191,859	134,327

Cash flows from investing activities:
Cost of acquisitions, net of cash acquired	(11,344)	(9,394)	(339,961)
Purchase of cost method investment	—	—	(15,000)
Purchase of marketable security investments	(59,779)	(20,316)	(31,907)
Proceeds from marketable security investments	28,786	16,837	900
Additions to property and equipment	(43,057)	(37,726)	(12,501)
(Increase) decrease in other	(1)	(121)	10
Net cash used by investing activities	(85,395)	(50,720)	(398,459)

Cash flows from financing activities:
(Decrease) increase in net borrowings on revolving line of credit	(10,000)	(56,000)	66,000
Purchase of treasury shares	(7,474)	(111,838)	(645)
Contributions from employee stock purchase plan	7,044	6,236	4,671
Proceeds from exercise of stock options	49,845	23,527	23,160
Debt issuance costs	—	—	(2,134)
Net cash provided (used) by financing activities	39,415	(138,075)	91,052

Net increase (decrease) in cash and cash equivalents	149,775	3,064	(173,080)
Cash and cash equivalents at beginning of period	36,151	33,087	206,167
Cash and cash equivalents at end of period	$185,926	$36,151	$33,087

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
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and two subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) during the years ended December 31, 2017, 2016 and 2015.
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
Post-Contract Customer Support
Our customers generally enter into PCS agreements when they purchase our software licenses. PCS includes telephone and online support, bug fixes, and rights to upgrades on a when-and-if available basis. Our PCS agreements are typically renewable annually. Revenue allocated to PCS is recognized on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred.
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
For SaaS arrangements that do not meet the criteria for recognition under ASC 985-605, we account for the elements under ASC 605-25, Multiple Element Arrangements, using all applicable facts and circumstances, including whether (i) the element has stand-alone value, (ii) there is a general right of return and (iii) the revenue is contingent on delivery of other elements. We allocate contract value to each element of the arrangement that qualifies for treatment as a separate element based on VSOE, and if VSOE is not available, third-party evidence, and if third-party evidence is unavailable, estimated selling price. We recognize hosting services ratably over the term of the arrangement, which range from one to ten years but are typically for a period of five to seven years. For professional services associated with SaaS arrangements that we determine do not have stand-alone value to the customer or are contingent on delivery of other elements, we recognize the services revenue ratably over the remaining contractual period once we have provided the customer access to the software and we may begin billing for hosting services. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development costs of $47.3 million during 2017, $43.2 million during 2016, and $29.9 million during 2015.

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be "realized."  On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate U.S. federal tax rate from a maximum of 35% to a flat 21% rate and transitions from a worldwide tax system to a territorial tax system. Under ASC 740 Income Taxes, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. corporate federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). See Note 7 - "Income Tax" for further discussion related to the Tax Act.
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
Our annual goodwill impairment analysis, which we performed quantitatively during the second quarter of 2017, did not result in an impairment charge.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. The fair value of our revolving line of credit approximates book value as of December 31, 2017, because our interest rates reset approximately every 30 days or less. See Note 6 – “Revolving Line of Credit” for further discussion.
As of December 31, 2017, we have $63.8 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2017 through 2021.  We intend to hold these bonds to maturity and have classified them as such.  We believe cost approximates fair value because of the relatively short duration of these investments.  The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or from other observable market data. These investments are included in short-term investments and non-current investments and other assets.
As of December 31, 2017, we have $15.0 million invested in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in convertible preferred stock is accounted under the cost method because the Company does not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, the Company’s cost method investments are assessed for impairment. The Company does not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. This investment is included in non-current investments and other assets in the accompanying consolidated balance sheets.
CONCENTRATIONS OF CREDIT RISK AND UNBILLED RECEIVABLES
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and investments in marketable securities. Our cash and cash equivalents primarily consists of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2017, we had cash and cash equivalents of $185.9 million. We perform periodic evaluations of the credit standing of these financial institutions.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2017.
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

The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$3,396	$1,640	$1,725
Provisions for losses - accounts receivable	4,110	4,484	1,756
Collection of accounts previously written off	—	—	153
Deductions for accounts charged off or credits issued	(2,079)	(2,728)	(1,994)
Balance at end of year	$5,427	$3,396	$1,640

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
 We have recorded unbilled receivables of $42.6 million and $33.6 million at December 31, 2017 and 2016, respectively. Included in unbilled receivables are retention receivables of $7.2 million and $5.0 million at December 31, 2017 and 2016, respectively, and these retentions become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables and retention receivables expected to be collected in excess of one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Guidance not yet Adopted

Revenue from Contracts with Customers. On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The ASU allows two methods of adoption: a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the financial statements. We have adopted the new standard effective January 1, 2018 using the full retrospective method which will require each prior reporting period presented to be recast in future issuance of our financial statements. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard. During the fourth quarter of fiscal 2017, we have substantially completed data conversion activities required to recast our prior period results. We continue to perform an in-depth review of our preliminary results; therefore, we are in the process of completing our analysis necessary to recast prior period results. We do not believe there are any remaining significant implementation topics associated with the adoption of this ASU that have not yet been addressed.

This standard will have a material impact on our consolidated balance sheets and statement of shareholders’ equity. The impact of the standard on consolidated revenue and costs of revenue will be dependent upon the mix of revenue streams due to our accounting for software license fees, allocation of discounts across all performance obligations and to the incremental costs of obtaining a contract. Specifically, under the new standard software license fees under perpetual agreements will no longer be subject to 100% discount allocations from other elements in the contract. Discounts in arrangements will be allocated across all deliverables increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) will be recognized at the point in time that control of the software license transfers to the customer versus our current policy of recognizing revenue only to the extent billable per the contractual terms. Time-based license fees currently recognized over the license term will no longer be recognized over the period of the license and will instead be recognized at the point in time that control of the software license transfers to the customer. Revenue related to our software as a service (“SaaS”) offerings, post-contract customer support ("PCS") renewals and professional services remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of billing.

Application of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions plus any associated fringe benefits) must be recognized as an asset and expensed on a systematic basis that is consistent with the transfer to the customer of the goods and services to which the asset relates, unless that life is less than one year. Currently, we defer sales commissions and recognize expense over the relevant initial contractual term. With the adoption of the new standard, amortization periods will extend past the initial term.

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

The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are assessing the financial impact of adopting the new standard; however, we are currently unable to provide a reasonable estimate regarding the financial impact. We will adopt the new standard in fiscal year 2019.

(2)ACQUISITIONS
2017
On November 29, 2017, we acquired audio and digital two-way radio communications technology and related assets from Radio 10-33, LLC. The total purchase price was $1.4 million, all of which was paid in cash.

On August 2, 2017, we acquired substantially all of the assets and assumed certain liabilities of Digital Health Department, Inc. ("DHD"), a company that provides environmental health software, offering a software-as-a-service (SaaS) solution for public health compliance and inspections processes. The total purchase price, net of debt assumed, was $3.9 million, all of which was paid in cash.

The purchase price allocations for the acquisitions noted above are not yet complete. As of December 31, 2017, the preliminary estimates of fair values assumed at the acquisition dates for intangibles, liabilities, deferred revenue, and related deferred taxes are subject to change as valuations are finalized.

On May 30, 2017, we acquired all of the capital stock of Modria.com, Inc., a company that specializes in online dispute resolution for government and commercial entities. The total purchase price, net of debt assumed, was $7.0 million, of which $6.1 million was paid in cash and $0.9 million was accrued as of December 31, 2017. As of December 31, 2017, the purchase price allocation for this acquisition is complete and our balance sheet reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The operating results of these acquisition are included in our results of operations of the Enterprise Software segment from their respective dates of acquisition. The impact of these acquisitions, individually and in the aggregate, on our operating results, assets and liabilities is not material.
2016
On May 31, 2016, we acquired all of the capital stock of ExecuTime Software, LLC, a leading provider of time, attendance, and advanced scheduling software solutions. The total purchase price, net of debt assumed, was $7.4 million. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The operating results of this acquisition are included in our results of operations of the Enterprise Software segment from the date of the acquisition. The impact of this acquisition on our operating results is not material.
2015
On November 16, 2015, we acquired all of the capital stock of New World Systems Corporation (“NWS”), which provides public safety and financial solutions for local governments.  The purchase price, net of cash acquired of $22.5 million, was comprised of $337.5 million in cash, of which $4.0 million was accrued at December 31, 2015, and 2.1 million shares of Tyler common stock valued at $362.8 million, based on the closing price on November 16, 2015. We also incurred fees of approximately $5.9 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete the acquisition. These fees were expensed in 2015 and are included in selling, general and administrative expenses.
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
On May 29, 2015, we acquired all of the capital stock of Brazos Technology Corporation (“Brazos”), which provides mobile hand held solutions, primarily to law enforcement agencies, for field accident reporting and electronically issuing citations. The purchase price, net of cash acquired of $312,000 and including debt assumed of $733,000, was $6.1 million in cash and 12,500 shares of Tyler common stock valued at $1.5 million.
The operating results of NWS and Brazos are included with the operating results of the Enterprise Software segment from their respective dates of acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(3)PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2017	2016
Land	—	$9,958	$9,958
Building and leasehold improvements	5-39	116,214	94,924
Computer equipment and purchased software	3-5	72,531	55,627
Furniture and fixtures	5	24,834	19,897
Transportation equipment	5	476	447
		224,013	180,853
Accumulated depreciation and amortization		(71,698)	(56,585)
Property and equipment, net		$152,315	$124,268
Depreciation expense was $17.3 million during 2017, $13.4 million during 2016, and $9.1 million during 2015.
In 2017, we purchased an office building in Latham, New York for approximately $2.9 million and paid $2.1 million for improvements to that building. We also paid $19.4 million for construction to expand our office building in Yarmouth, Maine.
In 2016, we purchased an office building in Falmouth, Maine, that was previously leased from an entity owned by an executive’s father and brother, for approximately $9.7 million, and paid $8.0 million for construction to expand our office building in Yarmouth, Maine.
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio.  We lease space in some of these buildings to third-party tenants.  These leases expire between 2019 and 2025 and are expected to provide rental income of approximately $1.5 million during 2018, $1.4 million during 2019, $1.4 million during 2020, $1.4 million during 2021, $1.5 million during 2022, and $4.3 million thereafter. Rental income from third-party tenants was $1.5 million in 2017, $1.7 million in 2016, and $0.9 million in 2015.

(4)GOODWILL AND OTHER INTANGIBLE ASSETS
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2017	2016
Gross carrying amount of acquisition intangibles:
Customer related intangibles	$187,717	$186,231
Acquired software	179,466	176,096
Trade names	11,435	11,065
Leases acquired	3,694	3,694
	382,312	377,086
Accumulated amortization	(145,868)	(109,827)
Total intangibles, net	$236,444	$267,259

Total amortization expense for intangibles was $36.0 million in 2017, $36.4 million in 2016, and $10.3 million during 2015.

The allocation of acquisition intangible assets is summarized in the following table:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$657,987	—	$—	$650,237	—	$—
Amortizable intangibles:
Customer related intangibles	187,717	15 years	64,375	186,231	15 years	51,491
Acquired software	179,466	7 years	76,800	176,096	7 years	55,115
Trade names	11,435	11 years	3,768	11,065	12 years	2,740
Leases acquired	3,694	10 years	925	3,694	9 years	481

The changes in the carrying amount of goodwill for the two years ended December 31, 2017 are as follows:

	Enterprise Software	Appraisal and Tax	Total
Balance as of 12/31/2015	$647,109	$6,557	$653,666
Goodwill acquired with acquisitions	3,943	—	3,943
Purchase price adjustments related to purchase of NWS	(7,372)	—	(7,372)
Balance as of 12/31/2016	643,680	6,557	650,237
Goodwill acquired with acquisitions	7,750	—	7,750
Balance as of 12/31/2017	$651,430	$6,557	$657,987

Estimated annual amortization expense related to acquired leases will be recorded as a reduction to hardware and other revenue and is expected to be $425,000 in 2018, $373,000 in 2019, $313,000 in 2020, $312,000 in 2021, $312,000 in 2022 and $1.0 million thereafter. Estimated annual amortization expense related to acquisition intangibles, including acquired software, for which the amortization expense is recorded as cost of revenues, is as follows:

2018	$35,278
2019	33,920
2020	32,495
2021	32,136
2022	28,665

(5)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2017	2016
Accrued wages, bonuses and commissions	$43,688	$38,996
Other accrued liabilities	20,987	16,993
	$64,675	$55,989

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
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.   As of December 31, 2017, our interest rate was 4.75% under the prime rate option or approximately 2.78% under the 30-day LIBOR option. The Credit Facility is secured by substantially all our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2017, we were in compliance with those covenants.
As of December 31, 2017, we had no outstanding borrowings and had unused borrowing capacity of $299.5 million under the Credit Facility. In addition, as of December 31, 2017, we had one outstanding letter of credit for $0.5 million in favor of a client contract. The letter of credit guarantees our performance under the contract and expires in 2018.
We paid interest of $804,000 in 2017, $1.9 million in 2016, and $223,000 in 2015.

(7)INCOME TAX
The income tax (benefit) provision on income from operations consists of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$22,882	$41,366	$44,841
State	4,666	7,023	6,670
	27,548	48,389	51,511
Deferred	(29,865)	(28,939)	(7,956)
	$(2,317)	$19,450	$43,555

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years Ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	$56,570	$45,257	$37,949
State income tax, net of federal income tax benefit	4,824	4,807	3,715
Domestic production activities deduction	(2,617)	(3,947)	(466)
Excess tax benefits related to stock option exercises	(40,624)	(29,582)	—
Tax Act adjustments	(21,625)	—	—
Tax credits	(3,578)	—	—
Non-deductible business expenses	4,573	2,979	2,414
Other, net	160	(64)	(57)
	$(2,317)	$19,450	$43,555

On December 22, 2017, the Tax Act was enacted into law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Tax Act reduces the U.S. corporate federal tax rate from a maximum of 35% to a flat 21% rate and transitions from a worldwide tax system to a territorial tax system. The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and a tax on global intangible low-taxed income (GILTI). The most significant impact of the Tax Act to us is the reduction in the U.S. federal corporate income tax rate from 35% to 21%.  The impact of the rate reduction on our 2017 income tax provision is a $21.6 million tax benefit due to the remeasurement of deferred tax assets and liabilities. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. There were no specific impacts of the Tax Act that could not be reasonably estimated which we accounted for under prior tax law. Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. Overall, the changes due to the Tax Act will favorably affect income tax expense and future U.S. earnings.

Due to the adoption of ASU No. 2016-09 in 2016, federal and state excess tax benefits from stock option exercises for years subsequent to 2015 are reflected as a reduction of the provision for income taxes, whereas they were previously accounted for as an increase to shareholders’ equity.

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2017	2016
Deferred income tax assets:
Operating expenses not currently deductible	$11,232	$18,721
Stock option and other employee benefit plans	15,932	19,665
Total deferred income tax assets	27,164	38,386
Deferred income tax liabilities:
Intangible assets	(60,189)	(103,754)
Property and equipment	(5,699)	(3,207)
Other	(190)	(204)
Total deferred income tax liabilities	(66,078)	(107,165)
Net deferred income tax liabilities	$(38,914)	$(68,779)
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

We are subject to U.S. federal tax, as well as income tax of multiple state, local and foreign jurisdictions. We are routinely subject to income tax examinations by these taxing jurisdictions, but we do not have a history of, nor do we expect any, material adjustments to result from these examinations. During 2017, the Internal Revenue Service issued a “no change” letter upon completion of their examination of our 2012 tax year. With few exceptions, major U.S. federal, state and foreign jurisdictions are no longer subject to examinations for years before 2013. As of February 20, 2018, no significant adjustments have been proposed by any taxing jurisdiction.
We paid income taxes, net of refunds received, of $36.0 million in 2017, $30.2 million in 2016, and $27.3 million in 2015.

(8)SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	1,113	$49,845	827	$23,527	1,118	$23,160
Purchases of common stock	(44)	(6,613)	(882)	(112,699)	(5)	(645)
Employee stock plan purchases	51	7,044	47	6,236	43	4,671
Shares issued for acquisitions	—	—	—	—	2,149	364,333

As of February 20, 2018, we had authorization from our board of directors to repurchase up to 2.0 million additional shares of our common stock.

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
As of December 31, 2017, there were 2.1 million shares available for future grants under the plan from the 20.0 million shares previously approved by the shareholders.
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

The following weighted average assumptions were used for options granted:

	Years Ended December 31,
	2017	2016	2015
Expected life (in years)	6.0	6.0	6.0
Expected volatility	28.1%	29.3%	28.3%
Risk-free interest rate	2.0%	1.8%	1.7%
Expected forfeiture rate	—%	—%	1.7%

The following table summarizes share-based compensation expense related to share-based awards which is recorded in the statements of comprehensive income:

	Years Ended December 31,
	2017	2016	2015
Cost of software services, maintenance and subscriptions	$9,415	$6,548	$3,380
Selling, general and administrative expenses	27,933	23,199	16,802
Total share-based compensation expenses	37,348	29,747	20,182
Tax benefit	(40,624)	(30,059)	(5,986)
Net (increase) decrease in net income	$(3,276)	$(312)	$14,196
 Stock Option Activity
Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	5,537	$44.61
Granted	747	145.71
Exercised	(1,118)	20.71
Forfeited	(2)	19.61
Outstanding at December 31, 2015	5,164	64.43
Granted	846	147.25
Exercised	(827)	28.43
Forfeited	(27)	95.33
Outstanding at December 31, 2016	5,156	83.64
Granted	824	176.26
Exercised	(1,113)	44.80
Forfeited	(50)	134.83
Outstanding at December 31, 2017	4,817	107.91	7	$334,940
Exercisable at December 31, 2017	2,355	78.40	6	$232,366

We had unvested options to purchase 2.4 million shares with a weighted average grant date exercise price of $136.51 as of December 31, 2017, and unvested options to purchase 2.8 million shares with a weighted average grant date exercise price of $104.91 as of December 31, 2016. As of December 31, 2017, we had $88.2 million of total unrecognized compensation cost related to unvested options, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 3.2 years.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2017	2016	2015
Weighted average grant-date fair value of stock options granted	$55.56	$46.89	$45.17
Total intrinsic value of stock options exercised	137,699	103,703	149,542

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2017, there were 797,000 shares available for future grants under the ESPP from the 2.0 million shares previously approved by the stockholders.

(10)EARNINGS PER SHARE
Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings per share:
Net income	$163,945	$109,857	$64,869
Denominator:
Weighted-average basic common shares outstanding	37,273	36,448	34,137
Assumed conversion of dilutive securities:
Stock options	1,973	2,513	2,415
Denominator for diluted earnings per share - Adjusted weighted-average shares	39,246	38,961	36,552
Earnings per common share:
Basic	$4.40	$3.01	$1.90
Diluted	$4.18	$2.82	$1.77
Stock options representing the right to purchase common stock of 1,343,000 shares in 2017, 786,000 shares in 2016, and 417,000 shares in 2015 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(11)LEASES
We lease office facilities for use in our operations, as well as transportation, computer and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire at various dates through 2025.  In addition to rent, the leases generally require us to pay taxes, maintenance, insurance and certain other operating expenses.
Rent expense was approximately $6.9 million in 2017, $6.7 million in 2016, and $7.2 million in 2015, which included rent expense associated with related party lease agreements of $150,000 in 2017, $330,000 in 2016, and $1.8 million in 2015.
Future minimum lease payments under all non-cancelable leases at December 31, 2017 are as follows:

Years Ending December 31,
2018	$5,428
2019	4,201
2020	3,644
2021	2,366
2022	812
Thereafter	499
Total	$16,950

(12)EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements.  The employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations.  We contribute up to a maximum of 3% of an employee’s compensation to the plan.  We made contributions to the plan and charged operating results $7.9 million during 2017, $6.9 million during 2016, and $5.3 million during 2015.

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
ES segment capital expenditures included $24.4 million in 2017 and $17.7 million in 2016 for the expansion of existing buildings and purchases of buildings and land.

For the year ended December 31, 2017

	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$67,840	$7,854	$—	$75,694
Subscriptions	165,651	7,859	—	173,510
Software services	167,934	19,215	—	187,149
Maintenance	339,951	21,618	—	361,569
Appraisal services	—	25,023	—	25,023
Hardware and other	13,094	10	4,613	17,717
Intercompany	10,425	—	(10,425)	—
Total revenues	$764,895	$81,579	$(5,812)	$840,662
Depreciation and amortization expense	44,517	760	8,648	53,925
Segment operating income	228,254	20,238	(51,964)	196,528
Capital expenditures	28,096	1,181	16,341	45,618
Segment assets	$338,965	$44,464	$1,206,163	$1,589,592

For the year ended December 31, 2016

	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$68,844	$5,462	$—	$74,306
Subscriptions	135,516	7,188	—	142,704
Software services	158,478	16,326	—	174,804
Maintenance	304,380	18,589	—	322,969
Appraisal services	—	26,287	—	26,287
Hardware and other	11,942	16	3,015	14,973
Intercompany	6,742	—	(6,742)	—
Total revenues	$685,902	$73,868	$(3,727)	$756,043
Depreciation and amortization expense	43,962	984	5,355	50,301
Segment operating income	190,817	18,286	(41,832)	167,271
Capital expenditures	23,843	1,432	11,448	36,723
Segment assets	$295,260	$31,769	$1,030,916	$1,357,945

For the year ended December 31, 2015

	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$54,376	$4,632	$—	$59,008
Subscriptions	107,090	4,843	—	111,933
Software services	129,068	10,784	—	139,852
Maintenance	227,586	17,951	—	245,537
Appraisal services	—	25,065	—	25,065
Hardware and other	6,935	12	2,680	9,627
Intercompany	4,025	—	(4,025)	—
Total revenues	$529,080	$63,287	$(1,345)	$591,022
Depreciation and amortization expense	15,413	867	3,294	19,574
Segment operating income	141,401	15,477	(38,490)	118,388
Capital expenditures	6,112	646	6,746	13,504
Segment assets	$265,877	$22,283	$1,068,410	$1,356,570

Reconciliation of reportable segment operating	Years Ended December 31,
income to the Company's consolidated totals:	2017	2016	2015
Total segment operating income	$196,528	$167,271	$118,388
Amortization of acquired software	(21,686)	(22,235)	(4,440)
Amortization of customer and trade name intangibles	(13,912)	(13,731)	(5,905)
Other income (expense), net	698	(1,998)	381
Income before income taxes	$161,628	$129,307	$108,424

(15)QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table contains selected financial information from unaudited statements of income for each quarter of 2017 and 2016:

	Quarters Ended
	2017				2016
	Dec. 31 (a)	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$217,851	$214,146	$209,123	$199,542	$193,281	$194,497	$188,972	$179,293
Gross profit	105,500	103,429	95,863	94,348	92,817	93,480	86,936	82,118
Income before income taxes	45,173	43,522	36,974	35,959	35,119	36,419	30,195	27,574
Net income	61,798	38,263	31,578	32,306	31,196	35,430	25,007	18,224
Earnings per diluted share	$1.56	$0.97	$0.81	$0.83	$0.80	$0.91	$0.65	$0.47
Shares used in computing diluted earnings per share	39,499	39,342	39,201	38,932	38,975	39,062	38,738	39,071
(a) Fourth quarter 2017 includes the significant impact of the enactment of the Tax Act. The most significant impact of the Tax Act to us is the reduction in the U.S. federal corporate income tax rate from 35% to 21%.  The impact of the rate reduction on our 2017 income tax provision is a $21.6 million tax benefit due to the remeasurement of deferred tax assets and liabilities. Refer to Note 7 - "Income Tax" for further discussion on the impact the Tax Act.