Form 10-Q
period 2018-03-31
TYLER TECHNOLOGIES INC
filed 2018-05-10
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on May 8, 2018 was 38,287,263.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		As Adjusted
Revenues:
Software licenses and royalties	$22,776	$21,758
Subscriptions	49,028	39,862
Software services	45,939	42,496
Maintenance	93,897	86,307
Appraisal services	5,394	6,612
Hardware and other	4,140	2,694
Total revenues	221,174	199,729

Cost of revenues:
Software licenses and royalties	778	731
Acquired software	5,382	5,410
Software services, maintenance and subscriptions	106,085	93,540
Appraisal services	3,781	4,197
Hardware and other	2,343	1,316
Total cost of revenues	118,369	105,194

Gross profit	102,805	94,535

Selling, general and administrative expenses	47,604	42,780
Research and development expense	13,048	11,599
Amortization of customer and trade name intangibles	3,315	3,325

Operating income	38,838	36,831

Other income (expense), net	599	(190)
Income before income taxes	39,437	36,641
Income tax provision	1,612	3,872
Net income	$37,825	$32,769

Earnings per common share:
Basic	$1.00	$0.89
Diluted	$0.95	$0.84
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2018 (unaudited)	December 31, 2017
		As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$210,616	$185,926
Accounts receivable (less allowance for losses of $4,780 in 2018 and $5,427 in 2017)	216,516	246,188
Short-term investments	65,858	43,159
Prepaid expenses	30,262	32,206
Income tax receivable	7,286	11,339
Other current assets	2,098	1,997
Total current assets	532,636	520,815

Accounts receivable, long-term	11,550	12,107
Property and equipment, net	154,254	152,315
Other assets:
Goodwill	657,727	657,987
Other intangibles, net	221,069	229,617
Non-current investments and other assets	48,388	38,510
Total assets	$1,625,624	$1,611,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,421	$8,174
Accrued liabilities	44,996	64,675
Deferred revenue	268,132	298,613
Total current liabilities	319,549	371,462

Deferred revenue, long-term	641	1,274
Deferred income taxes	44,220	46,879

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2018 and December 31, 2017	481	481
Additional paid-in capital	652,909	626,867
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	662,288	624,463
Treasury stock, at cost; 9,900,041 and 10,262,182 shares in 2018 and 2017, respectively	(54,418)	(60,029)
Total shareholders' equity	1,261,214	1,191,736
Total liabilities and shareholders' equity	$1,625,624	$1,611,351
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		As Adjusted
Cash flows from operating activities:
Net income	$37,825	$32,769
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,112	12,967
Share-based compensation expense	10,557	8,676
Deferred income tax (benefit)	(2,658)	(3,870)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	30,227	37,542
Income taxes	4,053	7,576
Prepaid expenses and other current assets	1,333	(919)
Accounts payable	(1,752)	(1,166)
Accrued liabilities	(17,952)	(15,939)
Deferred revenue	(31,114)	(29,457)
Net cash provided by operating activities	44,631	48,179

Cash flows from investing activities:
Additions to property and equipment	(8,895)	(19,820)
Purchase of marketable security investments	(43,962)	(7,128)
Proceeds from marketable security investments	11,077	6,896
Decrease (increase) in other	743	(16)
Net cash used by investing activities	(41,037)	(20,068)

Cash flows from financing activities:
Decrease in net borrowings on revolving line of credit	—	(10,000)
Purchase of treasury shares	—	(7,032)
Proceeds from exercise of stock options	19,298	14,851
Contributions from employee stock purchase plan	1,798	1,650
Net cash provided (used) by financing activities	21,096	(531)

Net increase in cash and cash equivalents	24,690	27,580
Cash and cash equivalents at beginning of period	185,926	36,151
Cash and cash equivalents at end of period	$210,616	$63,731
See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1) Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2018, and December 31, 2017, and operating result amounts are for the three months ended March 31, 2018, and 2017, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2017. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, utilizing the full retrospective approach as discussed in Note 2 - Accounting Standards and Significant Accounting Policies. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard, as indicated by the "as adjusted" footnote.
(2) Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policies for revenue recognition and deferred commissions that were adjusted as a result of adopting ASU No. 2014-09, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the carrying amount and estimated useful lives of intangible assets; determining share-based compensation expense; the valuation allowance for receivables; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.

REVENUE RECOGNITION
Nature of Products and Services
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
We earn revenue from software licenses, royalties, subscription-based services, software services, post-contract customer support (“PCS” or “maintenance”), hardware, and appraisal services. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation
Most of our software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting to software modification and customization to meet specific customer needs (services) and post-contract support (PCS). For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price ("SSP") basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. Revenue is recognized net of allowances for sales adjustments and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Software Arrangements:
Software Licenses and Royalties
Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to "off the shelf" software licenses and specified upgrades at a point in time when control of the software license transfers to the customer, unless the software is not considered distinct. We consider off-the-shelf software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the customer for the customer’s purpose upon installation and remaining services such as training are not considered essential to the product's functionality.
For arrangements that involve significant production, modification or customization of the software, or where software services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion. We measure progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often implemented over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Software license fees are billed in accordance with the contract terms. Typically a majority of the fee is due when access to the software license is made available to the customer and the remainder of the fee due over a passage of time stipulated by the contract. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

We recognize royalty revenue when earned under the terms of our third-party royalty arrangements. Currently, our third-party royalties are recognized at a point in time based on an estimated basis and trued up when we receive notice of amounts earned. Typically, we receive notice of royalty revenues earned and billed on a quarterly basis in the quarter immediately following the royalty reporting period.
Software Services
As noted above, some of our software arrangements include services considered essential or require significant customization to meet the customer's desired functionality. For these software arrangements, both the software licenses and related software services revenue are not distinct and are recognized over time using the progress-to-completion method. We measure progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Contract fees are typically billed on a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. When software services are distinct, the fee allocable to the service element is recognized over the time we perform the services and is billed on a time and material basis.
Post-Contract Customer Support
Our customers generally enter into PCS agreements when they purchase our software licenses. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. PCS is considered distinct when purchased with our software licenses. Our PCS agreements are typically renewable annually. PCS is recognized over time on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred.
Computer Hardware Equipment
Revenue allocable to computer hardware equipment is recognized at a point in time when control of the equipment is transferred to the customer.
Subscription-Based Services:
Subscription-based services consist of revenues derived from SaaS arrangements, which utilize the Tyler private cloud, and electronic filing transactions. Revenue from subscription-based services is generally recognized over time on a ratable basis over the contract term, beginning on the date that our service is made available to the customer. Our subscription contracts are generally three to five years or longer in length, billed annually in advance, and non-cancelable.
For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. When it is determined that software is distinct and the customer has the ability to take control of the software, we recognize revenue allocable to the software license fee when access to the software license is made available to the customer. We recognize hosting services ratably over the term of the arrangement, which range from one to ten years but are typically for a period of three to five years. For software and software services associated with SaaS arrangements that are not distinct or are contingent on the transfer of other performance obligations, we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
Electronic filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third-parties via our e-filing services and retrieval of filed documents via our access services. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of sales as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect the statement of comprehensive income. For e-filing transaction fees, we have the right to charge the customer in an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period.

Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination and set-up costs associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the useful life.
Appraisal Services:
For our property appraisal projects, we recognize revenue using the progress-to-completion method of revenue recognition since many of these projects are implemented over one to three-year periods and consist of various unique activities. Appraisal services require a significant level of integration and interdependency with various individual service components; therefore the service components are not considered distinct. Appraisal services are recognized over time by measuring progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often implemented over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. Contract fees are typically billed on a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
Significant Judgments:
Our contracts with customers often include multiple performance obligations to a customer. When a software arrangement (traditional or subscription) includes both software licenses and software services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software service and recognized over time.
The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine SSP using the expected cost-plus margin approach.
For arrangements that involve significant production, modification or customization of the software, or where software services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the customer over time using progress-to-completion methods to recognize revenue from these arrangements. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred, or value added. The progress-to-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because we can provide reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit margin in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Typically, the structure of our arrangements does not give rise to variable consideration.  However, in those instances whereby variable consideration exists, we include in our estimates additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
Refer to Note 11 - Disaggregation of Revenue for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.

Contract Balances:
Accounts receivable and allowance for doubtful accounts
Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. We record a receivable related to revenue recognized for on-premises licenses as we have an unconditional right to invoice and receive payment in the future related to those licenses.
We maintain allowances for doubtful accounts, which are provided at the time the revenue is recognized. Since most of our customers are domestic governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts may require revision, include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
The following table summarizes the changes in the allowances for doubtful accounts:

March 31, 2018
Balance, beginning of period December 31, 2017	$5,427
Provisions for losses - accounts receivable	320
Deductions for accounts charged off or credits issued	(967)
Balance, end of period	$4,780
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.
In connection with our appraisal service contracts and certain software service contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing normally occurs subsequently and may span another accounting period; (2) software services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have recognized revenue at the point in time when the software is made available to the customer but the billing has not yet been submitted to the customer; (4) some of our contracts which provide for an amount to be withheld from a progress billing (generally between 5% and 20% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, extended payment terms, which may be granted to customers with whom we generally have a long-term relationship and favorable collection history.
The opening balance of current and long-term accounts receivable, net of allowance for doubtful accounts, was $226.8 million (as adjusted) as of January 1, 2017.
As of March 31, 2018, and December 31, 2017, total current and long-term accounts receivable, net of allowance for doubtful accounts, was $228.1 million and $258.3 million (as adjusted), respectively. We have recorded unbilled receivables of $77.1 million and $64.6 million (as adjusted) at March 31, 2018, and December 31, 2017, respectively. Included in unbilled receivables are retention receivables of $7.9 million and $7.2 million at March 31, 2018, and December 31, 2017, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and multi-year on-premises term licenses that are invoiced annually with revenue recognized upfront.
Deferred Revenue
The majority of deferred revenue consists of deferred maintenance revenue that has been billed based on contractual terms in the underlying arrangement, with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, subscription-based services, software and appraisal services and hardware installation. Refer to Note 12 - Deferred Revenue and Performance Obligations for further information, including deferred revenue by segment and changes in deferred revenue during the period.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three to seven years. We utilized the 'portfolio approach' practical expedient in ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the 'portfolio approach', we determined the period of benefit by taking into consideration our customer contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the remaining period of benefit. Deferred commissions have been included with prepaid expenses in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Refer to Note 4 - Deferred Commissions for further information.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. Topic 606 also includes Subtopic 340-40 Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to ASU No. 2014-09 and Subtopic 340-40 as the "new standard."

We adopted the requirements of the new standard as of January 1, 2018, utilizing the full retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, trade and other receivables, and deferred commissions as detailed below. We applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.

The impact of adopting ASU 2014-09 on our total revenues for 2017 and 2016 was not material. The impact of adopting the new standard on our retained earnings and deferred commissions is material. The most significant impact of the standard relates to our accounting for software license revenue. Specifically, under the new standard, software license fees under perpetual agreements are no longer subject to 100% discount allocations from other performance obligations in the contract. Discounts in arrangements are allocated across all performance obligations increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) are recognized at the point in time when control of the software license transfers to the customer versus our legacy policy of recognizing revenue upon delivery and only to the extent billable per the contractual terms. Under the new standard, time-based license fees are no longer recognized over the contractual period of the license and are instead recognized at the point in time when the control of the software license transfers to the customer. Revenues related to our PCS renewals, SaaS offerings and appraisal services remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the new standard is dependent on contract-specific terms and may vary in some instances from recognition at the time of billing.

Adoption of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions plus any associated fringe benefits) must be recognized as an asset and expensed on a systematic basis that is consistent with the transfer to the customer of the goods and services to which the asset relates, unless that life is less than one year. Prior to adoption of the new standard, we deferred sales commissions and recognized expense over the relevant initial contractual term, which was generally one to two years. Under the new standard, we amortize these costs over a period of benefit that we have determined to be three to seven years.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of the new standard. Select unaudited condensed consolidated statement of income line items, which reflect the adoption of the new standard, are as follows (in thousands, except per share data):

	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
Statement of Income:
Revenues:
Software licenses and royalties	$18,223	$3,535	$21,758
Subscriptions	40,102	(240)	39,862
Software services	45,018	(2,522)	42,496
Maintenance	86,859	(552)	86,307
Appraisal services	6,612	—	6,612
Hardware and other	2,728	(34)	2,694
Total revenues	$199,542	$187	$199,729

Costs and expenses:
Selling, general and administrative expenses	$43,142	$(362)	$42,780
Amortization of customer and trade name intangibles	3,458	(133)	3,325
Operating income	36,149	682	36,831
Income tax provision	3,653	219	3,872
Net income	$32,306	$463	$32,769

Earnings per common share:
Basic	$0.88		$0.89
Diluted	$0.83		$0.84

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Balance Sheet:
Assets
Accounts receivable	$227,127	$19,061	$246,188
Prepaid expenses	27,252	4,954	32,206
Accounts receivable, long-term	7,536	4,571	12,107
Other intangibles, net	236,444	(6,827)	229,617
Total assets	$1,589,592	$21,759	$1,611,351

Liabilities
Deferred revenue	309,461	(10,848)	298,613
Deferred income taxes	38,914	7,965	46,879

Retained earnings	$599,821	$24,642	$624,463

Total liabilities and shareholders' equity	$1,589,592	$21,759	$1,611,351

Our adoption of ASU 2014-09 had no impact on our net cash provided by or used in operating, investing or financing activities for any of the periods reported.
Recent tax legislation. On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for businesses and individuals. For businesses, the Tax Act reduces the U.S. corporate federal tax rate from a maximum of 35% to a flat 21% rate and transitions from a worldwide tax system to a territorial tax system. The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and a tax on global intangible low-taxed income (GILTI). The most significant impact of the Tax Act to us is the reduction in the U.S. federal corporate income tax rate from 35% to 21% in 2017. Refer to Note 7 - Income Tax Provision for further information.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases. On February 25, 2016, the FASB issued its new lease accounting guidance in ASU No. 2016-02, Leases ("Topic 842"). Under the new guidance, lessees will be required to recognize the following for all leases (except for short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
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
Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early application is permitted for all business entities upon issuance. We are assessing the financial impact of adopting the new standard, however; we are currently unable to provide a reasonable estimate regarding the financial impact. We expect to adopt the new standard in fiscal year 2019.

(3) Shareholders’ Equity

The following table details activity in our common stock:

	Three Months Ended March 31,
	2018		2017
	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	(42)	$(6,171)
Stock option exercises	350	19,298	324	14,851
Employee stock plan purchases	12	1,798	14	1,650
As of March 31, 2018, we had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock.

(4) Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three to seven years. Deferred commissions were $20.2 million and $19.3 million as of March 31, 2018, and December 31, 2017, respectively. Amortization expense was $3.5 million and $2.6 million for the three months ended March 31, 2018, and 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(5) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.
As of March 31, 2018, we have $96.5 million in investment grade corporate and municipal bonds with maturity dates ranging from 2017 through early 2020. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

We have a $15.0 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in convertible preferred stock is accounted under the cost method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, our cost method investments are assessed for impairment. We do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. This investment is included in non-current investments and other assets.

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

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of March 31, 2018, the interest rates were 5.00% under the Wells Fargo Bank's prime rate and 2.50% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2018, we were in compliance with those covenants.

As of March 31, 2018, we had no outstanding borrowings and one outstanding letter of credit totaling $500,000. Available borrowing capacity under the Credit Facility was $299.5 million.

(7) Income Tax Provision

For the three months ended March 31, 2018, we had an effective income tax rate, as adjusted, of 4.1% compared to 10.6% for the three months ended March 31, 2017. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% and 35%, respectively, principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized was $9.1 million for the three months ended March 31, 2018, compared to $10.1 million for the three months ended March 31, 2017. Excluding the excess tax benefits, the effective rate was 27.2% for the three months ended March 31, 2018, compared to 38.2% (as adjusted) for the three months ended March 31, 2017. Other differences from our federal statutory income tax rate included state income taxes, non-deductible business expenses, the tax benefit of research tax credits, and in 2017, the tax benefit of the domestic production activities deduction.

The decrease in effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 was due primarily to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the Tax Act and the increase in the research tax credit benefit, offset by the elimination of the domestic production activities deduction and the increased limitations on the deduction for executive compensation. In the fourth quarter of 2017, we recorded a $26.0 million (as adjusted under Topic 606) tax benefit due to the remeasurement of deferred tax assets and liabilities at a lower tax rate. As of March 31, 2018, we have not reported any adjustments to the provisional amounts for the income tax effects of the Tax Act recorded in 2017. However, based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. Overall, the changes due to the Tax Act will favorably affect income tax expense and future U.S. earnings.
We made tax payments of $218,000 and $161,000 in the three months ended March 31, 2018 and 2017, respectively.

(8) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
		As Adjusted
Numerator for basic and diluted earnings per share:
Net income	$37,825	$32,769
Denominator:
Weighted-average basic common shares outstanding	38,002	36,845
Assumed conversion of dilutive securities:
Stock options	1,834	2,087
Denominator for diluted earnings per share - Adjusted weighted-average shares	39,836	38,932
Earnings per common share:
Basic	$1.00	$0.89
Diluted	$0.95	$0.84

For the three months ended March 31, 2018, and 2017, stock options representing the right to purchase common stock of approximately 1,111,000 and 1,160,000 shares were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(9) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended March 31,
	2018	2017
Cost of software services, maintenance and subscriptions	$2,776	$2,097
Selling, general and administrative expenses	7,781	6,579
Total share-based compensation expense	$10,557	$8,676

(10) Segment and Related Information

We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through four business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions; and

•	appraisal and tax software solutions and property appraisal services.
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

For the three months ended March 31, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$20,689	$2,087	$—	$22,776
Subscriptions	46,683	2,345	—	49,028
Software services	40,286	5,653	—	45,939
Maintenance	87,813	6,084	—	93,897
Appraisal services	—	5,394	—	5,394
Hardware and other	3,800	—	340	4,140
Intercompany	3,237	—	(3,237)	—
Total revenues	$202,508	$21,563	$(2,897)	$221,174
Segment operating income	$56,615	$4,647	$(13,727)	$47,535

For the three months ended March 31, 2017
As Adjusted	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$20,109	$1,649	$—	$21,758
Subscriptions	38,073	1,789	—	39,862
Software services	38,146	4,350	—	42,496
Maintenance	81,614	4,693	—	86,307
Appraisal services	—	6,612	—	6,612
Hardware and other	2,694	—	—	2,694
Intercompany	2,163	—	(2,163)	—
Total revenues	$182,799	$19,093	$(2,163)	$199,729
Segment operating income	$52,488	$4,326	$(11,248)	$45,566

	Three months ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2018	2017
		As Adjusted
Total segment operating income	$47,535	$45,566
Amortization of acquired software	(5,382)	(5,410)
Amortization of customer and trade name intangibles	(3,315)	(3,325)
Other income (expense), net	599	(190)
Income before income taxes	$39,437	$36,641

(11) Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended March 31, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$19,063	$3,713	$22,776
Subscriptions	—	49,028	49,028
Software services	—	45,939	45,939
Maintenance	—	93,897	93,897
Appraisal services	—	5,394	5,394
Hardware and other	4,140	—	4,140
Total	$23,203	$197,971	$221,174

For the three months ended March 31, 2017
As Adjusted	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$17,115	$4,643	$21,758
Subscriptions	—	39,862	39,862
Software services	—	42,496	42,496
Maintenance	—	86,307	86,307
Appraisal services	—	6,612	6,612
Hardware and other	2,694	—	2,694
Total	$19,809	$179,920	$199,729

Recurring Revenue
The majority of our revenue is comprised of recurring revenues from maintenance and subscriptions. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts. The contract terms for subscription arrangements range from one to 10 years, but are typically contracted for initial periods of three to five years, providing a significant source of recurring revenues on an annual basis. Non-recurring revenues are derived for all other revenue categories.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$134,496	$8,429	$—	$142,925
Non-recurring revenues	64,775	13,134	340	78,249
Intercompany	3,237	—	(3,237)	—
Total revenues	$202,508	$21,563	$(2,897)	$221,174

For the three months ended March 31, 2017
As Adjusted	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$119,687	$6,482	$—	$126,169
Non-recurring revenues	60,949	12,611	—	73,560
Intercompany	2,163	—	(2,163)	—
Total revenues	$182,799	$19,093	$(2,163)	$199,729

(12) Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2018	December 31, 2017
		(As Adjusted)
Enterprise Software	$249,104	$277,198
Appraisal and Tax	17,497	20,387
Corporate	$2,172	$2,302
Totals	268,773	299,887
The opening balance of total deferred revenue, including long-term, was $290.1 million (as adjusted) as of January 1, 2017.

Changes in total deferred revenue, including long-term, were as follows:

March 31, 2018
Balance, beginning of period December 31, 2017 (As Adjusted).	$299,887
Deferral of revenue	160,881
Recognition of deferred revenue	(191,995)
Balance, end of period	$268,773

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of transaction price allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized ("Backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of March 31, 2018 was $1.2 billion, of which we expect to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.

(13) Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(14) Subsequent Events

The following events and transactions occurred subsequent to March 31, 2018:

On April 30, 2018, we acquired all of the capital stock of Socrata, Inc., a company that provides open data and data-as-a-service solutions for state local and government agencies including cloud-based data integration, visualization, analysis, and reporting solutions. The total purchase price was approximately $150.0 million in cash, subject to certain post-closing adjustments.

Also on April 30, 2018, we acquired all of the equity interests of Sage Data Security, LLC, a cybersecurity company offering a suite of services that supports an entire cybersecurity lifecycle, including program development, education and training, technical testing, advisory services, and digital forensics. The total purchase price was approximately $11.5 million in cash, subject to post-closing adjustments.

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
Our total employee count increased to 4,121 at March 31, 2018, from 3,860 at March 31, 2017.

Adoption of New Revenue Accounting Standard

On January 1, 2018, we adopted ASU 2014-09, using the full retrospective method of transition, which requires that the standard be applied to all periods presented. The impacts of adoption are reflected in the financial information herein. For additional details, see Note 2 to our consolidated financial statements in this report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2017. Except for the accounting policies for revenue recognition, trade and other receivables, and deferred commissions that were updated as a result of adopting ASU No. 2014-09, there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2017.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	First Quarter
	2018	2017
		As Adjusted
Revenues:
Software licenses and royalties	10.3%	10.9%
Subscriptions	22.2	20.0
Software services	20.8	21.3
Maintenance	42.4	43.2
Appraisal services	2.4	3.3
Hardware and other	1.9	1.3
Total revenues	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	2.8	3.1
Software services, maintenance and subscriptions	48.0	46.8
Appraisal services	1.7	2.1
Hardware and other	1.1	0.7
Selling, general and administrative expenses	21.5	21.4
Research and development expense	5.9	5.8
Amortization of customer and trade name intangibles	1.5	1.7
Operating income	17.5	18.4
Other income (expense), net	0.3	(0.1)
Income before income taxes	17.8	18.3
Income tax provision	0.7	1.9
Net income	17.1%	16.4%

Revenues
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
ES	$20,689	$20,109	$580	3%
A&T	2,087	1,649	438	27
Total software licenses and royalties revenue	$22,776	$21,758	$1,018	5%

Software license and royalties revenue increased 5% for the three months ended March 31, 2018, compared to the prior year period. The increase is attributed to additions to our implementation staff, which increased our capacity to deliver backlog. Growth is also attributed to increased sales in an active marketplace with generally good local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to continue to be slow as a growing number of clients choose our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new client mix for the three months ended March 31, 2018, was approximately 37% selecting perpetual software license arrangements and approximately 63% selecting subscription-based arrangements compared to a client mix for the three months ended March 31, 2017, of approximately 55% selecting perpetual software license arrangements and approximately 45% selecting subscription-based arrangements. 122 new clients entered into subscription-based software arrangements for the three months ended March 31, 2018, respectively, compared to 92 new clients for the three months ended March 31, 2017.
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
ES	$46,683	$38,073	$8,610	23%
A&T	2,345	1,789	556	31
Total subscriptions revenue	$49,028	$39,862	$9,166	23%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 23% for the three months ending March 31, 2018, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending March 31, 2018, we added 122 new SaaS clients and 26 existing on-premises clients converted to our SaaS model. Since March 31, 2017, we have added 404 new SaaS clients while 97 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $2.1 million to the subscriptions revenue increase for the three months ended March 31, 2018, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
ES	$40,286	$38,146	$2,140	6%
A&T	5,653	4,350	1,303	30
Total software services revenue	$45,939	$42,496	$3,443	8%

Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. For the three months ended March 31, 2018, software services revenue grew 8% compared to the prior year period. This growth is primarily due to additions to our implementation and support staff which increased our capacity to deliver backlog.

Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
ES	$87,813	$81,614	$6,199	8%
A&T	6,084	4,693	1,391	30
Total maintenance revenue	$93,897	$86,307	$7,590	9%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 9% for the three months ended March 31, 2018, compared to the prior year. Maintenance revenue increased mainly due to annual maintenance rate increases and growth in our installed customer base from new software license sales.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
ES	$—	$—	$—	—%
A&T	5,394	6,612	(1,218)	(18)
Total appraisal services revenue	$5,394	$6,612	$(1,218)	(18)%

Appraisal services revenue for the three months ended March 31, 2018, decreased by 18% compared to the prior year primarily due to the successful completion of several large revaluation projects mid-2017. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
Software licenses and royalties	$778	$731	$47	6%
Acquired software	5,382	5,410	(28)	(1)
Software services, maintenance and subscriptions	106,085	93,540	12,545	13
Appraisal services	3,781	4,197	(416)	(10)
Hardware and other	2,343	1,316	1,027	78
Total cost of revenues	$118,369	$105,194	$13,175	13%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
	2018	2017	Change
		As Adjusted
Software licenses, royalties and acquired software	73.0%	71.8%	1.2%
Software services, maintenance and subscriptions	43.8	44.5	(0.7)
Appraisal services	29.9	36.5	(6.6)
Hardware and other	43.4	51.2	(7.8)
Overall gross margin	46.5%	47.3%	(0.8)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2018, our software licenses, royalties and acquired software gross margin increased 1.2% compared to the prior year period due to higher incremental margins on software license revenues, in part due to slightly lower amortization expense for acquired software resulting from acquisitions.
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three months ended March 31, 2018 was 0.7% lower than the comparable prior year period. Our implementation and support staff has grown by 178 employees since March 31, 2017, due to accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.
Appraisal services. Appraisal services revenue was approximately 2.4% of total revenue. The appraisal services gross margin for the three months ended March 31, 2018 decreased 6.6% compared to the same period in 2017, due to the reduction in higher margin projects substantially complete by early 2017 and lower volume of revenues in the current period to cover relatively fixed costs. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three months ended March 31, 2018, our overall gross margin decreased 0.8% compared to the prior year period. Our overall gross margin decrease for the three month period is mainly attributed to additions to our implementation staff, which increased our capacity to deliver backlog, and lower margin revenues from appraisal services. The decrease in overall gross margin is partially offset by improved margin on revenues from software licenses.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
Selling, general and administrative expenses	$47,604	$42,780	$4,824	11%

SG&A as a percentage of revenues was 21.5% for the three months ended March 31, 2018, compared to 21.4% for the three months ended March 31, 2017. SG&A expense increased approximately 11% for the three months ended March 31, 2018. This increase is mainly due to higher stock compensation expense, increased staff levels, and an increase in commission expense as a result of higher sales. We have added 34 SG&A employees, mainly to our sales and finance teams since March 31, 2017. For the three months ended March 31, 2018, stock compensation expense rose $1.2 million compared to the same period in 2017, mainly due to increases in our stock price.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
Research and development expense	$13,048	$11,599	$1,449	12%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue, as well as costs related to the ongoing development efforts for Microsoft Dynamics AX. Our contractual research and development commitment to develop public sector functionality for Microsoft Dynamics AX was amended in March 2016, which significantly reduced our development commitment through March 2018. However, we will continue to provide sustained engineering and technical support for the public-sector functionality within Dynamics AX. License and maintenance royalties for all applicable domestic and international sales of Dynamics AX to public sector entities will continue under the terms of the contract. As a result of the Microsoft Dynamics AX amendment, we redeployed certain development resources to enhance functionality on several existing solutions and these costs are being recorded in cost of revenues – software services, maintenance and subscriptions.
Research and development expense in the three months ended March 31, 2018 increased 12% compared to prior period mainly due to a number of new Tyler product development initiatives across our product suites. As a result of these initiatives, our research and development staff has grown by 66 since March 31, 2017.
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
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
Amortization of customer and trade name intangibles	$3,315	$3,325	$(10)	—%

Other Income (Expense), Net
The following table sets forth a comparison of our other income (expense), net for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
Other income (expense), net	$599	$(190)	$789	(415)%
Other income (expense), net is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement, as well as interest income from invested cash. The change in other income (expense), net in the three months ended March 31, 2018, compared to the prior period is due to increased interest from significantly higher levels of cash investments resulting from cash generated in the last year. We had no debt in the current period, as we repaid all borrowings under the revolving line of credit in January 2017.

Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2018	2017	$	%
		As Adjusted
Income tax provision	$1,612	$3,872	$(2,260)	(58)%

Effective income tax rate	4.1%	10.6%

The decrease in effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 was due primarily to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the Tax Act enacted in December 2017, and the increase in the research tax credit benefit, offset by the elimination of the domestic production activities deduction and the increased limitations on the deduction for executive compensation. The effective income tax rates for the three months ended March 31, 2018 and 2017 were different from the statutory United States federal income tax rate of 21% and 35%, respectively, principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized was $9.1 million for the three months ended March 31, 2018, compared to $10.1 million for the three months ended March 31, 2017. Excluding the excess tax benefits, the effective rate was 27.2% for the three months ended March 31, 2018 compared to 38.2% for the three months ended March 31, 2017. Other differences from our federal statutory income tax rate included state income taxes, non-deductible business expenses, the tax benefit of research tax credits and in 2017, the tax benefit of the domestic production activities deduction.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2018, we had cash and cash equivalents of $210.6 million compared to $185.9 million at December 31, 2017. We also had $96.5 million invested in investment grade corporate and municipal bonds as of March 31, 2018. These investments mature between 2017 through early 2020 and we intend to hold these investments until maturity. As of March 31, 2018, we had one outstanding letter of credit for $500,000. We do not believe the letter of credit will be required to be drawn upon. This letter of credit expires in mid-2018. We believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

($ in thousands)	2018	2017

Cash flows provided (used) by:
Operating activities	$44,631	$48,179
Investing activities	(41,037)	(20,068)
Financing activities	21,096	(531)
Net increase in cash and cash equivalents	$24,690	$27,580
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

For the three months ended March 31, 2018, operating activities provided cash of $44.6 million. Operating activities that provided cash were primarily comprised of net income of $37.8 million, non-cash depreciation and amortization charges of $14.1 million and non-cash share-based compensation expense of $10.6 million. Working capital, excluding cash, increased approximately $17.9 million due the decline in deferred revenue balances, the timing of payments related to bonuses, and the deferred taxes associated with stock option activity during the period. These increases were offset by collections of annual maintenance renewal billings that are billed in the fourth quarter, as well as the timing of income tax payments.

In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 88 days at March 31, 2018, compared to 102 days (as adjusted) at December 31, 2017 and 82 days (as adjusted) at March 31, 2017. Our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $41.0 million in the three months ending March 31, 2018. Approximately $8.9 million was invested in property and equipment including $891,000 for real estate construction costs. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
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
Financing activities provided cash of $21.1 million in the three months ended March 31, 2018, and were comprised proceeds from stock option exercises and employee stock purchase plan activity. We did not repurchase any shares of our common stock during the three months ended March 31, 2018.
Financing activities used cash of $531,000 in the three months ended March 31, 2017, and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit and proceeds from stock option exercises and employee stock purchase plan activity. During the three months ended March 31, 2017, we purchased 42,000 shares of our common stock for an aggregate purchase price of $6.2 million, with an average price paid per share of $147.30.
We had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock as of March 31, 2018. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $218,000 in the three months ended March 31, 2018, compared to tax payments of $161,000 in the three months ended March 31, 2017.

In April 2018, we completed two business combinations. We acquired all of the capital stock of Socrata, Inc. for total purchase price of approximately $150.0 million in cash, subject to certain post-closing adjustments. We also acquired all of the equity interests of Sage Data Security, LLC, for the total purchase price of approximately $11.5 million in cash, subject to post-closing adjustments.

We anticipate that 2018 capital spending will be between $22 million and $25 million, including approximately $2 million related to real estate. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2018, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.
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

As of March 31, 2018, we had no outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
During the three months ended March 31, 2018, our effective average interest rate for borrowings was 4.69%. As of March 31, 2018, our interest rate was 5.00% under the Wells Fargo Bank prime rate and 2.50% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements to facilitate their adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2018, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Exhibit 10.1
Employment and Non-Competition Agreement between Tyler Technologies, Inc. and John S. Marr Jr. effective February 26, 2018 (filed as Exhibit 10.1 to our Form 8-K dated March 9, 2018 and incorporated by reference herein).

Exhibit 10.2
Employment and Non-Competition Agreement between Tyler Technologies, Inc. and H. Lynn Moore, Jr effective February 26, 2018 (filed as Exhibit 10.2 to our Form 8-K dated March 9, 2018 and incorporated by reference herein).

Exhibit 10.3
Employment and Non-Competition Agreement between Tyler Technologies, Inc. and Brian K. Miller effective February 26, 2018 (filed as Exhibit 10.3 to our Form 8-K dated March 9, 2018 and incorporated by reference herein).

Exhibit 10.4	Agreement and plan of merger by and among Tyler Technologies, Inc. and Dedomena Acquisition, Inc., Socrata, Inc.

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Definition Linkbase Document

Exhibit 101	Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: May 10, 2018