Form 10-Q
period 2018-06-30
TYLER TECHNOLOGIES INC
filed 2018-08-01
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 30, 2018 was 38,651,386.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Revenues:
Software licenses and royalties	$22,400	$19,306	$45,176	$41,064
Subscriptions	53,009	40,517	102,037	80,379
Software services	50,674	45,860	96,613	88,356
Maintenance	96,076	88,811	189,973	175,118
Appraisal services	5,532	6,366	10,926	12,978
Hardware and other	8,369	7,903	12,509	10,597
Total revenues	236,060	208,763	457,234	408,492

Cost of revenues:
Software licenses and royalties	1,204	647	1,982	1,378
Acquired software	5,724	5,360	11,106	10,770
Software services, maintenance and subscriptions	109,487	96,172	215,572	189,712
Appraisal services	3,568	4,282	7,349	8,479
Hardware and other	6,801	6,799	9,144	8,115
Total cost of revenues	126,784	113,260	245,153	218,454

Gross profit	109,276	95,503	212,081	190,038

Selling, general and administrative expenses	52,262	43,000	99,866	85,780
Research and development expense	15,831	11,874	28,879	23,473
Amortization of customer and trade name intangibles	4,041	3,331	7,356	6,656

Operating income	37,142	37,298	75,980	74,129

Other income (expense), net	558	(101)	1,157	(291)
Income before income taxes	37,700	37,197	77,137	73,838
Income tax (benefit) provision	(1,461)	5,427	151	9,299
Net income	$39,161	$31,770	$76,986	$64,539

Earnings per common share:
Basic	$1.02	$0.86	$2.00	$1.74
Diluted	$0.97	$0.81	$1.91	$1.65
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2018 (unaudited)	December 31, 2017
		As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$93,247	$185,926
Accounts receivable [less allowance for doubtful accounts of $5,105 in 2018 and $5,427 in 2017]	299,253	246,188
Short-term investments	59,459	43,159
Prepaid expenses	34,985	32,206
Income tax receivable	13,100	11,339
Other current assets	1,944	1,997
Total current assets	501,988	520,815

Accounts receivable, long-term	12,387	12,107
Property and equipment, net	154,464	152,315
Other assets:
Goodwill	740,146	657,987
Other intangibles, net	293,194	229,617
Non-current investments and other assets	57,580	38,510
Total assets	$1,759,759	$1,611,351

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,839	$8,174
Accrued liabilities	52,959	64,675
Deferred revenue	316,084	298,613
Total current liabilities	373,882	371,462

Deferred revenue, long-term	785	1,274
Deferred income taxes	44,803	46,879

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2018 and December 31, 2017	481	481
Additional paid-in capital	686,782	626,867
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	701,449	624,463
Treasury stock, at cost; 9,517,525 and 10,262,182 shares in 2018 and 2017, respectively	(48,377)	(60,029)
Total shareholders' equity	1,340,289	1,191,736
Total liabilities and shareholders' equity	$1,759,759	$1,611,351
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
		As Adjusted
Cash flows from operating activities:
Net income	$76,986	$64,539
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,649	26,102
Share-based compensation expense	23,490	17,577
Deferred income tax benefit	(5,196)	(8,847)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(48,870)	(32,334)
Income taxes	(1,762)	(9,311)
Prepaid expenses and other current assets	(815)	(4,797)
Accounts payable	(4,599)	2,152
Accrued liabilities	(12,185)	(11,061)
Deferred revenue	10,532	5,555
Net cash provided by operating activities	67,230	49,575

Cash flows from investing activities:
Additions to property and equipment	(14,952)	(30,123)
Purchase of marketable security investments	(74,850)	(21,392)
Proceeds from marketable security investments	39,154	17,029
Cost of acquisitions. net of cash acquired	(157,152)	(5,855)
Increase in other	(186)	(68)
Net cash used by investing activities	(207,986)	(40,409)

Cash flows from financing activities:
Decrease in net borrowings on revolving line of credit	—	(10,000)
Purchase of treasury shares	—	(7,032)
Proceeds from exercise of stock options	44,317	23,360
Contributions from employee stock purchase plan	3,760	3,427
Net cash provided by financing activities	48,077	9,755

Net (decrease) increase in cash and cash equivalents	(92,679)	18,921
Cash and cash equivalents at beginning of period	185,926	36,151
Cash and cash equivalents at end of period	$93,247	$55,072
See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1) Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2018, and December 31, 2017, and operating result amounts are for the three and six months ended June 30, 2018, and 2017, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2017. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.
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
(2) Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policies for revenue recognition and deferred commissions that were adjusted as a result of adopting ASU No. 2014-09, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 21, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
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
Most of our software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative SSP basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. Revenue is recognized net of allowances for sales adjustments and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Software Arrangements:
Software Licenses and Royalties
Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to "off-the-shelf" software licenses and specified upgrades at a point in time when control of the software license transfers to the customer, unless the software is not considered distinct. We consider off-the-shelf software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the customer for the customer’s purpose upon installation and remaining services such as training are not considered essential to the product's functionality.
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
Software license fees are billed in accordance with the contract terms. Typically, a majority of the fee is due when access to the software license is made available to the customer and the remainder of the fee due over a passage of time stipulated by the contract. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

We recognize royalty revenue when earned under the terms of our third-party royalty arrangements. Currently, our third-party royalties are recognized at a point in time when we receive notice of amounts earned. Typically, we receive notice of royalty revenues earned and billed on a quarterly basis in the quarter immediately following the royalty reporting period.
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
Electronic filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third-parties via our e-filing services and retrieval of filed documents via our access services. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of sales as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect the statement of comprehensive income. For e-filing transaction fees, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period.

Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination and set-up costs associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the useful life.
Appraisal Services:
For our property appraisal projects, we recognize revenue using the progress-to-completion method of revenue recognition since many of these projects are implemented over one to three-year periods and consist of various unique activities. Appraisal services require a significant level of integration and interdependency with various individual service components; therefore, the service components are not considered distinct. Appraisal services are recognized over time by measuring progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often implemented over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. Contract fees are typically billed on a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
Significant Judgments:
Our contracts with customers often include multiple performance obligations to a customer. When a software arrangement (traditional or subscription) includes both software licenses and software services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software services and recognized over time.
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
For arrangements that involve significant production, modification or customization of the software, or where software services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the customer over time using progress-to-completion methods. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred, or value added. The progress-to-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because we can provide reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit margin in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
Refer to Note 12 - Disaggregation of Revenue for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.

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
The following table summarizes the changes in the allowance for doubtful accounts:

June 30, 2018
Balance, beginning of period December 31, 2017	$5,427
Provisions for losses - accounts receivable	1,147
Collection of accounts previously written off	(212)
Deductions for accounts charged off or credits issued	(1,257)
Balance, end of period	$5,105
The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.
In connection with our appraisal services contracts and certain software services contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing normally occurs subsequently and may span another accounting period; (2) software services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have recognized revenue at the point in time when the software is made available to the customer but the billing has not yet been submitted to the customer; (4) some of our contracts which provide for an amount to be withheld from a progress billing (generally between 5% and 20% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, extended payment terms, which may be granted to customers with whom we generally have a long-term relationship and favorable collection history.
The opening balance of current and long-term accounts receivable, net of allowance for doubtful accounts, was $226.8 million (as adjusted) as of January 1, 2017.
As of June 30, 2018, and December 31, 2017, total current and long-term accounts receivable, net of allowance for doubtful accounts, was $311.6 million and $258.3 million (as adjusted), respectively. We have recorded unbilled receivables of $77.9 million and $64.6 million (as adjusted) at June 30, 2018, and December 31, 2017, respectively. Included in unbilled receivables are retention receivables of $10.8 million and $7.2 million at June 30, 2018, and December 31, 2017, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.

Payment terms and conditions vary by contract type, although, terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and multi-year on-premises term licenses that are invoiced annually with revenue recognized upfront.
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
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three to seven years. We utilized the 'portfolio approach' practical expedient in ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the 'portfolio approach', we determined the period of benefit by taking into consideration our customer contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the remaining period of benefit. Deferred commissions have been included with prepaid expenses in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Refer to Note 5 - Deferred Commissions for further information.
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

The impact of adopting ASU No. 2014-09 on our total revenues for 2017 and 2016 was not material. The impact of adopting the new standard on our retained earnings and deferred commissions is material. The most significant impact of the new standard relates to our accounting for software license revenue. Specifically, under the new standard, software license fees under perpetual agreements are no longer subject to 100% discount allocations from other performance obligations in the contract. Discounts in arrangements are allocated across all performance obligations increasing license revenues and decreasing revenues allocated to other performance obligations. In addition, in most cases, net license fees (total license fees less any allocated discounts) are recognized at the point in time when control of the software license transfers to the customer versus our legacy policy of recognizing revenue upon delivery and only to the extent billable per the contractual terms. Under the new standard, time-based license fees are no longer recognized over the contractual period of the license and are instead recognized at the point in time when the control of the software license transfers to the customer. Revenues related to our PCS renewals,

SaaS offerings and appraisal services remain substantially unchanged. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the new standard is dependent on contract-specific terms and may vary in some instances from recognition at the time of billing.

Adoption of the new standard requires that incremental costs directly related to obtaining a contract (typically sales commissions) must be recognized as an asset and expensed on a systematic basis that is consistent with the transfer to the customer of the goods and services to which the asset relates, unless that life is less than one year. Prior to adoption of the new standard, we deferred sales commissions and recognized expense over the relevant initial contractual term, which was generally one to two years. Under the new standard, we amortize these costs over a period of benefit that we have determined to be three to seven years.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of the new standard. Select unaudited condensed consolidated statement of income line items, which reflect the adoption of the new standard, are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Statement of Income:

Software licenses and royalties	$17,107	$2,199	$19,306	$35,330	$5,734	$41,064
Subscriptions	40,947	(430)	40,517	81,049	(670)	80,379
Software services	47,372	(1,512)	45,860	92,390	(4,034)	88,356
Maintenance	89,412	(601)	88,811	176,271	(1,153)	175,118
Appraisal services	6,366	—	6,366	12,978	—	12,978
Hardware and other	7,919	(16)	7,903	10,647	(50)	10,597
Total revenues	209,123	(360)	208,763	408,665	(173)	408,492
Selling, general and administrative expenses	43,451	(451)	43,000	86,593	(813)	85,780
Amortization of customer and trade name intangibles	3,463	(132)	3,331	6,921	(265)	6,656
Operating income	37,075	223	37,298	73,224	905	74,129
Income tax provision	5,396	31	5,427	9,049	250	9,299
Net income	$31,578	$192	$31,770	$63,884	$655	$64,539

Earnings per common share:
Basic	$0.85		$0.86	$1.72		$1.74
Diluted	$0.81		$0.81	$1.63		$1.65

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows (in thousands):

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Balance Sheet:

Accounts receivable	$227,127	$19,061	$246,188
Prepaid expenses	27,252	4,954	32,206
Accounts receivable, long-term	7,536	4,571	12,107
Other intangibles, net	236,444	(6,827)	229,617
Total assets	1,589,592	21,759	1,611,351
Deferred revenue	309,461	(10,848)	298,613
Deferred income taxes	38,914	7,965	46,879
Retained earnings	599,821	24,642	624,463
Total liabilities and shareholders' equity	$1,589,592	$21,759	$1,611,351

Our adoption of ASU No. 2014-09 had no impact on our net cash provided by or used in operating, investing or financing activities for any of the periods reported.
Recent tax legislation. On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted into law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for businesses and individuals. For businesses, the Tax Act reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate and transitions from a worldwide tax system to a territorial tax system. The Tax Act also adds many new provisions including changes to bonus depreciation, the deduction for executive compensation and a tax on global intangible low-taxed income (GILTI). The most significant impact of the Tax Act to us is the reduction in the U.S. federal corporate income tax rate. Refer to Note 8 - Income Tax Provision for further information.
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

(3) Acquisitions

On April 30, 2018, we acquired all of the capital stock of Socrata, Inc. ("Socrata"), a company that provides open data and data-as-a-service solutions including cloud-based data integration, visualization, analysis, and reporting solutions for state and local government agencies.  The purchase price, net of cash acquired of $1.7 million, was $147.6 million paid in cash, of which approximately $1.1 million was accrued at June 30, 2018.

We have performed a preliminary valuation analysis of the fair market value of Socrata’s assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date.

Cash	$1,724
Accounts receivable	3,616
Other current assets	2,057
Other noncurrent assets	68
Identifiable intangible assets	75,000
Goodwill	78,909
Accounts payable	(1,254)
Accrued expenses	(1,717)
Deferred revenue	(5,915)
Deferred tax liabilities, net	(3,120)
Total consideration	$149,368

In connection with this transaction, we acquired total tangible assets of $7.5 million and assumed liabilities of approximately $8.9 million. We recorded goodwill of $78.9 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $75.0 million. The $75.0 million of intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 14 years. We recorded deferred tax liabilities of $3.1 million related to estimated fair value allocations. Socrata’s solutions are a direct complement to our current offerings and will provide a new and important additional revenue stream. By offering Socrata within virtually every Tyler product suite, our clients will have the opportunity to make their existing data discoverable, usable and actionable, but more importantly, potentially include data from other agencies and jurisdictions to make analysis even more powerful and meaningful. Therefore, the goodwill of $78.9 million arising from this acquisition is primarily attributed to our ability to integrate Socrata's solutions with our existing portfolio and to generate increased revenues, earnings and cash flow by leveraging our sales resources and client base. We also incurred fees of approximately $578,000 for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete the acquisition. These fees were expensed in 2018 and are included in selling, general and administrative expenses.

The following unaudited pro forma information of the consolidated results of operations have been prepared as if the Socrata acquisition had occurred at January 1, 2017, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$238,432	$215,209	$465,675	$421,209
Net income	36,196	27,528	68,839	55,480
Basic earnings per share	0.94	0.74	1.79	1.49
Diluted earnings per share	$0.90	$0.70	$1.71	$1.41

Pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction or event occurred on the dates specified, or to project our results of operations for any future period.

On April 30, 2018, we acquired all of the equity interests of Sage Data Security, LLC ("Sage"), a cybersecurity company offering a suite of services that supports an entire cybersecurity lifecycle, including program development, education and training, technical testing, advisory services, and digital forensics. The total purchase price was $11.6 million paid in cash. Tyler has performed a preliminary valuation analysis of the fair market value of Sage's assets and liabilities. As a result, we acquired total tangible assets of approximately $1.8 million and assumed liabilities of approximately $730,000. We have recorded total goodwill of approximately $3.5 million, all of which is expected to be deductible for tax purposes, and other intangible assets of approximately $7.0 million. The $7.0 million of intangible assets is attributable to customer relationships, acquired software and trade name and will be amortized over a weighted average period of approximately 14 years.
As of June 30, 2018, the purchase price allocations for Socrata and Sage are not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangible assets, receivables and deferred revenue and related deferred taxes are subject to change as valuations are finalized. The operating results of Socrata and Sage are included with the operating results of the Enterprise Software segment since their date of acquisition. Revenues from Socrata included in Tyler's results of operations totaled approximately $3.0 million and the net loss was $4.0 million for both the three and six months ended June 30, 2018. Revenues and operating results from Sage included in 2018 results were not significant.
Our balance sheet as of June 30, 2018, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(4) Shareholders’ Equity

The following table details activity in our common stock:

	Six Months Ended June 30,
	2018		2017
	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	(42)	$(6,171)
Stock option exercises	722	44,317	534	23,360
Employee stock plan purchases	23	$3,760	27	$3,427
As of June 30, 2018, we had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock.

(5) Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $21.2 million and $19.3 million (as adjusted) as of June 30, 2018, and December 31, 2017, respectively. Amortization expense was $3.7 million and $7.1 million for the three and six months ended June 30, 2018, respectively and $2.7 million and $5.3 million for the three and six months ended June 30, 2017(as adjusted), respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(6) Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.
As of June 30, 2018, we have $99.2 million in investment grade corporate and municipal bonds with maturity dates ranging through mid-2021. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.

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

(7) Revolving Line of Credit

On November 16, 2015, we entered into a $300 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $300 million, including a $10 million sublimit for letters of credit. The Credit Facility matures on November 16, 2020. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of June 30, 2018, the interest rates were 5.25% under the Wells Fargo Bank's prime rate and 3.34% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2018, we were in compliance with those covenants.

As of June 30, 2018, we had no outstanding borrowings. Available borrowing capacity under the Credit Facility was $300 million.

(8) Income Tax Provision

We had an effective income tax rate of negative 3.9% and 0.2% for the three and six months ended June 30, 2018, respectively, compared to 14.6% and 12.6% (as adjusted) for the three and six months ended June 30, 2017, respectively. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% in 2018 and 35% in 2017 principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized was $11.5 million and $20.7 million for the three and six months ended June 30, 2018, respectively, compared to $8.5 million and 18.6 million for the three and six months ended June 30, 2017, respectively. Excluding the excess tax benefits, the effective rate was 26.7% and 27.0% for the three and six months ended June 30, 2018, respectively, compared to 37.3% and 37.7% (as adjusted) for the three and six months ended June 30, 2017, respectively. Other differences from the federal statutory income tax rate include state income taxes, non-deductible business expenses, the tax benefit of research tax credits, and in 2017, the tax benefit of the domestic production activities deduction.

The decrease in effective tax rate for the three and six months ended June 30, 2018, as compared to the same periods in 2017 was due primarily to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the Tax Act, the increase in excess tax benefit related to stock option exercises and the research tax credit benefit, offset by the elimination of the domestic production activities deduction and the increased limitations on the deduction for executive compensation. In the fourth quarter of 2017, we recorded a $26.0 million (as adjusted under Topic 606) tax benefit due to the remeasurement of deferred tax assets and liabilities at a lower tax rate. As of June 30, 2018, we have not recorded any adjustments to the provisional amounts for the income tax effects of the Tax Act recorded in 2017. However, based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. Overall, the changes due to the Tax Act will favorably affect income tax expense and future U.S. earnings.
We made tax payments of $7.1 million and $27.5 million in the six months ended June 30, 2018, and 2017, respectively.

(9) Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Numerator for basic and diluted earnings per share:
Net income	$39,161	$31,770	$76,986	$64,539
Denominator:
Weighted-average basic common shares outstanding	38,390	37,154	38,416	37,144
Assumed conversion of dilutive securities:
Stock options	1,834	2,047	1,834	2,067
Denominator for diluted earnings per share - Adjusted weighted-average shares	40,224	39,201	40,250	39,211
Earnings per common share:
Basic	$1.02	$0.86	$2.00	$1.74
Diluted	$0.97	$0.81	$1.91	$1.65

For the three and six months ended June 30, 2018, stock options representing the right to purchase common stock of approximately 742,000 and 926,000 shares were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2017, stock options representing the right to purchase common stock of approximately 1,251,000 and 1,205,000 shares were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(10) Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of software services, maintenance and subscriptions	$2,955	$2,253	$5,731	$4,350
Selling, general and administrative expenses	9,978	6,648	17,759	13,227
Total share-based compensation expense	$12,933	$8,901	$23,490	$17,577

(11) Segment and Related Information

We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through five business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions;

•	data and insights solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; courts and justice and public safety software solutions unit; and the data and insights solutions unit meet the criteria for aggregation and are presented in one reportable segment, the Enterprise Software (“ES”) segment. The ES segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes; public safety; planning, regulatory and maintenance; land and vital records management, and data analytics. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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

For the three months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$19,991	$2,409	$—	$22,400
Subscriptions	50,637	2,372	—	53,009
Software services	45,002	5,672	—	50,674
Maintenance	89,795	6,281	—	96,076
Appraisal services	—	5,532	—	5,532
Hardware and other	3,724	33	4,612	8,369
Intercompany	3,086	—	(3,086)	—
Total revenues	$212,235	$22,299	$1,526	$236,060
Segment operating income	$58,417	$5,502	$(17,012)	$46,907

For the six months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$40,680	$4,496	$—	$45,176
Subscriptions	97,321	4,716	—	102,037
Software services	85,289	11,324	—	96,613
Maintenance	177,609	12,364	—	189,973
Appraisal services	—	10,926	—	10,926
Hardware and other	7,526	33	4,950	12,509
Intercompany	6,322	—	(6,322)	—
Total revenues	$414,747	$43,859	$(1,372)	$457,234
Segment operating income	$115,032	$10,149	$(30,739)	$94,442

For the three months ended June 30, 2017
As Adjusted	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$17,553	$1,753	$—	$19,306
Subscriptions	38,621	1,896	—	40,517
Software services	41,184	4,676	—	45,860
Maintenance	83,706	5,105	—	88,811
Appraisal services	—	6,366	—	6,366
Hardware and other	3,279	—	4,624	7,903
Intercompany	2,486	—	(2,486)	—
Total revenues	$186,829	$19,796	$2,138	$208,763
Segment operating income	$54,036	$4,595	$(12,642)	$45,989

For the six months ended June 30, 2017
As Adjusted	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$37,662	$3,402	$—	$41,064
Subscriptions	76,695	3,684	—	80,379
Software services	79,329	9,027	—	88,356
Maintenance	165,319	9,799	—	175,118
Appraisal services	—	12,978	—	12,978
Hardware and other	5,973	—	4,624	10,597
Intercompany	4,649	—	(4,649)	—
Total revenues	$369,627	$38,890	$(25)	$408,492
Segment operating income	$106,524	$8,921	$(23,890)	$91,555

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2018	2017	2018	2017
		As Adjusted		As Adjusted
Total segment operating income	$46,907	$45,989	$94,442	$91,555
Amortization of acquired software	(5,724)	(5,360)	(11,106)	(10,770)
Amortization of customer and trade name intangibles	(4,041)	(3,331)	(7,356)	(6,656)
Other income (expense), net	558	(101)	1,157	(291)
Income before income taxes	$37,700	$37,197	$77,137	$73,838

(12) Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended June 30, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$17,260	$5,140	$22,400
Subscriptions	—	53,009	53,009
Software services	—	50,674	50,674
Maintenance	—	96,076	96,076
Appraisal services	—	5,532	5,532
Hardware and other	8,369	—	8,369
Total	$25,629	$210,431	$236,060

For the six months ended June 30, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$36,323	$8,853	$45,176
Subscriptions	—	102,037	102,037
Software services	—	96,613	96,613
Maintenance	—	189,973	189,973
Appraisal services	—	10,926	10,926
Hardware and other	12,509	—	12,509
Total	$48,832	$408,402	$457,234

For the three months ended June 30, 2017
As Adjusted	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$16,135	$3,171	$19,306
Subscriptions	—	40,517	40,517
Software services	—	45,860	45,860
Maintenance	—	88,811	88,811
Appraisal services	—	6,366	6,366
Hardware and other	7,903	—	7,903
Total	$24,038	$184,725	$208,763

For the six months ended June 30, 2017
As Adjusted	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$33,250	$7,814	$41,064
Subscriptions	—	80,379	80,379
Software services	—	88,356	88,356
Maintenance	—	175,118	175,118
Appraisal services	—	12,978	12,978
Hardware and other	10,597	—	10,597
Total	$43,847	$364,645	$408,492
Recurring Revenue
The majority of our revenue is comprised of recurring revenues from maintenance and subscriptions. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of three to five years, providing a significant source of recurring revenues on an annual basis. Non-recurring revenues are derived for all other revenue categories.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$140,432	$8,653	$—	$149,085
Non-recurring revenues	68,717	13,646	4,612	86,975
Intercompany	3,086	—	(3,086)	—
Total revenues	$212,235	$22,299	$1,526	$236,060

For the six months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$274,930	$17,080	$—	$292,010
Non-recurring revenues	133,495	26,779	4,950	165,224
Intercompany	6,322	—	(6,322)	—
Total revenues	$414,747	$43,859	$(1,372)	$457,234

For the three months ended June 30, 2017
As Adjusted	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$122,327	$7,001	$—	$129,328
Non-recurring revenues	62,016	12,795	4,624	79,435
Intercompany	2,486	—	(2,486)	—
Total revenues	$186,829	$19,796	$2,138	$208,763

For the six months ended June 30, 2017
As Adjusted	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$242,014	$13,483	$—	$255,497
Non-recurring revenues	122,964	25,407	4,624	152,995
Intercompany	4,649	—	(4,649)	—
Total revenues	$369,627	$38,890	$(25)	$408,492

(13) Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2018	December 31, 2017
		As Adjusted
Enterprise Software	$299,332	$277,198
Appraisal and Tax	15,199	20,387
Corporate	2,338	2,302
Totals	$316,869	$299,887
The opening balance of total deferred revenue, including long-term, was $290.1 million (as adjusted) as of January 1, 2017.

Changes in total deferred revenue, including long-term, were as follows:

June 30, 2018
Balance, beginning of period December 31, 2017 (As Adjusted)	$299,887
Deferral of revenue	414,396
Recognition of deferred revenue	(397,414)
Balance, end of period	$316,869

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of transaction price allocated to the remaining performance obligations represent contracted revenue that has not yet been recognized ("Backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of June 30, 2018 was $1.2 billion, of which we expect to recognize approximately 51% as revenue over the next 12 months and the remainder thereafter.

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

Our products generally automate seven major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, (6) records and documents, and (7) data and insights. We report our results in two segments. The Enterprise Software (“ES”) segment provides municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management; courts and justice processes; public safety; planning, regulatory and maintenance; records and documents; and data and insights. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
Our total employee count increased to 4,367 at June 30, 2018, from 3,972 at June 30, 2017.

For the three and six months ended June 30, 2018, total revenues increased 13% and 12%, respectively, compared to the prior year periods.  Organic revenue growth was 11% for both the three and six months ended June 30, 2018, compared to the prior year periods and revenues from acquisitions completed in April 2018 contributed 2% and 1% of growth for the three and six months ended June 30, 2018, respectively.
Subscriptions revenue grew 31% and 27% for the three and six months ended June 30, 2018, respectively, due to a gradual shift toward cloud-based, software as a service business, as well as continued strong growth in our e-filing revenues from courts. Organic subscriptions revenue increased 25% and 24% for the three and six months ended June 30, 2018, respectively.
Our backlog at June 30, 2018 was $1.2 billion, a 10.9% increase from last year.

Adoption of New Revenue Accounting Standard

On January 1, 2018, we adopted ASU No. 2014-09, using the full retrospective method of transition, which requires that the new standard be applied to all periods presented. The impacts of adoption are reflected in the financial information herein. For additional details, see Note 2 to our condensed consolidated financial statements in this report.
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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Second Quarter		Six Months Ended
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Revenues:
Software licenses and royalties	9.5%	9.2%	9.9%	10.1%
Subscriptions	22.5	19.4	22.3	19.7
Software services	21.5	22.0	21.1	21.6
Maintenance	40.7	42.6	41.6	42.8
Appraisal services	2.3	3.0	2.4	3.2
Hardware and other	3.5	3.8	2.7	2.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	2.9	2.9	2.9	3.0
Software services, maintenance and subscriptions	46.4	46.1	47.1	46.4
Appraisal services	1.5	2.1	1.6	2.1
Hardware and other	2.9	3.3	2.0	2.0
Selling, general and administrative expenses	22.1	20.6	21.8	21.0
Research and development expense	6.7	5.7	6.3	5.7
Amortization of customer and trade name intangibles	1.7	1.6	1.6	1.6
Operating income	15.8	17.7	16.7	18.2
Other income (expense), net	0.2	—	0.3	(0.2)
Income before income taxes	16.0	17.7	17.0	18.0
Income (benefit) tax provision	(0.6)	2.6	—	2.3
Net income	16.6%	15.1%	17.0%	15.7%

Revenues
On April 30, 2018, we acquired all of the capital stock of Socrata, Inc. ("Socrata"), a company that provides open data and data-as-a-service solutions for state and local government agencies including cloud-based data integration, visualization, analysis, and reporting solutions. The following table details revenue for Socrata for the periods presented as of June 30, 2018, which is included in our condensed consolidated statements of income:

	Second Quarter	Six Months Ended
Revenues:
Software licenses and royalties	$—	$—
Subscriptions	2,477	2,477
Software services	538	538
Maintenance	—	—
Appraisal services	—	—
Hardware and other	—	—
Total revenues	$3,015	$3,015

We also acquired Sage Data Security, LLC ("Sage"), a cybersecurity company offering a suite of services that supports an entire cybersecurity lifecycle. The impact of this acquisition on our operating results is not considered material and is not included in the table above. The results of these acquisitions are included with the operating results of the ES segment from their dates of acquisition.

Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
ES	$19,991	$17,553	$2,438	14%	$40,680	$37,662	$3,018	8%
A&T	2,409	1,753	656	37	4,496	3,402	1,094	32
Total software licenses and royalties revenue	$22,400	$19,306	$3,094	16%	$45,176	$41,064	$4,112	10%

Software licenses and royalties revenue increased 16% and 10% for the three and six months ended June 30, 2018, respectively, compared to the prior year period. The increase is due to an active marketplace with generally good local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development over the past few years. Additions to our implementation staff, which increased our capacity to deliver backlog, also contributed to higher software license revenues.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to continue to be slow as a growing number of clients choose our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract. Our new client mix for the six months ended June 30, 2018, was approximately 40% perpetual software license arrangements and approximately 60% subscription-based arrangements compared to a client mix for the six months ended June 30, 2017, of approximately 48% perpetual software license arrangements and approximately 52% subscription-based arrangements.

Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
ES	$50,637	$38,621	$12,016	31%	$97,321	$76,695	$20,626	27%
A&T	2,372	1,896	476	25	4,716	3,684	1,032	28
Total subscriptions revenue	$53,009	$40,517	$12,492	31%	$102,037	$80,379	$21,658	27%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Excluding the results of acquisitions, subscriptions revenue grew 25% and 24% for the three and six months ending June 30, 2018, respectively, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ending June 30, 2018, respectively, we added 126 and 248 new SaaS clients and 32 and 58 existing on-premises clients converted to our SaaS model. Since June 30, 2017, we have added 425 new SaaS clients while 92 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $2.1 million and $4.2 million to the subscriptions revenue increase for the three and six months ended June 30, 2018, respectively, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing. The acquisition of Socrata, which primarily has a subscription revenue model, also contributed to the increase in subscription revenues.

Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
ES	$45,002	$41,184	$3,818	9%	$85,289	$79,329	$5,960	8%
A&T	5,672	4,676	996	21	11,324	9,027	2,297	25
Total software services revenue	$50,674	$45,860	$4,814	10%	$96,613	$88,356	$8,257	9%

Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results from acquisitions, for the three and six months ended June 30, 2018, respectively, software services revenue grew 7% and 8% compared to the prior year period. This growth is primarily due to additions to our implementation and support staff which increased our capacity to deliver backlog. Excluding employees added with acquisitions, our implementation and support staff has grown by 158 employees since June 30, 2017.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
ES	$89,795	$83,706	$6,089	7%	$177,609	$165,319	$12,290	7%
A&T	6,281	5,105	1,176	23	12,364	9,799	2,565	26
Total maintenance revenue	$96,076	$88,811	$7,265	8%	$189,973	$175,118	$14,855	8%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 8% for both the three and six months ended June 30, 2018, compared to the prior year. Maintenance revenue increased mainly due to annual maintenance rate increases and growth in our installed customer base from new software license sales.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	5,532	6,366	(834)	(13)	10,926	12,978	(2,052)	(16)
Total appraisal services revenue	$5,532	$6,366	$(834)	(13)%	$10,926	$12,978	$(2,052)	(16)%

Appraisal services revenue for the three and six months ended June 30, 2018, respectively, decreased by 13% and 16% compared to the prior year primarily due to the successful completion of several large revaluation projects in mid-2017. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
Software licenses and royalties	$1,204	$647	$557	86%	$1,982	$1,378	$604	44%
Acquired software	5,724	5,360	364	7	11,106	10,770	336	3
Software services, maintenance and subscriptions	109,487	96,172	13,315	14	215,572	189,712	25,860	14
Appraisal services	3,568	4,282	(714)	(17)	7,349	8,479	(1,130)	(13)
Hardware and other	6,801	6,799	2	—	9,144	8,115	1,029	13
Total cost of revenues	$126,784	$113,260	$13,524	12%	$245,153	$218,454	$26,699	12%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months Ended
	2018	2017	Change	2018	2017	Change
		As Adjusted			As Adjusted
Software licenses, royalties and acquired software	69.1%	68.9%	0.2%	71.0%	70.4%	0.6%
Software services, maintenance and subscriptions	45.2	45.1	0.1	44.5	44.8	(0.3)
Appraisal services	35.5	32.7	2.8	32.7	34.7	(2.0)
Hardware and other	18.7	14.0	4.7	26.9	23.4	3.5
Overall gross margin	46.3%	45.7%	0.6%	46.4%	46.5%	(0.1)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and six months ended June 30, 2018, respectively, our software licenses, royalties and acquired software gross margin increased 0.2% and 0.6% compared to the prior year period due to higher incremental margins on software license revenues offset by amortization expense for acquired software resulting from acquisitions. Excluding the impact of acquisitions amortization expense, our software license, royalties and acquired software gross margin was 70.6% and 71.8% for the three and six months ended June 30, 2018, respectively.
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three and six months ended June 30, 2018, respectively, increased 0.1% and decreased 0.3% from the comparable prior year period. Excluding employees added through acquisitions, our implementation and support staff has grown by 158 employees since June 30, 2017, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.
Appraisal services. Appraisal services revenue was approximately 2% of total revenue for both the three and six months ended June 30, 2018. The appraisal services gross margin for the three and six months ended June 30, 2018, respectively, increased 2.8% and decreased 2.0% compared to the same period in 2017. During the three months ended June 30, 2018, appraisal gross margin increased due to lower headcount of appraisal staff. During the six months ended June 30, 2018, appraisal gross margin decreased primarily due to the completion of certain higher-margin projects in 2017, and a lower volume of revenues in the current period to cover relatively fixed costs. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three and six months ended June 30, 2018, respectively, our overall gross margin increased 0.6% and decreased 0.1% compared to the prior year period. Our overall gross margin increase for the three-months period was mainly due to a product mix that included more higher-margin recurring revenues from subscriptions and maintenance and improved margin on revenues from software licenses and appraisal services. Our overall gross margin decrease for the six-months period is mainly attributed to additions to our implementation staff and lower margin revenues from appraisal services, offset by improved margin on revenues from software licenses.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
Selling, general and administrative expenses	$52,262	$43,000	$9,262	22%	$99,866	$85,780	$14,086	16%
SG&A as a percentage of revenues was 22% for both the three and six months ended June 30, 2018, compared to 21% for both the three and six months ended June 30, 2017. SG&A expense increased 22% and 16% for the three and six months ended June 30, 2018, respectively. This increase is mainly due to higher share-based compensation expense, increased staff levels, and an increase in commission expense as a result of higher sales. Excluding employees added with acquisitions, we have added 31 SG&A employees, mainly to our sales and finance teams, since June 30, 2017. For the three and six months ended June 30, 2018, respectively, stock compensation expense rose $3.3 million and $4.5 million compared to the same period in 2017, mainly due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
Research and development expense	$15,831	$11,874	$3,957	33%	$28,879	$23,473	$5,406	23%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.

Research and development expense in the three and six months ended June 30, 2018, respectively, increased 33% and 23% compared to prior period mainly due to a number of new Tyler product development initiatives across our product suites. As a result of these initiatives, our research and development staff has grown by 72 since June 30, 2017.
Amortization of Customer and Trade Name Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization of customer and trade name intangibles increased substantially from the comparable prior year periods due to the acquisition of Socrata in April 2018. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense.

The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
Amortization of customer and trade name intangibles	$4,041	$3,331	$710	21%	$7,356	$6,656	$700	11%

Other Income (Expense), Net
The following table sets forth a comparison of our other income (expense), net, for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
Other income (expense), net	$558	$(101)	$659	NM	$1,157	$(291)	$1,448	NM
Other income (expense), net is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement, as well as interest income from invested cash. The change in other income (expense), net, in the three and six months ended June 30, 2018, respectively, compared to the prior period is due to increased interest income from significantly higher levels of cash investments resulting from cash generated in the last year. We had no debt in the current period, as we repaid all borrowings under the revolving line of credit in January 2017.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2018	2017	$	%	2018	2017	$	%
		As Adjusted				As Adjusted
Income tax provision	$(1,461)	$5,427	$(6,888)	(127)%	$151	$9,299	$(9,148)	(98)%

Effective income tax rate	(3.9)%	14.6%			0.2%	12.6%

The decrease in effective tax rate for the three months ended June 30, 2018, as compared to the same period in 2017 was due primarily to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the Tax Act, the increase in the excess tax benefit related to share-based compensation and research tax credit benefit, offset by the elimination of the domestic production activities deduction and the increased limitations on the deduction for executive compensation. The effective income tax rates for the three and six months ended June 30, 2018 and 2017, respectively, were different from the statutory United States federal income tax rate of 21% and 35%, respectively, principally due to excess tax benefits related to stock option exercises. The excess tax benefits related to stock option exercises realized was $11.5 million and $20.7 million for the three and six months ended June 30, 2018, respectively, compared to $8.5 million and $18.6 million for the three and six months ended June 30, 2017, respectively. Excluding the excess tax benefits, the effective rate was 26.7% and 27.0% for the three and six months ended June 30, 2018, respectively, compared to 37.3% and 37.7% (as adjusted) for the three and six months ended June 30, 2017, respectively. Other differences from the federal statutory income tax rate include state income taxes, non-deductible business expenses, the tax benefit of research tax credits, and in 2017, the tax benefit of the domestic production activities deduction.
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2018, we had cash and cash equivalents of $93.2 million compared to $185.9 million at December 31, 2017. We also had $99.2 million invested in investment grade corporate and municipal bonds as of June 30, 2018. These investments mature through mid-2021, and we intend to hold these investments until maturity. As of June 30, 2018, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the six months ended June 30:

($ in thousands)	2018	2017

Cash flows provided (used) by:
Operating activities	$67,230	$49,575
Investing activities	(207,986)	(40,409)
Financing activities	48,077	9,755
Net (decrease) increase in cash and cash equivalents	$(92,679)	$18,921
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

For the six months ended June 30, 2018, operating activities provided cash of $67.2 million. Operating activities that provided cash were primarily comprised of net income of $77.0 million, non-cash depreciation and amortization charges of $29.6 million and non-cash share-based compensation expense of $23.5 million. Working capital, excluding cash, increased approximately $62.9 million mainly due to higher accounts receivable because increase in unbilled receivables attributed to revenues recognized prior billings and our maintenance billing cycle peaks in June, the timing of payments related to bonuses, timing of tax payments and the deferred taxes associated with stock option activity during the period. These increases were offset by increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 114 days at June 30, 2018, compared to 102 days (as adjusted) at December 31, 2017 and 108 days (as adjusted) at June 30, 2017. The increase in our DSO is mainly due to an increase in unbilled receivables attributed to the increase in software license revenue for which we have recognized revenue at the point in time when the software is made available to the customer but the billing has not yet been submitted to the customer, as well as an increase in software services contracts accounted for using progress-to-completion method of revenue recognition in which the services are performed in one accounting period but the billing normally occurs subsequently in another accounting period. Furthermore, our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $208.0 million in the six months ending June 30, 2018. On April 30, 2018, we acquired all of the capital stock of Socrata, a company that provides open data and data-as-a-service solutions for state local and government agencies including cloud-based data integration, visualization, analysis, and reporting solutions.  The purchase price, net of cash acquired of $1.7 million, was $147.6 million paid in cash, of which approximately $1.1 million was accrued at June 30, 2018. We also acquired all of the equity interests of Sage, a cybersecurity company offering a suite of services that supports an entire cybersecurity lifecycle, including program development, education and training, technical testing, advisory services, and digital forensics. The total purchase price was $11.6 million paid in cash. Approximately $15.0 million was invested in property and equipment including $1.6 million for real estate construction costs. The remaining additions were for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
Investing activities used cash of $40.4 million in the six months ending June 30, 2017. Approximately $30.1 million was invested in property and equipment. We purchased an office building in Latham, New York, for approximately $2.9 million and paid $9.5 million for construction to expand a building in Yarmouth, Maine. On May 30, 2017, we acquired all of the capital stock of Modria.com, Inc., a company that specializes in online dispute resolution for government and commercial entities. The purchase price was $5.9 million in cash.
Financing activities provided cash of $48.1 million in the six months ended June 30, 2018 and were comprised of proceeds from stock option exercises and employee stock purchase plan activity. We did not repurchase any shares of our common stock during the six months ended June 30, 2018.

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
We had authorization from our board of directors to repurchase up to 2.0 million additional shares of Tyler common stock as of June 30, 2018. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2016. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $7.1 million in the six months ended June 30, 2018, compared to tax payments of $27.5 million in the six months ended June 30, 2017.

Excluding acquisitions, we anticipate that 2018 capital spending will be between $23 million and $26 million, including approximately $2 million related to real estate. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We currently do not expect to capitalize significant amounts related to software development in 2018, but the actual amount and timing of those costs, and whether they are capitalized or expensed may result in additional capitalized software development. Capital spending is expected to be funded from existing cash balances, cash flows from operations and borrowings under our revolving line of credit.
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
As of June 30, 2018, we had no outstanding borrowings under the Credit Facility. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
As of June 30, 2018, our interest rate was 5.25% under the Wells Fargo Bank prime rate and 3.34% under a 30-day LIBOR contract. The Credit Facility is secured by substantially all of our assets.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2018, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Exhibit 10.4
Agreement and plan of merger by and among Tyler Technologies, Inc. and Dedomena Acquisition, Inc., Socrata, Inc (filed as Exhibit 10.4 to our Form 10-Q dated May 10, 2018 and incorporated by reference herein).

Exhibit 10.5	Employee Stock Purchase Plan (filed as Exhibit 10.1 to our registration statement 333-225011 dated May 17, 2018 and incorporated by reference herein).

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Definition Linkbase Document

Exhibit 101	Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: August 1, 2018