Form 10-Q
period 2019-03-31
TYLER TECHNOLOGIES INC
filed 2019-05-08
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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

Title of each class	Trading symbol	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	TYL	NEW YORK STOCK EXCHANGE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on May 6, 2019 was 38,341,555.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Software licenses and royalties	$21,793	$22,776
Subscriptions	67,275	49,028
Software services	48,443	45,939
Maintenance	100,152	93,897
Appraisal services	5,214	5,394
Hardware and other	4,189	4,140
Total revenues	247,066	221,174

Cost of revenues:
Software licenses and royalties	818	778
Acquired software	6,682	5,382
Software services, maintenance and subscriptions	117,160	106,085
Appraisal services	3,452	3,781
Hardware and other	2,906	2,343
Total cost of revenues	131,018	118,369

Gross profit	116,048	102,805

Selling, general and administrative expenses	57,766	47,604
Research and development expense	18,941	13,048
Amortization of other intangibles	4,850	3,315

Operating income	34,491	38,838

Other income, net	586	599
Income before income taxes	35,077	39,437
Income tax provision	7,729	1,612
Net income	$27,348	$37,825

Earnings per common share:
Basic	$0.71	$1.00
Diluted	$0.69	$0.95
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$39,437	$134,279
Accounts receivable (less allowance for doubtful accounts of $4,692 in 2019 and $4,647 in 2018)	298,980	298,912
Short-term investments	36,958	44,306
Prepaid expenses	23,839	33,258
Income tax receivable	—	4,697
Other current assets	3,060	3,406
Total current assets	402,274	518,858

Accounts receivable, long-term	22,821	16,020
Operating lease right-of-use assets	20,067	—
Property and equipment, net	164,617	155,177
Other assets:
Goodwill	834,572	753,718
Other intangibles, net	389,633	276,852
Non-current investments and other assets	75,318	70,338
Total assets	$1,909,302	$1,790,963

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,011	$6,910
Accrued liabilities	63,824	66,480
Operating lease liabilities	5,777	—
Current income tax payable	7,868	—
Deferred revenue	319,900	350,512
Total current liabilities	403,380	423,902

Revolving line of credit	85,000	—
Deferred revenue, long-term	442	424
Deferred income taxes	42,779	41,791
Operating lease liabilities, long-term	18,956	—

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2019 and December 31, 2018	481	481
Additional paid-in capital	731,073	731,435
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	798,157	771,925
Treasury stock, at cost; 9,825,158 and 9,872,505 shares in 2019 and 2018, respectively	(170,920)	(178,949)
Total shareholders' equity	1,358,745	1,324,846
Total liabilities and shareholders' equity	$1,909,302	$1,790,963
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$27,348	$37,825
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,308	14,112
Share-based compensation expense	14,416	10,557
Deferred income tax benefit	(4,785)	(2,658)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	9,622	30,227
Income taxes	12,425	4,053
Prepaid expenses and other current assets	(3,064)	1,333
Accounts payable	(1,501)	(1,752)
Accrued liabilities	(4,665)	(17,952)
Deferred revenue	(43,147)	(31,114)
Net cash provided by operating activities	23,957	44,631

Cash flows from investing activities:
Additions to property and equipment	(12,320)	(8,895)
Purchase of marketable security investments	(3,590)	(43,962)
Proceeds from marketable security investments	20,276	11,077
Investment in software	(690)	—
Cost of acquisitions, net of cash acquired	(199,130)	—
Decrease in other	564	743
Net cash used by investing activities	(194,890)	(41,037)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	85,000	—
Purchase of treasury shares	(17,786)	—
Proceeds from exercise of stock options	6,528	19,298
Contributions from employee stock purchase plan	2,349	1,798
Net cash provided by financing activities	76,091	21,096

Net (decrease) increase in cash and cash equivalents	(94,842)	24,690
Cash and cash equivalents at beginning of period	134,279	185,926
Cash and cash equivalents at end of period	$39,437	$210,616
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	48,148	$481	$731,435	$(46)	$771,925	(9,872)	$(178,949)	$1,324,846
Retained Earnings Adjustment-Adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Net income	—	—	—	—	27,348	—	—	27,348
Exercise of stock options and vesting of restricted stock units	—	—	(14,405)	—	—	111	20,933	6,528
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(7)	(1,337)	(1,337)
Stock compensation	—	—	14,416	—	—	—	—	14,416
Issuance of shares pursuant to employee stock purchase plan	—	—	(373)	—	—	15	2,722	2,349
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at March 31, 2019	48,148	$481	$731,073	$(46)	$798,157	(9,825)	$(170,920)	$1,358,745

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	48,148	$481	$626,867	$(46)	$624,463	(10,262)	$(60,029)	$1,191,736
Net income	—	—	—	—	37,825	—	—	37,825
Exercise of stock options and vesting of restricted stock units	—	—	13,858	—	—	350	5,440	19,298
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	—	—	—
Stock compensation	—	—	10,557	—	—	—	—	10,557
Issuance of shares pursuant to employee stock purchase plan	—	—	1,627	—	—	12	171	1,798
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at March 31, 2018	48,148	$481	$652,909	$(46)	$662,288	(9,900)	$(54,418)	$1,261,214
See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2019, and December 31, 2018, and operating result amounts are for the three months ended March 31, 2019, and 2018, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2018. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policies for leases recognition that were adjusted as a result of adopting ASU No. 2016-02, Leases ("Topic 842"), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 20, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price ("SSP") of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the carrying amount and estimated useful lives of intangible assets; the carrying amount of operating lease right-of-use assets and operating lease liabilities; determining share-based compensation expense; the valuation allowance for receivables; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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
Most of our software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include software services, such as training or installation, are evaluated to determine whether the customer can benefit from the services either on their own or together with other resources readily available to the customer and whether the services are separately identifiable from other promises in the contract. The transaction price is allocated to the distinct performance obligations on a relative SSP basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. Revenue is recognized net of allowances for sales adjustments and any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
Refer to Note 13 - Disaggregation of Revenue for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.
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

At March 31, 2019 and December 31, 2018, total current and long-term accounts receivable, net of allowance for doubtful accounts, was $321.8 million and $314.9 million, respectively. We have recorded unbilled receivables of $113.1 million and $104.2 million at March 31, 2019, and December 31, 2018, respectively. Included in unbilled receivables are retention receivables of $13.4 million and $12.2 million at March 31, 2019, and December 31, 2018, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
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
The following table summarizes the changes in the allowance for doubtful accounts(in thousands):

Three Months Ended March 31, 2019
Balance, beginning of period December 31, 2018	$4,647
Provisions for losses - accounts receivable	1,148
Collection of accounts previously written off	(545)
Deductions for accounts charged off or credits issued	(558)
Balance, end of period	$4,692

LEASES
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. We currently do not have any finance lease arrangements.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted as a single lease component.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Leases. We adopted Topic 842 using the transition method that allows us to initially apply the guidance at the adoption date of January 1, 2019, and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We used the package of practical expedients that allows us to not reassess: (1) lease classification for any expired or existing leases and (2) initial direct costs for any expired or existing leases. We did not elect to use the hindsight application for evaluating the life of the lease arrangement. The impacts of adoption are reflected in the financial information herein. For additional details, see Note 10 to our condensed consolidated financial statements.
The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019, included the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. We had no finance leases prior to the adoption of Topic 842 and currently do not have any.

Amounts recognized at January 1, 2019, for operating leases were as follows (in thousands):

January 1, 2019
ROU Operating assets	$15,633
Short-term lease liability	(4,344)
Long-term lease liability	(12,405)
Retained earnings	$(1,116)

No impact was recorded to the statement of income for the adoption of Topic 842.
(3)    Acquisitions
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf (COTS) solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The total purchase price, net of cash acquired of $2.0 million, was approximately $204.2 million consisting of $197.5 million paid in cash, accrued contingent consideration of $7.0 million contingent upon the achievement of certain financial performance objectives, and $1.7 million accrued for certain holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of MicroPact’s assets and liabilities. The following table summarizes the allocation of the preliminary purchase price as of the acquisition date:

(In thousands)
Cash	$1,983
Accounts receivable	11,852
Other current assets	8,979
Other noncurrent assets	10,417
Identifiable intangible assets	118,843
Goodwill	82,029
Accounts payable	(602)
Accrued expenses	(2,432)
Other noncurrent liabilities	(8,879)
Deferred revenue	(9,898)
Deferred tax liabilities, net	(6,144)
Total consideration	$206,148

In connection with this transaction, we acquired total tangible assets of $33.2 million and assumed liabilities of approximately $21.8 million. We recorded goodwill of $82.0 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $118.8 million. The $118.8 million of intangible assets are attributable to customer relationships, acquired software, trade name and favorable fair value of an operating lease and will be amortized over a weighted average period of approximately 10 years. We recorded deferred tax liabilities of $6.1 million related to estimated fair value allocations. The acquisition of MicroPact augments Tyler's product solutions, positions us in new practice areas such as health and human services, and presents opportunities to expand our business across new and complementary markets. Tyler intends to expand its total addressable market through MicroPact's strong presence in the federal market. Therefore, the goodwill of $82.0 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base.

The following unaudited pro forma consolidated operating results information has been prepared as if the MicroPact acquisition had occurred at January 1, 2018, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Three Months Ended March 31,
	2019	2018

Revenues	$258,864	$238,533
Net income	26,378	36,282
Basic earnings per share	0.69	0.95
Diluted earnings per share	$0.67	$0.91

Pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.
On February 1, 2019, we acquired all the assets of Civic, LLC ("MyCivic"), a company that provides software solutions to connect communities. The purchase price was $3.7 million of which $3.6 million was paid in cash and approximately $90,000 was accrued for a working capital holdback.
As of March 31, 2019, the purchase price allocations for MicroPact and MyCivic are not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangible assets, deferred revenue, accrued contingent consideration, accrued holdbacks and related deferred taxes are subject to change as valuations are finalized. The operating results of MicroPact and MyCivic are included in the operating results of the Enterprise Software segment since their respective dates of acquisition. Revenues from MicroPact included in Tyler's results of operations were approximately $5.5 million and the net loss was $0.4 million for the three months ended March 31, 2019. Revenues and operating results from MyCivic included in 2019 results were not significant. As of March 31, 2019, we incurred fees of approximately $695,000 for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. These fees were expensed in 2019 and are included in selling, general and administrative expenses.
Our balance sheet as of March 31, 2019, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(4)     Shareholders’ Equity

The following table details activity in our common stock (in thousands):

	Three Months Ended March 31,
	2019		2018
	Shares	Amount	Shares	Amount
Purchases of treasury shares	(72)	$(14,289)	—	$—
Stock option exercises	94	6,564	350	19,298
Employee stock plan purchases	15	2,349	12	1,798
Restricted stock units vested, net of withheld shares upon award settlement	10	$(1,373)	—	$—

As of March 31, 2019, we had authorization from our board of directors to repurchase up to 2.6 million additional shares of our common stock.

(5)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $23.6 million and $21.9 million as of March 31, 2019, and December 31, 2018, respectively. Amortization expense was $3.8 million for the three months ended March 31, 2019, and $3.5 million for the three months ended March 31, 2018. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6)    Other Assets

Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds.
As of March 31, 2019, we have $81.0 million in investment grade corporate and municipal bonds with maturity dates ranging through 2022. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.
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

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of March 31, 2019, the interest rates were 5.75% under the Wells Fargo Bank's prime rate. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2019, we were in compliance with those covenants.

As of March 31, 2019, we had outstanding borrowings of $85.0 million at interest rates of approximately 3.80%, under a 30-day LIBOR contract. As of March 31, 2019, available borrowing capacity under the Credit Facility was $215.0 million.

(8)    Income Tax Provision
We had an effective income tax rate of 22.0% for the three months ended March 31, 2019, compared to 4.1% for the three months ended March 31, 2018. The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock option exercises, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefit related to stock option exercises realized was $1.7 million for the three months ended March 31, 2019, compared to $9.1 million for the three months ended March 31, 2018. Excluding the excess tax benefits, the effective rate was 26.8% for the three months ended March 31, 2019, compared to 27.2% for the three months ended March 31, 2018.
The increase in the effective tax rate for the three months ended March 31, 2019, as compared to the same period in 2018 was principally due to the decrease in excess tax benefit related to stock option exercises.
We made tax payments of $88,000 and $218,000 in the three months ended March 31, 2019, and 2018, respectively.

(9)    Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$27,348	$37,825
Denominator:
Weighted-average basic common shares outstanding	38,308	38,002
Assumed conversion of dilutive securities:
Stock awards	1,277	1,834
Denominator for diluted earnings per share - Adjusted weighted-average shares	39,585	39,836
Earnings per common share:
Basic	$0.71	$1.00
Diluted	$0.69	$0.95

For the three months ended March 31, 2019 and March 31, 2018, stock awards representing the right to purchase common stock of approximately 1,253,000 shares and 1,111,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

(10)    Leases

We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one year to seven years. Some of these leases include options to extend for up to 10 years.We had no finance leases and no related party lease agreements as of March 31, 2019. Operating lease cost was approximately $2.1 million for the three months ended March 31, 2019 and $1.6 million for the three months ended March 31, 2018.

The components of operating lease expense were as follows (in thousands):

Lease Costs	Financial Statement Classification	Three Months Ended March 31,
		2019

Operating lease cost	Selling, general and administrative expenses	$1,370
Short-term lease cost	Selling, general and administrative expenses	570
Variable lease cost	Selling, general and administrative expenses	163
Net lease cost		$2,103

As of March 31, 2019, ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

March 31, 2019
2019

Assets:
Operating lease right-of-use assets	$20,067
Liabilities:
Operating leases, short-term	5,777
Operating leases, long-term	18,956
Total lease liabilities	$24,733

Supplemental information related to leases was as follows (in thousands):

Other Information	Three Months Ended March 31,
2019

Cash Flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,530

Lease Term and Discount Rate:
Weighted average remaining lease term (years)	5
Weighted average discount rate	4.00%

As of March 31, 2019, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Amount

2019 (Remaining 2019)	$5,316
2020	6,579
2021	5,293
2022	3,375
2023	2,716
Thereafter	3,989
Total lease payments	27,268
Less: Interest	(2,535)
Present value of operating lease liabilities	$24,733

As of December 31, 2018, the future minimum lease commitments related to lease agreements under Topic 840, the predecessor of Topic 842, were as follows (in thousands):

Year ending December 31,	Amount
2019	$5,994
2020	5,146
2021	3,976
2022	1,925
2023	1,164
Thereafter	2,132
Total	$20,337

We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2019 and 2025, some of which have options to extend the lease for up to five years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Rental income for the three months ended March 31, 2019 totaled $284,000 and for the three months ended March 31, 2018 totaled $357,000. Rental income is included in Other revenue on the condensed consolidated statement of income. Future minimum operating rental income based on contractual agreements are as follows (in thousands):

Year ending December 31,	Amount

2019 (Remaining 2019)	$998
2020	1,341
2021	1,372
2022	1,402
2023	1,432
Thereafter	2,395
Total	$8,940

As of March 31, 2019, we had no additional significant operating or finance leases that had not yet commenced.

(11)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of software services, maintenance and subscriptions	$3,798	$2,776
Selling, general and administrative expenses	10,618	7,781
Total share-based compensation expense	$14,416	$10,557

(12)    Segment and Related Information
We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through five business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions;

•	data and insights solutions; and

•	appraisal and tax software solutions and property appraisal services.
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

For the three months ended March 31, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$19,011	$2,782	$—	$21,793
Subscriptions	64,642	2,633	—	67,275
Software services	41,967	6,476	—	48,443
Maintenance	94,012	6,140	—	100,152
Appraisal services	—	5,214	—	5,214
Hardware and other	4,190	2	(3)	4,189
Intercompany	3,553	—	(3,553)	—
Total revenues	$227,375	$23,247	$(3,556)	$247,066
Segment operating income	$57,034	$5,535	$(16,546)	$46,023

For the three months ended March 31, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$20,689	$2,087	$—	$22,776
Subscriptions	46,683	2,345	—	49,028
Software services	40,286	5,653	—	45,939
Maintenance	87,813	6,084	—	93,897
Appraisal services	—	5,394	—	5,394
Hardware and other	3,800	—	340	4,140
Intercompany	3,237	—	(3,237)	—
Total revenues	$202,508	$21,563	$(2,897)	$221,174
Segment operating income	$56,615	$4,647	$(13,727)	$47,535

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2019	2018
Total segment operating income	$46,023	$47,535
Amortization of acquired software	(6,682)	(5,382)
Amortization of other intangibles	(4,850)	(3,315)
Other income (expense), net	586	599
Income before income taxes	$35,077	$39,437

(13)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows (in thousands):

For the three months ended March 31, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$16,910	$4,883	$21,793
Subscriptions	—	67,275	67,275
Software services	—	48,443	48,443
Maintenance	—	100,152	100,152
Appraisal services	—	5,214	5,214
Hardware and other	4,189	—	4,189
Total	$21,099	$225,967	$247,066

For the three months ended March 31, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$19,063	$3,713	$22,776
Subscriptions	—	49,028	49,028
Software services	—	45,939	45,939
Maintenance	—	93,897	93,897
Appraisal services	—	5,394	5,394
Hardware and other	4,140	—	4,140
Total	$23,203	$197,971	$221,174

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
Recurring revenues and non-recurring revenues recognized during the period are as follows (in thousands):

For the three months ended March 31, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$158,654	$8,773	$—	$167,427
Non-recurring revenues	65,168	14,474	(3)	79,639
Intercompany	3,553	—	(3,553)	—
Total revenues	$227,375	$23,247	$(3,556)	$247,066

For the three months ended March 31, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$134,496	$8,429	$—	$142,925
Non-recurring revenues	64,775	13,134	340	78,249
Intercompany	3,237	—	(3,237)	—
Total revenues	$202,508	$21,563	$(2,897)	$221,174

(14)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows (in thousands):

	March 31, 2019	December 31, 2018
Enterprise Software	$298,184	$327,521
Appraisal and Tax	21,589	20,018
Corporate	569	3,397
Totals	$320,342	$350,936

Changes in total deferred revenue, including long-term, were as follows (in thousands):

March 31, 2019
Balance, beginning of period December 31, 2018	$350,936
Deferral of revenue	167,975
Recognition of deferred revenue	(198,569)
Balance, end of period	$320,342

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("Backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of March 31, 2019, was $1.3 billion, of which we expect to recognize approximately 50% as revenue over the next 12 months and the remainder thereafter.

(15)    Commitments and Contingencies

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
Our products generally automate seven major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety (4) property appraisal and tax, (5) planning, regulatory and maintenance (6) land and vital records management and (7) data and insights. We report our results in two segments. The Enterprise Software (“ES”) segment provides federal, municipal and county governments and schools with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; land and vital records management; and data analytics. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
Our total employee count increased to 5,053 at March 31, 2019, from 4,121 at March 31, 2018.

For the three months ended March 31, 2019, total revenues increased 12%, compared to the prior year period.
Subscriptions revenue grew 37% for the three months ended March 31, 2019, due to a gradual shift toward cloud-based, software as a service business, as well as continued strong growth in our e-filing revenues from courts. Excluding the impact of recent acquisitions, subscriptions revenue increased 22% for the three months ended March 31, 2019.

Our backlog at March 31, 2019 was $1.3 billion, a 5% increase from last year.

Adoption of New Lease Accounting Standard

On January 1, 2019, we adopted ASU No. 2016-02, Leases ("Topic 842") using the transition method that allows us to initially apply the guidance at the adoption date of January 1, 2019, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We used the package of practical expedients that allows us to not reassess: (1) lease classification for any expired or existing leases and (2) initial direct costs for any expired or existing leases. The impacts of adoption are reflected in the financial information herein. For additional information, see Note 10 to our condensed consolidated financial statements in this report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2018. Except for the accounting policies for operating leases updated as a result of adopting ASU No. 2016-02, there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2018.
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	First Quarter
	2019	2018
Revenues:
Software licenses and royalties	8.8%	10.3%
Subscriptions	27.2	22.2
Software services	19.6	20.8
Maintenance	40.6	42.4
Appraisal services	2.1	2.4
Hardware and other	1.7	1.9
Total revenues	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.0	2.8
Software services, maintenance and subscriptions	47.4	48.0
Appraisal services	1.4	1.7
Hardware and other	1.2	1.1
Selling, general and administrative expenses	23.4	21.5
Research and development expense	7.7	5.9
Amortization of customer and trade name intangibles	2.0	1.5
Operating income	13.9	17.5
Other income, net	0.2	0.3
Income before income taxes	14.1	17.8
Income tax provision	3.1	0.7
Net income	11.0%	17.1%

Revenues

On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf (COTS) solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The following table details revenue for MicroPact for the quarter ended March 31, 2019, which is included in our condensed consolidated statements of income from the date of acquisition:

(In Thousands)	First Quarter
Revenues:
Software licenses and royalties	$714
Subscriptions	630
Software services	1,707
Maintenance	2,392
Appraisal services	—
Hardware and other	13
Total revenues	$5,456

We also acquired all the assets of Civic, LLC ("MyCivic"), a company that provides software solutions to connect communities. The impact of this acquisition on our operating results is not considered material and is not included in the table above. The results of these acquisitions are included with the operating results of the ES segment from their dates of acquisition.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
ES	$19,011	$20,689	$(1,678)	(8)%
A&T	2,782	2,087	695	33
Total software licenses and royalties revenue	$21,793	$22,776	$(983)	(4)%

Excluding the results of acquisitions, software licenses and royalties revenue decreased 7.4% for the three months ended March 31, 2019, compared to the prior year period. The decline was primarily due to a shift in the mix of new software contracts toward more subscription agreements compared to the prior year. Our total new contract value mix for the three months ended March 31, 2019, was approximately 46% perpetual software license arrangements and approximately 54% subscription-based arrangements compared to total new contract value mix for the three months ended March 31, 2018, of approximately 60% perpetual software license arrangements and approximately 40% subscription-based arrangements.

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

Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
ES	$64,642	$46,683	$17,959	38%
A&T	2,633	2,345	288	12
Total subscriptions revenue	$67,275	$49,028	$18,247	37%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Excluding the results of acquisitions, subscriptions revenue grew 22% for the three months ending March 31, 2019, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending March 31, 2019, we added 128 new SaaS clients and 13 existing on-premises clients converted to our SaaS model. Since March 31, 2018, we have added 416 new SaaS clients while 84 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $2.2 million to the subscriptions revenue increase for the three months ended March 31, 2019, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
ES	$41,967	$40,286	$1,681	4%
A&T	6,476	5,653	823	15
Total software services revenue	$48,443	$45,939	$2,504	5%

Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue decreased 2% for the three months ended March 31, 2019 compared to the prior year period. The decline in software services is attributed to an increase in our client mix toward SaaS and subscription-based arrangements that require fewer implementation services.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
ES	$94,012	$87,813	$6,199	7%
A&T	6,140	6,084	56	1
Total maintenance revenue	$100,152	$93,897	$6,255	7%
We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew 4% for the three months ended March 31, 2019, compared to the prior year period.

Maintenance revenue increased mainly due to annual maintenance rate increases and growth in our installed customer base from new software license sales partially offset by clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
ES	$—	$—	$—	—%
A&T	5,214	5,394	(180)	(3)
Total appraisal services revenue	$5,214	$5,394	$(180)	(3)%

Appraisal services revenue for the three months ended March 31, 2019, decreased by 3% compared to the prior year primarily due to the successful completion of several revaluation projects in mid - 2018. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
 Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
Software licenses and royalties	$818	$778	$40	5%
Acquired software	6,682	5,382	1,300	24
Software services, maintenance and subscriptions	117,160	106,085	11,075	10
Appraisal services	3,452	3,781	(329)	(9)
Hardware and other	2,906	2,343	563	24
Total cost of revenues	$131,018	$118,369	$12,649	11%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	First Quarter
	2019	2018	Change
Software licenses, royalties and acquired software	65.6%	73.0%	(7.4)%
Software services, maintenance and subscriptions	45.7	43.8	1.9
Appraisal services	33.8	29.9	3.9
Hardware and other	30.6	43.4	(12.8)
Overall gross margin	47.0%	46.5%	0.5%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2019, our software licenses, royalties and acquired software gross margin decreased 7.4% compared to the prior year period due to the decline in software licenses revenues coupled with higher amortization expense for acquired software resulting from acquisitions.

Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three months ended March 31, 2019, increased 1.9% from the comparable prior year period. Excluding employees added through acquisitions, our implementation and support staff has grown by 104 employees since March 31, 2018, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 2% of total revenue for the three months ended March 31, 2019. The appraisal services gross margin for the three months ended March 31, 2019, increased 3.9% compared to the same period in 2018. During the three months ended March 31, 2019, appraisal gross margin increased due to lower headcount of appraisal staff. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three months ended March 31, 2019, our overall gross margin increased 0.5% compared to the prior year period. Our overall gross margin increase for the three month period is attributed to a higher revenue mix for subscription revenues compared to the prior year period resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. The increase in overall margins are offset by lower margins from software licenses, in part due to higher amortization expense for acquired software resulting from acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
Selling, general and administrative expenses	$57,766	$47,604	$10,162	21%
SG&A as a percentage of revenues was 23% for the three months ended March 31, 2019, compared to 22% for the three months ended March 31, 2018. SG&A expense increased 21% for the three months ended March 31, 2019. This increase is mainly due to higher share-based compensation expense, increased staffing levels, and an increase in commission expense as a result of higher sales. Excluding employees added with acquisitions, we have added 52 SG&A employees, mainly to our sales and finance teams, since March 31, 2018. For the three months ended March 31, 2019, stock compensation expense rose $2.8 million compared to the same period in 2018, mainly due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
Research and development expense	$18,941	$13,048	$5,893	45%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.

Research and development expense in the three months ended March 31, 2019, increased 45% compared to prior period mainly due to a number of new Tyler product development initiatives across our product suites, as well as investments related to newly acquired businesses. To support these initiatives, our research and development staff has grown by 211 since March 31, 2018.
Amortization of Other Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is primarily allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. Increase in amortization of other intangibles is attributed to the acquisition of Socrata, Inc., which closed during the second quarter of 2018.
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
Amortization of other intangibles	$4,850	$3,315	$1,535	46%

Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
Other income, net	$586	$599	$(13)	(2)%
Other income, net, is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement net of interest income from invested cash. The change in other income, net, in the three months ended March 31, 2019, compared to the prior period is due to increased interest expense from new debt outstanding coupled with lower levels of invested cash.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	First Quarter		Change
($ in thousands)	2019	2018	$	%
Income tax provision	$7,729	$1,612	$6,117	379%

Effective income tax rate	22.0%	4.1%

The increase in effective tax rate for the three months ended March 31, 2019, as compared to the same period in 2018, was principally due to the decrease in excess tax benefit related to stock option exercises. The effective income tax rates for the three months ended March 31, 2019 and 2018, respectively, were different from the statutory United States federal income tax rates of 21% due to excess tax benefits related to stock option exercises, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefit related to stock option exercises realized was $1.7 million for the three months ended March 31, 2019, compared to $9.1 million for the three months ended March 31, 2018. Excluding the excess tax benefits, the effective rate was 26.8% for the three months ended March 31, 2019, compared to 27.2% for the three months ended March 31, 2018.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2019, we had cash and cash equivalents of $39.4 million compared to $134.3 million at December 31, 2018. We also had $81.0 million invested in investment grade corporate and municipal bonds as of March 31, 2019. These investments mature through 2022, and we intend to hold these investments until maturity. As of March 31, 2019, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

(in thousands)	2019	2018

Cash flows provided (used) by:
Operating activities	$23,957	$44,631
Investing activities	(194,890)	(41,037)
Financing activities	76,091	21,096
Net (decrease) increase in cash and cash equivalents	$(94,842)	$24,690
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

For the three months ended March 31, 2019, operating activities provided cash of $24.0 million. Operating activities that provided cash were primarily comprised of net income of $27.3 million, non-cash depreciation and amortization charges of $17.3 million and non-cash share-based compensation expense of $14.4 million. Working capital, excluding cash, increased approximately $35.1 million due the decline in deferred revenue balances, the timing of payments related to bonuses and prepaid commissions, and the deferred taxes associated with stock option activity during the period. These increases were offset by collections of annual maintenance renewal billings that are billed in the fourth quarter, as well as the timing of income tax payments.
Our days sales outstanding (“DSO”) was 104 days at March 31, 2019, compared to 111 days at December 31, 2018 and 88 days at March 31, 2018. The decrease in DSO compared to December 31, 2018, is primarily attributed to our maintenance billing cycle typically peaking at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The increase in DSO compared to March 31, 2018, is mainly due to an increase in unbilled receivables attributed to an increase in software services contracts accounted for using progress-to-completion method of revenue recognition in which the services are performed in one accounting period, but the billing normally occurs subsequently in another accounting period.
Investing activities used cash of $194.9 million in the three months ending March 31, 2019. On February 28, 2019, we acquired all of the capital stock of MicroPact. The total purchase price, net of cash acquired of $2.0 million, was approximately $204.2 million, including $197.5 million paid in cash, accrued contingent consideration of $7.0 million and $1.7 million accrued for certain holdbacks. On February 1, 2019, we acquired all the assets of MyCivic. The purchase price was $3.7 million of which $3.6 million was paid in cash and approximately $90,000 was accrued for a working capital holdback. Approximately $12.3 million was invested in property and equipment, including $8.7 million related to real estate. Approximately $690,000 of software development was capitalized in the quarter. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
Investing activities used cash of $41.0 million in the three months ending March 31, 2018. Approximately $8.9 million was invested in property and equipment including $891,000 for real estate construction costs. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.

Financing activities provided cash of $76.1 million in the three months ended March 31, 2019 and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit, proceeds from stock option exercises and employee stock purchase plan activity. During the three months ended March 31, 2019, we repurchased approximately 72,000 shares of our common stock for an aggregate purchase price of $14.3 million, with an average price per share of $199.03.
Financing activities provided cash of $21.1 million in the three months ended March 31, 2018, and were comprised of proceeds from stock option exercises and employee stock purchase plan activity. We did not repurchase any shares of our common stock during the three months ended March 31, 2018.

In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of March 31, 2019, we had authorization from our board of directors to repurchase up to 2.6 million additional shares of Tyler common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $88,000 and $218,000 in the three months ended March 31, 2019, and 2018, respectively.

We anticipate that 2019 capital spending will be between $48 million and $50 million, including approximately $22 million related to real estate and approximately $6 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.

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
As of March 31, 2019, we had outstanding borrowings of $85.0 million at interest rates of approximately 3.80% under a 30-day LIBOR contract. As of March 31, 2019, available borrowing capacity under the Credit Facility was $215.0 million.
Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
During the three months ended March 31, 2019, our effective average interest rate for borrowings was 3.78%. As of March 31, 2019, our interest rate was 5.75% under the Wells Fargo Bank prime rate. The Credit Facility is secured by substantially all of our assets.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2019, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit 10.1
Agreement and plan of merger by and among Tyler Technologies, Inc., TMP Subsidiary Inc., MP Holdings Parent, Inc. (filed as Exhibit 10.7 to our Form 10-K dated Feb 20, 2019 and incorporated by reference herein).

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
Date: May 8, 2019