Form 10-Q
period 2019-06-30
TYLER TECHNOLOGIES INC
filed 2019-08-02
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number 1-10485
TYLER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2303920
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5101 TENNYSON PARKWAY	PLANO	Texas	75024
(Address of principal executive offices)	(City)	(State)	(Zip code)
(972) 713-3700
(Registrant’s telephone number, including area code)

Title of each class	Trading symbol	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	TYL	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on August 1, 2019 was 38,582,788.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Software licenses and royalties	$20,675	$22,400	$42,468	$45,176
Subscriptions	73,475	53,009	140,750	102,037
Software services	57,401	50,674	105,844	96,613
Maintenance	106,689	96,076	206,841	189,973
Appraisal services	6,233	5,532	11,447	10,926
Hardware and other	10,651	8,369	14,840	12,509
Total revenues	275,124	236,060	522,190	457,234

Cost of revenues:
Software licenses and royalties	891	1,204	1,709	1,982
Acquired software	7,988	5,724	14,670	11,106
Software services, maintenance and subscriptions	125,759	109,487	242,919	215,572
Appraisal services	3,758	3,568	7,210	7,349
Hardware and other	8,868	6,801	11,774	9,144
Total cost of revenues	147,264	126,784	278,282	245,153

Gross profit	127,860	109,276	243,908	212,081

Selling, general and administrative expenses	65,827	52,262	123,593	99,866
Research and development expense	20,101	15,831	39,042	28,879
Amortization of other intangibles	5,266	4,041	10,116	7,356

Operating income	36,666	37,142	71,157	75,980

Other (expense) income, net	(247)	558	339	1,157
Income before income taxes	36,419	37,700	71,496	77,137
Income tax provision (benefit)	4,420	(1,461)	12,149	151
Net income	$31,999	$39,161	$59,347	$76,986

Earnings per common share:
Basic	$0.83	$1.02	$1.54	$2.00
Diluted	$0.80	$0.97	$1.49	$1.91
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$11,187	$134,279
Accounts receivable (less allowance for doubtful accounts of $3,846 in 2019 and $4,647 in 2018)	381,379	298,912
Short-term investments	31,184	44,306
Prepaid expenses	26,881	33,258
Income tax receivable	—	4,697
Other current assets	2,939	3,406
Total current assets	453,570	518,858

Accounts receivable, long-term	20,511	16,020
Operating lease right-of-use assets	20,349	—
Property and equipment, net	170,150	155,177
Other assets:
Goodwill	835,911	753,718
Other intangibles, net	377,478	276,852
Non-current investments and other assets	71,462	70,338
Total assets	$1,949,431	$1,790,963

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,062	$6,910
Accrued liabilities	70,894	66,480
Operating lease liabilities	6,039	—
Current income tax payable	249	—
Deferred revenue	368,488	350,512
Total current liabilities	453,732	423,902

Revolving line of credit	15,000	—
Deferred revenue, long-term	551	424
Deferred income taxes	39,749	41,791
Operating lease liabilities, long-term	18,769	—

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2019 and December 31, 2018	481	481
Additional paid-in capital	715,920	731,435
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	830,156	771,925
Treasury stock, at cost; 9,581,990 and 9,872,505 shares in 2019 and 2018, respectively	(124,881)	(178,949)
Total shareholders' equity	1,421,630	1,324,846
Total liabilities and shareholders' equity	$1,949,431	$1,790,963
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$59,347	$76,986
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,744	29,649
Share-based compensation expense	29,482	23,490
Deferred income tax benefit	(7,440)	(5,196)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(69,058)	(48,870)
Income taxes	4,806	(1,762)
Prepaid expenses and other current assets	(9,472)	(815)
Accounts payable	550	(4,599)
Accrued liabilities	16	(12,185)
Deferred revenue	3,479	10,532
Net cash provided by operating activities	48,454	67,230

Cash flows from investing activities:
Additions to property and equipment	(24,052)	(14,952)
Purchase of marketable security investments	(10,117)	(74,850)
Proceeds from marketable security investments	39,688	39,154
Investment in software	(2,232)	—
Cost of acquisitions, net of cash acquired	(199,220)	(157,152)
Decrease (increase) in other	432	(186)
Net cash used by investing activities	(195,501)	(207,986)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	15,000	—
Purchase of treasury shares	(17,786)	—
Proceeds from exercise of stock options	22,132	44,317
Contributions from employee stock purchase plan	4,609	3,760
Net cash provided by financing activities	23,955	48,077

Net decrease in cash and cash equivalents	(123,092)	(92,679)
Cash and cash equivalents at beginning of period	134,279	185,926
Cash and cash equivalents at end of period	$11,187	$93,247
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	48,148	$481	$731,073	$(46)	$798,157	(9,825)	$(170,920)	$1,358,745
Net income	—	—	—	—	31,999	—	—	31,999
Exercise of stock options and vesting of restricted stock units	—	—	(29,884)	—	—	239	45,488	15,604
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(9)	(2,044)	(2,044)
Stock compensation	—	—	15,066	—	—	—	—	15,066
Issuance of shares pursuant to employee stock purchase plan	—	—	(335)	—	—	13	2,595	2,260
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at June 30, 2019	48,148	$481	$715,920	$(46)	$830,156	(9,582)	$(124,881)	$1,421,630

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2018	48,148	$481	$652,909	$(46)	$662,288	(9,900)	$(54,418)	$1,261,214
Net income	—	—	—	—	39,161	—	—	39,161
Exercise of stock options and vesting of restricted stock units	—	—	19,163	—	—	372	5,856	25,019
Stock compensation	—	—	12,933	—	—	—	—	12,933
Issuance of shares pursuant to employee stock purchase plan	—	—	1,777	—	—	11	185	1,962
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at June 30, 2018	48,148	$481	$686,782	$(46)	$701,449	(9,517)	$(48,377)	$1,340,289
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	48,148	$481	$731,435	$(46)	$771,925	(9,872)	$(178,949)	$1,324,846
Retained earnings adjustment-adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Net income	—	—	—	—	59,347	—	—	59,347
Exercise of stock options and vesting of restricted stock units	—	—	(44,289)	—	—	350	66,421	22,132
Employee taxes paid for withheld shares for taxes upon equity award	—	—	—	—	—	(16)	(3,381)	(3,381)
Stock compensation	—	—	29,482	—	—	—	—	29,482
Issuance of shares pursuant to employee stock purchase plan	—	—	(708)	—	—	28	5,317	4,609
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at June 30, 2019	48,148	$481	$715,920	$(46)	$830,156	(9,582)	$(124,881)	$1,421,630

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	48,148	$481	$626,867	$(46)	$624,463	(10,262)	$(60,029)	$1,191,736
Net income	—	—	—	—	76,986	—	—	76,986
Exercise of stock options and vesting of restricted stock units	—	—	33,021	—	—	722	11,296	44,317
Stock compensation	—	—	23,490	—	—	—	—	23,490
Issuance of shares pursuant to employee stock purchase plan	—	—	3,404	—	—	23	356	3,760
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at June 30, 2018	48,148	$481	$686,782	$(46)	$701,449	(9,517)	$(48,377)	$1,340,289
See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2019, and December 31, 2018, and operating result amounts are for the three and six months ended June 30, 2019, and 2018, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2018. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and six months ended June 30, 2019, and 2018.
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
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the carrying amount and estimated useful lives of intangible assets; the carrying amount of operating lease right-of-use assets and operating lease liabilities; determining share-based compensation expense; the valuation allowance for receivables; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
REVENUE RECOGNITION
Nature of Products and Services:
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

At June 30, 2019, and December 31, 2018, total current and long-term accounts receivable, net of allowance for doubtful accounts, was $401.9 million and $314.9 million, respectively. We have recorded unbilled receivables of $118.3 million and $104.2 million at June 30, 2019, and December 31, 2018, respectively. Included in unbilled receivables are retention receivables of $12.9 million and $12.2 million at June 30, 2019, and December 31, 2018, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
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
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Six months ended June 30, 2019
Balance, beginning of period December 31, 2018	$4,647
Provisions for losses - accounts receivable	1,664
Collection of accounts previously written off	—
Deductions for accounts charged off or credits issued	(2,465)
Balance, end of period	$3,846

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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Leases. We adopted Topic 842 using the transition method that allows us to initially apply the guidance at the adoption date of January 1, 2019, and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We used the package of practical expedients that allows us to not reassess: (1) lease classification for any expired or existing leases and (2) initial direct costs for any expired or existing leases. We did not elect to use the hindsight application for evaluating the life of the lease arrangement. The impact of adoption is reflected in the financial information herein. For additional details, see Note 10 to our condensed consolidated financial statements.
The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019, included the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. We had no finance leases prior to the adoption of Topic 842 and currently do not have any.

Amounts recognized at January 1, 2019, for operating leases were as follow (in thousands):

Operating lease right-of-use assets	$15,633
Operating lease liabilities	(4,344)
Operating lease liabilities, long-term	(12,405)
Retained earnings	$(1,116)

No impact was recorded to the statement of income for the adoption of Topic 842.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.
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
We have performed a preliminary valuation analysis of the fair market value of MicroPact’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$1,983
Accounts receivable	11,852
Other current assets	8,979
Other noncurrent assets	10,417
Identifiable intangible assets	118,843
Goodwill	83,065
Accounts payable	(602)
Accrued expenses	(2,432)
Other noncurrent liabilities	(8,879)
Deferred revenue	(11,312)
Deferred tax liabilities, net	(5,766)
Total consideration	$206,148

In connection with this transaction, we acquired total tangible assets of $33.2 million and assumed liabilities of approximately $23.2 million. We recorded goodwill of $83.1 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $118.8 million. The $118.8 million of intangible assets are attributable to customer relationships, acquired software, trade name and favorable fair value of an operating lease and will be amortized over a weighted average period of approximately 10 years. We recorded deferred tax liabilities of $5.8 million related to estimated fair value allocations.

The acquisition of MicroPact augments our product solutions, positions us in new practice areas such as health and human services, and presents opportunities to expand our business across new and complementary markets. We intend to expand our total addressable market through MicroPact's strong presence in the federal market. Therefore, the goodwill of $83.1 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. In the six months ended June 30, 2019, we recorded adjustments to the preliminary opening balance sheet attributed to an increase in deferred revenue and related deferred taxes resulting in a net increase to goodwill of approximately $1.0 million.
The following unaudited pro forma consolidated operating results information has been prepared as if the MicroPact acquisition had occurred at January 1, 2018, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$275,124	$254,471	$533,988	$493,004
Net income	31,999	39,720	59,166	76,792
Basic earnings per share	0.83	1.03	1.54	2.00
Diluted earnings per share	$0.80	$0.99	$1.49	$1.91

The pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.
On February 1, 2019, we acquired all the assets of Civic, LLC ("MyCivic"), a company that provides software solutions to connect communities. The total purchase price was $3.7 million in cash.
As of June 30, 2019, the purchase price allocations for MicroPact and MyCivic are not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangible assets, deferred revenue, accrued contingent consideration, accrued holdbacks and related deferred taxes are subject to change as valuations are finalized. The operating results of MicroPact and MyCivic are included in the operating results of the Enterprise Software segment since their respective dates of acquisition. Revenues from MicroPact included in Tyler's results of operations were approximately $14.6 million and $20.1 million for the three and six months ended June 30, 2019, respectively, and net loss was $3.2 million and $3.6 million for the three and six months ended June 30, 2019, respectively. Revenues and operating results from MyCivic included in 2019 results were not significant. As of June 30, 2019, we incurred fees of approximately $0.9 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. These fees were expensed in 2019 and are included in Selling, general and administrative expenses on the condensed consolidated statement of income.
Our balance sheet as of June 30, 2019, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(4)     Shareholders’ Equity

The following table details activity in our common stock (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	—	$—	(72)	$(14,289)	—	$—
Stock option exercises	203	15,604	372	25,019	297	22,132	722	44,317
Employee stock plan purchases	13	2,260	11	1,962	28	4,609	23	3,760
Restricted stock units vested, net of withheld shares upon award settlement	27	$(2,008)	—	$—	37	$(3,381)	—	$—

As of June 30, 2019, we had authorization from our board of directors to repurchase up to 2.6 million additional shares of our common stock.

(5)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $27.2 million and $21.9 million as of June 30, 2019, and December 31, 2018, respectively. Amortization expense was $4.1 million and $7.9 million for the three and six months ended June 30, 2019, respectively, and $3.7 million and $7.1 million for the three and six months ended June 30, 2018, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6)    Other Assets
As of June 30, 2019, we have $68.1 million in investment grade corporate and municipal bonds with maturity dates ranging through 2022. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.
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

Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.25% to 2.00%. As of June 30, 2019, the interest rates were 5.75% under the Wells Fargo Bank's prime rate and approximately 3.65% under the 30-day LIBOR option. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2019, we were in compliance with those covenants.

As of June 30, 2019, we had outstanding borrowings of $15.0 million at an interest rate of approximately 3.65%, under a 30-day LIBOR contract. As of June 30, 2019, available borrowing capacity under the Credit Facility was $285.0 million.

(8)    Income Tax Provision
We had an effective income tax rate of 12.1% and 17.0% for the three and six months ended June 30, 2019, respectively, compared to negative 3.9% and 0.2% for the three and six months ended June 30, 2018, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2019, as compared to the same period in 2018 was principally due to the decrease in excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized was $5.4 million and $7.0 million for the three and six months ended June 30, 2019, respectively, compared to $11.5 million and $20.7 million for the three and six months ended June 30, 2018, respectively. Excluding the excess tax benefits, the effective rate was 26.9% and 26.8% for the three and six months ended June 30, 2019, compared to 26.7% and 27.0% for the three and six months ended June 30, 2018, respectively.
We made tax payments of $14.8 million and $7.1 million in the six months ended June 30, 2019, and 2018, respectively.

(9)    Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$31,999	$39,161	$59,347	$76,986
Denominator:
Weighted-average basic common shares outstanding	38,402	38,390	38,462	38,416
Assumed conversion of dilutive securities:
Stock awards	1,411	1,834	1,344	1,834
Denominator for diluted earnings per share - Adjusted weighted-average shares	39,813	40,224	39,806	40,250
Earnings per common share:
Basic	$0.83	$1.02	$1.54	$2.00
Diluted	$0.80	$0.97	$1.49	$1.91

For the three and six months ended June 30, 2019 and June 30, 2018, stock awards representing the right to purchase common stock of approximately 750,000 and 1.0 million shares and 742,000 and 926,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

(10)    Leases

We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one year to seven years. Some of these leases include options to extend for up to 10 years. We had no finance leases and no related party lease agreements as of June 30, 2019. Operating lease costs were approximately $2.6 million and $4.7 million for the three and six months ended June 30, 2019, respectively, and $1.7 million and $3.3 million for the three and six months ended June 30, 2018, respectively.

The components of operating lease expense were as follows (in thousands):

Lease Costs	Financial Statement Classification	Three Months Ended June 30,	Six Months Ended June 30,
		2019	2019
Operating lease cost	Selling, general and administrative expenses	$1,664	$3,034
Short-term lease cost	Selling, general and administrative expenses	593	1,163
Variable lease cost	Selling, general and administrative expenses	368	531
Net lease cost		$2,625	$4,728

As of June 30, 2019, ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

June 30, 2019
Assets:
Operating lease right-of-use assets	$20,349
Liabilities:
Operating leases, short-term	6,039
Operating leases, long-term	18,769
Total lease liabilities	$24,808

Supplemental information related to leases was as follows:

Other Information	Six Months Ended June 30,
2019
Cash Flows (in thousands):
Cash paid amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,362

Lease Term and Discount Rate:
Weighted average remaining lease term (years)	5
Weighted average discount rate	4.00%

As of June 30, 2019, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2019 (Remaining 2019)	$3,802
2020	6,958
2021	5,609
2022	3,558
2023	2,856
Thereafter	4,533
Total lease payments	27,316
Less: Interest	(2,508)
Present value of operating lease liabilities	$24,808

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

Rental income for the three and six months ended June 30, 2019 totaled $270,000 and $554,000, respectively, and for the three and six months ended June 30, 2018 totaled $265,000 and $622,000, respectively. Rental income is included in Hardware and other revenue on the condensed consolidated statements of income. Future minimum operating rental income based on contractual agreements is as follows (in thousands):

Year ending December 31,	Amount

2019 (Remaining 2019)	$659
2020	1,341
2021	1,372
2022	1,402
2023	1,432
Thereafter	2,395
Total	$8,601

As of June 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

(11)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of software services, maintenance and subscriptions	$3,756	$2,955	$7,554	$5,731
Selling, general and administrative expenses	11,310	9,978	21,928	17,759
Total share-based compensation expense	$15,066	$12,933	$29,482	$23,490

(12)    Segment and Related Information
We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through five business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions;

•	data and insights solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; courts and justice and public safety software solutions unit; and the data and insights solutions unit meet the criteria for aggregation and are presented in one reportable segment, the Enterprise Software (“ES”) segment. The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as financial management and courts and justice processes; public safety; planning, regulatory and maintenance; land and vital records management, and data analytics. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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

For the three months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$17,983	$2,692	$—	$20,675
Subscriptions	70,867	2,608	—	73,475
Software services	50,141	7,260	—	57,401
Maintenance	100,483	6,206	—	106,689
Appraisal services	—	6,233	—	6,233
Hardware and other	4,498	—	6,153	10,651
Intercompany	3,660	—	(3,660)	—
Total revenues	$247,632	$24,999	$2,493	$275,124
Segment operating income	$61,391	$6,200	$(17,671)	$49,920

For the three months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$19,991	$2,409	$—	$22,400
Subscriptions	50,637	2,372	—	53,009
Software services	45,002	5,672	—	50,674
Maintenance	89,795	6,281	—	96,076
Appraisal services	—	5,532	—	5,532
Hardware and other	3,724	33	4,612	8,369
Intercompany	3,086	—	(3,086)	—
Total revenues	$212,235	$22,299	$1,526	$236,060
Segment operating income	$58,417	$5,502	$(17,012)	$46,907

For the six months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$36,994	$5,474	$—	$42,468
Subscriptions	135,509	5,241	—	140,750
Software services	92,108	13,736	—	105,844
Maintenance	194,495	12,346	—	206,841
Appraisal services	—	11,447	—	11,447
Hardware and other	8,688	2	6,150	14,840
Intercompany	7,213	—	(7,213)	—
Total revenues	$475,007	$48,246	$(1,063)	$522,190
Segment operating income	$118,425	$11,735	$(34,217)	$95,943

For the six months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$40,680	$4,496	$—	$45,176
Subscriptions	97,321	4,716	—	102,037
Software services	85,289	11,324	—	96,613
Maintenance	177,609	12,364	—	189,973
Appraisal services	—	10,926	—	10,926
Hardware and other	7,526	33	4,950	12,509
Intercompany	6,322	—	(6,322)	—
Total revenues	$414,747	$43,859	$(1,372)	$457,234
Segment operating income	$115,032	$10,149	$(30,739)	$94,442

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2019	2018	2019	2018
Total segment operating income	$49,920	$46,907	$95,943	$94,442
Amortization of acquired software	(7,988)	(5,724)	(14,670)	(11,106)
Amortization of customer and trade name intangibles	(5,266)	(4,041)	(10,116)	(7,356)
Other (expense) income, net	(247)	558	339	1,157
Income before income taxes	$36,419	$37,700	$71,496	$77,137

(13)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows (in thousands):

For the three months ended June 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$15,802	$4,873	$20,675
Subscriptions	—	73,475	73,475
Software services	—	57,401	57,401
Maintenance	—	106,689	106,689
Appraisal services	—	6,233	6,233
Hardware and other	10,651	—	10,651
Total	$26,453	$248,671	$275,124

For the six months ended June 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$32,712	$9,756	$42,468
Subscriptions	—	140,750	140,750
Software services	—	105,844	105,844
Maintenance	—	206,841	206,841
Appraisal services	—	11,447	11,447
Hardware and other	14,840	—	14,840
Total	$47,552	$474,638	$522,190

For the three months ended June 30, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$17,260	$5,140	$22,400
Subscriptions	—	53,009	53,009
Software services	—	50,674	50,674
Maintenance	—	96,076	96,076
Appraisal services	—	5,532	5,532
Hardware and other	8,369	—	8,369
Total	$25,629	$210,431	$236,060

For the six months ended June 30, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$36,323	$8,853	$45,176
Subscriptions	—	102,037	102,037
Software services	—	96,613	96,613
Maintenance	—	189,973	189,973
Appraisal services	—	10,926	10,926
Hardware and other	12,509	—	12,509
Total	$48,832	$408,402	$457,234

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
Recurring revenues and non-recurring revenues recognized during the period are as follows (in thousands):

For the three months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$171,350	$8,814	$—	$180,164
Non-recurring revenues	72,622	16,185	6,153	94,960
Intercompany	3,660	—	(3,660)	—
Total revenues	$247,632	$24,999	$2,493	$275,124

For the six months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$330,004	$17,587	$—	$347,591
Non-recurring revenues	137,790	30,659	6,150	174,599
Intercompany	7,213	—	(7,213)	—
Total revenues	$475,007	$48,246	$(1,063)	$522,190

For the three months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$140,432	$8,653	$—	$149,085
Non-recurring revenues	68,717	13,646	4,612	86,975
Intercompany	3,086	—	(3,086)	—
Total revenues	$212,235	$22,299	$1,526	$236,060

For the six months ended June 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$274,930	$17,080	$—	$292,010
Non-recurring revenues	133,495	26,779	4,950	165,224
Intercompany	6,322	—	(6,322)	—
Total revenues	$414,747	$43,859	$(1,372)	$457,234

(14)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows (in thousands):

	June 30, 2019	December 31, 2018
Enterprise Software	$346,583	$327,521
Appraisal and Tax	22,456	20,018
Corporate	—	3,397
Totals	$369,039	$350,936

Changes in total deferred revenue, including long-term, were as follows (in thousands):

June 30, 2019
Balance, beginning of period December 31, 2018	$350,936
Deferral of revenue	460,351
Recognition of deferred revenue	(442,248)
Balance, end of period	$369,039

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of June 30, 2019, was $1.4 billion, of which we expect to recognize approximately 49% as revenue over the next 12 months and the remainder thereafter.

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
GENERAL

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs public sector entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which primarily utilize the Tyler private cloud, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and, in some cases, fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.

Our products generally automate seven major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety (4) property appraisal and tax, (5) planning, regulatory and maintenance (6) land and vital records management and (7) data and insights. We report our results in two segments. The Enterprise Software (“ES”) segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; land and vital records management; and data analytics. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
Our total employee count increased to 5,164 at June 30, 2019, from 4,367 at June 30, 2018.

For the three and six months ended June 30, 2019, respectively, total revenues increased 16.5% and 14.2%, compared to the prior year period.
Subscriptions revenue grew 38.6% and 37.9% for the three and six months ended June 30, 2019, respectively, due to an ongoing shift toward cloud-based, software as a service business, as well as continued growth in our e-filing revenues from courts. Excluding the impact of recent acquisitions, subscriptions revenue increased 29.0% and 25.8% for the three and six months ended June 30, 2019, respectively.
Our backlog at June 30, 2019 was $1.4 billion, a 17.0% increase from last year.

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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Second Quarter		Six Months Ended
	2019	2018	2019	2018
Revenues:
Software licenses and royalties	7.5%	9.5%	8.1%	9.9%
Subscriptions	26.7	22.5	27.0	22.3
Software services	20.9	21.5	20.3	21.1
Maintenance	38.7	40.7	39.6	41.6
Appraisal services	2.3	2.3	2.2	2.4
Hardware and other	3.9	3.5	2.8	2.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.2	2.9	3.1	2.9
Software services, maintenance and subscriptions	45.7	46.4	46.5	47.1
Appraisal services	1.4	1.5	1.4	1.6
Hardware and other	3.2	2.9	2.3	2.0
Selling, general and administrative expenses	23.9	22.1	23.7	21.8
Research and development expense	7.3	6.7	7.5	6.3
Amortization of customer and trade name intangibles	1.9	1.7	1.9	1.6
Operating income	13.4	15.8	13.6	16.7
Other (expense) income, net	(0.1)	0.2	0.1	0.3
Income before income taxes	13.3	16.0	13.7	17.0
Income tax provision (benefit)	1.6	(0.6)	2.3	—
Net income	11.7%	16.6%	11.4%	17.0%

Revenues

On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf (COTS) solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The following table details revenue for MicroPact for the quarter ended June 30, 2019, which is included in our condensed consolidated statements of income from the date of acquisition:

(In thousands)	Second Quarter	Six Months Ended
Revenues:
Software licenses and royalties	$46	$760
Subscriptions	1,953	2,583
Software services	5,248	6,955
Maintenance	7,342	9,734
Appraisal services	—	—
Hardware and other	8	21
Total revenues	$14,597	$20,053

We also acquired all the assets of Civic, LLC ("MyCivic"), a company that provides software solutions to connect communities. The impact of this acquisition on our operating results is not considered material and is not included in the table above. The results of these acquisitions are included with the operating results of the ES segment from their dates of acquisition.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$17,983	$19,991	$(2,008)	(10)%	$36,994	$40,680	$(3,686)	(9)%
A&T	2,692	2,409	283	12	5,474	4,496	978	22
Total software licenses and royalties revenue	$20,675	$22,400	$(1,725)	(8)%	$42,468	$45,176	$(2,708)	(6)%

Excluding the results of acquisitions, software licenses and royalties revenue decreased 8% for both the three and six months ended June 30, 2019, respectively, compared to the prior year period. The decline was primarily due to a shift in the mix of new software contracts toward more subscription agreements compared to the prior year. Our total new contract value mix for the six months ended June 30, 2019, was approximately 28% perpetual software license arrangements and approximately 72% subscription-based arrangements compared to total new contract value mix for the six months ended June 30, 2018, of approximately 56% perpetual software license arrangements and approximately 44% subscription-based arrangements.

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
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$70,867	$50,637	$20,230	40%	$135,509	$97,321	$38,188	39%
A&T	2,608	2,372	236	10	5,241	4,716	525	11
Total subscriptions revenue	$73,475	$53,009	$20,466	39%	$140,750	$102,037	$38,713	38%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which primarily utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Excluding the results of acquisitions, subscriptions revenue grew 29% and 26% for the three and six months ending June 30, 2019, respectively, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ending June 30, 2019, respectively, we added 154 and 282 new SaaS clients and 27 and 40 existing on-premises clients converted to our SaaS model. Since June 30, 2018, we have added 444 new SaaS clients while 79 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $1.8 million and $3.9 million to the subscriptions revenue increase for the three and six months ended June 30, 2019, respectively, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.

Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$50,141	$45,002	$5,139	11%	$92,108	$85,289	$6,819	8%
A&T	7,260	5,672	1,588	28	13,736	11,324	2,412	21
Total software services revenue	$57,401	$50,674	$6,727	13%	$105,844	$96,613	$9,231	10%

Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue decreased 1% and 0.1% for the three and six months ended June 30, 2019, respectively, compared to the prior year period. The decline in software services is attributed to an increase in our client mix toward SaaS and subscription-based arrangements that require fewer implementation services.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$100,483	$89,795	$10,688	12%	$194,495	$177,609	$16,886	10%
A&T	6,206	6,281	(75)	(1)	12,346	12,364	(18)	(0.1)
Total maintenance revenue	$106,689	$96,076	$10,613	11%	$206,841	$189,973	$16,868	9%
We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew 3% and 4% for the three and six months ended June 30, 2019 respectively, compared to the prior year period. Maintenance revenue increased mainly due to annual maintenance rate increases and growth in our installed customer base from new software license sales partially offset by clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	6,233	5,532	701	13	11,447	10,926	521	5
Total appraisal services revenue	$6,233	$5,532	$701	13%	$11,447	$10,926	$521	5%

Appraisal services revenue for the three and six months ended June 30, 2019, increased by 13% and 5%, respectively, compared to the prior year primarily due to the addition of several new revaluation contracts started during second quarter 2019. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

 Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Software licenses and royalties	$891	$1,204	$(313)	(26)%	$1,709	$1,982	$(273)	(14)%
Acquired software	7,988	5,724	2,264	40	14,670	11,106	3,564	32
Software services, maintenance and subscriptions	125,759	109,487	16,272	15	242,919	215,572	27,347	13
Appraisal services	3,758	3,568	190	5	7,210	7,349	(139)	(2)
Hardware and other	8,868	6,801	2,067	30	11,774	9,144	2,630	29
Total cost of revenues	$147,264	$126,784	$20,480	16%	$278,282	$245,153	$33,129	14%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Second Quarter			Six Months Ended
	2019	2018	Change	2019	2018	Change
Software licenses, royalties and acquired software	57.1%	69.1%	(1200)	61.4%	71.0%	(960)
Software services, maintenance and subscriptions	47.1	45.2	190	46.4	44.5	190
Appraisal services	39.7	35.5	420	37.0	32.7	430
Hardware and other	16.7	18.7	(200)	20.7	26.9	(620)
Overall gross margin	46.5%	46.3%	20	46.7%	46.4%	30
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and six months ended June 30, 2019, our software licenses, royalties and acquired software gross margin decreased 1200 and 960 basis points, respectively, compared to the prior year period due to the decline in software licenses revenues coupled with higher amortization expense for acquired software resulting from acquisitions.
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three and six months ended June 30, 2019, both increased 190 basis points, respectively, from the comparable prior year period. Excluding employees added through acquisitions, our implementation and support staff has grown by 137 employees since June 30, 2018, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 2.3% and 2.2% of total revenue for the three and six months ended June 30, 2019, respectively. The appraisal services gross margin for the three and six months ended June 30, 2019, increased 420 and 430 basis points, respectively, compared to the same period in 2018. During the three months ended June 30, 2019, appraisal gross margin increased due to ramp up of several new revaluation projects during second quarter 2019. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three and six months ended June 30, 2019, respectively, our overall gross margin increased 20 and 30 basis points compared to the prior year periods. Our overall gross margin increases for the three and six month periods are attributed to a higher revenue mix for subscription revenues compared to the prior year periods resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. The increase in overall margins are offset by lower margins from software licenses, in part due to lower software license revenue and higher amortization expense for acquired software resulting from acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Selling, general and administrative expenses	$65,827	$52,262	$13,565	26%	$123,593	$99,866	$23,727	24%
SG&A as a percentage of revenues was 23.9% and 23.7% for the three and six months ended June 30, 2019, respectively, compared to 22.1% and 21.8% for the three and six months ended June 30, 2018, respectively. SG&A expense increased 26% and 24% for the three and six months ended June 30, 2019, respectively. This increase is mainly due to higher share-based compensation expense, increased staffing levels, and an increase in commission expense as a result of higher sales. Excluding employees added with acquisitions, we have added 54 SG&A employees, mainly to our sales and finance teams, since June 30, 2018. For the three and six months ended June 30, 2019, stock compensation expense rose $1.3 million and $4.2 million, respectively, compared to the same period in 2018, mainly due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Research and development expense	$20,101	$15,831	$4,270	27%	$39,042	$28,879	$10,163	35%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.

Research and development expense in the three and six months ended June 30, 2019, increased 27% and 35%, respectively, compared to the prior periods mainly due to a number of new Tyler product development initiatives across our product suites, as well as investments related to recently acquired businesses. To support these initiatives, our research and development staff has grown by 196 since June 30, 2018.
Amortization of Other Intangibles
Acquisition intangibles are composed of the excess of the purchase price over the fair value of net tangible assets acquired that is primarily allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. The increase in amortization of other intangibles is primarily attributed to the acquisition of Socrata, Inc. and MicroPact, which closed during the second quarter of 2018 and first quarter of 2019, respectively.

The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Amortization of other intangibles	$5,266	$4,041	$1,225	30%	$10,116	$7,356	$2,760	38%

Other (Expense) Income, Net
The following table sets forth a comparison of our other (expense) income, net, for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Other (expense) income, net	$(247)	$558	$(805)	NM	$339	$1,157	$(818)	NM
Other (expense) income, net, is comprised of interest expense and non-usage and other fees associated with our revolving credit agreement net of interest income from invested cash. The change in other (expense) income, net, in the three and six months ended June 30, 2019, compared to the prior periods is due to increased interest expense from new debt outstanding coupled with decreased interest income from lower levels of invested cash.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Second Quarter		Change		Six Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Income tax provision (benefit)	$4,420	$(1,461)	$5,881	NM	$12,149	$151	$11,998	NM

Effective income tax rate	12.1%	(3.9)%			17.0%	0.2%

The increase in effective tax rate for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was principally due to the decrease in excess tax benefits related to stock incentive awards. The effective income tax rates for the three and six months ended June 30, 2019 and 2018, respectively, were different from the statutory United States federal income tax rates of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized was $5.4 million and $7.0 million for the three and six months ended June 30, 2019, respectively, compared to $11.5 million and $20.7 million for the three and six months ended June 30, 2018, respectively. Excluding the excess tax benefits, the effective rate was 26.9% and 26.8% for the three and six months ended June 30, 2019, compared to 26.7% and 27.0% for the three and six months ended June 30, 2018, respectively.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2019, we had cash and cash equivalents of $11.2 million compared to $134.3 million at December 31, 2018. We also had $68.1 million invested in investment grade corporate and municipal bonds as of June 30, 2019. These investments mature through 2022, and we intend to hold these investments until maturity. As of June 30, 2019, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.

The following table sets forth a summary of cash flows for the six months ended June 30:

(in thousands)	2019	2018
Cash flows provided (used) by:
Operating activities	$48,454	$67,230
Investing activities	(195,501)	(207,986)
Financing activities	23,955	48,077
Net (decrease) in cash and cash equivalents	$(123,092)	$(92,679)
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

For the six months ended June 30, 2019, operating activities provided cash of $48.5 million. Operating activities that provided cash were primarily comprised of net income of $59.3 million, non-cash depreciation and amortization charges of $36.7 million and non-cash share-based compensation expense of $29.5 million. Working capital, excluding cash, increased approximately $77.1 million mainly due to higher accounts receivable because of an increase in unbilled receivables attributed to revenues recognized prior to billings and our maintenance billing cycle peaking in June, higher deferred commissions, the timing of tax payments and deferred taxes associated with stock option activity during the period. These increases were offset by an increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 125 days at June 30, 2019, compared to 111 days at December 31, 2018 and 114 days at June 30, 2018. The increase in DSO compared to December 31, 2018, is primarily attributed to our maintenance billing cycle typically peaking at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The increase in DSO compared to June 30, 2018, is mainly due to an increase in unbilled receivables attributed to an increase in software services contracts accounted for using progress-to-completion method of revenue recognition in which the services are performed in one accounting period, but the billing normally occurs subsequently in another accounting period.
Investing activities used cash of $195.5 million in the six months ending June 30, 2019. On February 28, 2019, we acquired all of the capital stock of MicroPact. The total purchase price, net of cash acquired of $2.0 million, was approximately $204.2 million, including $197.5 million paid in cash, accrued contingent consideration of $7.0 million and $1.7 million accrued for certain holdbacks. On February 1, 2019, we acquired all the assets of MyCivic. The total purchase price was $3.7 million in cash paid. Approximately $24.1 million was invested in property and equipment, including $11.9 million related to real estate. Approximately $2.2 million of software development was capitalized in the quarter. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
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

Financing activities provided cash of $24.0 million in the six months ended June 30, 2019, and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit, proceeds from stock option exercises and employee stock purchase plan activity. During the six months ended June 30, 2019, we repurchased approximately 72,000 shares of our common stock for an aggregate purchase price of $14.3 million, with an average price per share of $199.03.
Financing activities provided cash of $48.1 million in the six months ended June 30, 2018, and were comprised of proceeds from stock option exercises and employee stock purchase plan activity. We did not repurchase any shares of our common stock during the six months ended June 30, 2018.

In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of June 30, 2019, we had authorization from our board of directors to repurchase up to 2.6 million additional shares of Tyler common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $14.8 million and $7.1 million in the six months ended June 30, 2019, and 2018, respectively.

We anticipate that 2019 capital spending will be between $48 million and $50 million, including approximately $23 million related to real estate and approximately $6 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.

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
As of June 30, 2019, we had outstanding borrowings of $15.0 million at an interest rate of approximately 3.65% under a 30-day LIBOR contract. As of June 30, 2019, available borrowing capacity under the Credit Facility was $285.0 million.
Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) the Wells Fargo Bank prime rate (subject to certain higher rate determinations) plus a margin of 0.25% to 1.00% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.25% to 2.00%.
During the six months ended June 30, 2019, our effective average interest rate for borrowings was 3.81%. As of June 30, 2019, our interest rate was 5.75% under the Wells Fargo Bank prime rate and approximately 3.65% under the 30-day LIBOR option. The Credit Facility is secured by substantially all of our assets.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2019, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Date: August 2, 2019