Form 10-Q
period 2019-09-30
TYLER TECHNOLOGIES INC
filed 2019-10-30
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on October 29, 2019 was 38,986,401.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Software licenses and royalties	$25,379	$22,444	$67,847	$67,620
Subscriptions	75,272	58,699	216,022	160,736
Software services	54,997	48,199	160,841	144,812
Maintenance	109,833	96,215	316,674	286,188
Appraisal services	6,008	5,544	17,455	16,470
Hardware and other	3,911	4,966	18,751	17,475
Total revenues	275,400	236,067	797,590	693,301

Cost of revenues:
Software licenses and royalties	971	957	2,680	2,939
Acquired software	7,975	5,897	22,645	17,003
Software services, maintenance and subscriptions	128,545	111,508	371,464	327,080
Appraisal services	4,096	3,505	11,306	10,854
Hardware and other	3,096	2,574	14,870	11,718
Total cost of revenues	144,683	124,441	422,965	369,594

Gross profit	130,717	111,626	374,625	323,707

Selling, general and administrative expenses	63,888	52,605	187,481	152,471
Research and development expense	21,130	17,050	60,172	45,929
Amortization of other intangibles	5,646	4,386	15,762	11,742

Operating income	40,053	37,585	111,210	113,565

Other income, net	499	1,041	838	2,198
Income before income taxes	40,552	38,626	112,048	115,763
Income tax provision (benefit)	162	(298)	12,311	(147)
Net income	$40,390	$38,924	$99,737	$115,910

Earnings per common share:
Basic	$1.04	$1.00	$2.58	$3.01
Diluted	$1.00	$0.96	$2.49	$2.87
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$161,438	$134,279
Accounts receivable (less allowance for doubtful accounts of $4,302 in 2019 and $4,647 in 2018)	347,982	298,912
Short-term investments	32,931	44,306
Prepaid expenses	24,544	33,258
Income tax receivable	4	4,697
Other current assets	2,907	3,406
Total current assets	569,806	518,858

Accounts receivable, long-term	20,437	16,020
Operating lease right-of-use assets	20,172	—
Property and equipment, net	169,950	155,177
Other assets:
Goodwill	826,040	753,718
Other intangibles, net	377,580	276,852
Non-current investments and other assets	71,104	70,338
Total assets	$2,055,089	$1,790,963

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,060	$6,910
Accrued liabilities	69,781	66,480
Operating lease liabilities	6,413	—
Current income tax payable	—	—
Deferred revenue	391,560	350,512
Total current liabilities	476,814	423,902

Revolving line of credit	—	—
Deferred revenue, long-term	241	424
Deferred income taxes	40,303	41,791
Operating lease liabilities, long-term	18,134	—

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2019 and December 31, 2018	481	481
Additional paid-in capital	692,586	731,435
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	870,546	771,925
Treasury stock, at cost; 9,172,316 and 9,872,505 shares in 2019 and 2018, respectively	(43,970)	(178,949)
Total shareholders' equity	1,519,597	1,324,846
Total liabilities and shareholders' equity	$2,055,089	$1,790,963
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$99,737	$115,910
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,547	45,627
Share-based compensation expense	44,369	37,966
Operating lease right-of-use assets - non cash	3,979	—
Deferred income tax benefit	(10,329)	(5,034)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(35,544)	(31,393)
Income taxes	4,553	(1,942)
Prepaid expenses and other current assets	(7,630)	983
Accounts payable	1,548	(4,729)
Operating lease liabilities	(4,530)	—
Accrued liabilities	(1,379)	1,523
Deferred revenue	27,206	20,442
Net cash provided by operating activities	178,527	179,353

Cash flows from investing activities:
Additions to property and equipment	(28,833)	(23,460)
Purchase of marketable security investments	(27,322)	(92,638)
Proceeds from marketable security investments	56,854	60,208
Investment in software	(3,540)	—
Cost of acquisitions, net of cash acquired	(199,870)	(167,308)
(Increase) decrease in other	(493)	857
Net cash used by investing activities	(203,204)	(222,341)

Cash flows from financing activities:
Purchase of treasury shares	(17,786)	—
Proceeds from exercise of stock options	62,295	70,536
Contributions from employee stock purchase plan	7,327	5,978
Net cash provided by financing activities	51,836	76,514

Net increase in cash and cash equivalents	27,159	33,526
Cash and cash equivalents at beginning of period	134,279	185,926
Cash and cash equivalents at end of period	$161,438	$219,452
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	48,148	$481	$715,920	$(46)	$830,156	(9,582)	$(124,881)	$1,421,630
Net income	—	—	—	—	40,390	—	—	40,390
Exercise of stock options and vesting of restricted stock units	—	—	(38,160)	—	—	396	78,323	40,163
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(191)	(191)
Stock compensation	—	—	14,887	—	—	—	—	14,887
Issuance of shares pursuant to employee stock purchase plan	—	—	(61)	—	—	15	2,779	2,718
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at September 30, 2019	48,148	$481	$692,586	$(46)	$870,546	(9,172)	$(43,970)	$1,519,597

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2018	48,148	$481	$686,782	$(46)	$701,449	(9,517)	$(48,377)	$1,340,289
Net income	—	—	—	—	38,924	—	—	38,924
Exercise of stock options and vesting of restricted stock units	—	—	21,645	—	—	326	4,574	26,219
Stock compensation	—	—	14,476	—	—	—	—	14,476
Issuance of shares pursuant to employee stock purchase plan	—	—	2,032	—	—	12	186	2,218
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at September 30, 2018	48,148	$481	$724,935	$(46)	$740,373	(9,179)	$(43,617)	$1,422,126
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	48,148	$481	$731,435	$(46)	$771,925	(9,872)	$(178,949)	$1,324,846
Retained earnings adjustment-adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Net income	—	—	—	—	99,737	—	—	99,737
Exercise of stock options and vesting of restricted stock units	—	—	(82,449)	—	—	746	144,744	62,295
Employee taxes paid for withheld shares for taxes upon equity award	—	—	—	—	—	(17)	(3,572)	(3,572)
Stock compensation	—	—	44,369	—	—	—	—	44,369
Issuance of shares pursuant to employee stock purchase plan	—	—	(769)	—	—	43	8,096	7,327
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at September 30, 2019	48,148	$481	$692,586	$(46)	$870,546	(9,172)	$(43,970)	$1,519,597

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	48,148	$481	$626,867	$(46)	$624,463	(10,262)	$(60,029)	$1,191,736
Net income	—	—	—	—	115,910	—	—	115,910
Exercise of stock options and vesting of restricted stock units	—	—	54,666	—	—	1,048	15,870	70,536
Stock compensation	—	—	37,966	—	—	—	—	37,966
Issuance of shares pursuant to employee stock purchase plan	—	—	5,436	—	—	35	542	5,978
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at September 30, 2018	48,148	$481	$724,935	$(46)	$740,373	(9,179)	$(43,617)	$1,422,126
See accompanying notes.

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2019, and December 31, 2018, and operating result amounts are for the three and nine months ended September 30, 2019, and 2018, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2018. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and nine months ended September 30, 2019, and 2018.
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

At September 30, 2019, and December 31, 2018, total current and long-term accounts receivable, net of allowance for doubtful accounts, was $368.4 million and $314.9 million, respectively. We have recorded unbilled receivables of $126.5 million and $104.2 million at September 30, 2019, and December 31, 2018, respectively. Included in unbilled receivables are retention receivables of $12.9 million and $12.2 million at September 30, 2019, and December 31, 2018, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
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
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Nine months ended September 30, 2019
Balance, beginning of period December 31, 2018	$4,647
Provisions for losses - accounts receivable	2,908
Collection of accounts previously written off	—
Deductions for accounts charged off or credits issued	(3,253)
Balance, end of period	$4,302

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We will adopt the new standard in the first quarter of 2020 and are currently assessing its potential impact on our consolidated financial statements and results of operations.
(3)    Acquisitions
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf (COTS) solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The total purchase price, net of cash acquired of $2.0 million, was approximately $203.7 million consisting of $198.2 million paid in cash, accrued contingent consideration of $6.6 million contingent upon the achievement of certain financial performance objectives, and $1.0 million accrued for certain holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of MicroPact’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$1,983
Accounts receivable	12,247
Other current assets	8,979
Other noncurrent assets	10,417
Identifiable intangible assets	131,443
Goodwill	73,193
Accounts payable	(602)
Accrued expenses	(2,542)
Other noncurrent liabilities	(8,879)
Deferred revenue	(11,312)
Deferred tax liabilities, net	(9,209)
Total consideration	$205,718

In connection with this transaction, we acquired total tangible assets of $33.6 million and assumed liabilities of approximately $23.3 million. We recorded goodwill of $73.2 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $131.4 million. The $131.4 million of intangible assets are attributable to customer relationships, acquired software, trade name and favorable fair value of an operating lease and will be amortized over a weighted average period of approximately 11 years. We recorded deferred tax liabilities of $9.2 million related to estimated fair value allocations.

The acquisition of MicroPact augments our product solutions, positions us in new practice areas such as health and human services, and presents opportunities to expand our business across new and complementary markets. We intend to expand our total addressable market through MicroPact's strong presence in the federal market. Therefore, the goodwill of $73.2 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. In the nine months ended September 30, 2019, we recorded adjustments to the preliminary opening balance sheet attributed to changes in accounts receivable, deferred revenue, customer relationships, contingent consideration and related deferred taxes resulting in a net decrease to goodwill of approximately $8.8 million.
The following unaudited pro forma consolidated operating results information has been prepared as if the MicroPact acquisition had occurred at January 1, 2018, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$275,400	$257,236	$809,389	$750,240
Net income	40,390	40,907	99,449	115,181
Basic earnings per share	1.04	1.06	2.58	2.99
Diluted earnings per share	$1.00	$1.01	$2.49	$2.85

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
As of September 30, 2019, the purchase price allocations for MicroPact and MyCivic are not yet complete. The preliminary estimates of fair value assumed at the acquisition date for intangible assets, deferred revenue, accrued contingent consideration, accrued holdbacks and related deferred taxes are subject to change as valuations are finalized. The operating results of MicroPact and MyCivic are included in the operating results of the Enterprise Software segment since their respective dates of acquisition. Revenues from MicroPact included in Tyler's results of operations were approximately $16.4 million and $36.4 million for the three and nine months ended September 30, 2019, respectively, and net loss was $2.0 million and $5.6 million for the three and nine months ended September 30, 2019, respectively. Revenues and operating results from MyCivic included in 2019 results were not significant. During the nine months ended September 30, 2019, we incurred fees of approximately $0.9 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. These fees were expensed in 2019 and are included in Selling, general and administrative expenses on the condensed consolidated statement of income.
Our balance sheet as of September 30, 2019, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(4)     Shareholders’ Equity

The following table details activity in our common stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	—	$—	(72)	$(14,289)	—	$—
Stock option exercises	395	40,163	326	26,219	691	62,295	1,048	70,536
Employee stock plan purchases	15	2,718	12	2,218	43	7,327	35	5,978
Restricted stock units vested, net of withheld shares upon award settlement	1	$(191)	—	$—	38	$(3,572)	—	$—

As of September 30, 2019, we had authorization from our board of directors to repurchase up to 2.6 million additional shares of our common stock.

(5)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $27.4 million and $21.9 million as of September 30, 2019, and December 31, 2018, respectively. Amortization expense was $4.4 million and $12.3 million for the three and nine months ended September 30, 2019, respectively, and $3.8 million and $10.9 million for the three and nine months ended September 30, 2018, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6)    Other Assets
As of September 30, 2019, we have $68.2 million in investment grade corporate and municipal bonds with maturity dates ranging through 2022. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are included in short-term investments and non-current investments and other assets.
(7)    Revolving Line of Credit

On September 30, 2019, we entered into a $400 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a revolving credit line up to $400 million, including a $25 million sublimit for letters of credit. The Credit Agreement matures on September 30, 2024. The new Credit Agreement replaces Tyler’s existing $300 million secured credit facility, which was scheduled to mature in November 2020. Borrowings under the Credit Agreement may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.

Borrowings under the Credit Agreement bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%. As of September 30, 2019, the interest rates were 5.25% under the Wells Fargo Bank's prime rate and approximately 3.14% under the 30-day LIBOR option. The Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2019, we were in compliance with those covenants.

As of September 30, 2019, we had no outstanding borrowings under the Credit Agreement, and available borrowing capacity was $400.0 million.

(8)    Income Tax Provision
We had an effective income tax rate of 0.4% and 11.0% for the three and nine months ended September 30, 2019, respectively, compared to negative 0.8% and negative 0.1% for the three and nine months ended September 30, 2018, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2019, as compared to the same period in 2018, was principally driven by the fluctuations of the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized were $11.6 million and $18.6 million for the three and nine months ended September 30, 2019, respectively, compared to $9.3 million and $30.0 million for the three and nine months ended September 30, 2018, respectively. Excluding the excess tax benefits, the effective rate was 28.9% and 27.6% for the three and nine months ended September 30, 2019, compared to 23.3% and 25.8% for the three and nine months ended September 30, 2018, respectively.
We made tax payments of $18.1 million and $6.8 million in the nine months ended September 30, 2019, and 2018, respectively.

(9)    Earnings Per Share

The following table details the reconciliation of basic earnings per share to diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$40,390	$38,924	$99,737	$115,910
Denominator:
Weighted-average basic common shares outstanding	38,765	38,761	38,614	38,533
Assumed conversion of dilutive securities:
Stock awards	1,515	1,767	1,401	1,812
Denominator for diluted earnings per share - Adjusted weighted-average shares	40,280	40,528	40,015	40,345
Earnings per common share:
Basic	$1.04	$1.00	$2.58	$3.01
Diluted	$1.00	$0.96	$2.49	$2.87

For the three and nine months ended September 30, 2019 and September 30, 2018, stock awards representing the right to purchase common stock of approximately 443,000 and 815,000 shares and 350,000 and 734,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

(10)    Leases

We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one year to eight years. Some of these leases include options to extend for up to 10 years. We had no finance leases and no related party lease agreements as of September 30, 2019. Operating lease costs were approximately $2.6 million and $7.3 million for the three and nine months ended September 30, 2019, respectively, and $1.7 million and $5.0 million for the three and nine months ended September 30, 2018, respectively.

The components of operating lease expense were as follows (in thousands):

Lease Costs	Financial Statement Classification	Three Months Ended September 30,	Nine Months Ended September 30,
		2019	2019
Operating lease cost	Selling, general and administrative expenses	$1,692	$4,726
Short-term lease cost	Selling, general and administrative expenses	545	1,707
Variable lease cost	Selling, general and administrative expenses	370	901
Net lease cost		$2,607	$7,334

As of September 30, 2019, ROU lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows (in thousands):

September 30, 2019
Assets:
Operating lease right-of-use assets	$20,172
Liabilities:
Operating leases, short-term	6,413
Operating leases, long-term	18,134
Total lease liabilities	$24,547

Supplemental information related to leases was as follows:

Other Information	Nine Months Ended September 30,
2019
Cash Flows (in thousands):
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,141

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,350

Lease Term and Discount Rate:
Weighted average remaining lease term (years)	4
Weighted average discount rate	4.00%

As of September 30, 2019, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2019 (Remaining 2019)	$2,124
2020	7,499
2021	6,063
2022	3,821
2023	2,856
Thereafter	4,528
Total lease payments	26,891
Less: Interest	(2,344)
Present value of operating lease liabilities	$24,547

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

Rental income for the three and nine months ended September 30, 2019, totaled $261,000 and $815,000, respectively, and for the three and nine months ended September 30, 2018 totaled $276,000 and $898,000, respectively. Rental income is included in Hardware and other revenue on the condensed consolidated statements of income. Future minimum operating rental income based on contractual agreements is as follows (in thousands):

Year ending December 31,	Amount

2019 (Remaining 2019)	$331
2020	1,341
2021	1,372
2022	1,402
2023	1,432
Thereafter	2,395
Total	$8,273

As of September 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

(11)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of software services, maintenance and subscriptions	$3,612	$3,909	$11,166	$9,640
Selling, general and administrative expenses	11,275	10,567	33,203	28,326
Total share-based compensation expense	$14,887	$14,476	$44,369	$37,966

(12)    Segment and Related Information
We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through five business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions;

•	data and insights solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; courts and justice and public safety software solutions unit; and the data and insights solutions unit meet the criteria for aggregation and are presented in one reportable segment, the Enterprise Software (“ES”) segment. The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, land and vital records management and data and insights. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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

For the three months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$23,449	$1,930	$—	$25,379
Subscriptions	72,398	2,874	—	75,272
Software services	46,296	8,701	—	54,997
Maintenance	103,438	6,395	—	109,833
Appraisal services	—	6,008	—	6,008
Hardware and other	3,925	—	(14)	3,911
Intercompany	4,029	—	(4,029)	—
Total revenues	$253,535	$25,908	$(4,043)	$275,400
Segment operating income	$64,140	$7,577	$(18,043)	$53,674

For the three months ended September 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$19,544	$2,900	$—	$22,444
Subscriptions	56,220	2,479	—	58,699
Software services	41,640	6,559	—	48,199
Maintenance	90,072	6,143	—	96,215
Appraisal services	—	5,544	—	5,544
Hardware and other	4,999	—	(33)	4,966
Intercompany	3,373	—	(3,373)	—
Total revenues	$215,848	$23,625	$(3,406)	$236,067
Segment operating income	$59,334	$6,695	$(18,161)	$47,868

For the nine months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$60,443	$7,404	$—	$67,847
Subscriptions	207,907	8,115	—	216,022
Software services	138,404	22,437	—	160,841
Maintenance	297,933	18,741	—	316,674
Appraisal services	—	17,455	—	17,455
Hardware and other	12,613	2	6,136	18,751
Intercompany	11,242	—	(11,242)	—
Total revenues	$728,542	$74,154	$(5,106)	$797,590
Segment operating income	$182,565	$19,312	$(52,260)	$149,617

For the nine months ended September 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$60,224	$7,396	$—	$67,620
Subscriptions	153,541	7,195	—	160,736
Software services	126,928	17,884	—	144,812
Maintenance	267,681	18,507	—	286,188
Appraisal services	—	16,470	—	16,470
Hardware and other	12,525	33	4,917	17,475
Intercompany	9,696	—	(9,696)	—
Total revenues	$630,595	$67,485	$(4,779)	$693,301
Segment operating income	$174,365	$16,845	$(48,900)	$142,310

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2019	2018	2019	2018
Total segment operating income	$53,674	$47,868	$149,617	$142,310
Amortization of acquired software	(7,975)	(5,897)	(22,645)	(17,003)
Amortization of customer and trade name intangibles	(5,646)	(4,386)	(15,762)	(11,742)
Other income, net	499	1,041	838	2,198
Income before income taxes	$40,552	$38,626	$112,048	$115,763

(13)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows (in thousands):

For the three months ended September 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$21,362	$4,017	$25,379
Subscriptions	—	75,272	75,272
Software services	—	54,997	54,997
Maintenance	—	109,833	109,833
Appraisal services	—	6,008	6,008
Hardware and other	3,911	—	3,911
Total	$25,273	$250,127	$275,400

For the nine months ended September 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$54,074	$13,773	$67,847
Subscriptions	—	216,022	216,022
Software services	—	160,841	160,841
Maintenance	—	316,674	316,674
Appraisal services	—	17,455	17,455
Hardware and other	18,751	—	18,751
Total	$72,825	$724,765	$797,590

For the three months ended September 30, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$17,373	$5,071	$22,444
Subscriptions	—	58,699	58,699
Software services	—	48,199	48,199
Maintenance	—	96,215	96,215
Appraisal services	—	5,544	5,544
Hardware and other	4,966	—	4,966
Total	$22,339	$213,728	$236,067

For the nine months ended September 30, 2018
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$53,697	$13,923	$67,620
Subscriptions	—	160,736	160,736
Software services	—	144,812	144,812
Maintenance	—	286,188	286,188
Appraisal services	—	16,470	16,470
Hardware and other	17,475	—	17,475
Total	$71,172	$622,129	$693,301

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
Recurring revenues and non-recurring revenues recognized during the period are as follows (in thousands):

For the three months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$175,836	$9,269	$—	$185,105
Non-recurring revenues	73,670	16,639	(14)	90,295
Intercompany	4,029	—	(4,029)	—
Total revenues	$253,535	$25,908	$(4,043)	$275,400

For the nine months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$505,840	$26,856	$—	$532,696
Non-recurring revenues	211,460	47,298	6,136	264,894
Intercompany	11,242	—	(11,242)	—
Total revenues	$728,542	$74,154	$(5,106)	$797,590

For the three months ended September 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$146,292	$8,622	$—	$154,914
Non-recurring revenues	66,183	15,003	(33)	81,153
Intercompany	3,373	—	(3,373)	—
Total revenues	$215,848	$23,625	$(3,406)	$236,067

For the nine months ended September 30, 2018
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$421,222	$25,702	$—	$446,924
Non-recurring revenues	199,677	41,783	4,917	246,377
Intercompany	9,696	—	(9,696)	—
Total revenues	$630,595	$67,485	$(4,779)	$693,301

(14)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows (in thousands):

	September 30, 2019	December 31, 2018
Enterprise Software	$367,416	$327,521
Appraisal and Tax	23,224	20,018
Corporate	1,161	3,397
Totals	$391,801	$350,936

Changes in total deferred revenue, including long-term, were as follows (in thousands):

September 30, 2019
Balance, beginning of period December 31, 2018	$350,936
Deferral of revenue	691,512
Recognition of deferred revenue	(650,647)
Balance, end of period	$391,801

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of September 30, 2019, was $1.4 billion, of which we expect to recognize approximately 49% as revenue over the next 12 months and the remainder thereafter.

(15)    Commitments and Contingencies

Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(16) Subsequent Events

The following events and transactions occurred subsequent to September 30, 2019:

On October 30, 2019, we acquired certain assets of Courthouse Technologies, Ltd, an industry-leading provider of jury management systems that offers fully integrated, end-to-end software-as-a-service (SaaS) solution to manage all facets of juror management, from source list generation to juror processing and payment. The total purchase price was approximately $19 million in cash, subject to certain post-closing adjustments.

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

GENERAL

We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs of public sector entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which primarily utilize the Tyler private cloud, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and, in some cases, fixed fee arrangements. We also provide property appraisal outsourcing services for taxing jurisdictions.
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
Our total employee count increased to 5,291 at September 30, 2019, from 4,447 at September 30, 2018.
For the three and nine months ended September 30, 2019, respectively, total revenues increased 16.7% and 15.0%, compared to the prior year period.
Subscriptions revenue grew 28.2% and 34.4% for the three and nine months ended September 30, 2019, respectively, due to an ongoing shift toward cloud-based, software as a service business, as well as continued growth in our e-filing revenues from courts. Excluding the impact of recent acquisitions, subscriptions revenue increased 23.2% and 24.8% for the three and nine months ended September 30, 2019, respectively.
Our backlog at September 30, 2019 was $1.4 billion, a 13.9% increase from last year.

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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Revenues:
Software licenses and royalties	9.2%	9.5%	8.5%	9.8%
Subscriptions	27.3	24.9	27.1	23.2
Software services	20.0	20.4	20.2	20.9
Maintenance	39.9	40.8	39.6	41.2
Appraisal services	2.2	2.3	2.2	2.4
Hardware and other	1.4	2.1	2.4	2.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.2	2.9	3.2	2.9
Software services, maintenance and subscriptions	46.7	47.2	46.6	47.2
Appraisal services	1.5	1.5	1.4	1.6
Hardware and other	1.1	1.1	1.9	1.7
Selling, general and administrative expenses	23.2	22.3	23.5	22.0
Research and development expense	7.7	7.2	7.5	6.6
Amortization of customer and trade name intangibles	2.1	1.9	2.0	1.7
Operating income	14.5	15.9	13.9	16.3
Other income, net	0.2	0.4	0.1	0.3
Income before income taxes	14.7	16.3	14.0	16.6
Income tax provision (benefit)	0.1	(0.1)	1.5	—
Net income	14.6%	16.4%	12.5%	16.6%

Revenues

On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf (COTS) solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The following table details revenue for MicroPact for the three and nine months ended September 30, 2019, which is included in our condensed consolidated statements of income from the date of acquisition:

(In thousands)	Three Months Ended	Nine Months Ended
Revenues:
Software licenses and royalties	$1,109	$1,869
Subscriptions	2,024	4,606
Software services	5,100	12,055
Maintenance	8,120	17,854
Appraisal services	—	—
Hardware and other	3	24
Total revenues	$16,356	$36,408

We also acquired all the assets of Civic, LLC ("MyCivic"), a company that provides software solutions to connect communities. The impact of this acquisition on our operating results is not considered material and is not included in the table above. The results of these acquisitions are included with the operating results of the ES segment from their dates of acquisition.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$23,449	$19,544	$3,905	20%	$60,443	$60,224	$219	—%
A&T	1,930	2,900	(970)	(33)	7,404	7,396	8	—
Total software licenses and royalties revenue	$25,379	$22,444	$2,935	13%	$67,847	$67,620	$227	—%

Excluding the results of acquisitions, software licenses and royalties revenue increased 8.1% and decreased 2.4% for the three and nine months ended September 30, 2019, respectively, compared to the prior year period. The increase in software license and royalties revenue for the three months ended September 30, 2019, is attributed to several large on-premise sales of our financial management and schools and planning solutions partially offset by more clients choosing our subscription based option, rather than purchasing the software under a traditional perpetual software arrangement. The decline in software licenses and royalties revenue for the nine months ended September 30, 2019, is primarily attributed to a shift in the mix of new software contracts toward more subscription agreements compared to the prior year. Our total new contract value mix for the nine months ended September 30, 2019, was approximately 49% perpetual software license arrangements and approximately 51% subscription-based arrangements compared to total new contract value mix for the nine months ended September 30, 2018, of approximately 63% perpetual software license arrangements and approximately 37% subscription-based arrangements.

Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to slow as a growing number of clients choose our subscription-based options, rather than purchasing the software under a traditional perpetual software license arrangement. Subscription-based arrangements generally do not result in license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$72,398	$56,220	$16,178	29%	$207,907	$153,541	$54,366	35%
A&T	2,874	2,479	395	16	8,115	7,195	920	13
Total subscriptions revenue	$75,272	$58,699	$16,573	28%	$216,022	$160,736	$55,286	34%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which primarily utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.

Excluding the results of acquisitions, subscriptions revenue grew 23.2% and 24.8% for the three and nine months ending September 30, 2019, respectively, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and nine months ending September 30, 2019, respectively, we added 150 and 432 new SaaS clients and 20 and 60 existing on-premises clients converted to our SaaS model. Since September 30, 2018, we have added 513 new SaaS clients while 68 existing on-premises clients converted to our SaaS model. Also, e-filing services contributed approximately $1.4 million and $5.3 million to the subscriptions revenue increase for the three and nine months ended September 30, 2019, respectively, due to the addition of new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$46,296	$41,640	$4,656	11%	$138,404	$126,928	$11,476	9%
A&T	8,701	6,559	2,142	33	22,437	17,884	4,553	25
Total software services revenue	$54,997	$48,199	$6,798	14%	$160,841	$144,812	$16,029	11%

Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue increased 2.9% and 0.9% for the three and nine months ended September 30, 2019, respectively, compared to the prior year period. For the three and nine months ended, the increase is due to higher new contract volume and the addition of professional services staff to grow our capacity to deliver backlog, partially offset by clients converting from on-premises license arrangements to SaaS. Excluding employees added with acquisitions, our implementation and support staff has grown by 233 employees since September 30, 2018.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$103,438	$90,072	$13,366	15%	$297,933	$267,681	$30,252	11%
A&T	6,395	6,143	252	4	18,741	18,507	234	1.3
Total maintenance revenue	$109,833	$96,215	$13,618	14%	$316,674	$286,188	$30,486	11%
We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew 5.7% and 4.4% for the three and nine months ended September 30, 2019, respectively, compared to the prior year period. Maintenance revenue increased mainly due to annual maintenance rate increases and growth in our installed customer base from new software license sales partially offset by clients converting from on-premises license arrangements to SaaS.

Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	6,008	5,544	464	8	17,455	16,470	985	6
Total appraisal services revenue	$6,008	$5,544	$464	8%	$17,455	$16,470	$985	6%

Appraisal services revenue for the three and nine months ended September 30, 2019, increased by 8.4% and 6.0%, respectively, compared to the prior year primarily due to the addition of several new revaluation contracts started during the second quarter of 2019. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
 Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Software licenses and royalties	$971	$957	$14	1%	$2,680	$2,939	$(259)	(9)%
Acquired software	7,975	5,897	2,078	35	22,645	17,003	5,642	33
Software services, maintenance and subscriptions	128,545	111,508	17,037	15	371,464	327,080	44,384	14
Appraisal services	4,096	3,505	591	17	11,306	10,854	452	4
Hardware and other	3,096	2,574	522	20	14,870	11,718	3,152	27
Total cost of revenues	$144,683	$124,441	$20,242	16%	$422,965	$369,594	$53,371	14%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Three Months Ended			Nine Months Ended
	2019	2018	Change	2019	2018	Change
Software licenses, royalties and acquired software	64.8%	69.5%	(4.7)%	62.7%	70.5%	(7.8)%
Software services, maintenance and subscriptions	46.5	45.1	1.4	46.4	44.7	1.7
Appraisal services	31.8	36.8	(5.0)	35.2	34.1	1.1
Hardware and other	20.8	48.2	(27.4)	20.7	32.9	(12.2)
Overall gross margin	47.5%	47.3%	0.2%	47.0%	46.7%	0.3%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and nine months ended September 30, 2019, our software licenses, royalties and acquired software gross margin decreased 4.7% and 7.8%, respectively, compared to the prior year period due to higher amortization expense for acquired software resulting from acquisitions.

Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three and nine months ended September 30, 2019, both increased 1.4% and 1.7% , respectively, from the comparable prior year period. Excluding employees added through acquisitions, our implementation and support staff has grown by 233 employees since September 30, 2018, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 2.2% of total revenue for both the three and nine months ended September 30, 2019, respectively. The appraisal services gross margin for the three and nine months ended September 30, 2019, decreased 5.0% and increased 1.1%, respectively, compared to the same period in 2018. During the three months ended September 30, 2019, appraisal services gross margin decreased due to staffing increases resulting from new revaluation projects. During the nine months ended September 30, 2019, appraisal services gross margin increased due to ramp up of several new revaluation projects during second quarter 2019. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three and nine months ended September 30, 2019, respectively, our overall gross margin increased 0.2% and 0.3% compared to the prior year periods. Our overall gross margin increases for the three and nine months periods are attributed to a higher revenue mix for subscription revenues compared to the prior year periods resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. The increase in overall margins are partially offset by lower margins from software licenses, in part due to lower software license revenue and higher amortization expense for acquired software resulting from acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Selling, general and administrative expenses	$63,888	$52,605	$11,283	21%	$187,481	$152,471	$35,010	23%
SG&A as a percentage of revenues was 23.2% and 23.5% for the three and nine months ended September 30, 2019, respectively, compared to 22.3% and 22.0% for the three and nine months ended September 30, 2018, respectively. SG&A expense increased 21% and 23% for the three and nine months ended September 30, 2019, respectively. This increase is mainly due to higher share-based compensation expense, increased staffing levels, and an increase in commission expense as a result of higher sales. Excluding employees added with acquisitions, we have added 77 SG&A employees, mainly to our sales and finance teams, since September 30, 2018. For the three and nine months ended September 30, 2019, stock compensation expense rose $0.7 million and $4.9 million, respectively, compared to the same period in 2018, mainly due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Research and development expense	$21,130	$17,050	$4,080	24%	$60,172	$45,929	$14,243	31%

Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.

Research and development expense in the three and nine months ended September 30, 2019, increased 24% and 31%, respectively, compared to the prior periods mainly due to a number of new Tyler product development initiatives across our product suites, as well as investments related to recently acquired businesses. To support these initiatives, our research and development staff has grown by 154 since September 30, 2018.
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
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Amortization of other intangibles	$5,646	$4,386	$1,260	29%	$15,762	$11,742	$4,020	34%

Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Other income, net	$499	$1,041	$(542)	NM	$838	$2,198	$(1,360)	NM
Other income, net, is comprised of interest income from invested cash net of interest expense and non-usage and other fees associated with our revolving credit agreement. The decrease in other income, net, in the three and nine months ended September 30, 2019, compared to the prior periods is due to increased interest expense from new debt outstanding under our credit agreement, coupled with decreased interest income from lower levels of invested cash.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
($ in thousands)	2019	2018	$	%	2019	2018	$	%
Income tax provision (benefit)	$162	$(298)	$460	NM	$12,311	$(147)	$12,458	NM

Effective income tax rate	0.4%	(0.8)%			11.0%	(0.1)%

The change in effective tax rate for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was principally driven by the fluctuations of the excess tax benefits related to stock incentive awards. The effective income tax rates for the three and nine months ended September 30, 2019 and 2018, respectively, were different from the statutory United States federal income tax rates of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized were $11.6 million and $18.6 million for the three and nine months ended September 30, 2019, respectively, compared to $9.3 million and $30.0 million for the three and nine months ended September 30, 2018, respectively.

Excluding the excess tax benefits, the effective rate was 28.9% and 27.6% for the three and nine months ended September 30, 2019, compared to 23.3% and 25.8% for the three and nine months ended September 30, 2018, respectively.

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2019, we had cash and cash equivalents of $161.4 million compared to $134.3 million at December 31, 2018. We also had $68.2 million invested in investment grade corporate and municipal bonds as of September 30, 2019. These investments mature through 2022, and we intend to hold these investments until maturity. As of September 30, 2019, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the nine months ended September 30:

(in thousands)	2019	2018
Cash flows provided (used) by:
Operating activities	$178,527	$179,353
Investing activities	(203,204)	(222,341)
Financing activities	51,836	76,514
Net increase in cash and cash equivalents	$27,159	$33,526
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

For the nine months ended September 30, 2019, operating activities provided cash of $178.5 million. Operating activities that provided cash were primarily comprised of net income of $99.7 million, non-cash depreciation and amortization charges of $56.5 million, non-cash share-based compensation expense of $44.4 million and non-cash decrease in operating lease right-of-use assets of $4.0 million. Working capital, excluding cash, increased approximately $26.1 million mainly due to higher accounts receivable because of an increase in unbilled receivables attributed to revenues recognized prior to billings and annual subscription billings, higher deferred commissions and the timing of tax payments and deferred taxes associated with stock option activity during the period. These increases were offset by an increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings and subscription billings. Our maintenance renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 114 days at September 30, 2019, compared to 111 days at December 31, 2018 and 107 days at September 30, 2018. The increase in DSO compared to December 31, 2018, is primarily attributed to our maintenance billing cycle typically peaking at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The increase in DSO compared to September 30, 2018, is mainly due to an increase in unbilled receivables attributable to an increase in software services contracts accounted for using progress-to-completion method of revenue recognition in which the services are performed in one accounting period, but the billing normally occurs subsequently in another accounting period.
Investing activities used cash of $203.2 million in the nine months ending September 30, 2019. On February 28, 2019, we acquired all of the capital stock of MicroPact. The total purchase price, net of cash acquired of $2.0 million, was approximately $203.7 million, including $198.2 million paid in cash, accrued contingent consideration of $6.6 million and $1.0 million accrued for certain holdbacks. On February 1, 2019, we acquired all the assets of MyCivic. The total purchase price was $3.7 million in cash paid. Approximately $28.8 million was invested in property and equipment, including $15.0 million related to real estate. In addition, approximately $3.5 million of software development was capitalized in the quarter. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.

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
Financing activities provided cash of $51.8 million in the nine months ended September 30, 2019, and were comprised of purchases of treasury shares, proceeds from stock option exercises and employee stock purchase plan activity. During the nine months ended September 30, 2019, we repurchased approximately 72,000 shares of our common stock for an aggregate purchase price of $14.3 million, with an average price per share of $199.03.
Financing activities provided cash of $76.5 million in the nine months ended September 30, 2018, and were comprised of proceeds from stock option exercises and employee stock purchase plan activity. We did not repurchase any shares of our common stock during the nine months ended September 30, 2018.

In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of September 30, 2019, we had authorization from our board of directors to repurchase up to 2.6 million additional shares of Tyler common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.

We made tax payments of $18.1 million and $6.8 million in the nine months ended September 30, 2019, and 2018, respectively.

On September 30, 2019, we entered into a $400 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for a revolving credit line up to $400 million, including a $25 million sublimit for letters of credit. The Credit Agreement matures on September 30, 2024.

We anticipate that 2019 capital spending will be between $45 million and $47 million, including approximately $20 million related to real estate and approximately $6 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.

On October 30, 2019, we acquired certain assets of Courthouse Technologies, Ltd, an industry-leading provider of jury management systems that offers fully integrated, end-to-end software-as-a-service (SaaS) solution to manage all facets of juror management, from source list generation to juror processing and payment. The total purchase price was approximately $19 million in cash, subject to certain post-closing adjustments.

From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.

We lease office facilities, as well as transportation and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2027.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of September 30, 2019, we had no outstanding borrowings under our Credit Agreement and available borrowing capacity under the Credit Agreement was $400.0 million.
Borrowings under the Credit Agreement bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%.
During the nine months ended September 30, 2019, our effective average interest rate for borrowings was 3.83%. As of September 30, 2019, our interest rate was 5.25% under the Wells Fargo Bank prime rate and approximately 3.14% under the 30-day LIBOR option.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2019, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Exhibit 10.2
Credit Agreement dated September 30, 2019, among Tyler Technologies, Inc. and Wells Fargo Bank, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 10.1 to our Form 8-K dated October 2, 2019 and incorporated by reference herein).

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
Date: October 30, 2019