Form 10-K
period 2019-12-31
TYLER TECHNOLOGIES INC
filed 2020-02-19
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was $8,172,267,000 based on the reported last sale price of common stock on June 30, 2019, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 18, 2020 was 39,396,000.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 12, 2020.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I

ITEM 1.	BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector, with a focus on local governments. We partner with clients to make government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other government entities. A majority of our clients have our software installed in-house. For clients who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”), which primarily utilize the Tyler private cloud. We provide professional IT services to our clients, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing client support services to ensure product performance and reliability, which provides us with long-term client relationships and a significant base of recurring maintenance revenue. In addition, we provide electronic document filing (“e-filing”) solutions, which simplify the filing and management of court documents.
MARKET OVERVIEW
The state and local government market is one of the largest and most decentralized IT markets in the country, consisting of all 50 states, approximately 3,000 counties, 36,000 cities and towns and 13,600 school districts. This market is also comprised of approximately 37,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.
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
Gartner, Inc., a leading information technology research and advisory company, estimates that state and local government application and vertical specific software spending will grow from $17.9 billion in 2020 to $21.1 billion in 2023. The professional services and support segments of the market are expected to expand from $27.5 billion in 2020 to $29.9 billion in 2023. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $3.0 billion in 2020 to $3.7 billion in 2023 while professional services and support are expected to grow from $2.5 billion in 2020 to $2.8 billion in 2023.

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
We design, develop, market and support a broad range of software solutions to serve mission-critical “back-office” functions of the public sector with focus on local governments. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with local governments via the Internet. Our software solutions and services are generally grouped in eight major areas:

•	Financial Management and Education

•	Courts and Justice

•	Public Safety

•	Property Appraisal and Tax

•	Planning, Regulatory and Maintenance

•	Land and Vital Records Management

•	Data and Insights

•	Case Management and Business Process Management
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
Courts and Justice
We offer a complete, fully integrated suite of judicial solutions designed to handle complex, multi-jurisdictional county or statewide implementations as well as single county systems. Our solutions help eliminate duplicate data entry, promote more effective business procedures, and improve efficiency across the entire justice process.
Our unified court case management system is designed to automate the tracking and management of information involved in all case types, including criminal, traffic, civil, family, probate and juvenile courts. It also tracks the status of cases, processes fines and fees and generates the specialized judgment and sentencing documents, notices and forms required in the court process. Documents received by the court can be scanned into the electronic case file and easily retrieved for viewing. Documents generated by the court can be electronically signed and automatically attached to the electronic case file. Additional modules automate the management of court calendars, coordinate judges' schedules and generate court dockets. Our targeted courtroom technologies allow courts to rapidly review calendars, cases and view documents in the courtroom. Courts may also take advantage of our related jury management system. We also offer a solution for online dispute resolution that automates the flow and resolution of common and historically time-consuming disputes including debt, landlord, tenant, small claims, child custody and other case types.
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
Case Management and Business Process Management

We offer a low-code application development platform solution for case management and business process management. Whether based on premises or in the cloud, its Data-First™ approach allows the application to be implemented immediately and configured continuously, enabling clients to get to work quickly while keeping costs low. Our low code application platform allows government agencies the ability to track, collaborate, and report on the data that drives activities forward.
Subscription-Based Services
Subscription-based revenue is primarily derived from our SaaS arrangements, which generally utilize the Tyler private cloud, as well as our transaction-based offerings such as e-filing solutions, online dispute resolution solutions, and online payment services.
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
As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are included in subscription-based revenues and are derived from transaction fees and in some cases, fixed fee arrangements. Other transaction-based fees primary relate to online payment services, which are offered with the assistance of third-party vendors.
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
Local government taxing authorities normally reappraise properties from time to time to update values for tax assessment purposes and to maintain equity in the taxing process. In some jurisdictions, law mandates reassessment cycles; in others, they are discretionary. While some taxing jurisdictions perform reappraisals in-house, many local governments outsource this function because of its cyclical nature and because of the specialized knowledge and expertise requirements associated with it. Our appraisal services business unit has operated in this business since 1938.
In some instances, we also provide property tax and/or appraisal software products in connection with appraisal outsourcing projects, while other clients may only engage us to provide appraisal services. Appraisal outsourcing services are somewhat seasonal in nature to the extent that winter weather conditions reduce the productivity of data collection activities in connection with those projects.
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
•Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $726.7 million, or 67% of total revenues, in 2019. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $111.9 million in 2015 to $296.4 million in 2019.
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
•Establish strategic alliances. In October 2019, we announced a strategic collaboration agreement with Amazon Web Services ("AWS") for cloud hosting services. This agreement brings together Tyler, the nation's largest software company exclusively focused on the public sector, and AWS, the broadest and deepest cloud platform. Specifically, the agreement with AWS provides the framework for development, training and collaboration in order to support next-generation applications that have the scalability, resiliency, and security AWS offers. It will assist Tyler in accelerating innovation and the development of strategic initiatives. These initiatives will bring the most advanced cloud-native services to Tyler clients, improving the flow of information and providing a better experience for state, local, and federal governments.
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

Clients consist primarily of federal, state, county and municipal agencies, school districts and other local government offices. In counties, clients include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, clients include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court, and police. Contracts for software products and services are generally implemented over periods of three months to one year, although some complex implementations may span multiple years, with annually renewing maintenance and support update agreements thereafter. Although either the client or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. During 2019, approximately 40% of our revenue was attributable to ongoing support and maintenance agreements.
COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may be able to offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and/or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Infor, SAP AG, Workday, Inc., CentralSquare Technologies, Thomson Reuters Corporation, Motorola Solutions, Inc., Axon Enterprise, Inc., and Constellation Software, Inc. In addition, we sometimes compete with consulting and systems integration firms, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of local governments, which requires us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us.
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
BACKLOG
At December 31, 2019, our revenue backlog was approximately $1.46 billion, compared to $1.25 billion at December 31, 2018. The backlog represents signed contracts under which the revenue has not been recognized as of year-end. Approximately $720.6 million, or 49%, of the backlog is expected to be recognized during 2020.
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
EMPLOYEES
At December 31, 2019, we had 5,368 employees. None of our employees are represented by a labor union or are subject to collective bargaining agreements. We consider our relations with our employees to be positive.

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
We also maintain a website at www.tylertech.com. We make available free of charge through this site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Forms 4 and 5, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. In addition, copies of our annual report will be made available, free of charge, upon written request.
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
Threats to IT security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our clients and our IT. They may, for example, develop and deploy malicious software to attack our products and services and/or gain access to our networks and data centers, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats.
Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm our reputation.
We store and process increasingly large amounts of personally identifiable information and other confidential information of our clients. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve security controls, it is possible our security controls over personal data, our training of employees on data security, and other practices we follow may not prevent the improper disclosure of sensitive client data that we store and manage. Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm our reputation.

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
Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. There has also been an apparent evolution in the legal standards and regulations courts and the U.S. patent office may apply in favorably evaluating software patent rights. We are not currently involved in any material intellectual property litigation; however, we may be a party to such litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot assure you that third parties will not assert infringement or misappropriation claims against us with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, costly, and a diversion to management. Any such claims and litigation could also cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.
Clients may elect to terminate our maintenance contracts and manage operations internally.
It is possible that our clients may elect to not renew maintenance contracts for our software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications that we provide on a hosted or cloud basis). Alternatively, clients may elect to drop maintenance on certain modules that they ultimately decide not to use. This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors, which could adversely affect our business.

Material portions of our business require the Internet infrastructure to be reliable.
Part of our future success continues to depend on the use of the Internet as a means to access public information and perform transactions electronically, including, for example, electronic filing of court documents. This in part requires ongoing maintenance of the Internet infrastructure, especially to prevent interruptions in service, as well as additional development of that infrastructure. This requires a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services. If this infrastructure fails to be sufficiently developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals.
Risks Associated with Selling Products and Services into the Public Sector Marketplace
Selling products and services into the public sector poses unique challenges.
We derive substantially all of our revenues from sales of software and services to state, county, and city governments, other federal or municipal agencies, and other public entities. We expect that sales to public sector clients will continue to account for substantially all of our revenues in the future. We face many risks and challenges associated with contracting with governmental entities, including

•	Resource limitations caused by budgetary constraints, which may provide for a termination of executed contracts due to a lack of future funding

•	Long and complex sales cycles

•	Contract payments at times being subject to achieving implementation milestones, and we may have differences with clients as to whether milestones have been achieved

•	Political resistance to the concept of contracting with third parties to provide IT solutions

•	Legislative changes affecting a local government’s authority to contract with third parties

•	Varying bid procedures and internal processes for bid acceptance

•	Various other political factors, including changes in governmental administrations and personnel
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
We could face additional competition as other established and emerging companies enter the public sector software application market and new products and technologies are introduced. Increased competition could result in pricing pressure, fewer client orders, reduced gross margins, and loss of market share. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective clients. It is possible that new competitors or alliances may emerge and rapidly gain significant market share. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business.
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
Increases in investment in research and development could decrease overall margins.
An important element of our corporate strategy is to continue to dedicate a significant amount of resources to research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. Because we expense the majority of our research and development costs, increased investment could adversely affect operating margins.
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
We continue to expand our operations by pursuing existing and potential market opportunities. This growth places significant demands on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures, and controls on a timely basis. If we fail to implement these systems, our business may be materially adversely affected.
We may be unable to hire, integrate, and retain qualified personnel.
Our continued success will depend upon the availability and performance of our key management, sales, marketing, client support, and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our continued success will depend in large part upon our ability to attract, integrate, and retain such personnel. We have at times experienced and continue to experience challenges, in recruiting qualified personnel. Competition for qualified software development, sales, and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel.
Compliance with changing regulation of corporate governance may result in additional expenses.
Changing laws, regulations, and standards relating to corporate governance, compliance, and public disclosure can create uncertainty for public companies. The costs required to comply with such evolving laws are difficult to predict. To maintain high standards of corporate governance, compliance, and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in an unforeseen increase in general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities, which may harm our operating results.

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
We occupy a total of approximately 1.2 million square feet of office space, of which approximately 746,000 square feet is in various office facilities we own. We own or lease offices for our major operations in the states of Arizona, Arkansas, California, Colorado, Georgia, Iowa, Maine, Massachusetts, Michigan, Missouri, Montana, New Hampshire, New York, North Carolina, Ohio, Tennessee, Texas, Virginia, Washington, Washington D.C., Wisconsin, Ontario and British Columbia, Canada and the Philippines.

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
Our common stock is traded on the New York Stock Exchange under the symbol “TYL.” At December 31, 2019, we had approximately 1,215 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 1,215 beneficial owners of our common stock.
We did not pay any cash dividends in 2019 or 2018. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock incentive plan, restricted stock units and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants, purchase rights and vesting of restricted stock units as of December 31, 2019	Weighted average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2019)
Plan Category
Equity compensation plans approved by security shareholders:
2018 Incentive Stock Plan	4,052,461	$155.92	3,097,303
Employee Stock Purchase Plan	9,681	255.02	701,837
Equity compensation plans not approved by security shareholders	—	—	—
	4,062,142	$156.15	3,799,140
As of December 31, 2019, we had authorization to repurchase up to approximately 2.6 million additional shares of Tyler common stock. During 2019, we purchased approximately 72,000 shares of our common stock for an aggregate purchase price of $14.3 million.
A summary of the repurchase activity during 2019 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	71,793	1,500,000	$199.03	2,620,925
Three months ended June 30	—	—	—	2,620,925
Three months ended September 30	—	—	—	2,620,925
October 1 through October 31	—	—	—	2,620,925
November 1 through November 30	—	—	—	2,620,925
December 1 through December 31	—	—	—	2,620,925
	71,793	1,500,000	$199.03
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002 and was amended at various times from 2003 through 2019. There is no expiration date specified for the authorization, and we intend to repurchase stock under the program from time to time.
As of February 19, 2020, we had remaining authorization to repurchase up to 2.6 million additional shares of our common stock.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2014. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

Company / Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Tyler Technologies, Inc.	100	159.28	130.46	161.78	169.79	274.14
S&P 500 Stock Index	100	101.38	113.51	138.29	132.23	173.86
S&P 600 Information Technology Index	100	104.65	140.08	154.48	140.68	196.38

ITEM 6.	SELECTED FINANCIAL DATA.

	FOR THE YEARS ENDED DECEMBER 31,
	2019 (a)	2018	2017 (b),(c)	2016 (b)	2015
STATEMENT OF OPERATIONS DATA:
Revenues	$1,086,427	$935,282	$840,899	$759,880	$591,022
Cost and expenses:
Cost of revenues	569,527	495,704	441,522	400,692	313,835
Selling, general and administrative expenses	257,746	207,605	175,914	165,176	133,317
Research and development expense	81,342	63,264	47,324	43,154	29,922
Amortization of customer and trade name intangibles	21,445	16,217	13,381	13,202	5,905
Operating income	156,367	152,492	162,758	137,656	108,043
Other income, net	3,471	3,378	698	(1,998)	381
Income before income taxes	159,838	155,870	163,456	135,658	108,424
Income tax (benefit) provision (c)	13,311	8,408	(6,115)	21,957	43,555
Net income	146,527	147,462	169,571	113,701	64,869
Net earnings per diluted share	$3.65	$3.68	$4.32	$2.92	$1.77
Weighted average diluted shares	40,105	40,123	39,246	38,961	36,552
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$254,720	$250,203	$195,755	$191,859	$134,327
Cash flows used by investing activities	(245,015)	(238,255)	(85,395)	(50,720)	(398,459)
Cash flows (used) provided by financing activities	88,698	(63,595)	39,415	138,075	91,052
BALANCE SHEET DATA:
Total assets	$2,191,614	$1,790,963	$1,611,351	$1,378,502	$1,356,570
Revolving line of credit	—	—	—	10,000	66,000
Shareholders' equity	1,617,058	1,324,846	1,191,736	934,540	858,857
(a) Reflects the impact of the adoption of Accounting Standards Update ("ASU") ASU No. 2016-02, Leases ("Topic 842") in fiscal year 2019. Refer to Note - 1 "Summary of Significant Accounting Policies" for further discussion.
(b) Reflects the impact of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers in fiscal year 2018.
(c) 2017 includes the significant impact of the enactment of the Tax Cuts and Jobs Act ("Tax Act"). The most significant impact of the Tax Act to us is the reduction in the U.S. federal corporate income tax rate from 35% to 21%. The impact of the rate reduction on our 2017 income tax provision is a $26.0 million tax benefit due to the remeasurement of deferred tax assets and liabilities.

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
OVERVIEW
General
We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs of cities, counties, schools and other local government entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which primarily utilize the Tyler private cloud, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and, in some cases, fixed fee arrangements. Other transaction based fees primary relate to online payment services. We also provide property appraisal outsourcing services for taxing jurisdictions.
Our products generally automate eight major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, (6) land and vital records management, (7) data and insights and (8) case management and business process management. We report our results in two segments. The Enterprise Software ("ES") segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, land and vital records management, data and insights and case management and business management processes. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.

Our total employee count increased to 5,368 at December 31, 2019, from 4,525 at December 31, 2018.
For the twelve months ended December 31, 2019, total revenues increased 16% compared to the prior year. Excluding the impact of acquisitions, total revenues increased 8% compared to prior year. Revenues from acquisitions contributed 8% of growth for the twelve months ended December 31, 2019.
Subscriptions revenue grew 34% for the twelve months ended December 31, 2019, due to a gradual shift toward cloud-based, software as a service business, as well as continued strong growth in our e-filing revenues from courts and other transaction-based revenues. Excluding the impact of acquisitions, subscriptions revenue increased 26% for the twelve months ended December 31, 2019.
Our backlog at December 31, 2019 was $1.46 billion, a 17% increase from last year.
Recent Acquisitions

On October 30, 2019, we acquired certain assets of Courthouse Technologies, Ltd ("CHT"), an industry-leading provider of jury management systems that offers a fully integrated, end-to-end software-as-a-service (SaaS) solution to manage all facets of juror management, from source list generation to juror processing and payment. The total purchase price was approximately $20.5 million of which $19.1 million was paid in cash and approximately $1.4 million was accrued for working capital and indemnity holdbacks, subject to certain post-closing adjustments.
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf ("COTS") solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The total purchase price, net of cash acquired of $2.0 million, was approximately $202.2 million consisting of $198.2 million paid in cash and accrued contingent consideration of $6.0 million, subject to the achievement of certain financial performance objectives.
On February 1, 2019, we acquired all the assets of Civic, LLC ("MyCivic"), a company that provides software solutions to connect communities. The total purchase price was $3.7 million in cash.
As of December 31, 2019, the purchase price allocations for MicroPact and MyCivic are complete. As of December 31, 2019, the purchase price allocation for CHT is not yet complete, therefore the preliminary valuation estimates of fair value assumed at the acquisition date including intangible assets, receivables and deferred revenue are subject to change as the valuation is finalized.
The operating results of all 2019 acquisitions are included with the operating results of the Enterprise Software segment since their date of acquisition. Revenues from MicroPact included in Tyler's results of operations totaled approximately $63.0 million and the net loss was approximately $98,000 for the twelve months ended December 31, 2019. The impact of the MyCivic and CHT acquisitions, individually and in the aggregate, on our operating results, assets and liabilities is not material.
Our balance sheet as of December 31, 2019, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
Revenues – We derive our revenues from five primary sources: sale of software licenses and royalties; subscription-based arrangements; software services; maintenance; and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 67% of our revenue in 2019. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver to our business, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and churn as we historically have experienced very low customer turnover. During 2019, based on our number of customers, turnover was approximately 2%.

Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2019, our total employee count increased to 5,368 from 4,525 at December 31, 2018.

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
Adoption of New Lease Accounting Standard
We adopted Topic 842 using the transition method that allows us to initially apply the guidance at the adoption date of January 1, 2019, and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We used the package of practical expedients that allows us to not reassess: (1) lease classification for any expired or existing leases and (2) initial direct costs for any expired or existing leases. We did not elect to use the hindsight application for evaluating the life of lease arrangements. The impact of adoption is reflected in the financial information herein. For additional details, see Note 1 - Summary of Significant Accounting Policies" to our consolidated financial statements in this report.

The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019, included the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. We had no finance leases prior to the adoption of Topic 842 and currently do not have any.

Recent Accounting Guidance not yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We will adopt the new standard in the first quarter of 2020 and believe the impact on our consolidated financial statements and results of operations will not be material.
Outlook

The local government software market continues to be active, and our backlog at December 31, 2019 reached $1.46 billion, a 17% increase from last year. We expect to continue to achieve solid growth in revenue and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development to better position us to continue to expand our addressable market and strengthen our competitive position in the public sector software market over the long term.

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
For arrangements that involve significant production, modification or customization of the software, or where software services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion. We measure progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often implemented over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. When software services are distinct, the fee allocable to the service element is recognized over the time we perform the services and is billed on a time and material or milestones basis.

Subscription-based services consist of revenues derived from SaaS arrangements, which primarily utilize the Tyler private cloud, and electronic filing transactions. Revenue from subscription-based services is generally recognized over time on a ratable basis over the contract term, beginning on the date that our service is made available to the customer. For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. We recognize SaaS arrangements ratably over the term of the arrangement, which range from one to ten but are typically for a period of three to five years. For software services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
We maintain allowances for doubtful accounts, which are provided at the time the revenue is recognized. Since most of our customers are domestic governmental entities, we rarely incur a loss resulting from credit risk associated with the inability of a customer to make required payments. Events or changes in circumstances that indicate that the carrying amount for the allowances for doubtful accounts may require revision include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.
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

We assess goodwill for impairment annually as of April 1st, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. When testing goodwill for impairment quantitatively, we first compare the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, a second step is performed to measure the amount of potential impairment. In the second step, we compare the implied fair value of reporting unit goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization. Our annual goodwill impairment analysis, which we performed qualitatively during the second quarter of 2019, did not result in an impairment charge. During 2019, we did not identify any triggering events that would require an update to our annual impairment review.
All intangible assets (other than goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets. During 2019, we did not identify any triggering events that would indicate that the carrying amount of our intangible assets may not be recoverable.
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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2019, 2018 and 2017.

	Percentage of Total Revenues Years Ended December 31,
	2019	2018	2017
Revenues:
Software licenses and royalties	9.2%	10.0%	10.3%
Subscriptions	27.3	23.6	20.5
Software services	19.6	20.5	21.5
Maintenance	39.6	41.1	42.6
Appraisal services	2.2	2.3	3.0
Hardware and other	2.1	2.5	2.1
Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of software licenses, royalties and acquired software	3.2	2.9	3.0
Cost of software services, maintenance and subscriptions	46.2	46.9	46.1
Cost of appraisal services	1.4	1.5	1.9
Cost of hardware and other	1.6	1.7	1.5
Selling, general and administrative expenses	23.7	22.2	20.9
Research and development expense	7.5	6.8	5.6
Amortization of customer and trade name intangibles	2.0	1.7	1.6
Operating income	14.4	16.3	19.4
Other income, net	0.3	0.4	0.1
Income before income taxes	14.7	16.7	19.5
Income tax (benefit) provision	1.2	0.9	(0.7)
Net income	13.5%	15.8%	20.2%
2019 Compared to 2018
Revenues
On February 28, 2019, we acquired all of the capital stock of MicroPact, a leading provider of COTS solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The following table details revenue for MicroPact for the period presented as of December 31, 2019, which is included in our consolidated statements of income from the date of acquisition:

2019
Revenues:
Software licenses and royalties	$8,737
Subscriptions	7,472
Software services	18,143
Maintenance	28,642
Appraisal services	—
Hardware and other	24
Total revenues	$63,018

On October 30, 2019, we acquired certain assets of CHT, an industry-leading provider of jury management systems that offers a fully integrated, end-to-end SaaS solution to manage all facets of juror management, from source list generation to juror processing and payment. On February 1, 2019, we acquired all the assets of MyCivic, a company that provides software solutions to connect communities. The impact of the CHT and MyCivic acquisitions on our operating results is not considered material, individually and in the aggregate, and is not included in the table above. The results of the MicroPact, CHT and MyCivic acquisitions are included with the operating results of the ES segment from their dates of acquisition. For comparative purposes, we have provided explanations for changes in operations to exclude results of operations for these acquisitions noting the exclusion.
Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
ES	$92,567	$83,735	$8,832	11%
A&T	7,638	9,706	(2,068)	(21)
Total software licenses and royalties revenue	$100,205	$93,441	$6,764	7%
Excluding the impact of acquisitions, software licenses and royalties revenue decreased 2% compared to prior year. The decline was primarily due to a shift in the mix of new software contracts toward more subscription agreements compared to the prior year. Our total new contract value mix in 2019, was approximately 37% perpetual software license arrangements and approximately 63% subscription-based arrangements compared to total new contract value mix in 2018, of approximately 59% perpetual software license arrangements and approximately 41% subscription-based arrangements.
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
Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
ES	$285,092	$210,740	$74,352	35%
A&T	11,260	9,807	1,453	15
Total subscriptions revenue	$296,352	$220,547	$75,805	34%
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
Excluding the results of acquisitions, subscription-based revenue increased 26% compared to 2018.  New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscription revenue increase. In 2019, we added 596 new SaaS clients and 78 existing clients elected to convert to our SaaS model. Also, e-filing services contributed approximately $7.0 million of the subscription revenue increase in 2019. The increase in e-filing revenue is attributed to new e-filing clients, as well as increased volumes as the result of several existing clients mandating e-filing.

Software services.
The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
ES	$185,892	$166,921	$18,971	11%
A&T	27,169	24,348	2,821	12
Total software services revenue	$213,061	$191,269	$21,792	11%
Software services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses or subscriptions generally also contract with us to provide for the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Excluding the results of acquisitions, software services revenue grew 0.4% compared to the prior year period. The slight increase is due to higher new contract volume and the addition of professional services staff to grow our capacity to deliver backlog. Excluding employees added with acquisitions, our implementation and support staff has grown by 232 employees since December 31, 2018.
Maintenance.
The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
ES	$405,063	$359,904	$45,159	13%
A&T	25,255	24,617	638	3
Total maintenance revenue	$430,318	$384,521	$45,797	12%
We provide maintenance and support services for our software products and certain third-party software. Excluding the results of acquisitions, maintenance revenue grew 4% compared to the prior year. Maintenance and support revenue increased mainly due to growth in our installed customer base from new software license sales as well as annual maintenance rate increases, partially offset by clients converting from on-premises license arrangements to SaaS.
Appraisal services.
The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
ES	$—	$—	$—	—%
A&T	23,479	21,846	1,633	7
Total appraisal services revenue	$23,479	$21,846	$1,633	7%
In 2019, appraisal services revenue increased 7% compared to the prior year primarily due to the addition of several new revaluation contracts started during the second quarter of 2019. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
Software licenses and royalties	$3,938	$3,802	$136	4%
Acquired software	30,642	22,972	7,670	33
Software services, maintenance and subscriptions	502,138	438,923	63,215	14
Appraisal services	15,337	14,299	1,038	7
Hardware and other	17,472	15,708	1,764	11
Total cost of revenues	$569,527	$495,704	$73,823	15%
The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2019	2018	Change
Software licenses, royalties and acquired software	65.5%	71.3%	(5.8)%
Software services, maintenance and subscriptions	46.6	44.9	1.7
Appraisal services	34.7	34.5	0.2
Hardware and other	24.1	33.6	(9.5)
Overall gross margin	47.6%	47.0%	0.6%
Software licenses, royalties and acquired software. Cost of software licenses, royalties and acquired software is primarily comprised of amortization expense for acquired software and third-party software costs. We do not have any direct costs associated with royalties. The gross margin decrease of 5.8% is due to an increase in amortization expense for acquired software resulting from acquisitions completed in the last half of 2018 and in 2019.
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. In 2019, the software services, maintenance and subscriptions gross margin increased 1.7% compared to the prior year. Excluding employees added through acquisitions, our implementation and support staff has grown by 232 employees since December 31, 2018 as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue comprised approximately 2.2% of total revenue. The appraisal services gross margin increased 0.2% compared to 2018 due to ramp up of several new revaluation projects during second quarter 2019.
Our 2019 blended gross margin slightly increased 0.6% compared to 2018. Our overall gross margin increase is attributed to a higher revenue mix for subscription revenues compared to the prior year period resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. The increase in overall margins are partially offset by lower margins from software licenses, in part due to lower software license revenue and higher amortization expense for acquired software resulting from acquisitions.

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

			Change
($ in thousands)	2019	2018	$	%
Selling, general and administrative expenses	$257,746	$207,605	$50,141	24%
SG&A as a percentage of revenue was 23.7% in 2019 compared to 22.2% in 2018. SG&A expense increased approximately 24% compared to the prior year period.  In 2019, our operating results include $19.9 million of SG&A expenses for MicroPact from the date of acquisition. The remaining SG&A expense increase is mainly due to compensation cost related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. Excluding employees added with acquisitions, we added 81 employees mainly to our sales and finance teams since December 31, 2018. In addition, our 2019 stock compensation expense rose $5.8 million, mainly due to increases in our stock price over recent years.
Research and Development Expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
Research and development expense	$81,342	$63,264	$18,078	29%
Research and development expense increased 29% in 2019 compared to the prior year period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development at recently acquired businesses. To support these initiatives, our research and development staff has grown by 153 since December 31, 2018.
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

			Change
($ in thousands)	2019	2018	$	%
Amortization of customer and trade name intangibles	$21,445	$16,217	$5,228	32%
Amortization of customer and trade name intangibles increased due to the impact of intangibles added with several acquisitions completed in 2018 and 2019.

Estimated annual amortization expense relating to customer and trade name acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years and thereafter is as follows (in thousands):

2020	$21,357
2021	21,237
2022	20,747
2023	20,673
2024	20,121
Thereafter	135,264
Amortization expense relating to acquired leases will be recorded as a reduction to hardware and other revenue and is expected to be $525,000 in 2020, $525,000 in 2021, $525,000 in 2022, $525,000 in 2023, $525,000 in 2024 and $512,000 thereafter.
Other
The following table sets forth a comparison of other income, net for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
Other income, net	$3,471	$3,378	$93	3%
Other income is comprised of interest income from invested cash net of interest expense and non-usage and other fees associated with our revolving credit agreement. Other income, net, increased compared to the prior period due to increased interest income from higher levels of cash and investments resulting from cash generated in the current year offset by increased interest expense from new debt outstanding during the current year under our credit agreement.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2019	2018	$	%
Income tax provision	$13,311	$8,408	$4,903	58%

Effective income tax rate	8.3%	5.4%
The increase in the income tax provision and the effective income tax rate in 2019 compared to the prior year is primarily due to lower excess tax benefits from stock option exercises in 2019. Stock option exercise activity in 2019 generated excess tax benefits of $29.8 million, while stock option exercise activity in 2018 generated $32.5 million excess tax benefits. In addition, the 2018 income tax provision contains a tax benefit of $1.8 million resulting from the remeasurement of deferred tax assets and liabilities associated with the enactment of the 2017 Tax Act which reduced the statutory U.S. federal corporate income tax rate from 35% to 21%. Excluding the impact of the excess tax benefits and the Tax Act, our income tax provision and effective tax rate in 2019 would have been $43.1 million and 27.0% and in 2018, would have been $42.6 million and 27.4%, respectively.
The effective income tax rates in both 2019 and 2018 differed from the United States federal statutory corporate income tax rate of 21% due to state income taxes, the research tax credit, non-deductible share-based compensation expense, disqualifying incentive stock option dispositions, and other non-deductible business expenses.

2018 Compared to 2017
Revenues
Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2018	2017	$	%
ES	$83,735	$78,388	$5,347	7%
A&T	9,706	7,854	1,852	24
Total software licenses and royalties revenue	$93,441	$86,242	$7,199	8%
Software license and royalties revenue increased 8% compared to the prior year. The majority of this growth was due to an active marketplace as the result of generally positive local government economic conditions, as well as our increasingly strong competitive position, which we attribute in part to our investment in product development in recent years. An increase in the number of larger contracts related to our planning, regulatory and maintenance solutions and public safety solutions also contributed to the growth in license revenue.

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

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2018	2017	$	%
Software licenses and royalties	$3,802	$3,321	$481	14%
Acquired software	22,972	21,686	1,286	6%
Software services, maintenance and subscriptions	438,923	387,634	51,289	13
Appraisal services	14,299	16,286	(1,987)	(12)
Hardware and other	15,708	12,595	3,113	25
Total cost of revenues	$495,704	$441,522	$54,182	12%
The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2018	2017	Change
Software licenses, royalties and acquired software	71.3%	71.0%	0.3%
Software services, maintenance and subscriptions	44.9	45.6	(0.7)
Appraisal services	34.5	34.9	(0.4)
Hardware and other	33.6	28.8	4.8
Overall gross margin	47.0%	47.5%	(0.5)%
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
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and on-going operation of SaaS and e-filing arrangements. In 2018, the software services, maintenance and subscriptions gross margin decreased 0.7% compared to the prior year. Excluding employees added through acquisitions, our implementation and support staff grew by 57 employees in 2018 as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Recognition of acquisition-related deferred revenue associated with subscriptions and maintenance also resulted in lower gross margins.
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
SG&A as a percentage of revenue was 22.2% in 2018 compared to 20.9% in 2017. SG&A expense increased approximately 18% compared to the prior year period.  In 2018, our operating results include $9.1 million of SG&A expenses for Socrata from the date of acquisition. The remaining SG&A expense increase is mainly due to compensation cost related to increased staff levels, higher stock compensation expense and increased commission expense as a result of higher sales. Excluding employees added with acquisitions, we added 47 employees mainly to our sales and finance teams since in 2018. In addition, our 2018 stock compensation expense rose $11.2 million, mainly due to increases in our stock price over the last few years.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2018	2017	$	%
Research and development expense	$63,264	$47,324	$15,940	34%
Research and development expense increased 34% in 2018 compared to the prior year period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development at recently acquired businesses. To support these initiatives, our research and development staff grew by 159 in 2018.
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
Other
The following table sets forth a comparison of other income, net for the years ended December 31:

			Change
($ in thousands)	2018	2017	$	%
Other income, net	$3,378	$698	$2,680	384%
Other income is comprised of interest income from invested cash net of interest expense and non-usage and other fees associated with our revolving credit agreement. Other income, net, increased compared to the prior period due to increased interest income from significantly higher levels of cash and investments resulting from cash generated in the last year. We had no debt in 2018, as we repaid all borrowings under the revolving line of credit in January 2017.
Income Tax Provision (Benefit)
The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2018	2017	$	%
Income tax provision (benefit)	$8,408	$(6,115)	$14,523	(237)%

Effective income tax rate	5.4%	(3.7)%
The increase in the income tax provision in 2018 is primarily due to the one-time tax benefit of $26.0 million recognized in the fourth quarter of 2017 resulting from the remeasurement of deferred tax assets and liabilities associated with the enactment of the Tax Act which reduced the statutory U.S. federal corporate income tax rate from 35% to 21%. The increase is somewhat offset by the decrease in statutory U.S. federal corporate income tax rate for 2018. In addition, excess tax benefits from stock option exercises were lower in 2018 as compared to the prior period. Stock option exercise activity in 2018 generated excess tax benefits of $32.5 million, while stock option exercise activity in 2017 generated $40.6 million excess tax benefits.

The increase in the effective income tax rate in 2018 compared to 2017 is also primarily attributable to the one-time tax benefit associated with the Tax Act recognized in 2017 and the decrease in excess tax benefits related to stock option exercises realized, offset by the decrease in statutory U.S. federal corporate income tax rate for 2018. Excluding the impact of the Tax Act and the excess tax benefits, our income tax provision and effective tax rate in 2018 would have been $42.6 million and 27.4% and in 2017, would have been $60.5 million and 37.0%, respectively.
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
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2019, we had cash and cash equivalents of $232.7 million compared to $134.3 million at December 31, 2018. We also had $81.6 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of December 31, 2019 compared to $97.7 million at December 31, 2018. These investments mature between 2020 through 2023 and we intend to hold these investments until maturity. Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds. As of December 31, 2019, we had no outstanding borrowings and no outstanding letters of credit. We believe our revolving line of credit, cash from operating activities, cash on hand and access to the credit markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2019	2018	2017
Cash flows provided (used) by:
Operating activities	$254,720	$250,203	$195,755
Investing activities	(245,015)	(238,255)	(85,395)
Financing activities	88,698	(63,595)	39,415
Net increase (decrease) in cash and cash equivalents	$98,403	$(51,647)	$149,775
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
In 2019, operating activities provided cash of $254.7 million compared to $250.2 million in 2018. Operating activities that provided cash were primarily comprised of net income of $146.5 million, non-cash depreciation and amortization charges of $76.7 million and non-cash share-based compensation expense of $60.0 million. Working capital, excluding cash, increased approximately $35.5 million due to higher accounts receivable resulting from an increase in unbilled receivables attributed to revenues recognized prior to billings, higher accounts receivable related to annual maintenance and subscription billings, timing of income tax payments, and the deferred taxes associated with stock option activity during the period. These increases were offset by the growth in deferred revenue balances and timing of payments of payroll related taxes and vendor invoices.
In general, changes in the balance of deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription billings. Our renewal dates occur throughout the year, but our largest maintenance renewal cycles occur in the second and fourth quarters.
Days sales outstanding in accounts receivable were 117 days at December 31, 2019, compared to 111 days at December 31, 2018. The increase in our DSO is mainly due to an increase in unbilled receivables attributed to the increase in software license revenue for which we have recognized revenue at the point in time when the software is made available to the customer, but the billing has not yet been submitted to the customer. An increase in software services contracts accounted for using progress-to-completion method of revenue recognition in which the services are performed in one accounting period, but the billing normally occurs subsequently in another accounting period also contributed to the increase in DSO. Furthermore, our maintenance billing cycle typically peaks at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable (excluding long-term receivables but including unbilled receivables) divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $245.0 million in 2019 compared to $238.3 million in 2018. We invested $54.7 million and received $70.8 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2020 through 2023. On February 28, 2019, we acquired all of the capital stock of MicroPact. The total purchase price, net of cash acquired of $2.0 million, was approximately $202.2 million, including $198.2 million paid in cash and accrued contingent consideration of $6.0 million at December 31, 2019. On February 1, 2019, we acquired all the assets of MyCivic for the total purchase price of $3.7 million paid in cash. On October 30, 2019, we acquired certain assets of CHT. The total purchase price was approximately $20.5 million of which $19.1 million was paid in cash and approximately $1.4 million accrued for working capital and indemnity holdbacks, subject to certain post-closing adjustments. Approximately $37.2 million was invested in property and equipment, including $20.8 million related to real estate. In addition, approximately $4.8 million of software development was capitalized in 2019. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings. These expenditures were funded from cash generated from operations.
In 2018, we invested $115.6 million and received $81.2 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities. Approximately $27.4 million was invested in property and equipment, primarily for computer equipment, furniture and fixtures in support of internal growth, particularly with respect to our cloud-based offerings. We paid $2.2 million for the expansion of existing buildings. On December 7, 2018, we acquired certain assets and intellectual property of SceneDoc, Inc., a company that provides mobile-first, SaaS field reporting for law enforcement agencies. The total purchase price was approximately $6.2 million in cash. On October 1, 2018, we acquired all of the equity interests of MobileEyes, a company that develops software to improve public safety by supporting fire prevention and suppression, emergency response, and structural safety. The total purchase price was approximately $5.3 million in cash. On August 31, 2018, we acquired all of the assets of CaseloadPRO, a company that provides a fully featured probation case management system. The purchase price of $9.3 million was paid in cash. On April 30, 2018, we acquired all of the capital stock of Socrata, a company that provides open data and data-as-a-service solutions including cloud-based data integration, visualization, analysis, and reporting solutions for state and local government agencies.  The purchase price, net of cash acquired of $1.7 million, was $147.6 million paid in cash. On April 30, 2018, we acquired all of the equity interests of Sage, a cybersecurity company offering a suite of services that supports an entire cybersecurity lifecycle, including program development, education and training, technical testing, advisory services, and digital forensics. The total purchase price was $11.6 million paid in cash. These expenditures were funded from cash generated from operations.

Financing activities provided cash of $88.7 million in 2019 compared to cash used of $63.6 million in 2018. Financing activities in 2019 were primarily comprised of collections of $106.5 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 72,000 shares of our common stock for an aggregate purchase price of $14.3 million.
Financing activities used cash of $63.6 million in 2018 compared to cash provided of $39.4 million in 2017. Financing activities in 2018 were primarily comprised of collections of $83.0 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 781,000 shares of our common stock for an aggregate purchase price of $150.1 million, of which $3.5 million was accrued as of December 31, 2018.

In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2019. As of February 19, 2020, we had remaining authorization to repurchase up to 2.6 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

On September 30, 2019, we entered into a $400.0 million credit agreement (the “Credit Facility”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Facility provides for an unsecured revolving credit line of up to $400.0 million, including a $25.0 million sublimit for letters of credit. The Credit Facility matures on September 30, 2024. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases. Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the 30, 60, 90 or 180 day LIBOR rate plus a margin of 1.125% to 1.75%. As of December 31, 2019, our interest rate was 4.88% under the prime rate option or approximately 2.89% under the 30-day LIBOR option. The Credit Facility is secured by substantially all of our assets. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2019, we were in compliance with those covenants.

As of December 31, 2019, we had no outstanding borrowings and had unused borrowing capacity of $400.0 million under the Credit Facility. We paid interest of $1,750,000 in 2019, $770,000 in 2018, and $804,000 in 2017.
We paid income taxes, net of refunds received, of $21.3 million in 2019, $6.8 million in 2018, and $36.0 million in 2017. In 2019, we experienced significant stock option exercise activity that generated net tax benefits of $29.8 million and reduced tax payments accordingly. In 2018 and 2017, excess tax benefits were $32.5 million and $40.6 million, respectively.
We anticipate that 2020 capital spending will be between $36 million and $38 million, including approximately $9 million related to real estate and approximately $7 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
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

Summarized in the table below are our obligations to make future payments under the Credit Facility and lease obligations at December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Lease obligations	7,684	6,246	3,960	2,923	2,478	2,042	25,333
Total future payment obligations	$7,684	$6,246	$3,960	$2,923	$2,478	$2,042	$25,333
As of December 31, 2019, we do not have any off-balance sheet arrangements, guarantees to third-parties or material purchase commitments.
CAPITALIZATION
At December 31, 2019, our capitalization consisted of no outstanding borrowings and $1.6 billion of shareholders’ equity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
In 2019, our effective average interest rate for borrowings was 3.84%. As of December 31, 2019, our interest rate was 4.88% under the prime rate option or approximately 2.89% under the 30-day LIBOR option. Loans under the Credit Facility bear interest, at Tyler’s option, at a per annum rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%.
As of December 31, 2019, we had no outstanding borrowings under the Credit Facility and therefore are not subject to any interest risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2019, Tyler’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MicroPact, which is included in our 2019 consolidated financial statements and constituted 11.5% of total assets as of December 31, 2019 and 5.8% of revenues for the year then ended.
Tyler’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2020” in our Proxy Statement when filed.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm	F-1
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	F-4
		Consolidated Balance Sheets as of December 31, 2019 and 2018	F-5
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017	F-7
		Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-6
		Notes to Consolidated Financial Statements	F-8
	(2)	Financial statement schedules:

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
4.2
Credit Agreement dated September 30, 2019, among Tyler Technologies, Inc. and Wells Fargo Bank, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 10.1 to our Form 8-K dated October 02, 2019, and incorporated by reference herein).

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

10.5
Agreement and plan of merger by and among Tyler Technologies, Inc. TMP Subsidiary, Inc., MP Holding Parent, Inc. (filed as Exhibit 10.7 to our Form 10-K dated February 20, 2019 and incorporated by reference herein).

10.6
Tyler Technologies, Inc. 2018 Stock Option Plan effective as of May 9, 2018 (filed as Appendix A to the registrant's Proxy Statement filed with the Commission on March 28, 2018 and incorporated by reference herein).

*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.
*32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
*101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Extenstion Labels Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	— Filed herewith.
A copy of each exhibit may be obtained at a price of 15 cents per page, with a $10.00 minimum order, by writing Investor Relations, 5101 Tennyson Parkway, Plano, Texas, 75024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 19, 2020	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 19, 2020	By:	/s/ John S. Marr, Jr.
John S. Marr, Jr.
Executive Chairman of the Board
Director

Date: February 19, 2020	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: February 19, 2020	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: February 19, 2020	By:	/s/ W. Michael Smith
W. Michael Smith
Chief Accounting Officer
(principal accounting officer)

Date: February 19, 2020	By:	/s/ Donald R. Brattain
Donald R. Brattain
Director

Date: February 19, 2020	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director

Date: February 19, 2020	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 19, 2020	By:	/s/ J. Luther King
J. Luther King
Director

Date: February 19, 2020	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director

Date: February 19, 2020	By:	/s/ Dustin R.Womble
Dustin R. Womble
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of hours for certain progress-to-completion (POC) arrangements
Description of the Matter
As described in Note 1"Summary of Significant Accounting Policies" to the consolidated financial statements under "Revenue Recognition," many of the Company’s software arrangements involve "off-the-shelf" software. For arrangements that involve significant production, modification or customization of the software, or where software services are otherwise not considered distinct, the Company recognizes revenue over time based on a measurement of progress-to-completion (POC). The Company measures POC primarily using labor hours incurred, believing it best depicts the pattern of transfer of control to the customer, which occurs as the Company incurs costs on its contracts. Estimates of budgeted total hours for these arrangements requires management judgment.

Auditing management’s estimates of total budgeted contract hours required additional audit effort due to the existence of management judgment required to make these estimates for arrangements that are completed over an extended period. These estimates require ongoing monitoring by management and may require revision over time.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to review contract progress-to-date and total budgeted hours, inclusive of executed contract amendments and change orders.

To test the appropriateness of management’s assessment of contract progress-to-date, our audit procedures included, among others, obtaining an understanding of any increase or decrease to budgeted hours via contract amendments or change orders, observing quarterly POC meetings where the Company discussed contract progress-to-date and evaluated the appropriateness of contract estimated hours to complete, reviewing signed Company attestations as to the contracts’ progress toward completion, performing a sensitivity analysis to assess the impact of changes to the budgeted hours on the amount of revenue recognized, and performing an analysis of completed contracts to compare actual hours incurred upon completion to the original budget.

Accounting for the acquisition of MP Holdings Parent, Inc.
Description of the Matter
As described in Note 2 "Acquisitions" to the consolidated financial statements, the Company completed three acquisitions during 2019 for net consideration of $226.5 million. The most significant of these was the acquisition of MP Holdings Parent, Inc. (MicroPact) for net consideration of $202.2 million. The transactions were accounted for as business combinations.

Auditing the Company’s accounting for the MicroPact acquisition was more complex due to the significant estimations used by management in determining the fair values of assets acquired and liabilities assumed, in particular the fair values of identified intangible assets of $136.1 million, the most significant of which consisted of customer relationships and developed technology, both of which utilize prospective financial information. The Company valued customer relationships using the multi-period excess earnings model. The significant assumptions used in this model included the attrition rate, weighted average cost of capital and existing customer growth. The Company valued the developed technology using the relief-from-royalty method. The significant assumptions used in this method included the obsolescence rate and weighted average cost of capital. The significant assumptions used in the valuation of the intangible assets are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the MicroPact acquisition. For example, we tested controls over the recognition and measurement of consideration transferred, as well as management’s review of the valuation methods and significant underlying assumptions for each identified intangible asset.

To test the estimated fair values of the acquired customer relationships and developed technology, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions used in the Company’s valuation calculations and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. Additionally, we performed sensitivity analyses and compared significant assumptions to forecasts, the assumptions used to value similar assets in other acquisitions and to historical financial results of both the Company and the acquiree, among other procedures. We also evaluated the Company’s acquisition and related purchase accounting disclosures included in Note 2 "Acquisitions".

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1966.
Dallas, Texas
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tyler Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MP Holdings Parent, Inc. (MicroPact), which is included in the 2019 consolidated financial statements of the Company and constituted 11.5% of total assets as of December 31, 2019 and 5.8% of total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MicroPact.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 19, 2020

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31
(In thousands, except per share amounts)

	2019	2018	2017
Revenues:
Software licenses and royalties	$100,205	$93,441	$86,242
Subscriptions	296,352	220,547	172,176
Software services	213,061	191,269	180,460
Maintenance	430,318	384,521	359,319
Appraisal services	23,479	21,846	25,023
Hardware and other	23,012	23,658	17,679
Total revenues	1,086,427	935,282	840,899

Cost of revenues:
Software licenses and royalties	3,938	3,802	3,321
Acquired software	30,642	22,972	21,686
Software services, maintenance and subscriptions	502,138	438,923	387,634
Appraisal services	15,337	14,299	16,286
Hardware and other	17,472	15,708	12,595
Total cost of revenues	569,527	495,704	441,522

Gross profit	516,900	439,578	399,377

Selling, general and administrative expenses	257,746	207,605	175,914
Research and development expense	81,342	63,264	47,324
Amortization of customer and trade name intangibles	21,445	16,217	13,381

Operating income	156,367	152,492	162,758

Other income, net	3,471	3,378	698
Income before income taxes	159,838	155,870	163,456
Income tax provision (benefit)	13,311	8,408	(6,115)
Net income	$146,527	$147,462	$169,571

Earnings per common share:
Basic	$3.79	$3.84	$4.55
Diluted	$3.65	$3.68	$4.32

 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	12/31/2019	12/31/2018

ASSETS
Current assets:
Cash and cash equivalents	$232,682	$134,279
Accounts receivable (less allowance for losses and sales adjustments of $5,738 in 2019 and $4,647 in 2018)	374,089	298,912
Short-term investments	39,399	44,306
Prepaid expenses	24,717	33,258
Income tax receivable	6,482	4,697
Other current assets	2,328	3,406
Total current assets	679,697	518,858

Accounts receivable, long-term	22,432	16,020
Operating lease right-of-use assets	18,992	—
Property and equipment, net	171,861	155,177
Other assets:
Goodwill	840,117	753,718
Other intangibles, net	378,914	276,852
Non-current investments and other assets	79,601	70,338
	$2,191,614	$1,790,963

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,977	$6,910
Accrued liabilities	75,234	66,480
Operating lease liabilities	6,387	—
Deferred revenue	412,495	350,512
Total current liabilities	509,093	423,902

Revolving line of credit	—	—
Deferred revenue, long-term	199	424
Deferred income taxes	48,442	41,791
Operating lease liabilities, long-term	16,822	—

Commitments and contingencies

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2019 and 2018	481	481
Additional paid-in capital	739,478	731,435
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	917,336	771,925
Treasury stock, at cost; 8,839,352 and 9,872,505 shares in 2019 and 2018, respectively	(40,191)	(178,949)
Total shareholders' equity	1,617,058	1,324,846
	$2,191,614	$1,790,963

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$146,527	$147,462	$169,571
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	76,672	61,759	53,395
Share-based compensation expense	59,967	52,740	37,348
Provision for losses and sales adjustments - accounts receivable	1,636	(569)	2,031
Operating lease right-of-use assets - non cash	5,397	—	—
Deferred income tax benefit	(6,088)	(5,069)	(33,664)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(65,738)	(50,916)	(33,091)
Income tax receivable	(1,925)	6,642	(8,444)
Prepaid expenses and other current assets	(8,976)	(588)	(6,958)
Accounts payable	7,403	(2,416)	878
Operating lease liabilities	(6,113)	—	—
Accrued liabilities	1,516	(2,445)	6,050
Deferred revenue	44,442	43,603	8,639
Net cash provided by operating activities	254,720	250,203	195,755

Cash flows from investing activities:
Additions to property and equipment	(37,236)	(27,424)	(43,057)
Purchase of marketable security investments	(54,742)	(115,625)	(59,779)
Proceeds from marketable security investments	70,796	81,205	28,786
Capitalized software development costs	(4,804)	—	—
Cost of acquisitions, net of cash acquired	(218,734)	(178,093)	(11,344)
(Increase) decrease in other	(295)	1,682	(1)
Net cash used by investing activities	(245,015)	(238,255)	(85,395)

Cash flows from financing activities:
Decrease in net borrowings on revolving line of credit	—	—	(10,000)
Purchase of treasury shares	(17,786)	(146,553)	(7,474)
Proceeds from exercise of stock options	96,908	74,907	49,845
Contributions from employee stock purchase plan	9,576	8,051	7,044
Net cash provided (used) by financing activities	88,698	(63,595)	39,415

Net increase (decrease) in cash and cash equivalents	98,403	(51,647)	149,775
Cash and cash equivalents at beginning of period	134,279	185,926	36,151
Cash and cash equivalents at end of period	$232,682	$134,279	$185,926

See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2019, 2018 and 2017
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	48,148	$481	$556,663	$(46)	$454,892	(11,382)	$(77,449)	$934,541
Net income	—	—	—	—	169,571	—	—	169,571
Issuance of shares pursuant to stock compensation plan	—	—	28,174	—	—	1,113	21,671	49,845
Stock compensation	—	—	37,348	—	—	—	—	37,348
Issuance of shares pursuant to employee stock purchase plan	—	—	4,682	—	—	51	2,362	7,044
Treasury stock purchases	—	—	—	—	—	(44)	(6,613)	(6,613)
Balance at December 31, 2017	48,148	481	626,867	(46)	624,463	(10,262)	(60,029)	1,191,736
Net income	—	—	—	—	147,462	—	—	147,462
Issuance of shares pursuant to stock compensation plan	—	—	44,458	—	—	1,126	30,449	74,907
Stock compensation	—	—	52,740	—	—	—	—	52,740
Issuance of shares pursuant to employee stock purchase plan	—	—	7,370	—	—	45	681	8,051
Treasury stock purchases	—	—	—	—	—	(781)	(150,050)	(150,050)
Balance at December 31, 2018	48,148	481	731,435	(46)	771,925	(9,872)	(178,949)	1,324,846
Net income	—	—	—	—	146,527	—	—	146,527
Retained earnings adjustment-adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Exercise of stock options and vesting of restricted stock units	—	—	(52,833)	—	—	1,075	149,741	96,908
Employee taxes paid for withheld shares for taxes upon equity award	—	—	—	—	—	(23)	(5,361)	(5,361)
Stock compensation	—	—	59,967	—	—	—	—	59,967
Issuance of shares pursuant to employee stock purchase plan	—	—	909	—	—	53	8,667	9,576
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058

See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for the public sector, with a focus on local governments. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs primarily of cities, counties, schools and other local government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”) arrangements, which primarily utilize the Tyler private cloud, and electronic document filing solutions (“e-filing”). In addition, we provide property appraisal outsourcing services for taxing jurisdictions.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and sixteen subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) during the years ended December 31, 2019, 2018 and 2017.
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
Subscription-Based Services:
Subscription-based services consist primarily of revenues derived from SaaS arrangements, typically utilizing the Tyler private cloud, and electronic filing transactions. Revenue from subscription-based services is generally recognized over time on a ratable basis over the contract term, beginning on the date that our service is made available to the customer. Our subscription contracts are generally three to five years or longer in length, billed annually in advance, and non-cancelable.

For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. We recognize SaaS arrangements services ratably over the term of the arrangement, which range from one to ten years, but are typically for a period of three to five years. For software services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
Electronic filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third-parties via our e-filing services and retrieval of filed documents via our access services. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of revenues as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect the statement of comprehensive income.
Other transaction-based fees primary relate to online payment services, which are offered with the assistance of third-party vendors. In general, when we are the principal in a transaction based on the factors identified in ASC 606-10-55-36 through 55-40, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross revenue (amount billed to the customer) and record the net amount as revenue.
For e-filing transaction fees and other transaction-based revenues, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period.
Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination and set-up costs associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the useful life.
Appraisal Services:
For our property appraisal projects, we recognize revenue using the progress-to-completion method since many of these projects are executed over one to three-year periods and consist of various unique activities. Appraisal services require a significant level of integration and interdependency with various individual service components; therefore, the service components are not considered distinct. Appraisal services are recognized over time by measuring progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often executed over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. Contract fees are typically billed on a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
Refer to Note 15 - "Disaggregation of Revenue" for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.
Contract Balances:
Accounts receivable and allowance for doubtful accounts and sales adjustments
Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. We record an unbilled receivable related to revenue recognized for on-premises licenses as we have an unconditional right to invoice and receive payment in the future related to those licenses.
We maintain allowances for doubtful accounts, which are provided at the time the revenue is recognized. Since most of our customers are domestic governmental entities, we rarely incur a loss resulting from credit risk associated with the inability of a customer to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for doubtful accounts may require revision include, but are not limited to, deterioration of a customer’s financial condition, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
The following table summarizes the changes in the allowances for doubtful accounts and sales adjustments (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$4,647	$5,427	$3,396
Provisions for losses and sales adjustments - accounts receivable	1,636	(569)	2,031
Collection of accounts previously written off	(545)	(211)	—
Balance at end of year	$5,738	$4,647	$5,427

The allowance for doubtful accounts and sales adjustments reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

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
As of December 31, 2019, and December 31, 2018, total current and long-term accounts receivable, net of allowance for doubtful accounts, was $396.5 million and $314.9 million, respectively. We have recorded unbilled receivables of $134.0 million and $104.2 million at December 31, 2019, and December 31, 2018, respectively. Included in unbilled receivables are retention receivables of $13.1 million and $12.2 million at December 31, 2019, and December 31, 2018, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and multi-year on-premises term licenses that are invoiced annually with revenue recognized upfront.
Deferred Revenue
The majority of deferred revenue consists of deferred maintenance revenue that has been billed based on contractual terms in the underlying arrangement, with the remaining balance consisting of payments received in advance of revenue being earned under software licensing, subscription-based services, software and appraisal services and hardware installation. Refer to Note 16 - "Deferred Revenue and Performance Obligations" for further information, including deferred revenue by segment and changes in deferred revenue during the period.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be three to seven years. We utilized the "portfolio approach" practical expedient in ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the 'portfolio approach', we determined the period of benefit by taking into consideration our customer contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are generally not paid in connection with the renewal of a contract. In the small number of instances where a commission is paid on a renewal, it is not commensurate with the commission paid on the initial sale and is recognized over the term of renewal, which is generally one year. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Refer to Note 17 - "Deferred Commissions" for further information.
Prepaid expenses and other current assets include direct and incremental costs such as commissions associated with arrangements for which revenue recognition has been deferred. Such costs are expensed at the time the related revenue is recognized.

 USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, determining the SSP of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the carrying amount and estimated useful lives of intangible assets; the carrying amount of operating lease right-of-use assets and operating lease liabilities; determining share-based compensation expense; the valuation allowance for receivables; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development expense of $81.3 million in 2019, $63.3 million in 2018, and $47.3 million in 2017.
INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences". We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance would be established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be "realized." On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate U.S. federal tax rate from a maximum of 35% to a flat 21% rate and transitions from a worldwide tax system to a territorial tax system. Under ASC 740 Income Taxes, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.
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

We assess goodwill for impairment annually as of April 1st, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization. Our annual goodwill impairment analysis, which we performed qualitatively during the second quarter of 2019, did not result in an impairment charge.
There have been no impairments of intangible assets in any of the periods presented. See Note 4 - "Goodwill and Other Intangible Assets" for additional information.
Other Intangible Assets
We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Customer base and acquired software each comprise approximately half of our purchased intangible assets other than goodwill. We review our customer turnover each year for indications of impairment. Our customer turnover has historically been very low. If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no impairments of intangible assets in any of the periods presented.
IMPAIRMENT OF LONG-LIVED ASSETS
We periodically evaluate whether current facts or circumstances indicate that the carrying value of our property and equipment or other long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset or appropriate grouping of assets and the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The assets and liabilities of a disposed group or classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There have been no significant impairments of long-lived assets in any of the periods presented.
COSTS OF COMPUTER SOFTWARE
We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. Software development costs primarily consist of personnel costs and rent for related office space. We capitalized approximately $4.8 million of software development costs in 2019. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life of, generally, five years. Amortization of software development costs was approximately $296,000 in 2019, and is included in cost of software license revenue in the accompanying consolidated statements of comprehensive income. We have not capitalized any internal use software development costs in any of the periods presented.
CONTINGENT PURCHASE CONSIDERATION

Contingent future cash payments related to acquisitions are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments. The fair value of our revolving line of credit would approximate book value as of December 31, 2019, because our interest rates reset approximately every 30 days or less. See Note 6 – “Revolving Line of Credit” for further discussion.

As of December 31, 2019, we have $81.6 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2020 through 2023. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or from other observable market data. These investments are included in short-term investments and non-current investments and other assets.
As of December 31, 2019, we have $15.0 million invested in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in convertible preferred stock is accounted under the cost method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Our cost method investments are assessed annually for impairment. We do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. There has been no impairment of our cost method investment for the periods presented. This investment is included in non-current investments and other assets in the accompanying consolidated balance sheets.
CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and investments in marketable securities. Our cash and cash equivalents primarily consist of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2019, we had cash and cash equivalents of $232.7 million. We perform periodic evaluations of the credit standing of these financial institutions.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2019.
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
LEASES
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities, current and long-term, on our consolidated balance sheets. We currently do not have any finance lease arrangements.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Leases. We adopted ASU No. 2016-02, Leases ("Topic 842") using the transition method that allows us to initially apply the guidance at the adoption date of January 1, 2019, and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We used the package of practical expedients that allows us to not reassess: (1) lease classification for any expired or existing leases and (2) initial direct costs for any expired or existing leases. We did not elect to use the hindsight application for evaluating the life of the lease arrangement. The impact of adoption is reflected in the financial information herein. For additional details, see Note 11 to our consolidated financial statements.
The impact of Topic 842 on our consolidated balance sheet beginning January 1, 2019, included the recognition of ROU assets and operating lease liabilities, while our accounting for finance leases remained substantially unchanged. We had no finance leases prior to the adoption of Topic 842 and continue to have none as of December 31, 2019.
Amounts recognized at January 1, 2019, for operating leases were as follow (in thousands):

Operating lease right-of-use assets	$15,633
Operating lease liabilities	(4,344)
Operating lease liabilities, long-term	(12,405)
Retained earnings	$(1,116)

NEW ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We will adopt the new standard in the first quarter of 2020. We have evaluated the impact of this standard on our consolidated financial statements, including accounting policies, processes and systems. Based on the nature of the Company's customer base and historical nature of losses, we do not expect the impact to be material upon adoption.

(2)	ACQUISITIONS
2019
On October 30, 2019, we acquired certain assets of Courthouse Technologies, Ltd ("CHT"), an industry-leading provider of jury management systems that offers a fully integrated, end-to-end SaaS solution to manage all facets of juror management, from source list generation to juror processing and payment. The total purchase price was approximately $20.5 million of which $19.1 million was paid in cash and approximately $1.4 million was accrued for working capital and indemnity holdbacks, subject to certain post-closing adjustments.
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf ("COTS") solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The total purchase price, net of cash acquired of $2.0 million, was approximately $202.2 million consisting of $198.2 million paid in cash and accrued consideration of $6.0 million contingent upon the achievement of certain financial performance objectives.
We have performed a valuation analysis of the fair market value of MicroPact’s assets and liabilities. The following table summarizes the final allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$1,983
Accounts receivable	10,535
Other current assets	8,979
Other noncurrent assets	10,417
Identifiable intangible assets	136,143
Goodwill	76,319
Accounts payable	(602)
Accrued expenses	(4,092)
Other noncurrent liabilities	(8,879)
Deferred revenue	(13,510)
Deferred tax liabilities, net	(13,125)
Total consideration	$204,168

In connection with this transaction, we acquired total tangible assets of $31.9 million and assumed liabilities of approximately $27.1 million. We recorded goodwill of $76.3 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $136.1 million. The $136.1 million of intangible assets are attributable to customer relationships, acquired software, trade name and favorable fair value of an operating lease and will be amortized over a weighted average period of approximately 11 years. We recorded deferred tax liabilities of $13.1 million related to estimated fair value allocations.
The acquisition of MicroPact augments our product solutions, positions us in new practice areas such as health and human services, and presents opportunities to expand our business across new and complementary markets. We intend to expand our total addressable market through MicroPact's strong presence in the federal market. Therefore, the goodwill of $76.3 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. In 2019, we recorded adjustments to the preliminary opening balance sheet attributed to changes in accounts receivable, deferred revenue, customer relationships, accrued expenses, working capital holdback and related deferred taxes resulting in a net decrease to goodwill of approximately $5.7 million.
The following unaudited pro forma consolidated operating results information has been prepared as if the MicroPact acquisition had occurred at January 1, 2018, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Twelve Months Ended December 31,(unaudited)
	2019	2018
Revenues	$1,098,226	$1,009,427
Net income	146,200	146,998
Basic earnings per share	$3.78	$3.82
Diluted earnings per share	$3.65	$3.66

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
As of December 31, 2019, the purchase price allocations for MicroPact and MyCivic are complete. As of December 31, 2019, the purchase price allocation for CHT is not yet complete; therefore, the preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables and deferred revenue and related deferred taxes are subject to change as valuations are finalized.
The operating results of all 2019 acquisitions are included with the operating results of the Enterprise Software segment since their date of acquisition. Revenues from MicroPact included in Tyler's results of operations totaled approximately $63.0 million and the net loss was approximately $98,000 from the date of acquisition through December 31, 2019. The impact of the MyCivic and CHT acquisitions, individually and in the aggregate, on our operating results, assets and liabilities is not material. In 2019, we incurred fees of approximately $1.1 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. These fees were expensed in 2019 and are included in selling, general and administrative expenses on the consolidated statement of comprehensive income.
Our balance sheet as of December 31, 2019, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
At December 31, 2019, the maximum aggregate amount of remaining contingent cash payments associated with our acquisitions is $6.0 million and are payable in fiscal year 2020.
2018
On December 7, 2018, we acquired certain assets and intellectual property of SceneDoc, Inc., a company that provides mobile-first, SaaS field reporting for law enforcement agencies. The total purchase price was approximately $6.2 million in cash.
On October 1, 2018, we acquired all of the equity interests of TradeMaster, Inc. dba MobileEyes, a company that develops SaaS software to improve public safety by supporting fire prevention and suppression, emergency response, and structural safety. The total purchase price was approximately $5.3 million in cash.
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
On August 2, 2017, we acquired substantially all of the assets and assumed certain liabilities of Digital Health Department, Inc., a company that provides environmental health software, offering a SaaS solution for public health compliance and inspections processes. The total purchase price, net of debt assumed, was $3.9 million, all of which was paid in cash.
On May 30, 2017, we acquired all of the capital stock of Modria.com, Inc., a company that specializes in online dispute resolution for government and commercial entities. The total purchase price, net of debt assumed, was $6.1 million, all of which was paid in cash.
The operating results of these acquisition are included in our results of operations of the Enterprise Software segment from their respective dates of acquisition.

(3)PROPERTY AND EQUIPMENT, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2019	2018
Land	—	$18,653	$9,958
Building and leasehold improvements	5-39	137,448	122,241
Computer equipment and purchased software	3-5	99,435	84,649
Furniture and fixtures	5	28,506	27,238
Transportation equipment	5	402	438
		284,444	244,524
Accumulated depreciation and amortization		(112,583)	(89,347)
Property and equipment, net		$171,861	$155,177

Depreciation expense was $23.4 million in 2019, $21.2 million in 2018, and $17.3 million in 2017.
We paid $20.8 million and $2.2 million for real estate and the expansion of existing buildings in 2019 and 2018, respectively.
In 2017, we purchased an office building in Latham, New York for approximately $2.9 million and paid $2.1 million for improvements to that building. We also paid $19.4 million for construction to expand our office building in Yarmouth, Maine.

(4)GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2019 are as follows:

	Enterprise Software	Appraisal and Tax	Total
Balance as of 12/31/2017	$651,430	$6,557	$657,987
Goodwill acquired related to the purchase of Socrata	75,657	—	75,657
Goodwill acquired related to other acquisitions	20,074	—	20,074
Balance as of 12/31/2018	747,161	6,557	753,718
Goodwill acquired related to the purchase of MicroPact	76,319	—	76,319
Goodwill acquired related to other acquisitions	10,080	—	10,080
Balance as of 12/31/2019	$833,560	$6,557	$840,117

Other intangible assets and related accumulated amortization consists of the following at December 31:

	2019	2018
Gross carrying amount of other intangibles:
Customer related intangibles	$321,019	$238,219
Acquired software	262,286	202,416
Trade names	22,905	16,905
Capitalized software development costs	4,804	—
Leases acquired	5,037	3,694
	616,051	461,234
Accumulated amortization	(237,137)	(184,382)
Total other intangibles, net	$378,914	$276,852

Amortization expense for acquired software and capitalized software development costs are recorded to cost of revenues. Amortization expense for customer relationships and trade names are recorded to selling, general and administrative expenses. Total amortization expense for other intangibles was $52.8 million in 2019, $39.6 million in 2018, and $35.5 million in 2017.
The amortization periods of other intangible assets is summarized in the following table:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$840,117	—	$—	$753,718	—	$—
Amortizable intangibles:
Customer related intangibles	321,019	16 years	97,320	238,219	15 years	78,120
Acquired software	262,286	7 years	130,416	202,416	7 years	99,772
Trade names	22,905	11 years	7,205	16,905	11 years	5,139
Capitalized software development costs	$4,804	5 years	$296	$—	—	$—
Leases acquired	5,037	9 years	1,900	3,694	10 years	1,351

Estimated annual amortization expense related to acquired leases will be recorded as a reduction to hardware and other revenue and is expected to be $525,000 in 2020, $525,000 in 2021, $525,000 in 2022, $525,000 in 2023, $525,000 in 2024, and $512,000 thereafter.
Estimated annual amortization expense related to other intangibles, including customer relationships, acquired software, trade names and capitalized software development costs is as follows:

2020	$54,045
2021	53,687
2022	49,989
2023	31,838
2024	31,213
Thereafter	$155,005

(5)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2019	2018
Accrued wages, bonuses and commissions	$49,126	$40,100
Other accrued liabilities	26,108	26,380
	$75,234	$66,480

(6)REVOLVING LINE OF CREDIT
On September 30, 2019, we entered into a $400 million credit agreement (the “Credit Facility”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $400.0 million, including a $25.0 million sublimit for letters of credit. The Credit Facility matures on September 30, 2024. Borrowings under the Credit Facility may be used for general corporate purposes, including working capital requirements, acquisitions and share repurchases.
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the 30, 60, 90 or 180-day LIBOR rate plus a margin of 1.125% to 1.75%.  As of December 31, 2019, our interest rate was 4.88% under the prime rate option or approximately 2.89% under the 30-day LIBOR option. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2019, we were in compliance with those covenants.
As of December 31, 2019, we had no outstanding borrowings and had unused borrowing capacity of $400 million under the Credit Facility. In addition, as of December 31, 2019, we had no outstanding letter of credit.
We paid interest of $1,750,000 in 2019, $770,000 in 2018, and $804,000 in 2017.

(7)INCOME TAX
The Income tax provision (benefit) on income from operations consists of the following:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$12,814	$9,110	$22,883
State	6,585	4,367	4,666
	19,399	13,477	27,549
Deferred	(6,088)	(5,069)	(33,664)
	$13,311	$8,408	$(6,115)

Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years Ended December 31,
	2019	2018	2017
Federal income tax expense at statutory rate	$33,566	$32,733	$57,209
State income tax, net of federal income tax benefit	6,999	7,953	4,754
Domestic production activities deduction	—	—	(2,617)
Excess tax benefits related to stock option exercises	(29,819)	(32,487)	(40,624)
Tax Act adjustments	—	(1,750)	(25,992)
Tax credits	(3,446)	(3,715)	(3,578)
Non-deductible business expenses	6,011	5,655	4,573
Other, net	—	19	160
	$13,311	$8,408	$(6,115)

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2019	2018
Deferred income tax assets:
Operating expenses not currently deductible	$10,214	$8,989
Stock option and other employee benefit plans	19,308	19,496
Loss and credit carryforwards	23,841	17,999
Total deferred income tax assets	53,363	46,484
Valuation allowance	(1,923)	(1,049)
Total deferred income tax assets, net of valuation allowance	51,440	45,435

Deferred income tax liabilities:
Intangible assets	(84,019)	(70,752)
Property and equipment	(9,265)	(8,455)
Prepaid expenses	(4,922)	(4,079)
Deferred revenue	(1,676)	(3,940)
Total deferred income tax liabilities	(99,882)	(87,226)
Net deferred income tax liabilities	$(48,442)	$(41,791)

As of December 31, 2019, we had federal net operating loss carryforwards of approximately $85.2 million, after-tax state net operating loss carryforwards of approximately $3.1 million, and tax credit carryforwards of approximately $4.8 million. The federal net operating loss carryforward will begin to expire in 2032 if not utilized, and a portion of the state net operating loss and tax credit carryforwards begin expiring in 2020 if not utilized.

The acquired carryforwards are subject to an annual limitation but are expected to be realized with the exception of certain state net operating loss and tax credit carryforwards. The valuation allowance disclosed in the table above relates to state net operating losses and tax credit carryforwards that are likely to expire before utilization. We believe it is more likely than not that all other deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
In connection with the acquisition of Socrata in 2018, we recorded a $1.9 million liability for an uncertain tax position associated with acquired tax credit carryforwards. The unrecognized tax benefits are included in deferred income taxes in our consolidated balance sheets. The entire amount, if recognized, would affect the effective tax rate. There was no change in the balance of unrecognized tax benefits during 2019. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues for the next 12 months.

We are subject to U.S. federal income tax, as well as income tax of multiple state, local and foreign jurisdictions. We are routinely subject to income tax examinations by these taxing jurisdictions, but we do not have a history of, nor do we expect any material adjustments as a result of these examinations. With few exceptions, major U.S. federal, state, local and foreign jurisdictions are no longer subject to examination for years before 2015. As of February 19, 2020, no significant adjustments have been proposed by any taxing jurisdiction.
We paid income taxes, net of refunds received, of $21.3 million in 2019, $6.8 million in 2018, and $36.0 million in 2017.

(8)SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	999	$96,908	1,126	$74,907	1,113	$49,845
Purchases of common stock	(72)	(14,289)	(781)	(150,050)	(44)	(6,613)
Employee stock plan purchases	53	9,576	45	8,051	51	7,044
Restricted stock units vested, net of withheld shares upon award settlement	53	(5,361)	—	—	—	—

As of February 19, 2020, we had authorization from our board of directors to repurchase up to 2.6 million additional shares of our common stock.

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
During fiscal year 2019, we granted stock awards under the 2018 Plan in the form of stock options, restricted stock units and performance share units. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.
As of December 31, 2019, there were 3.1 million shares available for future grants under the plan from the 22.9 million shares previously approved by the shareholders.
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
The following weighted average assumptions were used for options granted:

	Years Ended December 31,
	2019	2018	2017
Expected life (in years)	6.0	6.0	6.0
Expected volatility	26.6%	26.7%	28.1%
Risk-free interest rate	1.8%	2.7%	2.0%
Expected forfeiture rate	—%	—%	—%

Share-Based Award Activity
The following table summarizes restricted stock unit and performance stock unit activity during fiscal year 2019 (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2018	—	$—
Granted	336	221.29
Vested	—	—
Forfeited	(2)	229.75
Unvested at December 31, 2018	334	221.25
Granted	256	241.19
Vested	(76)	221.15
Forfeited	(14)	229.75
Unvested at December 31, 2019	500	$231.57

Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,156	$83.64
Granted	824	176.26
Exercised	(1,113)	44.80
Forfeited	(50)	134.83
Outstanding at December 31, 2017	4,817	107.91
Granted	432	208.21
Exercised	(1,126)	66.53
Forfeited	(31)	158.80
Outstanding at December 31, 2018	4,092	129.51
Granted	162	251.58
Exercised	(999)	96.92
Forfeited	(29)	174.54
Outstanding at December 31, 2019	3,226	$145.27	6	$499,124
Exercisable at December 31, 2019	2,067	$121.07	6	$369,938

We had unvested options to purchase 1.2 million shares with a weighted average grant date exercise price of $188.48 as of December 31, 2019, and unvested options to purchase 1.7 million shares with a weighted average grant date exercise price of $169.24 as of December 31, 2018.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2019	2018	2017
Weighted average grant-date fair value of stock options granted	$74.54	$66.52	$55.56
Total intrinsic value of stock options exercised	$155,899	$176,716	$137,699

Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the consolidated statements of comprehensive income:

	Years Ended December 31,
	2019	2018	2017
Cost of software services, maintenance and subscriptions	$15,002	$13,588	$9,415
Selling, general and administrative expenses	44,965	39,152	27,933
Total share-based compensation expenses	59,967	52,740	37,348
Excess tax benefit	(29,819)	(32,487)	(40,624)
Net decrease (increase) in net income	$30,148	$20,253	$(3,276)

As of December 31, 2019, we had $148.7 million of total unrecognized compensation cost related to unvested options and restricted stock units, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 2.5 years.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2019, there were 702,000 shares available for future issuances the ESPP from the 2.0 million shares previously approved by the stockholders.

(10)EARNINGS PER SHARE
Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings per share:
Net income	$146,527	$147,462	$169,571
Denominator:
Weighted-average basic common shares outstanding	38,640	38,445	37,273
Assumed conversion of dilutive securities:
Stock options	1,465	1,678	1,973
Denominator for diluted earnings per share - Adjusted weighted-average shares	40,105	40,123	39,246
Earnings per common share:
Basic	$3.79	$3.84	$4.55
Diluted	$3.65	$3.68	$4.32

Share-based awards representing the right to purchase common stock of 633,000 shares in 2019, 888,000 shares in 2018, and 1,343,000 shares in 2017 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

(11)    LEASES

We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire in one year to eight years. Some of these leases include options to extend for up to 10 years. We had no finance leases and no related party lease agreements as of December 31, 2019. Operating lease costs were approximately $9.9 million in 2019, $7.4 million in 2018, and $6.9 million in 2017.

The components of operating lease expense were as follows (in thousands):

Lease Costs	Financial Statement Classification	For the year ended
		2019
Operating lease cost	Selling, general and administrative expenses	$6,379
Short-term lease cost	Selling, general and administrative expenses	2,269
Variable lease cost	Selling, general and administrative expenses	1,274
Net lease cost		$9,922

As of December 31, 2019, ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheet as follows (in thousands):

December 31, 2019
Assets:
Operating lease right-of-use assets	$18,992
Liabilities:
Operating leases, short-term	6,387
Operating leases, long-term	16,822
Total lease liabilities	$23,209

Supplemental information related to leases was as follows:

Other Information	For the year ended
2019
Cash Flows (in thousands):
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,267

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,466

Lease Term and Discount Rate:
Weighted average remaining lease term (years)	4
Weighted average discount rate	4.00%

As of December 31, 2019, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2020	$7,684
2021	6,246
2022	3,960
2023	2,923
2024	2,478
Thereafter	2,042
Total lease payments	25,333
Less: Interest	(2,124)
Present value of operating lease liabilities	$23,209

As of December 31, 2018, the future minimum lease commitments related to lease agreements under Topic 840, the predecessor of Topic 842, were as follows (in thousands):

Year ending December 31,	Amount
2019	$5,994
2020	5,146
2021	3,976
2022	1,925
2023	1,164
Thereafter	2,132
Total	$20,337

Rental Income from third parties

We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2020 and 2025, some of which have options to extend the lease for up to five years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants was $1.1 million in 2019, $1.2 million in 2018, and $1.5 million in 2017. Rental income is included in Hardware and other revenue on the consolidated statements of comprehensive income. Future minimum operating rental income based on contractual agreements is as follows (in thousands):

Year ending December 31,	Amount
2020	$1,341
2021	1,372
2022	1,402
2023	1,432
2024	1,462
Thereafter	857
Total	$7,866

As of December 31, 2019, we had no additional significant operating or finance leases that had not yet commenced.

(12)EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. Eligible employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $11.5 million in 2019, $9.3 million in 2018, and $7.9 million in 2017.

(13)COMMITMENTS AND CONTINGENCIES
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(14)SEGMENT AND RELATED INFORMATION
We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through six business units, which focus on the following products:

•	financial management, education and planning, regulatory and maintenance software solutions;

•	financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions;

•	courts and justice and public safety software solutions;

•	data and insights solutions;

•	case management and business management solutions; and

•	appraisal and tax software solutions and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; courts and justice and public safety software solutions unit; the data and insights solutions unit; and case management and business management solutions unit meet the criteria for aggregation and are presented in one reportable segment, Enterprise Software (“ES”). The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, land and vital records management, data and insights and case management and business management processes. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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
Segment assets include net accounts receivable, prepaid expenses and other current assets and net property and equipment. Corporate assets consist of cash and investments, prepaid insurance, intangibles associated with acquisitions, capitalized software development costs, deferred income taxes and net property and equipment mainly related to unallocated information and technology assets.
ES segment capital expenditures included $12.6 million in 2019 and $2.2 million in 2018 for the expansion of existing buildings and purchases of buildings and land.  A&T segment capital expenditures included $8.2 million in 2019 for the expansion of existing buildings.

For the year ended December 31, 2019	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$92,567	$7,638	$—	$100,205
Subscriptions	285,092	11,260	—	296,352
Software services	185,892	27,169	—	213,061
Maintenance	405,063	25,255	—	430,318
Appraisal services	—	23,479	—	23,479
Hardware and other	16,735	21	6,256	23,012
Intercompany	15,496	—	(15,496)	—
Total revenues	$1,000,845	$94,822	$(9,240)	$1,086,427
Depreciation and amortization expense	64,289	926	11,457	76,672
Segment operating income	261,494	20,789	(73,829)	208,454
Capital expenditures	19,335	8,384	10,379	38,098
Segment assets	$834,010	$90,536	$1,267,068	$2,191,614

For the year ended December 31, 2018	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$83,735	$9,706	$—	$93,441
Subscriptions	210,740	9,807	—	220,547
Software services	166,921	24,348	—	191,269
Maintenance	359,904	24,617	—	384,521
Appraisal services	—	21,846	—	21,846
Hardware and other	18,745	32	4,881	23,658
Intercompany	13,155	—	(13,155)	—
Total revenues	$853,200	$90,356	$(8,274)	$935,282
Depreciation and amortization expense	50,130	914	10,715	61,759
Segment operating income	237,159	23,094	(68,572)	191,681
Capital expenditures	13,973	782	10,377	25,132
Segment assets	$556,100	$63,670	$1,171,193	$1,790,963

For the year ended December 31, 2017	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$78,388	$7,854	$—	$86,242
Subscriptions	164,317	7,859	—	172,176
Software services	161,245	19,215	—	180,460
Maintenance	337,701	21,618	—	359,319
Appraisal services	—	25,023	—	25,023
Hardware and other	13,057	10	4,612	17,679
Intercompany	10,425	—	(10,425)	—
Total revenues	$765,133	$81,579	$(5,813)	$840,899
Depreciation and amortization expense	43,987	760	8,648	53,395
Segment operating income	229,001	20,788	(51,964)	197,825
Capital expenditures	28,096	1,181	16,341	45,618
Segment assets	$365,736	$46,279	$1,199,336	$1,611,351

Reconciliation of reportable segment operating	Years Ended December 31,
income to the Company's consolidated totals:	2019	2018	2017
Total segment operating income	$208,454	$191,681	$197,825
Amortization of acquired software	(30,642)	(22,972)	(21,686)
Amortization of customer and trade name intangibles	(21,445)	(16,217)	(13,381)
Other income (expense), net	3,471	3,378	698
Income before income taxes	$159,838	$155,870	$163,456

(15)	DISAGGREGATION OF REVENUE
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the year ended December 31, 2019	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Software licenses and royalties	$84,900	$15,305	$100,205
Subscriptions	—	296,352	296,352
Software services	—	213,061	213,061
Maintenance	—	430,318	430,318
Appraisal services	—	23,479	23,479
Hardware and other	23,012	—	23,012
Total	$107,912	$978,515	$1,086,427

For the year ended December 31, 2018	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Software licenses and royalties	$75,188	$18,253	$93,441
Subscriptions	—	220,547	220,547
Software services	—	191,269	191,269
Maintenance	—	384,521	384,521
Appraisal services	—	21,846	21,846
Hardware and other	23,658	—	23,658
Total	$98,846	$836,436	$935,282

For the year ended December 31, 2017	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Software licenses and royalties	$69,167	$17,075	$86,242
Subscriptions	—	172,176	172,176
Software services	—	180,460	180,460
Maintenance	—	359,319	359,319
Appraisal services	—	25,023	25,023
Hardware and other	17,679	—	17,679
Total	$86,846	$754,053	$840,899

Recurring Revenue
The majority of our revenue is comprised of recurring revenues from maintenance and subscriptions. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of three to five years. Non-recurring revenues are derived from all other revenue categories.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the year ended December 31, 2019	Enterprise Software	Appraisal and Tax	Corporate	Totals
Recurring revenues	$690,156	$36,514	$—	$726,670
Non-recurring revenues	295,193	58,308	6,256	359,757
Intercompany	15,496	—	(15,496)	—
Total revenues	$1,000,845	$94,822	$(9,240)	$1,086,427

For the year ended December 31, 2018	Enterprise Software	Appraisal and Tax	Corporate	Totals
Recurring revenues	$570,645	$34,424	$—	$605,069
Non-recurring revenues	269,400	55,932	4,881	330,213
Intercompany	13,155	—	(13,155)	—
Total revenues	$853,200	$90,356	$(8,274)	$935,282

For the year ended December 31, 2017	Enterprise Software	Appraisal and Tax	Corporate	Totals
Recurring revenues	$502,018	$29,477	$—	$531,495
Non-recurring revenues	252,690	52,102	4,612	309,404
Intercompany	10,425	—	(10,425)	—
Total revenues	$765,133	$81,579	$(5,813)	$840,899

(16)	DEFERRED REVENUE AND PERFORMANCE OBLIGATIONS
Total deferred revenue, including long-term, by segment is as follows:

	December 31, 2019	December 31, 2018
Enterprise Software	$386,115	$327,521
Appraisal and Tax	25,210	20,018
Corporate	1,369	3,397
Totals	$412,694	$350,936

Changes in total deferred revenue, including long-term, were as follows:

2019
Balance at beginning of year	$350,936
Deferral of revenue	993,109
Recognition of deferred revenue	(931,351)
Balance at end of year	$412,694

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("Backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of December 31, 2019 was $1.46 billion, of which we expect to recognize approximately 49% as revenue over the next 12 months and the remainder thereafter.

(17)    DEFERRED COMMISSIONS
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $29.8 million, $21.9 million, as of December 31, 2019, and 2018 respectively. Amortization expense was $17.8 million $15.6 million, $11.2 million for the twelve months ended December 31, 2019, 2018, and 2017, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses in the accompanying consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.

(18)    SUBSEQUENT EVENTS
There are no material events or transactions that have occurred subsequent to December 31, 2019.

(19)    QUARTERLY FINANCIAL INFORMATION (unaudited)
The following table contains selected financial information from unaudited statements of income for each quarter of 2019 and 2018:

	Quarters Ended
	2019				2018
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Revenues	$288,837	$275,400	$275,124	$247,066	$241,981	$236,067	$236,060	$221,174
Gross profit	142,275	130,717	127,860	116,048	115,871	111,626	109,276	102,805
Income before income taxes	47,790	40,552	36,419	35,077	40,107	38,626	37,700	39,437
Net income	46,790	40,390	31,999	27,348	31,552	38,924	39,161	37,825
Earnings per diluted share	$1.15	$1.00	$0.80	$0.69	$0.79	$0.96	$0.97	$0.95
Shares used in computing diluted earnings per share	40,736	40,280	39,813	39,585	39,891	40,528	40,224	39,836