Form 10-Q
period 2020-03-31
TYLER TECHNOLOGIES INC
filed 2020-04-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on April 27, 2020 was 39,761,629.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Software licenses and royalties	$18,737	$21,793
Subscriptions	81,723	67,275
Software services	52,133	48,443
Maintenance	114,365	100,152
Appraisal services	5,763	5,214
Hardware and other	3,820	4,189
Total revenues	276,541	247,066

Cost of revenues:
Software licenses and royalties	740	818
Acquired software	8,027	6,682
Software services, maintenance and subscriptions	131,779	117,160
Appraisal services	4,385	3,452
Hardware and other	2,479	2,906
Total cost of revenues	147,410	131,018

Gross profit	129,131	116,048

Selling, general and administrative expenses	67,485	57,766
Research and development expense	22,361	18,941
Amortization of other intangibles	5,392	4,850

Operating income	33,893	34,491

Other income, net	990	586
Income before income taxes	34,883	35,077
Income tax (benefit) provision	(12,667)	7,729
Net income	$47,550	$27,348

Earnings per common share:
Basic	$1.20	$0.71
Diluted	$1.16	$0.69
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$301,985	$232,682
Accounts receivable (less allowance for losses and sales adjustments of $6,470 in 2020 and $5,738 in 2019)	318,144	374,089
Short-term investments	38,250	39,399
Prepaid expenses	33,964	24,717
Income tax receivable	16,657	6,482
Other current assets	3,220	2,328
Total current assets	712,220	679,697

Accounts receivable, long-term	21,394	22,432
Operating lease right-of-use assets	17,992	18,992
Property and equipment, net	175,460	171,861
Other assets:
Goodwill	840,028	840,117
Other intangibles, net	366,506	378,914
Non-current investments and other assets	85,776	79,601
Total assets	$2,219,376	$2,191,614

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,958	$14,977
Accrued liabilities	59,765	75,234
Operating lease liabilities	6,373	6,387
Current income tax payable	—	—
Deferred revenue	365,959	412,495
Total current liabilities	445,055	509,093

Revolving line of credit	—	—
Deferred revenue, long-term	167	199
Deferred income taxes	45,774	48,442
Operating lease liabilities, long-term	15,548	16,822

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2020 and December 31, 2019	481	481
Additional paid-in capital	798,089	739,478
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	964,886	917,336
Treasury stock, at cost; 8,397,086 and 8,839,352 shares in 2020 and 2019, respectively	(50,578)	(40,191)
Total shareholders' equity	1,712,832	1,617,058
Total liabilities and shareholders' equity	$2,219,376	$2,191,614
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$47,550	$27,348
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,985	17,308
Share-based compensation expense	17,302	14,416
Operating lease right-of-use assets expense	1,457	1,165
Deferred income tax benefit	(2,668)	(4,785)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	56,982	9,622
Income tax receivable	(10,175)	12,425
Prepaid expenses and other current assets	(11,186)	(3,862)
Accounts payable	(2,020)	(1,501)
Operating lease liabilities	(1,743)	(1,272)
Accrued liabilities	(12,210)	(3,760)
Deferred revenue	(46,568)	(43,147)
Net cash provided by operating activities	56,706	23,957

Cash flows from investing activities:
Additions to property and equipment	(9,349)	(12,320)
Purchase of marketable security investments	(27,271)	(3,590)
Proceeds from marketable security investments	18,237	20,276
Purchase of investment in common shares	(10,000)	—
Proceeds from the sale of investment in preferred shares	15,000	—
Investment in software	(1,315)	(690)
Cost of acquisitions, net of cash acquired	(261)	(199,130)
(Increase) decrease in other	(48)	564
Net cash used by investing activities	(15,007)	(194,890)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	—	85,000
Purchase of treasury shares	(15,482)	(17,786)
Payment of contingent consideration	(5,619)	—
Proceeds from exercise of stock options	46,236	6,528
Contributions from employee stock purchase plan	2,469	2,349
Net cash provided by financing activities	27,604	76,091

Net increase (decrease) in cash and cash equivalents	69,303	(94,842)
Cash and cash equivalents at beginning of period	232,682	134,279
Cash and cash equivalents at end of period	$301,985	$39,437
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058
Net income	—	—	—	—	47,550	—	—	47,550
Exercise of stock options and vesting of restricted stock units	—	—	38,942	—	—	498	7,294	46,236
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(7)	(2,301)	(2,301)
Stock compensation	—	—	17,302	—	—	—	—	17,302
Issuance of shares pursuant to employee stock purchase plan	—	—	2,367	—	—	10	102	2,469
Treasury stock purchases	—	—	—	—	—	(59)	(15,482)	(15,482)
Balance at March 31, 2020	48,148	$481	$798,089	$(46)	$964,886	(8,397)	$(50,578)	$1,712,832

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	48,148	$481	$731,435	$(46)	$771,925	(9,872)	$(178,949)	$1,324,846
Retained earnings adjustment-adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Net income	—	—	—	—	27,348	—	—	27,348
Exercise of stock options and vesting of restricted stock units	—	—	(14,405)	—	—	111	20,933	6,528
Employee taxes paid for withheld shares for taxes upon equity award	—	—	—	—	—	(7)	(1,337)	(1,337)
Stock compensation	—	—	14,416	—	—	—	—	14,416
Issuance of shares pursuant to employee stock purchase plan	—	—	(373)	—	—	15	2,722	2,349
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at March 31, 2019	48,148	$481	$731,073	$(46)	$798,157	(9,825)	$(170,920)	$1,358,745

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1) Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2020, and December 31, 2019, and operating result amounts are for the three months ended March 31, 2020, and 2019, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2019. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three months ended March 31, 2020, and 2019.
(2) Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the accounting policies for ASU 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020, that have had a material impact on our condensed consolidated financial statements and related notes.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID -19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the current environment will negatively impact our revenues and other financial results for fiscal 2020. However, for the first quarter of 2020, we did not experience a material negative impact on our financial results associated with the pandemic.
Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. We expect to see some impact on our business in the near term, with possible delays in government procurement processes and delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues. We are working to address those challenges through adapting the way we do business – encouraging web and video conferencing, conducting sales demonstrations and delivering professional services remotely.
Our priorities during this crisis are protecting the health and safety of our employees and our clients. Our IT systems and applications support a remote workforce. Prior to the pandemic, many of our employees worked remotely. In response to the pandemic, we encouraged all employees who are able to do so to work from home, equipping them with resources necessary to continue uninterrupted. We were able to transition the vast majority of our employees to this work-from-home posture. This reduces the number of team members in our offices to those uniquely needed for essential on-site services, such as network operations support staff, and allows for “social distancing” as directed by the Centers for Disease Control ("CDC").
The pandemic has delayed some government procurement processes and is expected to impact our ability to complete certain implementations, negatively impacting our revenue. It could also negatively impact the timing of client payments to us. We continue to monitor these trends in order to respond to the ever-changing impact of COVID-19 on our clients and Tyler’s operations.

Recurring revenues, from subscriptions and maintenance revenues, for the three months ended March 31, 2020, comprise 71% of our total consolidated revenue, and include newer transaction-based revenue streams such as e-filing and online payments. As of March 31, 2020, we had $392.6 million in cash and investments and no outstanding borrowings under our credit facility. We also have substantial additional liquidity available through our undrawn $400.0 million credit facility, which can be expanded through an accordion feature. For the first quarter of 2020, the negative impact of the COVID-19 pandemic was not material to our operating results. No asset impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the pandemic, management’s judgment regarding this could change in the future.
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
REVENUE RECOGNITION
Nature of Products and Services:
We earn revenue from software licenses, royalties, subscription-based services, software services, post-contract customer support (“PCS” or “maintenance”), hardware, and appraisal services. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Most of our software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include software services, such as training or installation, are evaluated to determine whether the customer can benefit from the services either on their own or together with other resources readily available to the customer and whether the services are separately identifiable from other promises in the contract. The transaction price is allocated to the distinct performance obligations on a relative SSP basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. Revenue is recognized net of allowances for sales adjustments and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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
Refer to Note 13 - "Disaggregation of Revenue" for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.
Contract Balances:
Accounts receivable and allowance for losses and sales adjustments
Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. We record an unbilled receivable related to revenue recognized for on-premises licenses as we have an unconditional right to invoice and receive payment in the future related to those licenses.
At March 31, 2020, and December 31, 2019, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $339.5 million and $396.5 million, respectively. We have recorded unbilled receivables of $134.5 million and $134.0 million at March 31, 2020, and December 31, 2019, respectively. Included in unbilled receivables are retention receivables of $12.5 million and $13.1 million at March 31, 2020, and December 31, 2019, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.

We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time of the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $6.5 million at March 31, 2020, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13 Financial Instruments - Credit Losses and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we have not experienced any historical credit losses with the majority of our clients, we have no basis to record a reserve for credit losses as defined by the standard.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, available for-sale debt securities, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of an allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. As of January 1, 2020, we adopted the new standard with no material impact of credit losses to our trade and other receivables, held-to-maturity debt securities and retained earnings included in our condensed consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, ("ASU 2019-12") which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect adoption of this standard to have a material effect on the Company’s consolidated financial statements.
(3) Acquisitions

On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. In the three months ended March 31, 2020, we paid $5.6 million in contingent consideration. As of March 31, 2020, we have no contingent consideration accrued as it relates to acquisitions completed in prior periods.
(4)  Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended March 31,
	2020		2019
	Shares	Amount	Shares	Amount
Purchases of treasury shares	(59)	$(15,482)	(72)	$(14,289)
Stock option exercises	481	46,236	94	6,564
Employee stock plan purchases	10	2,469	15	2,349
Restricted stock units vested, net of withheld shares upon award settlement	10	$(2,301)	10	$(1,373)
As of March 31, 2020, we have authorization from our board of directors to repurchase up to 2.6 million additional shares of our common stock.

(5) Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $30.9 million and $29.8 million as of March 31, 2020, and December 31, 2019, respectively. Amortization expense was $3.9 million for the three months ended March 31, 2020, and $3.8 million for the three months ended March 31, 2019. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6) Other Assets
As of March 31, 2020, we have $90.6 million in investment grade corporate and municipal bonds with maturity dates ranging ranging through 2023. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are presented at amortized cost are included in Short-term investments and Non-current investments and other assets in the accompanying condensed consolidated balance sheets. As of March 31, 2020, we have an accrued interest receivable balance of $493,000 and is included in Account receivables, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three months ended March 31, 2020, we have recorded no credit losses. Interest income and amortization of discounts and premiums are included in Other income (expense), net in the accompanying condensed consolidated statements of income.
During the three months ended March 31, 2020, we sold our $15 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited ("Record Holdings"), a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings, to BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V L.P. During the same period, we purchased $10 million in common stock representing a 18% interest in BFTR, LLC. The investment in common stock is accounted under the cost method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, our cost method investments are assessed for impairment. We do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. This investment is included in Non-current investments and other assets in the accompanying condensed consolidated balance sheets.
(7) Revolving Line of Credit
On September 30, 2019, we entered into a $400 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $400 million, including a $25 million sublimit for letters of credit. The Credit Facility matures on September 30, 2024.
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%. As of March 31, 2020, the interest rates were 3.38% under the Wells Fargo Bank's prime rate and approximately 2.12% under the 30-day LIBOR option. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2020, we were in compliance with those covenants.
As of March 31, 2020, we had no outstanding borrowings under the Credit Facility, and available borrowing capacity was $400.0 million.

(8) Income Tax Provision
We had an effective income tax rate of negative 36.3% for the three months ended March 31, 2020, compared to 22.0% for the three months ended March 31, 2019. The change in the effective tax rate for the three months ended March 31, 2020, as compared to the same period in 2019, was principally driven by an increase in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized was $22.1 million for the three months ended March 31, 2020, compared to $1.7 million for the three months ended March 31, 2019. Excluding the excess tax benefits, the effective rate was 27.0% for the three months ended March 31, 2020, compared to 26.8% for the three months ended March 31, 2019.
We made tax payments of $176,000 and $88,000 in the three months ended March 31, 2020, and 2019, respectively.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was signed into law on March 27, 2020, provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, and investments and grants for entities in affected industries (e.g., health care, airlines). The business tax provisions of the CARES Act include temporary changes to income and non-income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. Measures not related to income-based taxes include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020, over the following two years and (2) allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds.
We evaluated the CARES Act provisions and the enactment resulted in no income tax adjustments. We do not believe that the income tax implications will be significant to our overall income tax liability.
(9) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$47,550	$27,348
Denominator:
Weighted-average basic common shares outstanding	39,500	38,308
Assumed conversion of dilutive securities:
Stock awards	1,644	1,277
Denominator for diluted earnings per share - Adjusted weighted-average shares	41,144	39,585
Earnings per common share:
Basic	$1.20	$0.71
Diluted	$1.16	$0.69
For the three months ended March 31, 2020, and March 31, 2019, stock awards representing the right to purchase common stock of approximately 79,000 shares and 1,253,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

(10) Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one year to eight years. Some of these leases include options to extend for up to 10 years. We had no finance leases and no related party lease agreements as of March 31, 2020. Operating lease costs were approximately $2.6 million for the three months ended March 31, 2020, and $2.1 million for the three months ended March 31, 2019.
The components of operating lease expense were as follows:

Lease Costs	Financial Statement Classification	Three Months Ended March 31,
		2020	2019
Operating lease cost	Selling, general and administrative expenses	$1,666	$1,370
Short-term lease cost	Selling, general and administrative expenses	574	570
Variable lease cost	Selling, general and administrative expenses	394	163
Net lease cost		$2,634	$2,103
As of March 31, 2020, Right-of-use ("ROU") lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

	March 31, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$17,992	$18,992
Liabilities:
Operating leases, short-term	6,373	6,387
Operating leases, long-term	15,548	16,822
Total lease liabilities	$21,921	$23,209
Supplemental information related to leases was as follows:

Other Information	Three Months Ended March 31,
	2020	2019
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,873	$1,530

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$457	$431

Lease term and discount rate:
Weighted average remaining lease term (years)	4	5
Weighted average discount rate	4.00%	4.00%

As of March 31, 2020, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2020 (Remaining 2020)	$5,845
2021	6,340
2022	4,021
2023	2,989
2024	2,545
Thereafter	2,133
Total lease payments	23,873
Less: Interest	(1,952)
Present value of operating lease liabilities	$21,921
Rental Income from third parties
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2020 and 2025, and some have options to extend the lease for up to five years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants for the three months ended March 31, 2020, totaled $274,000 and for the three months ended March 31, 2019, totaled $284,000. Rental income is included in Hardware and other revenue on the condensed consolidated statements of income. Future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount

2020 (Remaining 2020)	$1,009
2021	1,372
2022	1,402
2023	1,432
2024	1,462
Thereafter	857
Total	$7,534
As of March 31, 2020, we had no additional significant operating or finance leases that had not yet commenced.
(11) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended March 31,
	2020	2019
Cost of software services, maintenance and subscriptions	$4,252	$3,798
Selling, general and administrative expenses	13,050	10,618
Total share-based compensation expense	$17,302	$14,416

(12) Segment and Related Information
We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through seven business units, which focus on the following products:
•financial management, education and planning, regulatory and maintenance software solutions;
•financial management, municipal courts, planning, regulatory and maintenance management software solutions;
•courts and justice and public safety software solutions;
•data and insights solutions;
•case management and business management solutions; and
•appraisal and tax software solutions, property appraisal services and land and vital records management software solutions.
In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, and land and vital records management software solutions unit; courts and justice and public safety software solutions unit; the data and insights solutions unit; and case management and business management solutions units meet the criteria for aggregation and are presented in one reportable segment, the Enterprise Software (“ES”) segment. The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, and data and insights. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for Corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference. Due to the shelter-in-place orders caused by the COVID pandemic, we cancelled our company-wide user conference for the current year.
As of January 1, 2020, the land and vital records management business unit, which was previously reported in the ES segment, was moved to the A&T segment. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Prior year amounts for the ES and A&T segments have been adjusted to reflect the segment change.

For the three months ended March 31, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$15,951	$2,786	$—	$18,737
Subscriptions	76,644	5,079	—	81,723
Software services	44,949	7,184	—	52,133
Maintenance	104,841	9,524	—	114,365
Appraisal services	—	5,763	—	5,763
Hardware and other	3,791	27	2	3,820
Intercompany	4,001	18	(4,019)	—
Total revenues	$250,177	$30,381	$(4,017)	$276,541
Segment operating income	$60,472	$6,908	$(20,068)	$47,312

For the three months ended March 31, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$18,522	$3,271	$—	$21,793
Subscriptions	63,255	4,020	—	67,275
Software services	40,456	7,987	—	48,443
Maintenance	91,188	8,964	—	100,152
Appraisal services	—	5,214	—	5,214
Hardware and other	4,130	62	(3)	4,189
Intercompany	3,484	69	(3,553)	—
Total revenues	$221,035	$29,587	$(3,556)	$247,066
Segment operating income	$55,474	$7,095	$(16,546)	$46,023

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2020	2019
Total segment operating income	$47,312	$46,023
Amortization of acquired software	(8,027)	(6,682)
Amortization of customer and trade name intangibles	(5,392)	(4,850)
Other income, net	990	586
Income before income taxes	$34,883	$35,077

(13) Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended March 31, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$16,066	$2,671	$18,737
Subscriptions	—	81,723	81,723
Software services	—	52,133	52,133
Maintenance	—	114,365	114,365
Appraisal services	—	5,763	5,763
Hardware and other	3,820	—	3,820
Total	$19,886	$256,655	$276,541

For the three months ended March 31, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$16,910	$4,883	$21,793
Subscriptions	—	67,275	67,275
Software services	—	48,443	48,443
Maintenance	—	100,152	100,152
Appraisal services	—	5,214	5,214
Hardware and other	4,189	—	4,189
Total	$21,099	$225,967	$247,066

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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$181,485	$14,603	$—	$196,088
Non-recurring revenues	64,691	15,760	2	80,453
Intercompany	4,001	18	(4,019)	—
Total revenues	$250,177	$30,381	$(4,017)	$276,541

For the three months ended March 31, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$154,443	$12,984	$—	$167,427
Non-recurring revenues	63,108	16,534	(3)	79,639
Intercompany	3,484	69	(3,553)	—
Total revenues	$221,035	$29,587	$(3,556)	$247,066

(14) Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2020	December 31, 2019
Enterprise Software	$333,314	$375,838
Appraisal and Tax	31,205	35,487
Corporate	1,607	1,369
Totals	$366,126	$412,694
Changes in total deferred revenue, including long-term, were as follows:

Three months ended March 31, 2020
Balance as of December 31, 2019	$412,694
Deferral of revenue	198,324
Recognition of deferred revenue	(244,892)
Balance as of March 31, 2020	$366,126
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of March 31, 2020, was $1.50 billion, of which we expect to recognize approximately 48% as revenue over the next 12 months and the remainder thereafter.
(15) Commitments and Contingencies
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(16) Subsequent Events
There have been no material events and transactions that occurred subsequent to March 31, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; (2) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (3) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the Internet infrastructure to be adequately maintained; (6) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (7) general economic, political and market conditions; (8) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (9) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (10) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (11) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
GENERAL
We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs of public sector entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), which primarily utilize the Tyler private cloud, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and, in some cases, fixed fee arrangements. Other transaction-based fees primarily relate to online payment services. We also provide property appraisal outsourcing services for taxing jurisdictions.
Our products generally automate seven major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety (4) property appraisal and tax, (5) planning, regulatory and maintenance (6) land and vital records management, (7) data and insights and (8) case management and business process management. We report our results in two segments. The Enterprise Software (“ES”) segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; and data analytics. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
As of January 1, 2020, the land and vital records management business unit, which was previously reported in the ES segment, was moved to the A&T segment. These changes were made to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Prior year amounts for the ES and A&T segments have been adjusted to reflect the segment change.
Our total employee count increased to 5,449 at March 31, 2020, from 5,053 at March 31, 2019.

For the three months ended March 31, 2020, total revenues increased 11.9% compared to the prior year period.
Subscriptions revenue grew 21.5% for the three months ended March 31, 2020, due to an ongoing shift toward cloud-based, software as a service business, as well as continued growth in our e-filing revenues from courts. Excluding the impact of recent acquisitions, subscriptions revenue increased 18.3% for the three months ended March 31, 2020.
Our backlog at March 31, 2020, was $1.50 billion, a 19.2% increase from last year.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID -19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the current environment will negatively impact our revenues and other financial results for fiscal 2020. However, for the first quarter of 2020, we did not experience a material negative impact on our financial results associated with the pandemic.
Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. We expect to see some impact on our business in the near term, with possible delays in government procurement processes and delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues. We are working to address those challenges through adapting the way we do business – encouraging web and video conferencing, conducting sales demonstrations and delivering professional services remotely.
Our priorities during this crisis are protecting the health and safety of our employees and our clients. Our IT systems and applications support a remote workforce. Prior to the pandemic, many of our employees worked remotely. In response to the pandemic, we encouraged all employees who are able to do so to work from home, equipping them with resources necessary to continue uninterrupted. We were able to transition the vast majority of our employees to this work-from-home posture. This reduces the number of team members in our offices to those uniquely needed for essential on-site services, such as network operations support staff, and allows for “social distancing” as directed by the Centers for Disease Control ("CDC").
The pandemic has delayed some government procurement processes and is expected to impact our ability to complete certain implementations, negatively impacting our revenue. It could also negatively impact the timing of client payments to us. We continue to monitor these trends in order to respond to the ever-changing impact of COVID-19 on our clients and Tyler’s operations.
Recurring revenues, from subscriptions and maintenance revenues, for the three months ended March 31, 2020, comprise 71% of our total consolidated revenue, and include newer transaction-based revenue streams such as e-filing and online payments. As of March 31, 2020, we had $392.6 million in cash and investments and no outstanding borrowings under our credit facility. We also have substantial additional liquidity available through our undrawn $400.0 million credit facility, which can be expanded through an accordion feature. For the first quarter of 2020, the negative impact of the COVID-19 pandemic was not material to our operating results. No asset impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances had occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2019. Except for the accounting policies for credit losses updated as a result of adopting ASU No. 2016-13 - Financial Instruments - Credit losses, there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2019.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended
	2020	2019
Revenues:
Software licenses and royalties	6.8%	8.8%
Subscriptions	29.5	27.2
Software services	18.8	19.6
Maintenance	41.4	40.6
Appraisal services	2.1	2.1
Hardware and other	1.4	1.7
Total revenues	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.2	3.0
Software services, maintenance and subscriptions	47.7	47.4
Appraisal services	1.6	1.4
Hardware and other	0.9	1.2
Selling, general and administrative expenses	24.4	23.4
Research and development expense	8.1	7.7
Amortization of customer and trade name intangibles	1.9	2.0
Operating income	12.2	13.9
Other income, net	0.4	0.2
Income before income taxes	12.6	14.1
Income tax (benefit) provision	(4.6)	3.1
Net income	17.2%	11.0%
Revenues
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The following table details revenue for MicroPact for the quarter ended March 31, 2020 and 2019, respectively, which is included in our condensed consolidated statements of income from the date of acquisition:

	Three Months Ended
	2020	2019
Revenues:
Software licenses and royalties	$1,410	$714
Subscriptions	2,488	630
Software services	5,145	1,707
Maintenance	9,645	2,392
Appraisal services	—	—
Hardware and other	18	13
Total revenues	$18,706	$5,456

Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
ES	$15,951	$18,522	$(2,571)	(14)%
A&T	2,786	3,271	(485)	(15)
Total software licenses and royalties revenue	$18,737	$21,793	$(3,056)	(14)%

Software licenses and royalties revenue decreased 14% for the three months ended March 31, 2020, compared to the prior year period. The decline in software licenses and royalties revenue for the three months ended March 31, 2020, is primarily attributed to a shift in the mix of new software contracts toward more subscription agreements compared to the prior year. Our total new contract value mix for the three months ended March 31, 2020, was approximately 27% perpetual software license arrangements and approximately 73% subscription-based arrangements compared to total new contract value mix for the three months ended March 31, 2019, of approximately 46% perpetual software license arrangements and approximately 54% subscription-based arrangements.
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
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
ES	$76,644	$63,255	$13,389	21%
A&T	5,079	4,020	1,059	26
Total subscriptions revenue	$81,723	$67,275	$14,448	21%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which generally utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 21% for the three months ending March 31, 2020, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending March 31, 2020, we added 131 new SaaS clients and 19 existing on-premises clients converted to our SaaS model. Since March 31, 2019, we have added 599 new SaaS clients while 84 existing on-premises clients converted to our SaaS model. Also, e-filing services and transaction-based fees from online payments contributed approximately $2.8 million to the subscriptions revenue increase for the three months ended March 31, 2020 due to the addition of new e-filing clients, as well as increased volumes of online payments from utility billings.

Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
ES	$44,949	$40,456	$4,493	11%
A&T	7,184	7,987	(803)	(10)
Total software services revenue	$52,133	$48,443	$3,690	8%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Software services revenue increased 8% for the three months ended March 31, 2020, compared to the prior year period. For the three months ended, the increase is due to higher new contract volume and the addition of professional services staff to grow our capacity to deliver backlog, partially offset by clients converting from on-premises license arrangements to SaaS and some delays caused by the disruptions related to COVID-19. Our implementation and support staff has grown by 290 employees since March 31, 2019.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
ES	$104,841	$91,188	$13,653	15%
A&T	9,524	8,964	560	6
Total maintenance revenue	$114,365	$100,152	$14,213	14%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 14% for the three months ended March 31, 2020, compared to the prior year period. Maintenance revenue increased mainly due to contributions of maintenance revenue from recent acquisitions of $6.7 million. The remainder of the increase is attributed to annual maintenance rate increases and growth in our installed customer base from new software license sales partially offset by clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
ES	$—	$—	$—	—%
A&T	5,763	5,214	549	11
Total appraisal services revenue	$5,763	$5,214	$549	11%
Appraisal services revenue for the three months ended March 31, 2020, increased by 11%, compared to the prior year primarily due to the addition of several new revaluation contracts started during the fourth quarter of 2019, offset somewhat by delays to several ongoing projects as a result of shelter-in-place orders and social distancing restrictions related to COVID-19. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

 Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
Software licenses and royalties	$740	$818	$(78)	(10)%
Acquired software	8,027	6,682	1,345	20
Software services, maintenance and subscriptions	131,779	117,160	14,619	12
Appraisal services	4,385	3,452	933	27
Hardware and other	2,479	2,906	(427)	(15)
Total cost of revenues	$147,410	$131,018	$16,392	13%
The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	Three Months Ended
	2020	2019	Change
Software licenses, royalties and acquired software	53.2%	65.6%	(12.4)%
Software services, maintenance and subscriptions	46.9	45.7	1.2
Appraisal services	23.9	33.8	(9.9)
Hardware and other	35.1	30.6	4.5
Overall gross margin	46.7%	47.0%	(0.3)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2020, our software licenses, royalties and acquired software gross margin decreased 12.4% compared to the prior year period due to lower revenue from software licenses and increased amortization expense for acquired software resulting from acquisitions.
Software services, maintenance and subscriptions. Cost of software services, maintenance and subscriptions primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The software services, maintenance and subscription gross margin in the three months ended March 31, 2020, increased 1.2% from the comparable prior year period. Our implementation and support staff has grown by 290 employees since March 31, 2019, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 2.1% of total revenue for the three months ended March 31, 2020. The appraisal services gross margin for the three months ended March 31, 2020, decreased 9.9% compared to the same period in 2019. During the three months ended March 31, 2020, appraisal services gross margin decreased due to staffing increases resulting from new revaluation projects, as well as lower staff utilization in March 2020 as a result of COVID-19 shelter-in place orders. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
For the three months ended March 31, 2020, our overall gross margin decreased 0.3% compared to the prior year period. The decrease in overall margins is attributed to lower margins from software licenses due to lower software license revenue and higher amortization expense for acquired software resulting from acquisitions as well as staffing increases attributed to appraisal services. The decrease in overall gross margin is offset by a higher revenue mix for subscription revenues compared to the prior year period resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
Selling, general and administrative expenses	$67,485	$57,766	$9,719	17%
SG&A as a percentage of revenues was 24% for the three months ended March 31, 2020, compared to 23% for the three months ended March 31, 2019. SG&A expense increased 17% for the three months ended March 31, 2020. This increase is mainly due to higher share-based compensation expense, increased staffing levels, and an increase in commission expense as a result of higher sales. We have added 72 SG&A employees, mainly to our sales and finance teams, since March 31, 2019. For the three months ended March 31, 2020, stock compensation expense rose $2.4 million compared to the same period in 2019, mainly due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
Research and development expense	$22,361	$18,941	$3,420	18%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
Research and development expense in the three months ended March 31, 2020, increased 18% compared to the prior period mainly due to a number of new Tyler product development initiatives across our product suites, as well as investments related to recently acquired businesses. To support these initiatives, our research and development staff has grown by 65 since March 31, 2019.
Amortization of Other Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is primarily allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. The increase in amortization of other intangibles is primarily attributed to the recent acquisitions closed in 2019.
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
Amortization of other intangibles	$5,392	$4,850	$542	11%
 Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
Other income, net	$990	$586	$404	69

Other income, net, is comprised of interest income from invested cash net of interest expense and non-usage and other fees associated with our revolving credit agreement. The increase in other income, net, in the three months ended March 31, 2020, compared to the prior period is attributed to the increased interest income from higher levels of invested cash, offset somewhat by lower interest rates.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	Three Months Ended		Change
	2020	2019	$	%
Income tax (benefit) provision	$(12,667)	$7,729	$(20,396)	NM

Effective income tax rate	(36.3)%	22.0%
The change in effective tax rate for the three months ended March 31, 2020, as compared to the same period in 2019, was principally driven by an increase in the excess tax benefits related to stock incentive awards. The effective income tax rates for the three months ended March 31, 2020 and 2019, respectively, were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized were $22.1 million for the three months ended March 31, 2020, compared to $1.7 million for the three months ended March 31, 2019. Excluding the excess tax benefits, the effective rate was 27.0% for the three months ended March 31, 2020, compared to 26.8% for the three months ended March 31, 2019.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was signed into law on March 27, 2020, provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the US economy. The assistance includes tax relief and government loans, and investments and grants for entities in affected industries (e.g., health care, airlines). The business tax provisions of the Act include temporary changes to income and non-income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. Measures not related to income-based taxes include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020, over the following two years and (2) allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. We evaluated the CARES Act provisions and the enactment resulted in no income tax adjustments. We do not believe that the income tax implications will be significant to our overall income tax liability.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2020, we had cash and cash equivalents of $302.0 million compared to $232.7 million at December 31, 2019. We also had $90.6 million invested in investment grade corporate and municipal bonds as of March 31, 2020. These investments mature ranging through 2023, and we intend to hold these investments until maturity. As of March 31, 2020, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

	2020	2019
Cash flows provided (used) by:
Operating activities	$56,706	$23,957
Investing activities	(15,007)	(194,890)
Financing activities	27,604	76,091
Net increase (decrease) in cash and cash equivalents	$69,303	$(94,842)
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

For the three months ended March 31, 2020, operating activities provided cash of $56.7 million. Operating activities that provided cash were primarily comprised of net income of $47.6 million, non-cash depreciation and amortization charges of $20.0 million, non-cash share-based compensation expense of $17.3 million and a non-cash decrease in operating lease right-of-use assets of $1.5 million. Working capital, excluding cash, increased approximately $29.6 million mainly due to the decline in deferred revenue balances, the timing of payments related to bonuses and prepaid commissions, and the deferred taxes associated with stock option activity during the period. These increases were offset by collections of annual maintenance renewals and subscription renewal billings that are billed in the fourth quarter.
Our days sales outstanding (“DSO”) was 104 days at March 31, 2020, compared to 117 days at December 31, 2019 and 104 days at March 31, 2019. The decrease in DSO compared to December 31, 2019, is primarily attributed to our maintenance billing cycle typically peaking at its highest level in June and second highest level in December of each year and is followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $15.0 million in the three months ending March 31, 2020. Approximately $9.3 million was invested in property and equipment, including $4.8 million related to real estate. In addition, approximately $1.3 million of software development was capitalized in the quarter. Proceeds of $15 million for the sale of the investment in convertible preferred stock representing a 20% interest in Record Holdings to BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V.L.P. During the same period, we purchased $10 million in common stock representing a 18% interest in BFTR, LLC. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
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
Financing activities provided cash of $27.6 million in the three months ended March 31, 2020, and were comprised of proceeds from stock option exercises and employee stock purchase plan activity. We paid $5.6 million in contingent consideration resulting from the MicroPact acquisition. During the three months ended March 31, 2020, we repurchased approximately 59,000 shares of our common stock for an aggregate purchase price of $15.5 million, with an average price per share of $263.28.
Financing activities provided cash of $76.1 million in the three months ended March 31, 2019, and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit, proceeds from stock option exercises and employee stock purchase plan activity. During the three months ended March 31, 2019, we repurchased approximately 72,000 shares of our common stock for an aggregate purchase price of $14.3 million, with an average price per share of $199.03.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of March 31, 2020, we have authorization from our board of directors to repurchase up to 2.6 million additional shares of Tyler common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $176,000 and $88,000 in the three months ended March 31, 2020, and 2019, respectively.
On September 30, 2019, we entered into a $400 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $400 million, including a $25 million sublimit for letters of credit. The Credit Facility matures on September 30, 2024.

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
We lease office facilities, as well as transportation and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2028.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of March 31, 2020, we had no outstanding borrowings under our Credit Facility and available borrowing capacity under the Credit Agreement was $400.0 million.
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%.
During the three months ended March 31, 2020, our effective average interest rate for borrowings was 3.83%. As of March 31, 2020, our interest rate was 3.38% under the Wells Fargo Bank prime rate and approximately 2.12% under the 30-day LIBOR option.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2020, except for the risk factors described below, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19 will adversely affect our business and results of operations.
We expect that the global emergence of COVID-19 (novel coronavirus) will negatively impact our business and financial results in fiscal year 2020. As the virus has spread, it has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the pandemic will negatively impact our revenues and other financial results.
We expect to see some impact on our business in the near term, with possible delays in government procurement processes and delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues.
We expect appraisal and software implementations projects delays as clients put projects on hold or slow projects by extending go-lives dates. While we have the ability to deliver most of our professional services remotely, some of our professional services, including appraisal assessments, are more effective when performed on-site, and certain clients insist on on-site services in any event. In addition, some professional services relate to training and require the availability of the client. We expect a negative impact on our software services revenue and appraisal services and respective margins throughout the fiscal year 2020. Also, we expect software licenses and subscriptions revenues to be negatively affected due to delays in procurement processes. Our clients who are negatively impacted by the virus may request changes to payment terms, negatively impacting the timing of collections of accounts receivables in future periods. For the three months ended March 31, 2020, 71% of our total revenue and earnings are relatively predictable as a result of our subscription and maintenance revenue, which is recurring in nature, and for most of first quarter 2020, our results were not materially impacted by COVID-19; thus, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
None

ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certifications Pursuant Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	Inline XBRL Extenstion Labels Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: April 29, 2020