Form 10-Q
period 2020-06-30
TYLER TECHNOLOGIES INC
filed 2020-07-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 27, 2020 was 40,240,793.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Software licenses and royalties	$17,025	$20,675	$35,762	$42,468
Subscriptions	85,638	73,475	167,361	140,750
Software services	43,654	57,401	95,787	105,844
Maintenance	116,760	106,689	231,125	206,841
Appraisal services	4,696	6,233	10,459	11,447
Hardware and other	3,318	10,651	7,138	14,840
Total revenues	271,091	275,124	547,632	522,190

Cost of revenues:
Software licenses and royalties	1,130	891	1,870	1,709
Acquired software	8,006	7,988	16,033	14,670
Subscriptions, software services and maintenance	124,287	125,759	256,066	242,919
Appraisal services	3,976	3,758	8,361	7,210
Hardware and other	2,489	8,868	4,968	11,774
Total cost of revenues	139,888	147,264	287,298	278,282

Gross profit	131,203	127,860	260,334	243,908

Selling, general and administrative expenses	62,521	65,827	130,006	123,593
Research and development expense	21,949	20,101	44,310	39,042
Amortization of other intangibles	5,392	5,266	10,784	10,116

Operating income	41,341	36,666	75,234	71,157

Other income (expense), net	470	(247)	1,460	339
Income before income taxes	41,811	36,419	76,694	71,496
Income tax (benefit) provision	(12,081)	4,420	(24,748)	12,149
Net income	$53,892	$31,999	$101,442	$59,347

Earnings per common share:
Basic	$1.35	$0.83	$2.54	$1.54
Diluted	$1.30	$0.80	$2.44	$1.49
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$351,336	$232,682
Accounts receivable (less allowance for losses and sales adjustments of $9,256 in 2020 and $5,738 in 2019)	405,731	374,089
Short-term investments	52,352	39,399
Prepaid expenses	33,343	24,717
Income tax receivable	27,935	6,482
Other current assets	3,245	2,328
Total current assets	873,942	679,697

Accounts receivable, long-term	21,121	22,432
Operating lease right-of-use assets	16,659	18,992
Property and equipment, net	174,967	171,861
Other assets:
Goodwill	840,028	840,117
Other intangibles, net	354,115	378,914
Non-current investments and other assets	101,764	79,601
Total assets	$2,382,596	$2,191,614

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,640	$14,977
Accrued liabilities	56,368	75,234
Operating lease liabilities	6,217	6,387
Current income tax payable	—	—
Deferred revenue	423,037	412,495
Total current liabilities	494,262	509,093

Revolving line of credit	—	—
Deferred revenue, long-term	167	199
Deferred income taxes	44,713	48,442
Operating lease liabilities, long-term	14,126	16,822

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2020 and December 31, 2019	481	481
Additional paid-in capital	843,998	739,478
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	1,018,778	917,336
Treasury stock, at cost; 7,917,657 and 8,839,352 shares in 2020 and 2019, respectively	(33,883)	(40,191)
Total shareholders' equity	1,829,328	1,617,058
Total liabilities and shareholders' equity	$2,382,596	$2,191,614
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$101,442	$59,347
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,270	36,744
Share-based compensation expense	35,688	29,482
Operating lease right-of-use assets expense	2,843	2,551
Deferred income tax benefit	(3,729)	(7,440)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(30,332)	(69,058)
Income tax receivable	(21,453)	4,806
Prepaid expenses and other current assets	(9,870)	(9,987)
Accounts payable	(6,338)	550
Operating lease liabilities	(3,375)	(2,866)
Accrued liabilities	(19,136)	846
Deferred revenue	10,510	3,479
Net cash provided by operating activities	96,520	48,454

Cash flows from investing activities:
Additions to property and equipment	(16,268)	(24,052)
Purchase of marketable security investments	(79,747)	(10,117)
Proceeds from marketable security investments	40,020	39,688
Purchase of investment in common shares	(10,000)	—
Proceeds from the sale of investment in preferred shares	15,000	—
Investment in software	(2,695)	(2,232)
Cost of acquisitions, net of cash acquired	(261)	(199,220)
(Increase) decrease in other	(328)	432
Net cash used by investing activities	(54,279)	(195,501)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	—	15,000
Purchase of treasury shares	(15,482)	(17,786)
Payment of contingent consideration	(5,619)	—
Proceeds from exercise of stock options	92,337	22,132
Contributions from employee stock purchase plan	5,177	4,609
Net cash provided by financing activities	76,413	23,955

Net increase (decrease) in cash and cash equivalents	118,654	(123,092)
Cash and cash equivalents at beginning of period	232,682	134,279
Cash and cash equivalents at end of period	$351,336	$11,187
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	48,148	$481	$798,089	$(46)	$964,886	(8,397)	$(50,578)	$1,712,832
Net income	—	—	—	—	53,892	—	—	53,892
Exercise of stock options and vesting of restricted stock units	—	—	27,642	—	—	482	18,459	46,101
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(12)	(4,591)	(4,591)
Stock compensation	—	—	18,386	—	—	—	—	18,386
Issuance of shares pursuant to employee stock purchase plan	—	—	(119)	—	—	10	2,827	2,708
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at June 30, 2020	48,148	$481	$843,998	$(46)	$1,018,778	(7,917)	$(33,883)	$1,829,328

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	48,148	$481	$731,073	$(46)	$798,157	(9,825)	$(170,920)	$1,358,745
Net income	—	—	—	—	31,999	—	—	31,999
Exercise of stock options and vesting of restricted stock units	—	—	(29,884)	—	—	239	45,488	15,604
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(9)	(2,044)	(2,044)
Stock compensation	—	—	15,066	—	—	—	—	15,066
Issuance of shares pursuant to employee stock purchase plan	—	—	(335)	—	—	13	2,595	2,260
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at June 30, 2019	48,148	$481	$715,920	$(46)	$830,156	(9,582)	$(124,881)	$1,421,630

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058
Net income	—	—	—	—	101,442	—	—	101,442
Exercise of stock options and vesting of restricted stock units	—	—	66,584	—	—	980	25,753	92,337
Employee taxes paid for withheld shares for taxes upon equity award	—	—	—	—	—	(19)	(6,892)	(6,892)
Stock compensation	—	—	35,688	—	—	—	—	35,688
Issuance of shares pursuant to employee stock purchase plan	—	—	2,248	—	—	20	2,929	5,177
Treasury stock purchases	—	—	—	—	—	(59)	(15,482)	(15,482)
Balance at June 30, 2020	48,148	$481	$843,998	$(46)	$1,018,778	(7,917)	$(33,883)	$1,829,328

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	48,148	$481	$731,435	$(46)	$771,925	(9,872)	$(178,949)	$1,324,846
Retained earnings adjustment-adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Net income	—	—	—	—	59,347	—	—	59,347
Exercise of stock options and vesting of restricted stock units	—	—	(44,289)	—	—	350	66,421	22,132
Employee taxes paid for withheld shares for taxes upon equity award	—	—	—	—	—	(16)	(3,381)	(3,381)
Stock compensation	—	—	29,482	—	—	—	—	29,482
Issuance of shares pursuant to employee stock purchase plan	—	—	(708)	—	—	28	5,317	4,609
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at June 30, 2019	48,148	$481	$715,920	$(46)	$830,156	(9,582)	$(124,881)	$1,421,630

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1) Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2020, and December 31, 2019, and operating result amounts are for the three and six months ended June 30, 2020, and 2019, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2019. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and six months ended June 30, 2020, and 2019.
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the current environment will negatively impact our revenues and other financial results for fiscal 2020.
Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. We expect to see some impact on our business in the near term, with delays in government procurement processes, and uncertainty around public sector budgets, as well as delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues. We are working to address those challenges through adapting the way we do business – encouraging web and video conferencing, conducting sales demonstrations and delivering professional services remotely.
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

For the second quarter of 2020, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses, software services, appraisal services, and other revenues. Lower software licenses compared to prior periods are attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. Software services and appraisal services revenue declines are attributed to delays in implementations caused by travel restrictions and shelter-in-place orders in effect during the period. Other revenues were lower compared to prior periods primarily as a result of the cancellation of our 2020 Connect user conference. Lower revenues compared to prior periods were offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. If and as travel restrictions and shelter-in-place orders are relaxed, we expect software services and appraisal services revenues to increase as the limited number of our clients who insist on or require that all or a portion of their services be delivered onsite will be able to receive those services. Also, we are adapting to the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely. Both of those factors result in increases in staff utilization rates and billable time.
Recurring revenues, from subscriptions and maintenance, for the six months ended June 30, 2020, comprised 75% of our total consolidated revenue, and include transaction-based revenue streams such as e-filing and online payments. As of June 30, 2020, we had $472.5 million in cash and investments and no outstanding borrowings under our credit facility. We also have substantial additional liquidity available through our undrawn $400.0 million credit facility, which can be expanded through an accordion feature. During the second quarter of 2020, we completed our annual assessment of goodwill which did not result in an impairment charge. No impairments of other assets were recorded as of the balance sheet date as no triggering events or changes in circumstances occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the carrying amount of goodwill; the carrying amount and estimated useful lives of intangible assets; the carrying amount of operating lease right-of-use assets and operating lease liabilities; determining share-based compensation expense; the valuation allowance for receivables; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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

At June 30, 2020, and December 31, 2019, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $426.9 million and $396.5 million, respectively. We have recorded unbilled receivables of $137.5 million and $134.0 million at June 30, 2020, and December 31, 2019, respectively. Included in unbilled receivables are retention receivables of $13.2 million and $13.1 million at June 30, 2020, and December 31, 2019, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $9.3 million at June 30, 2020, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13 and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we have not experienced any historical credit losses with the majority of our clients, we have no basis to record a reserve for credit losses as defined by the standard.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
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
During the second quarter, as part of our annual impairment test, we performed qualitative assessments for all reporting units except for the Data and insights reporting unit. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step1 quantitative impairment test. We performed a quantitative assessment for goodwill of $75.7 million associated with our Data and insights business unit and concluded no impairment exists as of our annual assessment date. Most of our reporting units are comprised of goodwill relating to a combination of legacy and acquired businesses and as a result, have fair values that substantially exceed their underlying carrying values. Certain reporting units, in particular our Case management and business process management and Data and insights units are comprised entirely of recently acquired businesses and as a result, do not have significant excess fair values over carrying values. As of our annual assessment date, the Case management and business process management and Data and insights business units combined was $152.0 million, or 18%, of total goodwill as of June 30, 2020.
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Changes in market conditions or other factors outside of our control, such as the COVID-19 pandemic, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

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
(3) Acquisitions
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. In the six months ended June 30, 2020, we paid $5.6 million in contingent consideration. We have no contingent consideration accrued as of June 30, 2020.
(4)  Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	—	$—	(59)	$(15,482)	(72)	$(14,289)
Stock option exercises	436	46,101	203	15,604	917	92,337	297	22,132
Employee stock plan purchases	10	2,708	13	2,260	20	5,177	28	4,609
Restricted stock units vested, net of withheld shares upon award settlement	33	$(4,591)	27	$(2,008)	43	$(6,892)	37	$(3,381)
As of June 30, 2020, we have authorization from our board of directors to repurchase up to 2.6 million additional shares of our common stock.

(5) Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $30.2 million and $29.8 million as of June 30, 2020, and December 31, 2019, respectively. Amortization expense was $3.6 million and $7.5 million for the three and six months ended June 30, 2020, respectively, and $4.1 million and $7.9 million for the three and six months ended June 30, 2019, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6) Other Assets
As of June 30, 2020, we have $121.2 million in investment grade corporate and municipal bonds with varying maturity dates through 2024. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are presented at amortized cost and are included in short-term investments and non-current investments and other assets in the accompanying condensed consolidated balance sheets. As of June 30, 2020, we have an accrued interest receivable balance of $584,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and six months ended June 30, 2020, we have recorded no credit losses. Interest income and amortization of discounts and premiums are included in other income (expense), net in the accompanying condensed consolidated statements of income.
During the six months ended June 30, 2020, we sold our $15 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited ("Record Holdings"), a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings, to BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V L.P. During the same period, we purchased $10 million in common stock representing a 18% interest in BFTR, LLC. The investment in common stock is accounted under the cost method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, our cost method investments are assessed for impairment. We do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in have occurred during the period that require reassessment. This investment is included in non-current investments and other assets in the accompanying condensed consolidated balance sheets.
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
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%. As of June 30, 2020, the interest rates were 3.38% under the Wells Fargo Bank's prime rate and approximately 1.29% under the 30-day LIBOR option. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2020, we were in compliance with those covenants.
As of June 30, 2020, we had no outstanding borrowings under the Credit Facility, and available borrowing capacity was $400.0 million.

(8) Income Tax Provision
We had an effective income tax rate of negative 28.9% and negative 32.3% for the three and six months ended June 30, 2020, respectively compared to 12.1% and 17.0% for the three and six months ended June 30, 2019, respectively. The decrease in the effective tax rates for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was principally driven by an increase in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized was $23.4 million and $45.5 million for the three and six months ended June 30, 2020, respectively, compared to $5.4 million and $7.0 million for the three and six months ended June 30, 2019, respectively. Excluding the excess tax benefits, the effective tax rate was 27.2% and 27.1% for the three and six months ended June 30, 2020, respectively, compared to 26.9% and 26.8% for the three and six months ended June 30, 2019, respectively.
We made tax payments of $422,000 and $14.8 million in the six months ended June 30, 2020, and 2019, respectively.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was signed into law on March 27, 2020, provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, and investments and grants for entities in affected industries (e.g., health care and airlines). The business tax provisions of the CARES Act include temporary changes to income and non-income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. Measures not related to income-based taxes include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020, over the following two years and (2) allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. We evaluated the CARES Act provisions and the enactment resulted in no cumulative adjustments to income taxes. We also do not believe that the income tax implications will be significant to our overall income tax liabilities going forward.
(9) Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$53,892	$31,999	$101,442	$59,347
Denominator:
Weighted-average basic common shares outstanding	39,963	38,402	39,984	38,462
Assumed conversion of dilutive securities:
Stock awards	1,453	1,411	1,548	1,344
Denominator for diluted earnings per share - Adjusted weighted-average shares	41,416	39,813	41,532	39,806
Earnings per common share:
Basic	$1.35	$0.83	$2.54	$1.54
Diluted	$1.30	$0.80	$2.44	$1.49
For the three and six months ended June 30, 2020, and June 30, 2019, stock awards representing the right to purchase common stock of approximately 124,000 and 102,000 shares and 750,000 and 1.0 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

(10) Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one year to eight years. Some of these leases include options to extend for up to 10 years. We had no finance leases and no related party lease agreements as of June 30, 2020. Operating lease costs were approximately $2.5 million and $5.1 million for the three and six months ended June 30, 2020, respectively, and $2.6 million and $4.7 million for the three and six months ended June 30, 2019, respectively.
The components of operating lease expense were as follows:

Lease Costs	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Operating lease cost	Selling, general and administrative expenses	$1,606	$1,664	$3,272	$3,034
Short-term lease cost	Selling, general and administrative expenses	447	593	1,021	1,163
Variable lease cost	Selling, general and administrative expenses	454	368	848	531
Net lease cost		$2,507	$2,625	$5,141	$4,728
Right-of-use ("ROU") lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets as follows:

	June 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$16,659	$18,992
Liabilities:
Operating leases, short-term	6,217	6,387
Operating leases, long-term	14,126	16,822
Total lease liabilities	$20,343	$23,209
Supplemental information related to leases was as follows:

Other Information	Six Months Ended June 30,
	2020	2019
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,379	$3,362

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$510	$2,099

Lease term and discount rate:
Weighted average remaining lease term (years)	4	5
Weighted average discount rate	4.00%	4.00%

As of June 30, 2020, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2020 (Remaining 2020)	$3,978
2021	6,372
2022	4,049
2023	3,014
2024	2,555
Thereafter	2,130
Total lease payments	22,098
Less: Interest	(1,755)
Present value of operating lease liabilities	$20,343
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
Rental income from third-party tenants for the three and six months ended June 30, 2020, totaled $292,000 and $566,000, respectively, and for the three and six months ended June 30, 2019, totaled $270,000 and $554,000, respectively. Rental income is included in Hardware and other revenue on the condensed consolidated statements of income. As of June 30, 2020, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2020 (Remaining 2020)	$696
2021	1,372
2022	1,402
2023	1,432
2024	1,462
Thereafter	858
Total	$7,222
As of June 30, 2020, we had no additional significant operating or finance leases that had not yet commenced.
(11) Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of subscriptions, software services and maintenance	$4,369	$3,756	$8,621	$7,554
Selling, general and administrative expenses	14,017	11,310	27,067	21,928
Total share-based compensation expense	$18,386	$15,066	$35,688	$29,482

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
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Segment operating income for Corporate primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference. Due to the shelter-in-place orders caused by the COVID-19 pandemic, we cancelled our company-wide user conference for the current year.
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

For the three months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$14,683	$2,342	$—	$17,025
Subscriptions	79,128	6,510	—	85,638
Software services	38,899	4,755	—	43,654
Maintenance	107,336	9,424	—	116,760
Appraisal services	—	4,696	—	4,696
Hardware and other	3,300	18	—	3,318
Intercompany	4,533	2	(4,535)	—
Total revenues	$247,879	$27,747	$(4,535)	$271,091
Segment operating income	$69,025	$6,148	$(20,434)	$54,739

For the three months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$17,555	$3,120	$—	$20,675
Subscriptions	69,386	4,089	—	73,475
Software services	48,404	8,997	—	57,401
Maintenance	97,641	9,048	—	106,689
Appraisal services	—	6,233	—	6,233
Hardware and other	4,493	5	6,153	10,651
Intercompany	3,576	84	(3,660)	—
Total revenues	$241,055	$31,576	$2,493	$275,124
Segment operating income	$59,668	$7,923	$(17,671)	$49,920

For the six months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$30,634	$5,128	$—	$35,762
Subscriptions	$155,772	$11,589	—	$167,361
Software services	$83,848	$11,939	—	$95,787
Maintenance	$212,177	$18,948	—	$231,125
Appraisal services	$0	$10,459	—	$10,459
Hardware and other	$7,091	$45	$2	$7,138
Intercompany	8,534	20	(8,554)	—
Total revenues	$498,056	$58,128	$(8,552)	$547,632
Segment operating income	$129,497	$13,056	$(40,502)	$102,051

For the six months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$36,077	$6,391	$—	$42,468
Subscriptions	132,641	8,109	—	140,750
Software services	88,860	16,984	—	105,844
Maintenance	188,829	18,012	—	206,841
Appraisal services	0	11,447	—	11,447
Hardware and other	8,623	67	6,150	14,840
Intercompany	7,060	153	(7,213)	—
Total revenues	$462,090	$61,163	$(1,063)	$522,190
Segment operating income	$115,142	$15,018	$(34,217)	$95,943

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2020	2019	2020	2019
Total segment operating income	$54,739	$49,920	$102,051	$95,943
Amortization of acquired software	(8,006)	(7,988)	(16,033)	(14,670)
Amortization of customer and trade name intangibles	(5,392)	(5,266)	(10,784)	(10,116)
Other income (expense), net	470	(247)	1,460	339
Income before income taxes	$41,811	$36,419	$76,694	$71,496

(13) Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended June 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$14,468	$2,557	$17,025
Subscriptions	—	85,638	85,638
Software services	—	43,654	43,654
Maintenance	—	116,760	116,760
Appraisal services	—	4,696	4,696
Hardware and other	3,318	—	3,318
Total	$17,786	$253,305	$271,091

For the three months ended June 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$15,802	$4,873	$20,675
Subscriptions	—	73,475	73,475
Software services	—	57,401	57,401
Maintenance	—	106,689	106,689
Appraisal services	—	6,233	6,233
Hardware and other	10,651	—	10,651
Total	$26,453	$248,671	$275,124

For the six months ended June 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$30,534	$5,228	$35,762
Subscriptions	—	167,361	167,361
Software services	—	95,787	95,787
Maintenance	—	231,125	231,125
Appraisal services	—	10,459	10,459
Hardware and other	7,138	—	7,138
Total	$37,672	$509,960	$547,632

For the six months ended June 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$32,712	$9,756	$42,468
Subscriptions	—	140,750	140,750
Software services	—	105,844	105,844
Maintenance	—	206,841	206,841
Appraisal services	—	11,447	11,447
Hardware and other	14,840	—	14,840
Total	$47,552	$474,638	$522,190

Recurring Revenue
The majority of our revenue is comprised of revenues from maintenance and subscriptions, which we consider to be recurring revenue. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of three to five years, providing a significant source of recurring revenues on an annual basis. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$186,464	$15,934	$—	$202,398
Non-recurring revenues	56,882	11,811	—	68,693
Intercompany	4,533	2	(4,535)	—
Total revenues	$247,879	$27,747	$(4,535)	$271,091

For the three months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$167,027	$13,137	$—	$180,164
Non-recurring revenues	70,452	18,355	6,153	94,960
Intercompany	3,576	84	(3,660)	—
Total revenues	$241,055	$31,576	$2,493	$275,124

For the six months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$367,949	$30,537	$—	$398,486
Non-recurring revenues	121,573	27,571	2	149,146
Intercompany	8,534	20	(8,554)	—
Total revenues	$498,056	$58,128	$(8,552)	$547,632

For the six months ended June 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$321,470	$26,121	$—	$347,591
Non-recurring revenues	133,560	34,889	6,150	174,599
Intercompany	7,060	153	(7,213)	—
Total revenues	$462,090	$61,163	$(1,063)	$522,190

(14) Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2020	December 31, 2019
Enterprise Software	$396,405	$375,838
Appraisal and Tax	25,437	35,487
Corporate	1,362	1,369
Totals	$423,204	$412,694
Changes in total deferred revenue, including long-term, were as follows:

Six months ended June 30, 2020
Balance as of December 31, 2019	$412,694
Deferral of revenue	508,126
Recognition of deferred revenue	(497,616)
Balance as of June 30, 2020	$423,204

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of June 30, 2020, was $1.54 billion, of which we expect to recognize approximately 49% as revenue over the next 12 months and the remainder thereafter.
(15) Commitments and Contingencies
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(16) Subsequent Events
There have been no material events and transactions that occurred subsequent to June 30, 2020.

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
Our total employee count increased to 5,495 at June 30, 2020, from 5,164 at June 30, 2019.

For the three and six months ended June 30, 2020, total revenues decreased 1.5% and increased 4.9%, respectively, compared to the prior year periods.
Subscriptions revenue grew 16.6% and 18.9% for the three and six months ended June 30, 2020, respectively, compared to the prior year periods, due to an ongoing shift toward cloud-based, software as a service business, as well as continued growth in our transaction-based revenues related to online-payment services. Excluding the impact of recent acquisitions, subscriptions revenue increased 15.9% and 17.1% for the three and six months ended June 30, 2020, respectively, compared to the prior year periods.
Our backlog as of June 30, 2020, was $1.54 billion, a 7.4% increase from last year.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the current environment will negatively impact our revenues and other financial results for fiscal 2020.
Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. We expect to see some impact on our business in the near term, with delays in government procurement processes, uncertainty around public sector budgets, as well as delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues. We are working to address those challenges through adapting the way we do business – encouraging web and video conferencing, conducting sales demonstrations and delivering professional services remotely.
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
For the second quarter of 2020, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses, software services, appraisal services, and other revenues. Lower software licenses compared to prior periods are attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. Software services and appraisal services revenue declines are attributed to delays in implementations caused by travel restrictions and shelter-in-place orders in effect during the period. Other revenues were lower compared to prior periods primarily as a result of the cancellation of our 2020 Connect user conference. Lower revenues compared to prior periods were offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. If and as travel restrictions and shelter-in-place orders are relaxed, we expect our software services and appraisal services revenues to increase as the limited number of our clients who insist on or require that all or a portion of their services be delivered onsite will be able to receive those services. Also, we are adapting to the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely. Both of those factors result in increases in staff utilization rates and billable time.
Recurring revenues, from subscriptions and maintenance, for the six months ended June 30, 2020, comprised 75% of our total consolidated revenue, and include transaction-based revenue streams such as e-filing and online payments. As of June 30, 2020, we had $472.5 million in cash and investments and no outstanding borrowings under our credit facility. We also have substantial additional liquidity available through our undrawn $400.0 million credit facility, which can be expanded through an accordion feature. During the second quarter of 2020, we completed our annual assessment of goodwill which did not result in an impairment charge. No impairments of other assets were recorded as of the balance sheet date as no triggering events or changes in circumstances occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations", included in our Form 10-K for the year ended December 31, 2019. Except for the accounting policies for credit losses updated as a result of adopting ASU No. 2016-13, Financial Instruments - Credit losses, there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2019.
Goodwill
During the second quarter, as part of our annual impairment test, we performed qualitative assessments for all reporting units except for the Data and insights reporting unit. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step1 quantitative impairment test. We performed a quantitative assessment for goodwill of $75.7 million associated with our Data and insights business unit and concluded no impairment exists as of our annual assessment date. Most of our reporting units are comprised of goodwill relating to a combination of legacy and acquired businesses and as a result, have fair values that substantially exceed their underlying carrying values. Certain reporting units, in particular our Case management and business process management and Data and insights units are comprised entirely of recently acquired businesses and as a result, do not have significant excess fair values over carrying values. As of our annual assessment date, the Case management and business process management and Data and insights business units combined was $152.0 million, or 18%, of total goodwill as of June 30, 2020.
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Changes in market conditions or other factors outside of our control, such as the COVID-19 pandemic, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.

Refer to Footnote 2, Accounting Standards and Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements (Unaudited) of the Form 10-Q for more discussion of our annual assessment of goodwill.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Revenues:
Software licenses and royalties	6.3%	7.5%	6.5%	8.1%
Subscriptions	31.6	26.7	30.6	27.0
Software services	16.1	20.9	17.5	20.3
Maintenance	43.1	38.7	42.2	39.6
Appraisal services	1.7	2.3	1.9	2.2
Hardware and other	1.2	3.9	1.3	2.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.4	3.2	3.3	3.1
Subscriptions, software services and maintenance	45.8	45.7	46.8	46.5
Appraisal services	1.5	1.4	1.5	1.4
Hardware and other	0.9	3.2	0.9	2.3
Selling, general and administrative expenses	23.1	23.9	23.7	23.7
Research and development expense	8.1	7.3	8.1	7.5
Amortization of customer and trade name intangibles	2.0	1.9	2.0	1.9
Operating income	15.2	13.4	13.7	13.6
Other income (expense), net	0.2	(0.1)	0.3	0.1
Income before income taxes	15.4	13.3	14.0	13.7
Income tax (benefit) provision	(4.5)	1.6	(4.5)	2.3
Net income	19.9%	11.7%	18.5%	11.4%
Revenues
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The following table details revenue for MicroPact for the three and six months ended June 30, 2020 and 2019, which is included in our condensed consolidated statements of income from the date of acquisition:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Revenues:
Software licenses and royalties	$1,924	$46	3,334	760
Subscriptions	2,565	1,953	5,053	2,583
Software services	5,467	5,248	10,612	6,955
Maintenance	10,369	7,342	20,015	9,734
Appraisal services	—	—	—	—
Hardware and other	1	8	18	21
Total revenues	$20,326	$14,597	$39,032	$20,053

Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$14,683	$17,555	$(2,872)	(16)%	$30,634	$36,077	$(5,443)	(15)%
A&T	2,342	3,120	(778)	(25)	5,128	6,391	(1,263)	(20)
Total software licenses and royalties revenue	$17,025	$20,675	$(3,650)	(18)%	$35,762	$42,468	$(6,706)	(16)%

Software licenses and royalties revenue decreased 18% and 16% for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The decline in software licenses and royalties revenue for the three and six months June 30, 2020, is primarily due to slower sales cycles attributed to our ERP, public safety and appraisal software products as the impact of COVID -19 has slowed government procurement processes and some contract signings have been pushed to future periods. Also contributing to the decline is a shift in the mix of new software contracts toward more subscription agreements compared to the prior year. Our total new client mix for the six months ended June 30, 2020, was approximately 37% perpetual software license arrangements and approximately 63% subscription-based arrangements compared to total new client mix for the six months ended June 30, 2019, of approximately 44% perpetual software license arrangements and approximately 56% subscription-based arrangements.
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
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$79,128	$69,386	$9,742	14%	$155,772	$132,641	$23,131	17%
A&T	6,510	4,089	2,421	59	11,589	8,109	3,480	43
Total subscriptions revenue	$85,638	$73,475	$12,163	17%	$167,361	$140,750	$26,611	19%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements, which generally utilize the Tyler private cloud. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements. Other sources of subscription-based services are derived from transaction-based fees primarily related to online payment services.
Subscriptions revenue grew 17% and 19% for the three and six months ending June 30, 2020, respectively, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ending June 30, 2020, respectively, we added 125 and 256 new SaaS clients and 42 and 61 existing on-premises clients converted to our SaaS model. Since June 30, 2019, we have added 570 new SaaS clients while 99 existing on-premises clients converted to our SaaS model. Also, transaction-based fees contributed $73,000 and $2.9 million to the increase in subscription revenue for the three and six months ended June 30, 2020 due to the increased volumes of online payments from utility billings, offset slightly by the decrease in e-filing services volumes.

Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$38,899	$48,404	$(9,505)	(20)%	$83,848	$88,860	$(5,012)	(6)%
A&T	4,755	8,997	(4,242)	(47)	11,939	16,984	(5,045)	(30)
Total software services revenue	$43,654	$57,401	$(13,747)	(24)%	$95,787	$105,844	$(10,057)	(10)%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Software services revenue decreased 24% and 10% for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The decline in software services is due to delays in client implementations caused by COVID-19 travel restrictions and shelter-in-place orders and the decline in billable travel revenue. Also contributing to the decline is the increase of clients selecting our cloud solutions instead of our on-premises license arrangements which typically require more professional services.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$107,336	$97,641	$9,695	10%	$212,177	$188,829	$23,348	12%
A&T	9,424	9,048	376	4	18,948	18,012	936	5.2
Total maintenance revenue	$116,760	$106,689	$10,071	9%	$231,125	$206,841	$24,284	12%

We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 9% and 12% for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. Maintenance revenue increased mainly due to contributions of maintenance revenue from recent acquisitions and completing the recognition of the majority of acquisition-related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods. The remainder of the increase is attributed to annual maintenance rate increases and growth in our installed customer base from new software license sales, partially offset by clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	4,696	6,233	(1,537)	(25)	10,459	11,447	(988)	(9)
Total appraisal services revenue	$4,696	$6,233	$(1,537)	(25)%	$10,459	$11,447	$(988)	(9)%
Appraisal services revenue for the three and six months ended June 30, 2020, decreased by 25% and 9%, respectively, compared to the prior year primarily due to the delays to several ongoing projects as a result of travel restrictions and shelter-in-place orders related to COVID-19. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

 Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Software licenses and royalties	$1,130	$891	$239	27%	$1,870	$1,709	$161	9%
Acquired software	8,006	7,988	18	0.2	16,033	14,670	1,363	9
Subscriptions, software services and maintenance	124,287	125,759	(1,472)	(1)	256,066	242,919	13,147	5
Appraisal services	3,976	3,758	218	6	8,361	7,210	1,151	16
Hardware and other	2,489	8,868	(6,379)	(72)	4,968	11,774	(6,806)	(58)
Total cost of revenues	$139,888	$147,264	$(7,376)	(5)%	$287,298	$278,282	$9,016	3%
The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Three Months Ended			Six Months Ended
	2020	2019	Change	2020	2019	Change
Software licenses, royalties and acquired software	46.3%	57.1%	(10.8)%	49.9%	61.4%	(11.5)%
Subscriptions, software services and maintenance	49.5	47.1	2.4	48.2	46.4	1.8
Appraisal services	15.3	39.7	(24.4)	20.1	37.0	(16.9)
Hardware and other	25.0	16.7	8.3	30.4	20.7	9.7
Overall gross margin	48.4%	46.5%	1.9%	47.5%	46.7%	0.8%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and six months ended June 30, 2020, respectively, our software licenses, royalties and acquired software gross margin decreased 10.8% and 11.5% compared to the prior year periods due to lower revenue from software licenses and increased amortization expense for acquired software resulting from acquisitions.
Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, software services and maintenance gross margin in the three and six months ended June 30, 2020, respectively, increased 2.4% and 1.8% from the comparable prior year periods. Although services revenue has declined period over period, margins have increased primarily due to cost savings attributed to lower travel expenses associated with implementation services. Our implementation and support staff has grown by 231 employees since June 30, 2019, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 1.7% and 1.9% of total revenue for the three and six months ended June 30, 2020, respectively. The appraisal services gross margin for the three and six months ended June 30, 2020, respectively, decreased 24.4% and 16.9% compared to the same periods in 2019. The appraisal gross margin decline is attributed to lower staff utilization as a result of COVID-19 shelter-in-place orders. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three and six months ended June 30, 2020, respectively, our overall gross margin increased 1.9% and 0.8% and compared to the prior year periods. The increase in overall margins is attributed to a higher revenue mix for subscription revenues compared to the prior year periods resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Although software services revenue has declined period over period, margins have increased due to cost savings attributable to lower travel expenses associated with implementation services. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. The increase in overall gross margin is offset by lower margins from software licenses due to lower software license revenue and higher amortization expense for acquired software resulting from acquisitions as well as lower staffing utilization attributable to appraisal services.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative expenses	$62,521	$65,827	$(3,306)	(5)%	$130,006	$123,593	$6,413	5%
SG&A as a percentage of revenues was 23% and 24% for the three and six months ended June 30, 2020, respectively, compared to 24% for both the three and six months ended June 30, 2019. SG&A expense decreased 5% and increased 5% for the three and six months ended June 30, 2020, respectively. The decline in SG&A expense for the three months ended June 30, 2020 is mainly due to lower bonus and commission expense as a result of lower sales, lower travel expenses associated with sales and marketing activities, including trade shows, as a result of COVID-19 travel restrictions, and lower health claim expenses during the current period. These increases were offset by higher stock compensation expense compared to the prior periods.
The increase in SG&A expense for the six months ending June 30, 2020 is attributed to increased staffing levels and increased stock compensation expense compared to prior periods. We have added 54 SG&A employees, mainly to our sales and finance teams, since June 30, 2019. For the three and six months ended June 30, 2020, respectively, stock compensation expense rose $2.7 million and $5.1 million compared to the same period in 2019, primarily due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Research and development expense	$21,949	$20,101	$1,848	9%	$44,310	$39,042	$5,268	13%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
Research and development expense in the three and six months ended June 30, 2020, respectively, increased 9% and 13% compared to the prior periods mainly due to a number of new Tyler product development initiatives across our product suites, as well as investments related to recently acquired businesses. To support these initiatives, our research and development staff has grown by 76 since June 30, 2019.
Amortization of Other Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is primarily allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. The increase in amortization of other intangibles is primarily attributed to the acquisitions closed in 2019.
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Amortization of other intangibles	$5,392	$5,266	$126	2%	$10,784	$10,116	$668	7%
 Other Income (Expense), Net
The following table sets forth a comparison of our other income, net, for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Other income (expense), net	$470	$(247)	$717	NM	$1,460	$339	$1,121	NM
Other income (expense), net, is comprised of interest income from invested cash net of interest expense and non-usage and other fees associated with our revolving credit agreement. The increase in other income (expense), net, in the three and six months ended June 30, 2020, respectively, compared to the prior periods is attributed to the increased interest income from higher levels of invested cash, partially offset by lower interest rates.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Income tax (benefit) provision	$(12,081)	$4,420	$(16,501)	NM	$(24,748)	$12,149	$(36,897)	NM

Effective income tax rate	(28.9)%	12.1%			(32.3)%	17.0%
The change in effective tax rate for the three and six months ended June 30, 2020, respectively, as compared to the same period in 2019, was principally driven by an increase in the excess tax benefits related to stock incentive awards. The effective income tax rates for the three and six months ended June 30, 2020 and 2019, respectively, were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized were $23.4 million and $45.5 million for the three and six months ended June 30, 2020, respectively, compared to $5.4 million and $7.0 million for the three and six months ended June 30, 2019, respectively. Excluding the excess tax benefits, the effective tax rate was 27.2% and 27.1% for the three and six months ended June 30, 2020, respectively, compared to 26.9% and 26.8% for the three and six months ended June 30, 2019, respectively.
The Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was signed into law on March 27, 2020, provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the US economy. The assistance includes tax relief and government loans, and investments and grants for entities in affected industries (e.g., health care, airlines). The business tax provisions of the Act include temporary changes to income and non-income based tax laws, including the ability to utilize net operating losses, interest expense deductions, alternative minimum tax credit refunds, charitable contributions, and depreciation of qualified improvement property. Measures not related to income-based taxes include (1) allowing an employer to pay its share of Social Security payroll taxes that would otherwise be due from the date of enactment through December 31, 2020, over the following two years and (2) allowing eligible employers subject to closure due to the COVID-19 pandemic to receive a 50% credit on qualified wages against their employment taxes each quarter, with any excess credits eligible for refunds. We evaluated the CARES Act provisions and the enactment resulted in no cumulative adjustments to income taxes. We also do not believe that the income tax implications will be significant to our overall income tax liabilities going forward.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2020, we had cash and cash equivalents of $351.3 million compared to $232.7 million at December 31, 2019. We also had $121.2 million invested in investment grade corporate and municipal bonds as of June 30, 2020. These investments have varying maturity dates through 2024, and we intend to hold these investments until maturity. As of June 30, 2020, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the six months ended June 30:

	2020	2019
Cash flows provided (used) by:
Operating activities	$96,520	$48,454
Investing activities	(54,279)	(195,501)
Financing activities	76,413	23,955
Net increase (decrease) in cash and cash equivalents	$118,654	$(123,092)
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
For the six months ended June 30, 2020, operating activities provided cash of $96.5 million. Operating activities that provided cash were primarily comprised of net income of $101.4 million, non-cash depreciation and amortization charges of $40.3 million, non-cash share-based compensation expense of $35.7 million and a non-cash decrease in operating lease right-of-use assets of $2.8 million. Working capital, excluding cash, increased approximately $83.7 million mainly due to higher accounts receivable because of an increase in unbilled receivables attributed to revenues recognized prior to billings and our maintenance billing cycle peaking in June, the timing of bonuses and tax payments, timing of prepaid maintenance subscriptions, and deferred taxes associated with stock option activity during the period. These increases were offset by an increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 135 days at June 30, 2020, compared to 117 days at December 31, 2019 and 125 days at June 30, 2019. The increase in DSO compared to December 31, 2019, is primarily attributed to our maintenance billing cycle, which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The increase in DSO compared to June 30, 2019, is mainly due to an increase in unbilled receivables attributable to an increase in software services contracts accounted for using progress-to-completion method of revenue recognition in which the services are performed in one accounting period, but the billing normally occurs subsequently in another accounting period. Also contributing to increases in DSO are slower collections as government payment processes were impacted by delays caused by the COVID-19 pandemic.
Investing activities used cash of $54.3 million in the six months ending June 30, 2020. Approximately $16.3 million was invested in property and equipment, including $6.8 million related to real estate. In addition, approximately $2.7 million of software development was capitalized in the quarter. During the six months ending June 30, 2020, we received $15 million in proceeds from the sale of the investment in convertible preferred stock representing a 20% interest in Record Holdings to BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V.L.P. During the same period, we purchased $10 million in common stock representing a 18% interest in BFTR, LLC. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
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
Financing activities provided cash of $76.4 million in the six months ended June 30, 2020, and were comprised of proceeds from stock option exercises and employee stock purchase plan activity. We paid $5.6 million in contingent consideration resulting from the MicroPact acquisition. During the six months ended June 30, 2020, we repurchased approximately 59,000 shares of our common stock for an aggregate purchase price of $15.5 million, with an average price per share of $263.28.
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
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of June 30, 2020, we have authorization from our board of directors to repurchase up to 2.6 million additional shares of Tyler common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $422,000 and $14.8 million in the six months ended June 30, 2020, and 2019, respectively.
On September 30, 2019, we entered into a $400 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $400 million, including a $25 million sublimit for letters of credit. The Credit Facility matures on September 30, 2024.
We anticipate that 2020 capital spending will be between $34 million and $35 million, including approximately $10 million related to real estate and approximately $6 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
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
As of June 30, 2020, we had no outstanding borrowings under our Credit Facility and available borrowing capacity under the Credit Agreement was $400.0 million.
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%.
As of June 30, 2020, our interest rate was 3.38% under the Wells Fargo Bank prime rate and approximately 1.29% under the 30-day LIBOR option.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2020, except for the risk factors described below, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We expect to see some impact on our business in the near term, with delays in government procurement processes and uncertainty around public sector budgets, as well as delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues.
We expect appraisal and software implementations projects delays as clients put projects on hold or slow projects by extending go-lives dates. While we have the ability to deliver most of our professional services remotely, some of our professional services, including appraisal assessments, are more effective when performed on-site, and certain clients may insist on on-site services in any event. In addition, some professional services relate to training and require the availability of the client. We expect a negative impact on our software services and appraisal services revenues and respective margins throughout the fiscal year 2020. Also, we expect software licenses and subscriptions revenues to be negatively affected due to delays in procurement processes. Some clients may request changes to payment terms, negatively impacting the timing of collections of accounts receivables in future periods. For the three months ended June 30, 2020, 75% of our total revenue and earnings are relatively predictable as a result of our subscription and maintenance revenue, which is recurring in nature, thus the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.
We perform our annual goodwill impairment analysis as of the first day of the second quarter of each year. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. The occurrence of any of these events, which could be caused or impacted by the COVID-19 pandemic, may require us to record future goodwill impairment charges.

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
Date: July 29, 2020