Form 10-Q
period 2020-09-30
TYLER TECHNOLOGIES INC
filed 2020-11-04
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on November 2, 2020 was 40,326,928.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Software licenses and royalties	$19,937	$25,379	$55,699	$67,847
Subscriptions	89,290	75,272	256,651	216,022
Software services	47,946	54,997	143,733	160,841
Maintenance	117,979	109,833	349,104	316,674
Appraisal services	5,394	6,008	15,853	17,455
Hardware and other	5,200	3,911	12,338	18,751
Total revenues	285,746	275,400	833,378	797,590

Cost of revenues:
Software licenses and royalties	1,177	971	3,047	2,680
Acquired software	7,965	7,975	23,998	22,645
Subscriptions, software services and maintenance	125,881	128,545	381,947	371,464
Appraisal services	3,434	4,096	11,795	11,306
Hardware and other	3,780	3,096	8,748	14,870
Total cost of revenues	142,237	144,683	429,535	422,965

Gross profit	143,509	130,717	403,843	374,625

Selling, general and administrative expenses	66,819	63,888	196,825	187,481
Research and development expense	21,642	21,130	65,952	60,172
Amortization of other intangibles	5,392	5,646	16,176	15,762

Operating income	49,656	40,053	124,890	111,210

Other income, net	280	499	1,740	838
Income before income taxes	49,936	40,552	126,630	112,048
Income tax provision (benefit)	10,652	162	(14,096)	12,311
Net income	$39,284	$40,390	$140,726	$99,737

Earnings per common share:
Basic	$0.98	$1.04	$3.52	$2.58
Diluted	$0.94	$1.00	$3.39	$2.49
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$518,685	$232,682
Accounts receivable (less allowance for losses and sales adjustments of $9,760 in 2020 and $4,302 in 2019)	362,667	374,089
Short-term investments	55,595	39,399
Prepaid expenses	29,743	24,717
Income tax receivable	20,752	6,482
Other current assets	3,157	2,328
Total current assets	990,599	679,697

Accounts receivable, long-term	24,459	22,432
Operating lease right-of-use assets	15,321	18,992
Property and equipment, net	170,833	171,861
Other assets:
Goodwill	840,028	840,117
Other intangibles, net	341,999	378,914
Non-current investments	75,278	42,235
Other non-current assets	33,646	37,366
Total assets	$2,492,163	$2,191,614

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,073	$14,977
Accrued liabilities	81,688	75,234
Operating lease liabilities	5,780	6,387
Current income tax payable	—	—
Deferred revenue	436,504	412,495

Total current liabilities	535,045	509,093

Revolving line of credit	—	—
Deferred revenue, long-term	118	199
Deferred income taxes	45,985	48,442
Operating lease liabilities, long-term	12,870	16,822

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2020 and December 31, 2019	481	481
Additional paid-in capital	872,963	739,478
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	1,058,062	917,336
Treasury stock, at cost; 7,832,824 and 8,839,352 shares in 2020 and 2019, respectively	(33,315)	(40,191)
Total shareholders' equity	1,898,145	1,617,058
Total liabilities and shareholders' equity	$2,492,163	$2,191,614
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$140,726	$99,737
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,746	56,547
Share-based compensation expense	54,112	44,369
Operating lease right-of-use assets expense	4,233	3,979
Deferred income tax benefit	(2,458)	(10,329)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	9,394	(35,544)
Income tax receivable	(14,270)	4,553
Prepaid expenses and other current assets	(7,333)	(7,630)
Accounts payable	(3,904)	1,548
Operating lease liabilities	(5,121)	(4,530)
Accrued liabilities	6,276	(1,379)
Deferred revenue	23,927	27,206
Net cash provided by operating activities	266,328	178,527

Cash flows from investing activities:
Additions to property and equipment	(19,064)	(28,833)
Purchase of marketable security investments	(111,329)	(27,322)
Proceeds from marketable security investments	61,794	56,854
Purchase of investment in common shares	(10,000)	—
Proceeds from the sale of investment in preferred shares	15,000	—
Investment in software	(4,316)	(3,540)
Cost of acquisitions, net of cash acquired	(261)	(199,870)
Decrease (increase) in other	13	(493)
Net cash used by investing activities	(68,163)	(203,204)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	—	—
Purchase of treasury shares	(15,484)	(17,786)
Payment of contingent consideration	(5,619)	—
Proceeds from exercise of stock options	100,732	62,295
Contributions from employee stock purchase plan	8,209	7,327
Net cash provided by financing activities	87,838	51,836

Net increase in cash and cash equivalents	286,003	27,159
Cash and cash equivalents at beginning of period	232,682	134,279
Cash and cash equivalents at end of period	$518,685	$161,438
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	48,148	$481	$843,998	$(46)	$1,018,778	(7,917)	$(33,883)	$1,829,328
Net income	—	—	—	—	39,284	—	—	39,284
Exercise of stock options and vesting of restricted stock units	—	—	7,578	—	—	75	817	8,395
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(316)	(316)
Stock compensation	—	—	18,424	—	—	—	—	18,424
Issuance of shares pursuant to employee stock purchase plan	—	—	2,963	—	—	11	69	3,032
Treasury stock purchases	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	48,148	$481	$872,963	$(46)	$1,058,062	(7,832)	$(33,315)	$1,898,145

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	48,148	$481	$715,920	$(46)	$830,156	(9,582)	$(124,881)	$1,421,630
Net income	—	—	—	—	40,390	—	—	40,390
Exercise of stock options and vesting of restricted stock units	—	—	(38,160)	—	—	396	78,323	40,163
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(191)	(191)
Stock compensation	—	—	14,887	—	—	—	—	14,887
Issuance of shares pursuant to employee stock purchase plan	—	—	(61)	—	—	15	2,779	2,718
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at September 30, 2019	48,148	$481	$692,586	$(46)	$870,546	(9,172)	$(43,970)	$1,519,597

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058
Net income	—	—	—	—	140,726	—	—	140,726
Exercise of stock options and vesting of restricted stock units	—	—	74,162	—	—	1,055	26,570	100,732
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—		—	—	(20)	(7,208)	(7,208)
Stock compensation	—	—	54,112	—	—	—	—	54,112
Issuance of shares pursuant to employee stock purchase plan	—	—	5,211	—	—	31	2,998	8,209
Treasury stock purchases	—	—	—	—	—	(59)	(15,484)	(15,484)
Balance at September 30, 2020	48,148	$481	$872,963	$(46)	$1,058,062	(7,832)	$(33,315)	$1,898,145

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	48,148	$481	$731,435	$(46)	$771,925	(9,872)	$(178,949)	$1,324,846
Retained earnings adjustment-adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Net income	—	—	—	—	99,737	—	—	99,737
Exercise of stock options and vesting of restricted stock units	—	—	(82,449)	—	—	746	144,744	62,295
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(17)	(3,572)	(3,572)
Stock compensation	—	—	44,369	—	—	—	—	44,369
Issuance of shares pursuant to employee stock purchase plan	—	—	(769)	—	—	43	8,096	7,327
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at September 30, 2019	48,148	$481	$692,586	$(46)	$870,546	(9,172)	$(43,970)	$1,519,597

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2020, and December 31, 2019, and operating result amounts are for the three and nine months ended September 30, 2020, and 2019, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2019. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and nine months ended September 30, 2020, and 2019.
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the current environment will negatively impact our revenues and other financial results for fiscal 2020.
Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. We expect to see some impact on our business in the near term with delays in government procurement processes and uncertainty around public sector budgets, as well as delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues. We are working to address those challenges through adapting the way we do business – encouraging web and video conferencing, conducting sales demonstrations and delivering professional services remotely.
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
For the nine months ended September 30, 2020, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses, software services, appraisal services, and other revenues. Lower software licenses compared to prior periods are attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. Software services and appraisal services revenue declines are attributed to delays in implementations caused by travel restrictions and shelter-in-place orders in effect during the period. Other revenues were lower compared to prior periods primarily as a result of the cancellation of our 2020 Connect user conference. Lower revenues compared to prior periods were offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. If and as travel restrictions and shelter-in-place orders are relaxed, we expect software services and appraisal services revenues to increase as the limited number of our clients who require that all or a portion of their services be delivered onsite will be able to receive those services. Also, we are adapting by changing the way we do business, encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.
Recurring revenues from subscriptions and maintenance comprised 73% of our total consolidated revenue for the nine months ended September 30, 2020, and include transaction-based revenue streams such as e-filing and online payments. As of September 30, 2020, we had $649.6 million in cash and investments and no outstanding borrowings under our credit facility. We also have substantial additional liquidity available through our undrawn $400.0 million credit facility, which can be expanded through an accordion feature. During the second quarter of 2020, we completed our annual assessment of goodwill which did not result in an impairment charge. Since our assessment in the second quarter of 2020, we have recorded no impairment to goodwill as no triggering events or changes in circumstances occurred as of period-end. No impairments of other assets were recorded as of the balance sheet date as no triggering events or changes in circumstances occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.
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

At September 30, 2020, and December 31, 2019, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $387.1 million and $396.5 million, respectively. We have recorded unbilled receivables of $138.2 million and $134.0 million at September 30, 2020, and December 31, 2019, respectively. Included in unbilled receivables are retention receivables of $13.6 million and $13.1 million at September 30, 2020, and December 31, 2019, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $9.8 million at September 30, 2020, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13 and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we have not experienced any historical credit losses with the majority of our clients, we have no basis to record a reserve for credit losses as defined by the standard.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We assess goodwill for impairment annually as of April 1, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization.
During the second quarter, as part of our annual impairment test, we performed qualitative assessments for all reporting units except for the data and insights reporting unit. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill of $75.7 million associated with our data and insights business unit and concluded no impairment exists as of our annual assessment date. For most of our reporting units, goodwill relates to a combination of legacy and acquired businesses and as a result have fair values that substantially exceed their underlying carrying values. For other reporting units, in particular our case management and business process management and data and insights units, goodwill entirely relates to recently acquired businesses and as a result those units do not have significant excess fair values over carrying values. The case management and business process management and data and insights business units combined goodwill was $152.0 million, or 18%, of total goodwill as of September 30, 2020. Since our assessment in the second quarter of 2020, we have recorded no impairment to goodwill as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end.
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Changes in market conditions or other factors outside of our control, such as the COVID-19 pandemic, could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units and a consequent future impairment charge.

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, ("ASU 2019-12") which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We do not expect adoption of this standard to have a material effect on our consolidated financial statements.
(3)    Acquisitions
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. In the nine months ended September 30, 2020, we paid $5.6 million in contingent consideration. We have no contingent consideration accrued as of September 30, 2020.
(4)     Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$(2)	—	$—	(59)	$(15,484)	(72)	$(14,289)
Stock option exercises	72	8,395	395	40,163	989	100,732	691	62,295
Employee stock plan purchases	11	3,032	15	2,718	31	8,209	43	7,327
Restricted stock units vested, net of withheld shares upon award settlement	2	$(316)	1	$(191)	45	$(7,208)	38	$(3,572)
As of September 30, 2020, we have authorization from our board of directors to repurchase up to 2.5 million additional shares of our common stock.

(5)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $31.3 million and $29.8 million as of September 30, 2020, and December 31, 2019, respectively. Amortization expense was $4.2 million and $11.7 million for the three and nine months ended September 30, 2020, respectively, and $4.4 million and $12.3 million for the three and nine months ended September 30, 2019, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6)    Other Assets
As of September 30, 2020, we have $130.9 million in investment grade corporate and municipal bonds with varying maturity dates through 2025. We intend to hold these bonds to maturity and have classified them as such. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are presented at amortized cost and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. As of September 30, 2020, we have an accrued interest receivable balance of $684,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and nine months ended September 30, 2020, we have recorded no credit losses. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
During the nine months ended September 30, 2020, we sold our $15 million investment in convertible preferred stock representing a 20% interest in Record Holdings Pty Limited ("Record Holdings"), a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings, to BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V L.P. During the same period, we purchased $10 million in common stock representing a 18% interest in BFTR, LLC. The investment in common stock is accounted under the cost method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, our cost method investments are assessed for impairment. We do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in have occurred during the period that require reassessment. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
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
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%. As of September 30, 2020, the interest rates were 3.38% under the Wells Fargo Bank's prime rate and approximately 1.27% under the 30-day LIBOR option. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2020, we were in compliance with those covenants.
As of September 30, 2020, we had no outstanding borrowings under the Credit Facility, and available borrowing capacity was $400.0 million.

(8)    Income Tax Provision
We had an effective income tax rate of 21.3% and negative 11.1% for the three and nine months ended September 30, 2020, respectively, compared to 0.4% and 11.0% for the three and nine months ended September 30, 2019, respectively. The increase in the effective tax rates for the three months ended September 30, 2020, as compared to the same periods in 2019, was principally driven by the decrease in the excess tax benefits related to stock incentive awards. The decrease in the effective tax rate for the nine months ended September 30, 2020, as compared to the same period in 2019, was principally driven by an increase in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses, and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized was $2.5 million and $48.0 million for the three and nine months ended September 30, 2020, respectively, compared to $11.6 million and $18.6 million for the three and nine months ended September 30, 2019, respectively. Excluding the excess tax benefits, the effective tax rate was 26.2% and 26.7% for the three and nine months ended September 30, 2020, respectively, compared to 28.9 % and 27.6 % for the three and nine months ended September 30, 2019, respectively.
We made tax payments of $2.6 million and $18.1 million in the nine months ended September 30, 2020, and 2019, respectively.
(9)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$39,284	$40,390	$140,726	$99,737
Denominator:
Weighted-average basic common shares outstanding	40,261	38,765	40,013	38,614
Assumed conversion of dilutive securities:
Stock awards	1,345	1,515	1,480	1,401
Denominator for diluted earnings per share - Adjusted weighted-average shares	41,606	40,280	41,493	40,015
Earnings per common share:
Basic	$0.98	$1.04	$3.52	$2.58
Diluted	$0.94	$1.00	$3.39	$2.49
For the three and nine months ended September 30, 2020, and 2019, stock awards representing the right to purchase common stock of approximately 215,000 and 140,000 shares and 443,000 and 815,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
(10)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one year to eight years. Some of these leases include options to extend for up to 10 years. We have no finance leases and no related party lease agreements as of September 30, 2020. Operating lease costs were approximately $2.5 million and $7.6 million for the three and nine months ended September 30, 2020, respectively, and $2.6 million and $7.3 million for the three and nine months ended September 30, 2019, respectively.

The components of operating lease expense were as follows:

Lease Costs	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Operating lease cost	Selling, general and administrative expenses	$1,595	$1,692	$4,867	$4,726
Short-term lease cost	Selling, general and administrative expenses	453	545	1,474	1,707
Variable lease cost	Selling, general and administrative expenses	458	370	1,306	901
Net lease cost		$2,506	$2,607	$7,647	$7,334
Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets as follows:

	September 30, 2020	December 31, 2019
Assets:
Operating lease right-of-use assets	$15,321	$18,992
Liabilities:
Operating leases, short-term	5,780	6,387
Operating leases, long-term	12,870	16,822
Total lease liabilities	$18,650	$23,209
Supplemental information related to leases is as follows:

Other Information	Nine Months Ended September 30,
	2020	2019
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,665	$5,141

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$562	$3,350

Lease term and discount rate:
Weighted average remaining lease term (years)	4	4
Weighted average discount rate	4.00%	4.00%
As of September 30, 2020, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2020 (Remaining 2020)	$2,111
2021	6,405
2022	4,054
2023	3,017
2024	2,557
Thereafter	2,073
Total lease payments	20,217
Less: Interest	(1,567)
Present value of operating lease liabilities	$18,650

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
Rental income from third-party tenants for the three and nine months ended September 30, 2020, totaled $284,000 and $850,000, respectively, and for the three and nine months ended September 30, 2019, totaled $261,000 and $815,000, respectively. Rental income is included in Hardware and other revenue on the condensed consolidated statements of income. As of September 30, 2020, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2020 (Remaining 2020)	$338
2021	1,372
2022	1,402
2023	1,432
2024	1,462
Thereafter	858
Total	$6,864
As of September 30, 2020, we had no additional significant operating or finance leases that had not yet commenced.
(11)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of subscriptions, software services and maintenance	$4,555	$3,612	$13,176	$11,166
Selling, general and administrative expenses	13,869	11,275	40,936	33,203
Total share-based compensation expense	$18,424	$14,887	$54,112	$44,369

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
•data and insights solutions;
•case management and business process management solutions; and
•appraisal and tax software solutions, property appraisal services and land and vital records management software solutions.

In accordance with ASC 280-10, Segment Reporting, the financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance, courts and justice and public safety software solutions unit; the data and insights solutions unit; and case management and business process management solutions unit meet the criteria for aggregation and are presented in one reportable segment, the Enterprise Software (“ES”) segment. The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, data and insights, case management and business process management. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Corporate segment operating income primarily consists of compensation costs for the executive management team and certain accounting and administrative staff and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference. Due to the shelter-in-place orders caused by the COVID-19 pandemic, we cancelled our company-wide user conference for the current year.
As of January 1, 2020, the land and vital records management business unit, which was previously reported in the ES segment, was moved to the A&T segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Prior year amounts for the ES and A&T segments have been adjusted to reflect the segment change.

For the three months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$17,798	$2,139	$—	$19,937
Subscriptions	82,972	6,318	—	89,290
Software services	42,640	5,306	—	47,946
Maintenance	108,270	9,709	—	117,979
Appraisal services	—	5,394	—	5,394
Hardware and other	5,131	69	—	5,200
Intercompany	5,128	38	(5,166)	—
Total revenues	$261,939	$28,973	$(5,166)	$285,746
Segment operating income	$79,911	$8,318	$(25,216)	$63,013

For the three months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$22,954	$2,425	$—	$25,379
Subscriptions	70,833	4,439	—	75,272
Software services	44,752	10,245	—	54,997
Maintenance	100,519	9,314	—	109,833
Appraisal services	—	6,008	—	6,008
Hardware and other	3,887	38	(14)	3,911
Intercompany	3,995	34	(4,029)	—
Total revenues	$246,940	$32,503	$(4,043)	$275,400
Segment operating income	$62,539	$9,178	$(18,043)	$53,674

For the nine months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$48,432	$7,267	$—	$55,699
Subscriptions	$238,744	$17,907	—	$256,651
Software services	$126,488	$17,245	—	$143,733
Maintenance	$320,447	$28,657	—	$349,104
Appraisal services	—	$15,853	—	$15,853
Hardware and other	$12,222	$114	$2	$12,338
Intercompany	13,662	58	(13,720)	—
Total revenues	$759,995	$87,101	$(13,718)	$833,378
Segment operating income	$209,408	$21,374	$(65,718)	$165,064

For the nine months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$59,031	$8,816	$—	$67,847
Subscriptions	203,474	12,548	—	216,022
Software services	133,612	27,229	—	160,841
Maintenance	289,348	27,326	—	316,674
Appraisal services	—	17,455	—	17,455
Hardware and other	12,510	105	6,136	18,751
Intercompany	11,055	187	(11,242)	—
Total revenues	$709,030	$93,666	$(5,106)	$797,590
Segment operating income	$177,681	$24,196	$(52,260)	$149,617

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2020	2019	2020	2019
Total segment operating income	$63,013	$53,674	$165,064	$149,617
Amortization of acquired software	(7,965)	(7,975)	(23,998)	(22,645)
Amortization of customer and trade name intangibles	(5,392)	(5,646)	(16,176)	(15,762)
Other income, net	280	499	1,740	838
Income before income taxes	$49,936	$40,552	$126,630	$112,048

(13)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended September 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$16,777	$3,160	$19,937
Subscriptions	—	89,290	89,290
Software services	—	47,946	47,946
Maintenance	—	117,979	117,979
Appraisal services	—	5,394	5,394
Hardware and other	5,200	—	5,200
Total	$21,977	$263,769	$285,746

For the three months ended September 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$21,362	$4,017	$25,379
Subscriptions	—	75,272	75,272
Software services	—	54,997	54,997
Maintenance	—	109,833	109,833
Appraisal services	—	6,008	6,008
Hardware and other	3,911	—	3,911
Total	$25,273	$250,127	$275,400

For the nine months ended September 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$47,311	$8,388	$55,699
Subscriptions	—	256,651	256,651
Software services	—	143,733	143,733
Maintenance	—	349,104	349,104
Appraisal services	—	15,853	15,853
Hardware and other	12,338	—	12,338
Total	$59,649	$773,729	$833,378

For the nine months ended September 30, 2019
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$54,074	$13,773	$67,847
Subscriptions		216,022	216,022
Software services	—	160,841	160,841
Maintenance	—	316,674	316,674
Appraisal services	—	17,455	17,455
Hardware and other	18,751	—	18,751
Total	$72,825	$724,765	$797,590

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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$191,242	$16,026	$—	$207,268
Non-recurring revenues	65,569	12,909	—	78,478
Intercompany	5,128	38	(5,166)	—
Total revenues	$261,939	$28,973	$(5,166)	$285,746

For the three months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$171,352	$13,753	$—	$185,105
Non-recurring revenues	71,593	18,716	(14)	90,295
Intercompany	3,995	34	(4,029)	—
Total revenues	$246,940	$32,503	$(4,043)	$275,400

For the nine months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$559,191	$46,563	$—	$605,754
Non-recurring revenues	187,142	40,480	2	227,624
Intercompany	13,662	58	(13,720)	—
Total revenues	$759,995	$87,101	$(13,718)	$833,378

For the nine months ended September 30, 2019
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$492,822	$39,874	$—	$532,696
Non-recurring revenues	205,153	53,605	6,136	264,894
Intercompany	11,055	187	(11,242)	—
Total revenues	$709,030	$93,666	$(5,106)	$797,590

(14)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	September 30, 2020	December 31, 2019
Enterprise Software	$410,796	$375,838
Appraisal and Tax	23,764	35,487
Corporate	2,062	1,369
Totals	$436,622	$412,694
Changes in total deferred revenue, including long-term, were as follows:

Nine months ended September 30, 2020
Balance as of December 31, 2019	$412,694
Deferral of revenue	798,656
Recognition of deferred revenue	(774,728)
Balance as of September 30, 2020	$436,622

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of September 30, 2020, was $1.55 billion, of which we expect to recognize approximately 49% as revenue over the next 12 months and the remainder thereafter.
(15)    Commitments and Contingencies
Security Incident
On September 29, 2020, we filed a Current Report on Form 8-K reporting a security incident (the "Incident") involving ransomware disrupting access to some of our internal information technology (IT) systems and telephone systems. We currently have no evidence that the environments where we host client applications were affected, and our hosting services to those clients were not interrupted. While our investigation is ongoing, we believe we have contained the Incident, and we continue with our recovery and remediation efforts.
As part of our immediate response to the Incident, we (1) shut down points of access to external systems and began investigating and remediating the problem; (2) engaged outside IT security and forensics experts to conduct a detailed review and help securely restore affected systems; (3) implemented targeted monitoring systems to supplement the systems we already had in place; and (4) notified law enforcement. We are cooperating with their investigation.
Because this is an active investigation, we are not providing additional specifics relating to the ransomware at this time. We promptly notified our clients of the Incident and continue to provide timely updates to our clients through direct communications and updates to our website. Currently, we have no evidence of malicious activity on client networks, and we continue to work closely with our clients.
We are subject to risk and uncertainties as a result of the Incident. Our investigation remains ongoing and there can be no assurance as to what the impact of the Incident will be. The Incident has caused and may continue to cause an interruption in parts of our business. Such interruption may result in a loss of revenue and incremental costs that may adversely impact the Company’s financial results. We maintain cybersecurity insurance coverage in an amount that we believe is adequate. We incurred immaterial costs associated with the Incident during the three months ended September 30, 2020. It is expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to the Incident. Due to the timing of the Incident and ongoing investigatory efforts, we are unable at this time to determine whether any loss has been incurred as a result of the Incident as of September 30, 2020.
Litigation
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(16) Subsequent Events
There have been no material events and transactions that occurred subsequent to September 30, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; (2) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (3) disruption to our business and harm to our competitive position resulting from cyber-attacks and security vulnerabilities (4) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (5) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (6) material portions of our business require the Internet infrastructure to be adequately maintained; (7) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (8) general economic, political and market conditions; (9) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (10) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (11) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (12) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors.” We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
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
Our products generally automate eight major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety (4) property appraisal and tax, (5) planning, regulatory and maintenance (6) land and vital records management, (7) data and insights and (8) case management and business process management. We report our results in two segments. The Enterprise Software (“ES”) segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; data analytics; and case management and business process management. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
As of January 1, 2020, the land and vital records management business unit, which was previously reported in the ES segment, was moved to the A&T segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Prior year amounts for the ES and A&T segments have been adjusted to reflect the segment change.
Our total employee count increased to 5,511 at September 30, 2020, from 5,291 at September 30, 2019.

For the three and nine months ended September 30, 2020, total revenues increased 3.8% and 4.5%, respectively, compared to the prior year periods.
Subscriptions revenue grew 18.6% and 18.8% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods, due to an ongoing shift toward cloud-based, software as a service business, as well as continued growth in our transaction-based revenues related to online-payment services. Excluding the impact of recent acquisitions, subscriptions revenue increased 18.3% and 17.5% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods.
Our backlog as of September 30, 2020, was $1.55 billion, a 9.2% increase from last year.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a COVID-19 pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the current environment will negatively impact our revenues and other financial results for fiscal 2020.
Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. We expect to see some impact on our business in the near term with delays in government procurement processes and between uncertainty around public sector budgets, as well as delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues. We are working to address those challenges through adapting the way we do business – encouraging web and video conferencing, conducting sales demonstrations and delivering professional services remotely.
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
For the nine months ended September 30, 2020, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses, software services, appraisal services, and other revenues. Lower software licenses compared to prior periods are attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. Software services and appraisal services revenue declines are attributed to delays in implementations caused by travel restrictions and shelter-in-place orders in effect during the period. Other revenues were lower compared to prior periods primarily as a result of the cancellation of our 2020 Connect user conference. Lower revenues compared to prior periods were offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. If and as travel restrictions and shelter-in-place orders are relaxed, we expect software services and appraisal services revenues to increase as the limited number of our clients who insist on or require that all or a portion of their services be delivered onsite will be able to receive those services. Also, we are adapting to the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.

Recurring revenues from subscriptions and maintenance comprised 73% of our total consolidated revenue for the nine months ended September 30, 2020, and include transaction-based revenue streams such as e-filing and online payments. As of September 30, 2020, we had $649.6 million in cash and investments and no outstanding borrowings under our credit facility. We also have substantial additional liquidity available through our undrawn $400.0 million credit facility, which can be expanded through an accordion feature. During the second quarter of 2020, we completed our annual assessment of goodwill which did not result in an impairment charge. Since our assessment in the second quarter of 2020, we have recorded no impairment to goodwill as no triggering events or changes in circumstances occurred as of period-end. No impairments of other assets were recorded as of the balance sheet date as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.
Security Incident
On September 29, 2020, we filed a Current Report on Form 8-K reporting a security incident (the "Incident") involving ransomware disrupting access to some of our internal information technology (IT) systems and telephone systems. We currently have no evidence that the environments where we host client applications were affected, and our hosting services to those clients were not interrupted. While our investigation is ongoing, we believe we have contained the Incident, and we continue with our recovery and remediation efforts.
As part of our immediate response to the Incident, we (1) shut down points of access to external systems and began investigating and remediating the problem; (2) engaged outside IT security and forensics experts to conduct a detailed review and help securely restore affected systems; (3) implemented targeted monitoring systems to supplement the systems we already had in place; and (4) notified law enforcement. We are cooperating with their investigation.
Because this is an active investigation, we are not providing additional specifics relating to the ransomware at this time. We promptly notified our clients of the Incident and continue to provide timely updates to our clients through direct communications and updates to our website. Currently, we have no evidence of malicious activity on client networks, and we continue to work closely with our clients.
We are subject to risk and uncertainties as a result of the Incident. Our investigation remains ongoing and there can be no assurance as to what the impact of this Incident will be. The Incident has caused and may continue to cause an interruption in parts of our business. Such interruption may result in a loss of revenue and incremental costs that may adversely impact the Company’s financial results. We maintain cybersecurity insurance coverage in an amount that we believe is adequate. We estimate that as a result of the Incident, revenue (primarily software services) for the quarter ended September 30, 2020 was reduced by approximately $1.5 million; however, insurance reimbursements pertaining to lost revenue represent a contingent gain and any recovery of these revenues will be recorded when received. We incurred immaterial costs, net of insurance reimbursements we deem as probable, associated with the Incident during the three months ended September 30, 2020. It is expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to the Incident. Due to the timing of the Incident and ongoing investigatory efforts, we are unable at this time to determine whether any loss has been incurred or is probable of being incurred as a result of the Incident as of September 30, 2020.
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

Goodwill
During the second quarter, as part of our annual impairment test, we performed qualitative assessments for all reporting units except for the data and insights reporting unit. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill of $75.7 million associated with our data and insights business unit and concluded no impairment exists as of our annual assessment date. For most of our reporting units, goodwill relates to a combination of legacy and acquired businesses and as a result those units have fair values that substantially exceed their underlying carrying values. For other reporting units, in particular our case management and business process management and data and insights units, goodwill entirely relates to recently acquired businesses, and as a result those units do not have significant excess fair values over carrying values. The case management and business process management and data and insights business units combined goodwill was $152.0 million, or 18%, of total goodwill as of September 30, 2020. Since our assessment in the second quarter of 2020, we have recorded no impairment to goodwill as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end.
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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Revenues:
Software licenses and royalties	7.0%	9.2%	6.7%	8.5%
Subscriptions	31.2	27.3	30.8	27.1
Software services	16.8	20.0	17.2	20.2
Maintenance	41.3	39.9	41.9	39.6
Appraisal services	1.9	2.2	1.9	2.2
Hardware and other	1.8	1.4	1.5	2.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.2	3.2	3.2	3.2
Subscriptions, software services and maintenance	44.0	46.7	46.0	46.6
Appraisal services	1.2	1.5	1.4	1.4
Hardware and other	1.3	1.1	1.0	1.9
Selling, general and administrative expenses	23.4	23.2	23.6	23.5
Research and development expense	7.6	7.7	7.9	7.5
Amortization of customer and trade name intangibles	1.9	2.1	1.9	2.0
Operating income	17.4	14.5	15.0	13.9
Other income, net	0.1	0.2	0.2	0.1
Income before income taxes	17.5	14.7	15.2	14.0
Income tax provision (benefit)	3.7	0.1	(1.7)	1.5
Net income	13.8%	14.6%	16.9%	12.5%

Revenues
On February 28, 2019, we acquired all of the capital stock of MP Holdings Parent, Inc. dba MicroPact ("MicroPact"), a leading provider of commercial off-the-shelf solutions, including entellitrak®, a low-code application development platform for case management and business process management used extensively in the public sector. The following table details revenue for MicroPact for the three and nine months ended September 30, 2020 and 2019, which is included in our condensed consolidated statements of income from the date of acquisition:

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Revenues:
Software licenses and royalties	$1,784	$1,109	5,118	1,869
Subscriptions	2,745	2,024	7,798	4,606
Software services	5,476	5,100	16,088	12,055
Maintenance	10,193	8,120	30,208	17,854
Appraisal services	—	—	—	—
Hardware and other	8	3	26	24
Total revenues	$20,206	$16,356	$59,238	$36,408
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$17,798	$22,954	$(5,156)	(22)%	$48,432	$59,031	$(10,599)	(18)%
A&T	2,139	2,425	(286)	(12)	7,267	8,816	(1,549)	(18)
Total software licenses and royalties revenue	$19,937	$25,379	$(5,442)	(21)%	$55,699	$67,847	$(12,148)	(18)%

Software licenses and royalties revenue decreased 21% and 18% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The decline in software licenses and royalties revenue for the three and nine months September 30, 2020, is primarily due to longer sales cycles attributed to our ERP and appraisal software products as the impact of COVID-19 has slowed government procurement processes and some contract signings have been pushed to future periods. Software licenses revenue was also negatively impacted by delayed deliveries attributed to the IT security incident that occurred in late September 2020. Also contributing to the decline is a shift in the mix of new software contracts toward more subscription agreements compared to the prior year. Our total new client mix for the nine months ended September 30, 2020, was approximately 38% perpetual software license arrangements and approximately 62% subscription-based arrangements compared to total new client mix for the nine months ended September 30, 2019, of approximately 46% perpetual software license arrangements and approximately 54% subscription-based arrangements.
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

Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$82,972	$70,833	$12,139	17%	$238,744	$203,474	$35,270	17%
A&T	6,318	4,439	1,879	42	17,907	12,548	5,359	43
Total subscriptions revenue	$89,290	$75,272	$14,018	19%	$256,651	$216,022	$40,629	19%
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
Subscriptions revenue grew 19% both for the three and nine months ending September 30, 2020, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and nine months ending September 30, 2020, respectively, we added 114 and 370 new SaaS clients and 46 and 107 existing on-premises clients converted to our SaaS model. Since September 30, 2019, we have added 534 new SaaS clients while 125 existing on-premises clients converted to our SaaS model. Also, transaction-based fees contributed $1.9 million and $4.8 million to the increase in subscription revenue for the three and nine months ended September 30, 2020, respectively, due to the increased volumes of online payments from utility billings, offset slightly by the decrease in e-filing services volumes.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$42,640	$44,752	$(2,112)	(5)%	$126,488	$133,612	$(7,124)	(5)%
A&T	5,306	10,245	(4,939)	(48)	17,245	27,229	(9,984)	(37)
Total software services revenue	$47,946	$54,997	$(7,051)	(13)%	$143,733	$160,841	$(17,108)	(11)%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Software services revenue decreased 13% and 11% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. The decline in software services is due to delays in client implementations caused by COVID-19 travel restrictions and shelter-in-place orders and a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site. Software services revenue was also lower due to interruptions caused by the IT security incident that occurred in late September 2020. We estimate that as a result of the Incident, revenue (primarily software services) for the quarter ended September 30, 2020 was reduced by approximately $1.5 million; however, insurance reimbursements pertaining to lost revenue represent a contingent gain and any recovery of these revenues will be recorded when received. Also contributing to the decline is the increase of clients selecting our cloud solutions instead of our on-premises license arrangements which typically require more professional services.

Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$108,270	$100,519	$7,751	8%	$320,447	$289,348	$31,099	11%
A&T	9,709	9,314	395	4	28,657	27,326	1,331	4.9
Total maintenance revenue	$117,979	$109,833	$8,146	7%	$349,104	$316,674	$32,430	10%

We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 7% and 10% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. Maintenance revenue increased mainly due to contributions of maintenance revenue from recent acquisitions and completing the recognition of the majority of acquisition-related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods. The remainder of the increase is attributed to annual maintenance rate increases and growth in our installed customer base from new software license sales, partially offset by attrition and clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	5,394	6,008	(614)	(10)	15,853	17,455	(1,602)	(9)
Total appraisal services revenue	$5,394	$6,008	$(614)	(10)%	$15,853	$17,455	$(1,602)	(9)%
Appraisal services revenue for the three and nine months ended September 30, 2020, decreased by 10% and 9%, respectively, compared to the prior year primarily due to the delays to several ongoing projects as a result of travel restrictions and shelter-in-place orders related to COVID-19. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Software licenses and royalties	$1,177	$971	$206	21%	$3,047	$2,680	$367	14%
Acquired software	7,965	7,975	(10)	(0.1)	23,998	22,645	1,353	6
Subscriptions, software services and maintenance	125,881	128,545	(2,664)	(2)	381,947	371,464	10,483	3
Appraisal services	3,434	4,096	(662)	(16)	11,795	11,306	489	4
Hardware and other	3,780	3,096	684	22	8,748	14,870	(6,122)	(41)
Total cost of revenues	$142,237	$144,683	$(2,446)	(2)%	$429,535	$422,965	$6,570	2%
The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Three Months Ended			Nine Months Ended
	2020	2019	Change	2020	2019	Change
Software licenses, royalties and acquired software	54.1%	64.8%	(10.7)%	51.4%	62.7%	(11.3)%
Subscriptions, software services and maintenance	50.7	46.5	4.2	49.0	46.4	2.6
Appraisal services	36.3	31.8	4.5	25.6	35.2	(9.6)
Hardware and other	27.3	20.8	6.5	29.1	20.7	8.4
Overall gross margin	50.2%	47.5%	2.7%	48.5%	47.0%	1.5%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and nine months ended September 30, 2020, respectively, our software licenses, royalties and acquired software gross margin decreased 10.7% and 11.3% compared to the prior year periods due to lower revenue from software licenses and increased amortization expense for acquired software resulting from acquisitions.
Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, software services and maintenance gross margin in the three and nine months ended September 30, 2020, respectively, increased 4.2% and 2.6% from the comparable prior year periods. Margins have increased primarily due to a reduction in software services revenues from reimbursable travel that has little to no margin, as well as improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services, offset somewhat by the reduction in software services revenues as a result of the Incident in late September 2020. Our implementation and support staff has grown by 171 employees since September 30, 2019, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 1.9% of total revenue for both the three and nine months ended September 30, 2020, respectively. For three months ended September 30, 2020, appraisal services revenue has declined period over period, however margins have increased 4.5% primarily due to cost savings attributed to lower travel expenses associated with appraisal projects. The appraisal services gross margin for the nine months ended September 30, 2020, decreased 9.6% compared to the same periods in 2019. The appraisal gross margin decline is attributed to lower staff utilization as a result of COVID-19 shelter-in-place orders. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three and nine months ended September 30, 2020, respectively, our overall gross margin increased 2.7% and 1.5% compared to the prior year periods. The increase in overall margins is attributed to a higher revenue mix for subscription revenues compared to the prior year periods resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Margins have also increased due a reduction in software services revenue from reimbursable travel that that has little to no margin, as well as improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services, offset somewhat by the reduction in software services revenues as a result of the Incident in late September 2020. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leveraging utilization of support and maintenance staff and economies of scale. In addition, the cancellation of our Connect user conference scheduled for April 2020 and the related elimination of approximately $6 million of revenues with no associated margin also had a positive impact on our overall gross margin. The increase in overall gross margin is offset by lower margins from software licenses due to lower software license revenue and higher amortization expense for acquired software resulting from acquisitions as well as lower staffing utilization attributable to appraisal services.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative expenses	$66,819	$63,888	$2,931	5%	$196,825	$187,481	$9,344	5%
SG&A as a percentage of revenues was 23.4% and 23.6% for the three and nine months ended September 30, 2020, respectively, compared to 23.2% and 23.5% for the three and nine months ended September 30, 2019, respectively. SG&A expense increased 5% both for the three and nine months ended September 30, 2020. The increase in SG&A expense for the three and nine months ending September 30, 2020, is attributed to increased stock compensation expense compared to prior periods. For the three and nine months ended September 30, 2020, respectively, stock compensation expense rose $2.6 million and $7.7 million compared to the same periods in 2019, primarily due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price. These increases in SG&A were offset by lower bonus and commission expense as a result of lower sales, lower travel expenses associated with sales and marketing activities, including trade shows, as a result of COVID-19 travel restrictions, and lower health claim expenses during the current period.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Research and development expense	$21,642	$21,130	$512	2%	$65,952	$60,172	$5,780	10%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
Research and development expense in the three and nine months ended September 30, 2020, respectively, increased 2% and 10% compared to the prior periods mainly due to a number of new Tyler product development initiatives across our product suites, as well as investments related to recently acquired businesses. To support these initiatives, our research and development staff has grown by 43 since September 30, 2019.

Amortization of Other Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is primarily allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. The decrease in amortization expense for the three months ended September 30, 2020 is attributed to no new acquisitions in fiscal year 2020. The increase in amortization of other intangibles for the nine months ended September 30, 2020 is primarily attributed to the acquisitions closed in 2019.
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Amortization of other intangibles	$5,392	$5,646	$(254)	(4)%	$16,176	$15,762	$414	3%
 Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Other income, net	$280	$499	$(219)	(44)	$1,740	$838	$902	108
Other income, net, is comprised of interest income from invested cash net of interest expense and non-usage and other fees associated with our revolving credit agreement. The decrease in other income, net, in the three months ended September 30, 2020, compared to the prior period is attributable to the significant decrease in interest rates on cash balances since March 2020, partially offset by higher levels of invested cash. The increase in other income, net, in the nine months ended September 30, 2020, compared to the prior period is attributed to the increased interest income from higher levels of invested cash, partially offset by lower interest rates.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2020	2019	$	%	2020	2019	$	%
Income tax provision (benefit)	$10,652	$162	$10,490	NM	$(14,096)	$12,311	$(26,407)	NM

Effective income tax rate	21.3%	0.4%			(11.1)%	11.0%
The change in effective tax rate for the three and nine months ended September 30, 2020, respectively, as compared to the same period in 2019, was principally driven by the change in the excess tax benefits related to stock incentive awards. The effective income tax rates for the three and nine months ended September 30, 2020 and 2019, respectively, were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, state income taxes, non-deductible business expenses and the tax benefit of research tax credits. The excess tax benefits related to stock incentive awards realized were $2.5 million and $48.0 million for the three and nine months ended September 30, 2020, respectively, compared to $11.6 million and $18.6 million for the three and nine months ended September 30, 2019, respectively. Excluding the excess tax benefits, the effective tax rate was 26.2% and 26.7% for the three and nine months ended September 30, 2020, respectively, compared to 28.9 % and 27.6 % for the three and nine months ended September 30, 2019, respectively.

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2020, we had cash and cash equivalents of $518.7 million compared to $232.7 million at December 31, 2019. We also had $130.9 million invested in investment grade corporate and municipal bonds as of September 30, 2020. These investments have varying maturity dates through 2025, and we intend to hold these investments until maturity. As of September 30, 2020, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the nine months ended September 30:

	2020	2019
Cash flows provided (used) by:
Operating activities	$266,328	$178,527
Investing activities	(68,163)	(203,204)
Financing activities	87,838	51,836
Net increase in cash and cash equivalents	$286,003	$27,159
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
For the nine months ended September 30, 2020, operating activities provided cash of $266.3 million. Operating activities that provided cash were primarily comprised of net income of $140.7 million, non-cash depreciation and amortization charges of $60.7 million, non-cash share-based compensation expense of $54.1 million and a non-cash decrease in operating lease right-of-use assets of $4.2 million. Working capital, excluding cash, decreased approximately $6.5 million mainly due to timing of bonuses and tax payments, timing of prepaid maintenance subscriptions, decreases in operating lease liabilities and deferred taxes associated with stock option activity during the period, offset by a decrease in accounts receivables due to collections and increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 114 days at September 30, 2020, compared to 117 days at December 31, 2019, and 114 days at September 30, 2019. The decrease in DSO compared to December 31, 2019 is due to collections from our maintenance billing cycle, which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $68.2 million in the nine months ending September 30, 2020. Approximately $19.1 million was invested in property and equipment, including $8.2 million related to real estate. In addition, approximately $4.3 million of software development was capitalized. During the nine months ending September 30, 2020, we received $15 million in proceeds from the sale of the investment in convertible preferred stock representing a 20% interest in Record Holdings to BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V.L.P. During the same period, we purchased $10 million in common stock representing a 18% interest in BFTR, LLC. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
Investing activities used cash of $203.2 million in the nine months ending September 30, 2019, primarily for business acquisitions. On February 28, 2019, we acquired all of the capital stock of MicroPact. The total purchase price, net of cash acquired of $2.0 million, was approximately $203.7 million for MicroPact, including $198.2 million paid in cash, accrued contingent consideration of $6.6 million and $1.0 million accrued for certain holdbacks. On February 1, 2019, we acquired all the assets of MyCivic. The total purchase price was $3.7 million in cash paid. Approximately $28.8 million was invested in property and equipment, including $15 million related to real estate. In addition, approximately $3.5 million of software development was capitalized. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.

Financing activities provided cash of $87.8 million in the nine months ended September 30, 2020, and were comprised of proceeds from stock option exercises and employee stock purchase plan activity. We paid $5.6 million in contingent consideration resulting from the MicroPact acquisition. During the nine months ended September 30, 2020, we repurchased approximately 59,000 shares of our common stock for an aggregate purchase price of $15.5 million, with an average price per share of $263.29.
Financing activities provided cash of $51.8 million in the nine months ended September 30, 2019, and were comprised of purchases of treasury shares, net borrowings from our revolving line of credit, proceeds from stock option exercises and employee stock purchase plan activity. During the nine months ended September 30, 2019, we repurchased approximately 72,000 shares of our common stock for an aggregate purchase price of $14.3 million, with an average price per share of $199.03.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of September 30, 2020, we have authorization from our board of directors to repurchase up to 2.5 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $2.6 million and $18.1 million in the nine months ended September 30, 2020, and 2019, respectively.
On September 30, 2019, we entered into a $400 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $400 million, including a $25 million sublimit for letters of credit. The Credit Facility matures on September 30, 2024.
We anticipate that 2020 capital spending will be between $30 million and $31 million, including approximately $10 million related to real estate and approximately $6 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
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
As of September 30, 2020, we had no outstanding borrowings under our Credit Facility and available borrowing capacity under the Credit Agreement was $400 million.
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%.
As of September 30, 2020, our interest rate was 3.38% under the Wells Fargo Bank prime rate and approximately 1.27% under the 30-day LIBOR option.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2020, except for the risk factors described below, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

We expect appraisal and software implementations projects delays as clients put projects on hold or slow projects by extending go-lives dates. While we have the ability to deliver most of our professional services remotely, some of our professional services, including appraisal assessments, are more effective when performed on-site, and certain clients may insist on on-site services in any event. In addition, some professional services relate to training and require the availability of the client. We expect a negative impact on our software services and appraisal services revenues and respective margins throughout the fiscal year 2020. Also, we expect software licenses and subscriptions revenues to be negatively affected due to delays in procurement processes. Some clients may request changes to payment terms, negatively impacting the timing of collections of accounts receivables in future periods. For the nine months ended September 30, 2020, 73% of our total revenue and earnings are relatively predictable as a result of our subscription and maintenance revenue, which is recurring in nature; thus the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.
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
Threats to IT security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our clients and our IT. They may, for example, develop and deploy malicious software to attack our products and services and/or gain access to our networks and data centers or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats. Despite the network and application security, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, loss or theft of confidential client data and transaction data, which may harm our business, reputation and future financial results. The lost revenue and containment, remediation, investigation, legal and other costs could be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts, and disputes with insurance carriers concerning coverage.
On September 29, 2020, we filed a Current Report on Form 8-K reporting a security incident (the "Incident") involving ransomware disrupting access to some of our internal IT systems and telephone systems. We currently have no evidence that the environments where we host client applications were affected, and our hosting services to those clients were not interrupted. While our investigation is ongoing, we believe we have contained the Incident, and we continue with our recovery and remediation efforts.
As part of our immediate response to the Incident, we (1) shut down points of access to external systems and began investigating and remediating the problem; (2) engaged outside IT security and forensics experts to conduct a detailed review and help securely restore affected systems; (3) implemented targeted monitoring systems to supplement the systems we already had in place; and (4) notified law enforcement. We are cooperating with their investigation.
Because this is an active investigation, we are not providing additional specifics relating to the ransomware at this time. We promptly notified our clients of the Incident and continue to provide timely updates to our clients through direct communications and updates to our website. Currently, we have no evidence of malicious activity on client networks, and we continue to work closely with our clients.

We are subject to risk and uncertainties as a result of the Incident. Our investigation remains ongoing and there can be no assurance as to what the impact of the Incident will be. The Incident has caused and may continue to cause an interruption in parts of our business. Such interruption may result in a loss of revenue and incremental costs that may adversely impact the Company’s financial results. We maintain cybersecurity insurance coverage in an amount that we believe is adequate. We incurred immaterial costs associated with the Incident during the three months ended September 30, 2020. It is expected that we will continue to incur costs related to our response, remediation, and investigatory efforts relating to the Incident. Due to the timing of the Incident and ongoing investigatory efforts, we are unable at this time to determine whether any loss has been incurred or is probable of being incurred as a result of the Incident as of September 30, 2020.
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
Date: November 4, 2020