Form 10-Q
period 2021-03-31
TYLER TECHNOLOGIES INC
filed 2021-05-06
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on May 4, 2021 was 40,738,702.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Software licenses and royalties	$14,933	$18,737
Subscriptions	102,479	81,723
Software services	47,640	52,133
Maintenance	119,112	114,365
Appraisal services	6,465	5,763
Hardware and other	4,173	3,820
Total revenues	294,802	276,541

Cost of revenues:
Software licenses and royalties	1,236	740
Acquired software	7,964	8,027
Subscriptions, software services and maintenance	134,320	131,779
Appraisal services	4,617	4,385
Hardware and other	2,458	2,479
Total cost of revenues	150,595	147,410

Gross profit	144,207	129,131

Selling, general and administrative expenses	78,774	67,485
Research and development expense	21,813	22,361
Amortization of other intangibles	5,412	5,392

Operating income	38,208	33,893

Other income, net	88	990
Income before income taxes	38,296	34,883
Income tax provision (benefit)	1,320	(12,667)
Net income	$36,976	$47,550

Earnings per common share:
Basic	$0.91	$1.20
Diluted	$0.88	$1.16
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,250,752	$603,623
Accounts receivable (less allowance for losses and sales adjustments of $8,198 in 2021 and $9,255 in 2020)	330,824	382,319
Short-term investments	59,030	72,187
Prepaid expenses	38,106	30,864
Income tax receivable	17,066	21,598
Other current assets	4,574	2,479
Total current assets	1,700,352	1,113,070

Accounts receivable, long-term	23,802	21,417
Operating lease right-of-use assets	19,192	18,734
Property and equipment, net	169,295	168,004
Other assets:
Software development costs, net	12,190	9,121
Goodwill	851,629	838,428
Other intangibles, net	308,614	322,068
Non-current investments	112,910	82,640
Other non-current assets	33,806	33,792
Total assets	$3,231,790	$2,607,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,386	$14,011
Accrued liabilities	86,522	83,084
Operating lease liabilities	5,913	5,904
Deferred revenue	420,535	461,278

Total current liabilities	525,356	564,277

Revolving line of credit	—	—
Convertible senior notes, net	591,483	—
Deferred revenue, long-term	83	100
Deferred income taxes	37,239	40,507
Operating lease liabilities, long-term	16,636	16,279

Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2021 and December 31, 2020	481	481
Additional paid-in capital	941,960	905,332
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	1,149,132	1,112,156
Treasury stock, at cost; 7,424,104 and 7,608,627 shares in 2021 and 2020, respectively	(30,534)	(31,812)
Total shareholders' equity	2,060,993	1,986,111
Total liabilities and shareholders' equity	$3,231,790	$2,607,274
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$36,976	$47,550
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,100	19,985
Share-based compensation expense	25,724	17,302
Operating lease right-of-use assets expense	1,546	1,457
Deferred income tax benefit	(3,267)	(2,668)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	49,317	56,982
Income tax receivable	4,533	(10,175)
Prepaid expenses and other current assets	(9,261)	(11,186)
Accounts payable	(2,292)	(2,020)
Operating lease liabilities	(1,639)	(1,743)
Accrued liabilities	(8,965)	(12,210)
Deferred revenue	(42,069)	(46,568)
Net cash provided by operating activities	71,703	56,706

Cash flows from investing activities:
Additions to property and equipment	(6,564)	(9,349)
Purchase of marketable security investments	(52,755)	(27,271)
Proceeds from marketable security investments	35,031	18,237
Purchase of investment in common shares	—	(10,000)
Proceeds from the sale of investment in preferred shares	—	15,000
Investment in software	(3,476)	(1,315)
Cost of acquisitions, net of cash acquired	(12,049)	(261)
Decrease (increase) in other	119	(48)
Net cash used by investing activities	(39,694)	(15,007)

Cash flows from financing activities:
Increase in net borrowings on revolving line of credit	—	—
Proceeds from issuance of convertible senior notes	600,000	—
Payment of debt issuance costs	(6,020)	—
Purchase of treasury shares	—	(15,482)
Payment of contingent consideration	—	(5,619)
Proceeds from exercise of stock options	18,102	46,236
Contributions from employee stock purchase plan	3,038	2,469
Net cash provided by financing activities	615,120	27,604

Net increase in cash and cash equivalents	647,129	69,303
Cash and cash equivalents at beginning of period	603,623	232,682
Cash and cash equivalents at end of period	$1,250,752	$301,985
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	48,148	$481	$905,332	$(46)	$1,112,156	(7,609)	$(31,812)	$1,986,111
Net income	—	—	—	—	36,976	—	—	36,976
Exercise of stock options and vesting of restricted stock units	—	—	7,921	—	—	196	10,181	18,102
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(19)	(8,958)	(8,958)
Stock compensation	—	—	25,724	—	—	—	—	25,724
Issuance of shares pursuant to employee stock purchase plan	—	—	2,983	—	—	8	55	3,038
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at March 31, 2021	48,148	$481	$941,960	$(46)	$1,149,132	(7,424)	$(30,534)	$2,060,993

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058
Net income	—	—	—	—	47,550	—	—	47,550
Exercise of stock options and vesting of restricted stock units	—	—	38,942	—	—	498	7,294	46,236
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(7)	(2,301)	(2,301)
Stock compensation	—	—	17,302	—	—	—	—	17,302
Issuance of shares pursuant to employee stock purchase plan	—	—	2,367	—	—	10	102	2,469
Treasury stock purchases	—	—	—	—	—	(59)	(15,482)	(15,482)
Balance at March 31, 2020	48,148	$481	$798,089	$(46)	$964,886	(8,397)	$(50,578)	$1,712,832

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2021, and December 31, 2020, and operating result amounts are for the three months ended March 31, 2021, and 2020, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2020. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three months ended March 31, 2021, and 2020.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the January 1, 2021, adoption of ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, that have had a material impact on our condensed consolidated financial statements and related notes. See recently adopted accounting pronouncements below.
Impacts of the COVID-19 Pandemic
The pandemic continues to delay some government procurement processes and is expected to impact our ability to complete certain implementations, negatively impacting our revenue. Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. It could also negatively impact the timing of client payments to us. We continue to monitor these trends in order to respond to the ever-changing impact of COVID-19 on our clients and Tyler’s operations.
For the three months ended March 31, 2021, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses and software services. Lower software licenses compared to prior periods are attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. The software services revenue decline is attributed to delays in implementations caused by travel restrictions in effect during the period. Lower revenues compared to prior periods were partially offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. As travel restrictions are relaxed, we expect software services and appraisal services revenues to increase as the limited number of our clients who require that all or a portion of their services be delivered onsite will be able to receive those services. Also, we are adapting the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.
Recurring revenues from subscriptions and maintenance comprised 75% of our total consolidated revenue for the three months ended March 31, 2021, and include transaction-based revenue streams such as e-filing and online payments. On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 (the "Convertible Senior Notes") in the aggregate principal amount of $600 million. The net proceeds from the issuance of the Convertible Senior Notes of $594 million were used as one of the funding sources to complete the acquisition of NIC Inc ("NIC"), see Note 16 Subsequent Events. As of March 31, 2021, we had $1.4 billion in cash and investments and no outstanding borrowings under our credit facility.

On April 21, 2021, Tyler Technologies, Inc ("the Company") consummated the acquisition of NIC contemplated by the Agreement and Plan of Merger dated February 9, 2021. In connection with the completion of the acquisition, the Company, as borrower, entered into a new $1.4 billion Credit Agreement with the various lenders consisting of a revolving credit facility of up to $500 million and aggregate term loans totaling $900 million. On the April 21, 2021, the Company paid approximately $2.3 billion in cash for the purchase of NIC. The proceeds from the term loans and a portion of the proceeds from the revolving credit facility were used as sources of funding for the purchase of NIC. For more information on the acquisition of NIC and New Credit Agreement, see Note 16 Subsequent Events.
We have recorded no impairment to goodwill or other assets as of the balance sheet date, as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.
USE OF ESTIMATES
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price ("SSP") of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the carrying amount of goodwill; the carrying amount and estimated useful lives of intangible assets; the carrying amount of operating lease right-of-use assets and operating lease liabilities; determining share-based compensation expense; the valuation allowance for receivables; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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
At March 31, 2021, and December 31, 2020, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $354.6 million and $403.7 million, respectively. We have recorded unbilled receivables of $145.7 million and $140.8 million at March 31, 2021, and December 31, 2020, respectively. Included in unbilled receivables are retention receivables of $10.4 million and $13.1 million at March 31, 2021, and December 31, 2020, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.

We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $8.2 million at March 31, 2021, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses, and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we have not experienced any historical credit losses with the majority of our clients, we have no basis to record a reserve for credit losses as defined by the standard.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We assess goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization.
As part of our annual impairment test in fiscal year 2020, we performed qualitative assessments for all reporting units except for the data and insights reporting unit. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill of $75.7 million associated with our data and insights business unit and concluded no impairment existed as of our annual assessment date. For most of our reporting units, goodwill relates to a combination of legacy and acquired businesses and as a result those units have fair values that substantially exceed their underlying carrying values. For other reporting units, in particular our platform technologies and data and insights units, goodwill entirely relates to recently acquired businesses and as a result those units do not have significant excess fair values over carrying values. The platform technologies and data and insights business units combined goodwill was $158.6 million, or 19%, of total goodwill as of March 31, 2021. Since our assessment in the second quarter of 2020, we have recorded no impairment to goodwill as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This standard will be effective for the Company’s fiscal years beginning in the first quarter of 2022, with early adoption permitted. The Company has elected to early adopt this standard as of January 1, 2021. Our accounting and disclosures related to our convertible senior notes issued on March 9, 2021, reflect the requirements of this standard. For further information, please refer to Note 7, Debt.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, ("ASU 2019-12") which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. We adopted ASU 2019-12 as of January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.
(3)    Acquisitions
On March 31, 2021, we acquired all the equity interest of Glass Arc, Inc. (dba ReadySub). Readysub is a cloud-based platform that assists school districts with absence tracking, filling substitute teacher assignments, and automating essential payroll processes. The total purchase price was approximately $6.3 million, net of cash acquired, of which $6.2 million was paid in cash and approximately $98,000 was accrued for a working capital holdback subject to certain post-closing adjustments.
On March 31, 2021, we acquired substantially all assets of DataSpec, Inc. ("DataSpec"), a provider of a software-as-a-service (SaaS) solution that allows for secure electronic claims submission to the federal Department of Veterans Affairs (VA) and reporting capabilities, in addition to scheduling, calendaring, and payments. The total purchase price was approximately $5.9 million of which $5.8 million was paid in cash and approximately $63,000 was accrued for a working capital holdback, subject to certain post-closing adjustments.
Our balance sheet as of March 31, 2021, reflects the allocation of the purchase price to the assets acquired based on their fair value at the date of each acquisition, subject to post closing adjustments. The fair value of the assets acquired and liabilities assumed are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The operating results for ReadySub and DataSpec are included in the ES segment.
(4)     Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	(59)	$(15,482)
Stock option exercises	120	18,102	481	46,236
Employee stock plan purchases	8	3,038	10	2,469
Restricted stock units vested, net of withheld shares upon award settlement	56	$(8,958)	10	$(2,301)
As of March 31, 2021, we have authorization from our board of directors to repurchase up to 2.5 million additional shares of our common stock.

(5)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $32.6 million and $32.3 million as of March 31, 2021, and December 31, 2020, respectively. Amortization expense was $3.0 million for both the three months ended March 31, 2021, and March 31, 2020. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6)    Other Assets
As of March 31, 2021, we have $171.9 million in investment grade corporate and municipal bonds with varying maturity dates through 2026. We intend to hold these bonds to maturity and have classified them as such. It is not more than likely that these bonds will be required to sell before recovery of their amortized costs. We believe cost approximates fair value given the portfolio consists of fixed income and high credit investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are presented at amortized cost and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. As of March 31, 2021, we have an accrued interest receivable balance of $1.0 million which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three months ended March 31, 2021, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
In 2020, we purchased $10 million in common stock representing a 18% interest in BFTR, LLC., a wholly owned subsidiary of Bison Capital Partners V L.P. BFTR, LLC, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in common stock is accounted under the cost method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, our cost method investments are assessed for impairment. We do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in have occurred during the period that require reassessment. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
(7)    Debt
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
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%. As of March 31, 2021, the interest rates were 3.38% under the Wells Fargo Bank's prime rate and approximately 1.24% under the 30-day LIBOR option. The Credit Facility requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2021, we were in compliance with those covenants.
As of March 31, 2021, we had no outstanding borrowings under the Credit Facility, and available borrowing capacity was $400 million. In addition, as of March 31, 2021 we had one outstanding standalone letter of credit totaling $2 million. The letter of credit guarantees our performance under a client contract and expires in third quarter of 2021.

Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 in the aggregate principal amount of $600 million ("the Convertible Senior Notes" or "the Notes"). The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 9, 2021, with U.S. Bank National Association, as trustee. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million.
The Convertible Senior Notes are senior, unsecured obligations and are (i) equal in right of payment with our future senior, unsecured indebtedness; (ii) senior in right of payment to our future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
The Convertible Senior Notes accrue interest at a rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Senior Notes mature on March 15, 2026, unless earlier repurchased, redeemed or converted.
Before September 15, 2025, holders of the Convertible Senior Notes have the right to convert their Convertible Senior Notes only upon the occurrence of certain events. Under the terms of indenture, the Convertible Senior Notes are convertible into common stock of Tyler Technologies, Inc. (referred to as "our common stock" herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2021, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the "Measurement Period") if the trading price per $1,000 principal amount of Convertible Senior Notes, as determined following a request by their holder in accordance with the procedures in the indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the indenture governing the notes);
•upon the occurrence of specified corporate events; or
•on or after September 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, March 15, 2026.
•With certain exceptions, upon a Change of Control or other Fundamental Change (both as defined in the indenture governing the Convertible Senior Notes), the holders of the Convertible Senior Notes may require us to repurchase all or part of the principal amount of the Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.
As of March 31, 2021, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.

From and including September 15, 2025, holders of the Convertible Senior Notes may convert their Convertible Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle any conversions of the Convertible Senior Notes either entirely in cash or in a combination of cash and shares of common stock, at our election. However, upon conversion of any Convertible Senior Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted.
The initial conversion rate is 2.0266 shares of common stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $493.44 per share of common stock. The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
The Convertible Senior Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price of the Notes on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. In addition, calling any Note for redemption constitutes a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
The net carrying value of the Convertible Senior Notes, net of unamortized debt discount and unamortized debt issuance costs were as follows (in thousands):

March 31, 2021
Convertible Senior Notes due 2026	$600,000
Less unamortized debt discount	(5,934)
Less unamortized debt issuance costs	(2,583)
Carrying value as of March 31, 2021	$591,483
The carrying amount is the par value of the Convertible Senior Notes less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes.
The effective interest rate for the Convertible Senior Notes is 0.36%. The following sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

Three Months Ended March 31,
2021
Contractual interest expense	$83
Amortization of debt discount	66
Amortization of debt issuance costs	29
Total	$178
New 2021 Credit Agreement
On April 21, 2021, the Company consummated the acquisition of NIC contemplated by the Agreement and Plan of Merger dated February 9, 2021. In connection with the completion of the acquisition, the Company, as borrower, entered into a new $1.4 billion Credit Agreement with the various lenders consisting of a revolving credit facility of up to $500 million and aggregate term loans of $900 million. The proceeds from the term loans and a portion of the proceed from the revolving credit facility were used a source of funding for the purchase of NIC. For more information on the New Credit Agreement, see Note 16 Subsequent Events.

(8)    Income Tax Provision
We had an effective income tax rate of 3.4% for the three months ended March 31, 2021, compared to negative 36.3% for the three months ended March 31, 2020. The higher effective tax rate for the three months ended March 31, 2021, as compared to the same period in 2020, was principally driven by a decrease in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits offset by state income taxes and non-deductible business expenses. The excess tax benefits related to stock incentive awards realized were $8.8 million for the three months ended March 31, 2021, compared to $22.1 million for the three months ended March 31, 2020. Excluding the excess tax benefits, the effective tax rate was 26.4% for the three months ended March 31, 2021, compared to 27% for the three months ended March 31, 2020.
We made tax payments of $59,000 and $176,000 in the three months ended March 31, 2021, and 2020, respectively.
(9)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$36,976	$47,550
Denominator:
Weighted-average basic common shares outstanding	40,611	39,500
Assumed conversion of dilutive securities:
Stock awards	1,445	1,644
Convertible senior notes	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,056	41,144
Earnings per common share:
Basic	$0.91	$1.20
Diluted	$0.88	$1.16
For the three months ended March 31, 2021 and 2020, stock awards, representing the right to purchase common stock of approximately 141,000 shares and 79,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of these notes on our diluted net income per share. Under the if-converted method, the Convertible Senior Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million resulting common shares related to the Convertible Senior Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three months ended March 31, 2021, respectively, as their effect would be anti-dilutive given none of the conversion features have been triggered. See Note 7, Debt for discussion on the conversion features related to the Convertible Senior Notes.
(10)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to eight years from the execution date. Some of these leases include options to extend for up to 10 years. We have no finance leases and no related party lease agreements as of March 31, 2021. Operating lease costs were approximately $2.6 million for both the three months ended March 31, 2021, and March 31, 2020, respectively.

The components of operating lease expense were as follows:

Lease Costs	Financial Statement Classification	Three Months Ended March 31,
		2021	2020
Operating lease cost	Selling, general and administrative expenses	$1,722	$1,666
Short-term lease cost	Selling, general and administrative expenses	481	574
Variable lease cost	Selling, general and administrative expenses	431	394
Net lease cost		$2,634	$2,634
Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets as follows:

	March 31, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$19,192	$18,734
Liabilities:
Operating leases, short-term	5,913	5,904
Operating leases, long-term	16,636	16,279
Total lease liabilities	$22,549	$22,183

Supplemental information related to leases is as follows:

Other Information	Three Months Ended March 31,
	2021	2020
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,829	$1,873

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2,005	$457

Lease term and discount rate:
Weighted average remaining lease term (years)	4.6	4
Weighted average discount rate	2.69%	4.00%

As of March 31, 2021, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2021 (Remaining 2021)	$5,537
2022	5,220
2023	4,197
2024	3,712
2025	2,576
Thereafter	2,545
Total lease payments	23,787
Less: Interest	(1,238)
Present value of operating lease liabilities	$22,549
Rental Income from third parties
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2021 and 2025, and some have options to extend the lease for up to five years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants for the three months ended March 31, 2021, totaled $294,000 and for the three months ended March 31, 2020, totaled $274,000. Rental income is included in hardware and other revenue on the condensed consolidated statements of income. As of March 31, 2021, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2021 (Remaining 2021)	$1,068
2022	1,449
2023	1,479
2024	1,510
2025	966
Thereafter	—
Total	$6,472
As of March 31, 2021, we had no additional significant operating or finance leases that had not yet commenced.
(11)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended March 31,
	2021	2020
Cost of subscriptions, software services and maintenance	$5,000	$4,252
Selling, general and administrative expenses	20,724	13,050
Total share-based compensation expense	$25,724	$17,302

(12)    Segment and Related Information
We provide integrated information management solutions and services for the public sector, with a focus on local governments.
We provide our software systems and services and appraisal services through six business units, which focus on the following products:
•financial management, education and planning, regulatory and maintenance software solutions;
•financial management, municipal courts, planning, regulatory and maintenance software solutions;
•courts and justice and public safety software solutions;
•data and insights solutions;
•platform technologies; and
•appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, we report our results in two segments. The financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance software solutions unit; courts and justice and public safety software solutions unit; the data and insights solutions unit; and platform technologies solutions unit meet the criteria for aggregation and are presented in one reportable segment, the Enterprise Software (“ES”). The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, data and insights, and platform technologies processes. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as provides property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
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
As of January 1, 2021, certain administrative costs related to information technology, which were previously allocated and reported in the ES and A&T segments, were moved to the Corporate segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Prior year amounts for all segments have been adjusted to reflect the segment change.

For the three months ended March 31, 2021
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$13,047	$1,886	$—	$14,933
Subscriptions	94,831	7,648	—	102,479
Software services	42,560	5,080	—	47,640
Maintenance	109,783	9,329	—	119,112
Appraisal services	—	6,465	—	6,465
Hardware and other	4,126	47	—	4,173
Intercompany	5,261	15	(5,276)	—
Total revenues	$269,608	$30,470	$(5,276)	$294,802
Segment operating income	$92,874	$9,259	$(50,549)	$51,584

For the three months ended March 31, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals
Revenues
Software licenses and royalties	$15,951	$2,786	$—	$18,737
Subscriptions	76,644	5,079	—	81,723
Software services	44,949	7,184	—	52,133
Maintenance	104,841	9,524	—	114,365
Appraisal services	—	5,763	—	5,763
Hardware and other	3,791	27	2	3,820
Intercompany	4,001	18	(4,019)	—
Total revenues	$250,177	$30,381	$(4,017)	$276,541
Segment operating income	$73,667	$8,541	$(34,896)	$47,312

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2021	2020
Total segment operating income	$51,584	$47,312
Amortization of acquired software	(7,964)	(8,027)
Amortization of customer and trade name intangibles	(5,412)	(5,392)
Other income, net	88	990
Income before income taxes	$38,296	$34,883

(13)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended March 31, 2021
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$12,058	$2,875	$14,933
Subscriptions	—	102,479	102,479
Software services	—	47,640	47,640
Maintenance	—	119,112	119,112
Appraisal services	—	6,465	6,465
Hardware and other	4,173	—	4,173
Total	$16,231	$278,571	$294,802

For the three months ended March 31, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$16,066	$2,671	$18,737
Subscriptions	—	81,723	81,723
Software services	—	52,133	52,133
Maintenance	—	114,365	114,365
Appraisal services	—	5,763	5,763
Hardware and other	3,820	—	3,820
Total	$19,886	$256,655	$276,541

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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2021
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$204,614	$16,977	$—	$221,591
Non-recurring revenues	59,733	13,478	—	73,211
Intercompany	5,261	15	(5,276)	—
Total revenues	$269,608	$30,470	$(5,276)	$294,802

For the three months ended March 31, 2020
	Enterprise Software	Appraisal and Tax	Corporate	Totals

Recurring revenues	$181,485	$14,603	$—	$196,088
Non-recurring revenues	64,691	15,760	2	80,453
Intercompany	4,001	18	(4,019)	—
Total revenues	$250,177	$30,381	$(4,017)	$276,541

(14)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2021	December 31, 2020
Enterprise Software	$395,374	$422,742
Appraisal and Tax	23,551	36,945
Corporate	1,693	1,691
Totals	$420,618	$461,378
Changes in total deferred revenue, including long-term, were as follows:

Three months ended March 31, 2021
Balance as of December 31, 2020	$461,378
Deferral of revenue	231,991
Recognition of deferred revenue	(272,751)
Balance as of March 31, 2021	$420,618
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized ("backlog"), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of March 31, 2021, was $1.55 billion, of which we expect to recognize approximately 47% as revenue over the next 12 months and the remainder thereafter.
(15)    Commitments and Contingencies
Security Incident
As previously disclosed, we experienced a security incident in September 2020 (the "Incident") involving ransomware disrupting access to some of our internal information technology (IT) systems and telephone systems. Although we believe we have contained and recovered from the Incident, and we have taken and will continue to take appropriate remediation steps, we are subject to risk and uncertainties as a result of the Incident. We have completed our investigation and remediation efforts related to the Incident. For the three months period ended March 31, 2021, we have recorded $215,000 of expenses and recorded approximately $573,000 of accrued insurance recoveries. The recorded costs consist primarily of payments to third-party service providers and consultants, including legal fees, and enhancements to our cybersecurity measures. We maintain cybersecurity insurance coverage in an amount that we believe is adequate.
Litigation
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(16) Subsequent Events
The following events or transactions have occurred subsequent to March 31, 2021:
On April 21, 2021, the Company consummated the acquisition of NIC contemplated by the Agreement and Plan of Merger dated February 9, 2021, (the “Merger Agreement”), by and among the Company, Topos Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and NIC. On April 21, 2021, Merger Sub merged with and into NIC, with NIC surviving as a wholly owned subsidiary of the Company (the “Merger”). As result of the Merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries of the Company.

In connection with the completion of the Merger and on the Closing Date, the Company, as borrower, entered into a new $1.4 billion Credit Agreement with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The New Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The New Credit Agreement matures on April 21, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any LIBOR breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the New Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the New Credit Agreement. The New Credit Agreement replaces and terminates the Company’s existing $400 million credit facility pursuant to the Credit Agreement dated as of September 30, 2019 (the “2019 Credit Agreement”). The Company’s previously announced commitment from Goldman Sachs Bank USA for a $1.6 billion 364-day senior unsecured bridge loan facility also terminated on the Closing Date.
Borrowings under the Revolving Credit Facility and the Term Loan A-1 will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 will bear interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0.00% to 0.50% or (2) the one-, three-, or six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.50%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the New Credit Agreement. The New Credit Agreement has customary benchmark replacement language with respect to the replacement of LIBOR once LIBOR becomes unavailable. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, initially 0.25% per annum, ranging from 0.15% to 0.30% based upon the Company’s total net leverage ratio.
On the Closing date, the Company paid approximately $2.3 billion in cash for the purchase of NIC. The Term Loans of $900 million and a portion of the proceeds of the Revolving Credit Facility, in the amount of $250 million, together with cash available to the Company of $609 million and the proceeds of its Convertible Senior Notes of $594 million, were used to complete the Merger, and pay fees and expenses in connection with the Merger and the New Credit Agreement. The remaining portion of the Revolving Credit Facility may be used for working capital requirements, acquisitions, and capital expenditures of the Company and its subsidiaries.
The foregoing is a summary of the material terms and conditions of the New Credit Agreement and not a complete description of the New Credit Agreement. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the New Credit Agreement attached to the Current Report on Form 8-K as Exhibit 10.1, dated April 21, 2021, which is incorporated by reference herein.

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
Our products generally automate eight major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety (4) property appraisal and tax, (5) planning, regulatory and maintenance (6) land and vital records management, (7) data and insights and (8) platform technologies. We report our results in two segments. The Enterprise Software (“ES”) segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; data analytics; and platform technologies. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as provides property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction.
As of January 1, 2021, certain administrative costs related to information technology, which were previously reported in the ES and A&T segments, were moved to the Corporate segment to reflect changes in the way management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Prior year amounts for all segments have been adjusted to reflect the segment change.
Our total employee count increased to 5,579 at March 31, 2021, from 5,449 at March 31, 2020.

For the three months ended March 31, 2021, total revenues increased 6.6% compared to the prior year period.
Subscriptions revenue grew 25.4% for the three months ended March 31, 2021, due to an ongoing shift toward cloud-based, software as a service business, as well as continued growth in our transaction-based revenues related to online-payment services.
Our backlog as of March 31, 2021, was $1.55 billion, a 3.0% increase from last year.
Impacts of the COVID-19 Pandemic
The pandemic continues to delay some government procurement processes and is expected to impact our ability to complete certain implementations, negatively impacting our revenue. Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. It could also negatively impact the timing of client payments to us. We continue to monitor these trends in order to respond to the ever-changing impact of COVID-19 on our clients and Tyler’s operations.
For the three months ended March 31, 2021, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses and software services. Lower software licenses compared to prior periods are attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. The software services revenue decline is attributed to delays in implementations caused by travel restrictions in effect during the period. Lower revenues compared to prior periods were partially offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. As travel restrictions are relaxed, we expect software services and appraisal services revenues to increase as the limited number of our clients who require that all or a portion of their services be delivered onsite will be able to receive those services. Also, we are adapting the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.
Recurring revenues from subscriptions and maintenance comprised 75% of our total consolidated revenue for the three months ended March 31, 2021, and include transaction-based revenue streams such as e-filing and online payments. On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 (the "Convertible Senior Notes") in the aggregate principal amount of $600 million. The net proceeds from the issuance of the Convertible Senior Notes of $594 million were used as one of the funding sources to complete the acquisition of NIC Inc ("NIC"), see Note 16 Subsequent Events. As of March 31, 2021, we had $1.4 billion in cash and investments and no outstanding borrowings under our credit facility.
We have recorded no impairment to goodwill or other assets as of the balance sheet date, as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end to require such an impairment; however, due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations", included in our Form 10-K for the year ended December 31, 2020. Except for the accounting policies for convertible senior notes updated as a result of adopting Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2020.
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended March 31,
	2021	2020
Revenues:
Software licenses and royalties	5.1%	6.8%
Subscriptions	34.7	29.5
Software services	16.2	18.8
Maintenance	40.4	41.4
Appraisal services	2.2	2.1
Hardware and other	1.4	1.4
Total revenues	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.1	3.2
Subscriptions, software services and maintenance	45.6	47.7
Appraisal services	1.6	1.6
Hardware and other	0.8	0.9
Selling, general and administrative expenses	26.7	24.4
Research and development expense	7.4	8.1
Amortization of customer and trade name intangibles	1.8	1.9
Operating income	13.0	12.2
Other income, net	—	0.4
Income before income taxes	13.0	12.6
Income tax provision (benefit)	0.4	(4.6)
Net income	12.6%	17.2%

Revenues
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
ES	$13,047	$15,951	$(2,904)	(18)%
A&T	1,886	2,786	(900)	(32)
Total software licenses and royalties revenue	$14,933	$18,737	$(3,804)	(20)%

Software licenses and royalties revenue decreased 20% for the three months ended March 31, 2021, compared to the prior year period. The decline in software licenses and royalties revenue for the three months March 31, 2021, is primarily due to longer sales cycles attributed to our education suite and appraisal products as the impact of COVID-19 has slowed government procurement processes and some contract signings have been pushed to future periods. Offsetting the decline in software license revenue is a shift in the mix of new software contracts toward more perpetual software license arrangements compared to the prior year. Our total new client mix for the three months ended March 31, 2021, was approximately 45% perpetual software license arrangements and approximately 55% subscription-based arrangements compared to total new client mix for the three months ended March 31, 2020, of approximately 39% perpetual software license arrangements and approximately 61% subscription-based arrangements.
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
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
ES	$94,831	$76,644	$18,187	24%
A&T	7,648	5,079	2,569	51
Total subscriptions revenue	$102,479	$81,723	$20,756	25%
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
Subscriptions revenue grew 25% for the three months ending March 31, 2021, compared to the prior year. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending March 31, 2021, we added 84 new SaaS clients and 39 existing on-premises clients converted to our SaaS model. Since March 31, 2020, we have added 441 new SaaS clients while 177 existing on-premises clients converted to our SaaS model. Also, transaction-based fees contributed $4.9 million to the increase in subscriptions revenue for the three months ended March 31, 2021, due to the increased volumes of online payments from utility billings.

Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
ES	$42,560	$44,949	$(2,389)	(5)%
A&T	5,080	7,184	(2,104)	(29)
Total software services revenue	$47,640	$52,133	$(4,493)	(9)%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Software services revenue decreased 9% for the three months ended March 31, 2021, compared to the prior year period. The decline in software services revenue is due to delays in client implementations caused by COVID-19 restrictions, together with a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
ES	$109,783	$104,841	$4,942	5%
A&T	9,329	9,524	(195)	(2)
Total maintenance revenue	$119,112	$114,365	$4,747	4%

We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 4% for the three months ended March 31, 2021, compared to the prior year period. Maintenance revenue increased mainly due to contributions of maintenance revenue from recent acquisitions and completion of the recognition of the majority of acquisition-related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods. The remainder of the increase is attributed to annual maintenance rate increases and growth in our installed customer base from new software license sales, partially offset by attrition and clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
ES	$—	$—	$—	—%
A&T	6,465	5,763	702	12
Total appraisal services revenue	$6,465	$5,763	$702	12%
Appraisal services revenue for the three months ended March 31, 2021, increased by 12%, compared to the prior year primarily due to the addition of several new revaluation contracts which started during the fourth quarter of 2020, offset somewhat by delays to several ongoing projects as a result of travel and social distancing restrictions related to COVID-19. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
Software licenses and royalties	$1,236	$740	$496	67%
Acquired software	7,964	8,027	(63)	(0.8)
Subscriptions, software services and maintenance	134,320	131,779	2,541	2
Appraisal services	4,617	4,385	232	5
Hardware and other	2,458	2,479	(21)	(1)
Total cost of revenues	$150,595	$147,410	$3,185	2%
The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	Three Months Ended
	2021	2020	Change
Software licenses, royalties and acquired software	38.4%	53.2%	(14.8)%
Subscriptions, software services and maintenance	50.1	46.9	3.2
Appraisal services	28.6	23.9	4.7
Hardware and other	41.1	35.1	6.0
Overall gross margin	48.9%	46.7%	2.2%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2021, our software licenses, royalties and acquired software gross margin decreased 14.8% compared to the prior year periods due to lower revenue from software licenses.
Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, software services and maintenance gross margin in the three months ended March 31, 2021, increased 3.2% from the comparable prior year period. Margins have increased primarily due to a reduction in software services revenues from reimbursable travel that has little to no margin, as well as improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services. Our implementation and support staff has grown by 25 employees since March 31, 2020, as we accelerated hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 2.2% of total revenue for the three months ended March 31, 2021. The appraisal services gross margin for the three months ended March 31, 2021, increased 4.7% compared to the same period in 2020. The increase in margin is primarily due to cost savings attributed to lower travel expenses associated with appraisal projects. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.

For the three months ended March 31, 2021, our overall gross margin increased 2.2% compared to the prior year period. The increase in overall margin is attributed to a higher revenue mix for subscription revenues compared to the prior year periods resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Margins have also increased due a reduction in software services revenue from reimbursable travel that that has little to no margin, as well as improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leveraging utilization of support and maintenance staff and economies of scale. The increase in overall gross margin is partially offset by lower margins from software licenses due to lower software license revenue.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
Selling, general and administrative expenses	$78,774	$67,485	$11,289	17%
SG&A as a percentage of revenues was 26.7% for the three months ended March 31, 2021, compared to 24.4% for the three months ended March 31, 2020. The increase in SG&A expense for the three months ending March 31, 2021, is attributed to higher stock compensation expense, increased staff levels and other administrative expenses compared to prior periods. For the three months ended March 31, 2021, stock compensation expense rose $7.7 million compared to the same period in 2020, primarily due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price. We have added 24 SG&A employees mainly to our sales and finance teams, since March 31, 2020. For the three months ended March 31, 2021, SG&A expense includes $3.2 million related to an accrual for litigation and $813,000 of transaction costs related the NIC acquisition. These increases in SG&A were partially offset by lower travel expenses associated with sales and marketing activities, including trade shows, as a result of COVID-19 travel restrictions.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
Research and development expense	$21,813	$22,361	$(548)	(2)%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
Research and development expense in the three months ended March 31, 2021, decreased 2% compared to the prior period mainly due to a shift of some development resources to certain projects which meet the criteria for capitalization, as well as lower investments needed related to recently acquired businesses.
Amortization of Other Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that is allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. For the three months ended March 31, 2021, amortization expense was relatively flat compared to prior period due to no new acquisitions in fiscal year 2020.

The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
Amortization of other intangibles	$5,412	$5,392	$20	—%
 Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
Other income, net	$88	$990	$(902)	(91)
Other income, net, is comprised of interest income from invested cash, net of interest expense and non-usage and other fees associated with our revolving credit agreement and Convertible Senior Notes. The decrease in other income, net, in the three months ended March 31, 2021, compared to the prior period is attributable to the significant decrease in interest rates on cash balances since March 2020, partially offset by higher levels of invested cash. Also contributing to the decrease in other income is interest related to the Convertible Senior Notes.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	Three Months Ended		Change
	2021	2020	$	%
Income tax provision (benefit)	$1,320	$(12,667)	$13,987	NM

Effective income tax rate	3.4%	(36.3)%
The change in effective tax rate for the three months ended March 31, 2021, as compared to the same period in 2020, was principally driven by the change in the excess tax benefits related to stock incentive awards. The effective income tax rates for the three months ended March 31, 2021 and 2020, were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits offset by state income taxes and non-deductible business expenses. The excess tax benefits related to stock incentive awards realized were $8.8 million for the three months ended March 31, 2021, compared to $22.1 million for the three months ended March 31, 2020. Excluding the excess tax benefits, the effective tax rate was 26.4% for the three months ended March 31, 2021, compared to 27.0% for the three months ended March 31, 2020.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2021, we had cash and cash equivalents of $1.3 billion compared to $603.6 million at December 31, 2020. We also had $171.9 million invested in investment grade corporate and municipal bonds as of March 31, 2021. These investments have varying maturity dates through 2026, and we intend to hold these investments until maturity. As of March 31, 2021, we believe our cash from operating activities, revolving line of credit, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

	2021	2020
Cash flows provided (used) by:
Operating activities	$71,703	$56,706
Investing activities	(39,694)	(15,007)
Financing activities	615,120	27,604
Net increase in cash and cash equivalents	$647,129	$69,303

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that cash provided by operating activities, cash on hand and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, debt servicing obligations, and share repurchases for at least the next twelve months.
For the three months ended March 31, 2021, operating activities provided cash of $71.7 million. Operating activities that provided cash were primarily comprised of net income of $37.0 million, non-cash depreciation and amortization charges of $21.1 million, non-cash share-based compensation expense of $25.7 million and a non-cash decrease in operating lease right-of-use assets of $1.5 million. Working capital, excluding cash, increased approximately $13.6 million mainly due to decline in deferred revenue balances, timing of bonus payments, decreases in operating lease liabilities and deferred taxes associated with stock option activity during the period. These increases were offset by the collections of annual maintenance renewals and subscription renewal billings that are billed in the fourth quarter. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 101 days at March 31, 2021, compared to 121 days at December 31, 2020, and 104 days at March 31, 2020. The decrease in DSO compared to December 31, 2020, is due to collections from our maintenance billing cycle, which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $39.7 million in the three months ending March 31, 2021. On March 31, 2021, we completed two acquisitions with the total purchase price of $12.2 million, net of cash acquired, including $12.0 million paid in cash and accrued working capital holdbacks of $161,000. Approximately $6.6 million was invested in property and equipment, including $2.7 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings. In addition, approximately $3.5 million of software development costs were capitalized.
Financing activities provided cash of $615.1 million in the three months ended March 31, 2021, and were primarily comprised of proceeds from issuance of Convertible Senior Notes. On March 9, 2021, we issued $600 million aggregate principal amount of Convertible Senior Notes. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million paid and debt issuance costs of $2.6 million accrued as of March 31, 2021. The remainder of the financing activities were attributed to stock option exercises and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of March 31, 2021, we have authorization from our board of directors to repurchase up to 2.5 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $59,000 and $176,000 in the three months ended March 31, 2021, and 2020, respectively.
On September 30, 2019, we entered into a $400 million credit agreement with various lender parties and Wells Fargo Bank, National Association, as Administrative Agent (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $400 million, including a $25 million sublimit for letters of credit. The Credit Facility matures on September 30, 2024.
See Note 7, Debt to the Condensed Consolidated Financial Statements for discussions of the Convertible Senior Notes.

On April 21, 2021, the Company consummated the acquisition of NIC contemplated by the Agreement and Plan of Merger dated February 9, 2021. In connection with the completion of the acquisition and on the Closing Date, the Company, as borrower, entered into a new $1.4 billion Credit Agreement with the various lenders consisting of a unsecured revolving credit facility of up to $500 million and aggregate unsecured term loans totaling $900 million. On the Closing date, the Company paid approximately $2.3 billion in cash for the purchase of NIC. The Term Loans of $900 million and a portion of the proceeds of the Revolving Credit Facility, in the amount of $250 million, together with cash available to the Company of $609 million and the proceeds of its Convertible Senior Notes of $594 million, were used to complete the Merger, and pay fees and expenses in connection with the Merger and the New Credit Agreement. For more information on the acquisition of NIC and the New Credit Agreement, see Note 16 Subsequent Events.
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
As of March 31, 2021, we had no outstanding borrowings under our Credit Facility and available borrowing capacity under the Credit Agreement was $400 million.
Borrowings under the Credit Facility bear interest at a rate of either (1) Wells Fargo Bank’s prime rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, two-, three-, or six-month LIBOR rate plus a margin of 1.125% to 1.75%.
As of March 31, 2021, our interest rate was 3.38% under the Wells Fargo Bank prime rate and approximately 1.24% under the 30-day LIBOR option.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION

ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2021, except for the risk factors described below, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Related to Our Indebtedness
Servicing our indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not otherwise have the ability to raise the funds necessary to settle for cash conversions of the Convertible Senior Notes or to repurchase the Convertible Senior Notes upon a fundamental change, or to repay our indebtedness obligations under our New Credit Agreement (defined below), each of which could adversely affect our business and results of operations.
As of March 31, 2021, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes. On April 21, 2021, we entered into a new Credit Agreement (the “New Credit Agreement”) with significantly increased borrowing capacity of up to $1.4 billion and on the closing date of April 21, 2021, we borrowed initial loans in the aggregate principal amount of $1.15 billion. Our New Credit Agreement also has an option to increase the amount available up to an additional $435 million, subject to our leverage and other factors. The proceeds from the Convertible Senior Notes and loans under the New Credit Agreement were used as sources of funding for the purchase of NIC. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
Pursuant to their terms, holders may convert their Convertible Senior Notes at their option prior to the scheduled maturities of their Convertible Senior Notes under certain circumstances. Upon conversion of the Convertible Senior Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be obligated to make cash payments. In addition, holders of our Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the Indenture, dated as of March 9, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”) (the “Indenture”), at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Although it is our intention, and we currently expect to have the ability, to settle the Convertible Senior Notes in cash, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered or Convertible Senior Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Convertible Senior Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness. If the repayment of other indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the other indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof.

Our ability to make scheduled payments of the principal and interest on our indebtedness when due or to make payments upon conversion or repurchase demands with respect to our Convertible Senior Notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness, and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our existing or future indebtedness and have a material adverse effect on our business, results of operations, and financial condition.
Covenant restrictions under the Company’s indebtedness may limit our ability to operate our business and may adversely affect our financial condition, results of operations, and earnings per share.
The Indenture governing the Notes and the New Credit Agreement do, and our future indebtedness agreements may, contain covenants that may restrict the Company’s ability to finance future operations or capital needs or to engage in other business activities. Subject to customary carve-outs, thresholds and baskets, the New Credit Agreement (and the Indenture by means of a cross-default) restricts, absent consent of the agent and lenders under the New Credit Agreement, our ability and the ability of our restricted subsidiaries to, among other things:
•    Incur additional indebtedness,
•    Permit liens on our assets,
•    Make certain investments, acquisitions and dispositions,
•    Make certain specified fundamental changes, and
•    Make certain restricted payments.
In addition, the New Credit Agreement (and the Indenture by means of a cross-default) contains other customary affirmative and negative covenants, and events of default. The New Credit Agreement is unsecured but requires us to maintain certain financial ratios regarding our total leverage and interest coverage and other financial conditions in addition to the restrictions described above. Events beyond the Company’s control, including changes in general economic and business conditions, may result in a breach of any of these covenants and result in a default under the New Credit Agreement that may, in turn, result in a default under the Indenture. If an event of default under the New Credit Agreement occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company was unable to pay such amounts, the lenders could proceed against the guarantees by our direct and indirect material domestic subsidiaries. Should the lenders proceed against the guarantees, we cannot give assurance that we would have sufficient assets to pay amounts due on the New Credit Agreement and the Convertible Senior Notes.
Variable rate indebtedness subjects the Company to interest rate risk, which could cause our debt service obligations to increase significantly.
Our borrowings under the New Credit Agreement are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Revolving credit facility loans and Term A-1 Loans under the New Credit Agreement bear interest at a per annum rate equal to, at our option, either (1) the administrative agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. Our Term A-2 Loans bear interest, our option, at a per annum rate of either (1) the Base Rate plus a margin of 0.00% to 0.50% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.50%. The margin in each case is based upon our total net leverage ratio, as determined pursuant to the New Credit Agreement. Based upon initial borrowings under the New Credit Agreement on the closing date in the aggregate principal amount of $1.15 billion, each quarter point change in interest rates would result in a $2.9 million change in annual interest expense under the New Credit Agreement.

The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the notes is triggered, holders of our Convertible Senior Notes will be entitled to convert the Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Transactions relating to our Convertible Senior Notes may affect the value of our common stock.
Our Convertible Senior Notes may become convertible in the future at the option of their holders under certain circumstances. If holders of our Convertible Senior Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing shareholders.
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

Exhibit 4.1
Credit Agreement dated April 21, 2021, among Tyler Technologies, Inc. and Wells Fargo Bank, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 10.1 to our Form 8-K dated April 21, 2021, and incorporated by reference herein).

Exhibit 101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	Inline XBRL Extension Labels Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: May 6, 2021