Form 10-Q
period 2021-06-30
TYLER TECHNOLOGIES INC
filed 2021-08-03
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 30, 2021 was 40,843,408.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Software licenses and royalties	$17,604	$17,025	$32,537	$35,762
Subscriptions	199,558	85,638	302,037	167,361
Software services	53,337	43,654	100,977	95,787
Maintenance	119,621	116,760	238,733	231,125
Appraisal services	6,265	4,696	12,730	10,459
Hardware and other	7,690	3,318	11,863	7,138
Total revenues	404,075	271,091	698,877	547,632

Cost of revenues:
Software licenses and royalties	1,368	1,130	2,604	1,870
Acquired software	11,823	8,006	19,787	16,033
Subscriptions, software services and maintenance	199,771	124,287	334,091	256,066
Appraisal services	4,429	3,976	9,046	8,361
Hardware and other	4,623	2,489	7,081	4,968
Total cost of revenues	222,014	139,888	372,609	287,298

Gross profit	182,061	131,203	326,268	260,334

Selling, general and administrative expenses	108,922	62,521	187,696	130,006
Research and development expense	23,428	21,949	45,241	44,310
Amortization of other intangibles	11,420	5,392	16,832	10,784

Operating income	38,291	41,341	76,499	75,234

Other (expense) income including interest expense, net	(12,199)	470	(12,111)	1,460
Income before income taxes	26,092	41,811	64,388	76,694
Income tax provision (benefit)	562	(12,081)	1,882	(24,748)
Net income	$25,530	$53,892	$62,506	$101,442

Earnings per common share:
Basic	$0.63	$1.35	$1.53	$2.54
Diluted	$0.61	$1.30	$1.48	$2.44
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$216,773	$603,623
Accounts receivable (less allowance for losses and sales adjustments of $8,087 in 2021 and $9,255 in 2020)	584,156	382,319
Short-term investments	51,223	72,187
Prepaid expenses	52,413	30,864
Income tax receivable	20,404	21,598
Other current assets	3,959	2,479
Total current assets	928,928	1,113,070

Accounts receivable, long-term	15,744	21,417
Operating lease right-of-use assets	28,230	18,734
Property and equipment, net	177,712	168,004
Other assets:
Software development costs, net	17,179	9,121
Goodwill	2,309,434	838,428
Other intangibles, net	1,045,580	322,068
Non-current investments	79,057	82,640
Other non-current assets	39,139	33,792
Total assets	$4,641,003	$2,607,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106,727	$14,011
Accrued liabilities	134,904	83,084
Operating lease liabilities	9,666	5,904
Deferred revenue	484,482	461,278
Current portion of term loans	30,000	—
Total current liabilities	765,779	564,277

Revolving credit facility	65,000	—
Term loans	862,559	—
Convertible senior notes, net	591,906	—
Deferred revenue, long-term	68	100
Deferred income taxes	220,680	40,507
Operating lease liabilities, long-term	22,118	16,279
Other long-term liabilities	4,902	—
Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2021 and December 31, 2020	481	481
Additional paid-in capital	962,557	905,332
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	1,174,662	1,112,156
Treasury stock, at cost; 7,315,159 and 7,608,627 shares in 2021 and 2020, respectively	(29,663)	(31,812)
Total shareholders' equity	2,107,991	1,986,111
Total liabilities and shareholders' equity	$4,641,003	$2,607,274
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$62,506	$101,442
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,976	40,270
Share-based compensation expense	50,899	35,688
Operating lease right-of-use assets expense	4,034	2,843
Deferred income tax benefit	(6,430)	(3,729)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(46,312)	(30,332)
Income tax receivable	7,276	(21,453)
Prepaid expenses and other current assets	(10,434)	(9,870)
Accounts payable	(57,471)	(6,338)
Operating lease liabilities	(4,361)	(3,375)
Accrued liabilities	(30,217)	(19,136)
Deferred revenue	20,868	10,510
Increase in other long term liabilities	22	—
Net cash provided by operating activities	51,356	96,520

Cash flows from investing activities:
Additions to property and equipment	(14,223)	(16,268)
Purchase of marketable security investments	(68,054)	(79,747)
Proceeds from marketable security investments	91,395	40,020
Purchase of investment in common shares	—	(10,000)
Proceeds from the sale of investment in preferred shares	—	15,000
Investment in software	(8,947)	(2,695)
Cost of acquisitions, net of cash acquired	(1,998,902)	(261)
Decrease (increase) in other	39	(328)
Net cash used by investing activities	(1,998,692)	(54,279)

Cash flows from financing activities:
Increase in net borrowings on revolving credit facility	65,000	—
Proceeds from term loans	900,000	—
Proceeds from issuance of convertible senior notes	600,000	—
Payment of debt issuance costs	(27,127)	—
Purchase of treasury shares	(12,975)	(15,482)
Payment of contingent consideration	—	(5,619)
Proceeds from exercise of stock options	29,388	92,337
Contributions from employee stock purchase plan	6,200	5,177
Net cash provided by financing activities	1,560,486	76,413

Net (decrease) increase in cash and cash equivalents	(386,850)	118,654
Cash and cash equivalents at beginning of period	603,623	232,682
Cash and cash equivalents at end of period	$216,773	$351,336
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	48,148	$481	$941,960	$(46)	$1,149,132	(7,424)	$(30,534)	$2,060,993
Net income	—	—	—	—	25,530	—	—	25,530
Exercise of stock options and vesting of restricted stock units	—	—	(9,544)	—	—	150	20,830	11,286
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(18)	(7,052)	(7,052)
Stock compensation	—	—	25,175	—	—	—	—	25,175
Issuance of shares pursuant to employee stock purchase plan	—	—	3,094	—	—	9	68	3,162
Treasury stock purchases	—	—	—	—	—	(32)	(12,975)	(12,975)
Purchase consideration for conversion of unvested restricted stock	—	—	1,872	—	—	—	—	1,872
Balance at June 30, 2021	48,148	$481	$962,557	$(46)	$1,174,662	(7,315)	$(29,663)	$2,107,991

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	48,148	$481	$798,089	$(46)	$964,886	(8,397)	$(50,578)	$1,712,832
Net income	—	—	—	—	53,892	—	—	53,892
Exercise of stock options and vesting of restricted stock units	—	—	27,642	—	—	482	18,459	46,101
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(12)	(4,591)	(4,591)
Stock compensation	—	—	18,386	—	—	—	—	18,386
Issuance of shares pursuant to employee stock purchase plan	—	—	(119)	—	—	10	2,827	2,708
Treasury stock purchases	—	—	—	—	—	—	—	—
Balance at June 30, 2020	48,148	$481	$843,998	$(46)	$1,018,778	(7,917)	$(33,883)	$1,829,328

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	48,148	$481	$905,332	$(46)	$1,112,156	(7,609)	$(31,812)	$1,986,111
Net income	—	—	—	—	62,506	—	—	62,506
Exercise of stock options and vesting of restricted stock units	—	—	(1,623)	—	—	346	31,011	29,388
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(37)	(16,010)	(16,010)
Stock compensation	—	—	50,899	—	—	—	—	50,899
Issuance of shares pursuant to employee stock purchase plan	—	—	6,077	—	—	17	123	6,200
Treasury stock purchases	—	—	—	—	—	(32)	(12,975)	(12,975)
Purchase consideration for conversion of unvested restricted stock awards	—	—	1,872	—	—	—	—	1,872
Balance at June 30, 2021	48,148	$481	$962,557	$(46)	$1,174,662	(7,315)	$(29,663)	$2,107,991

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058
Net income	—	—	—	—	101,442	—	—	101,442
Exercise of stock options and vesting of restricted stock units	—	—	66,584	—	—	980	25,753	92,337
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(19)	(6,892)	(6,892)
Stock compensation	—	—	35,688	—	—	—	—	35,688
Issuance of shares pursuant to employee stock purchase plan	—	—	2,248	—	—	20	2,929	5,177
Treasury stock purchases	—	—	—	—	—	(59)	(15,482)	(15,482)
Balance at June 30, 2020	48,148	$481	$843,998	$(46)	$1,018,778	(7,917)	$(33,883)	$1,829,328

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2021, and December 31, 2020, and operating result amounts are for the three and six months ended June 30, 2021, and 2020, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2020. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and six months ended June 30, 2021, and 2020
On April 21, 2021, the Company acquired NIC, Inc. (“NIC”) as contemplated by the Agreement and Plan of Merger dated February 9, 2021. The results of NIC are include in condensed consolidated financial statements since the date of acquisition. See Note 3, Acquisitions for further information.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the January 1, 2021, adoption of ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, that have had a material impact on our condensed consolidated financial statements and related notes. See recently adopted accounting pronouncements below.
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
For the six months ended June 30, 2021, excluding the impact of recent acquisitions, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses and software services. Lower software licenses compared to prior periods are in part attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. The software services revenue decline is attributed to delays in implementations caused by travel restrictions in effect during the period. Lower revenues compared to prior periods were partially offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. As travel restrictions are relaxed, we expect software services and appraisal services revenues to increase as the limited number of our clients who require that all or a portion of their services be delivered onsite will be able to receive those services. Also, we are adapting the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.

Recurring revenues from subscriptions and maintenance comprised 77% of our total consolidated revenue for the six months ended June 30, 2021, and include transaction-based revenue streams such as e-filing and online payments. On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 (the “Convertible Senior Notes”) in the aggregate principal amount of $600 million. As of June 30, 2021, we had $347.1 million in cash and investments and $965 million principal outstanding borrowings under our 2021 Credit Agreement executed on April 21, 2021. As of June 30, 2021, we had available borrowing capacity of $435 million under our 2021 Credit Agreement.
We have recorded no impairment to goodwill or other assets as of the balance sheet date. Due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.
USE OF ESTIMATES
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the carrying amount of goodwill; the carrying amount and estimated useful lives of intangible assets; the carrying amount of operating lease right-of-use assets and operating lease liabilities; determining share-based compensation expense; the valuation allowance for receivables; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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
Refer to Note 13 - “Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.
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
At June 30, 2021, and December 31, 2020, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $599.9 million and $403.7 million, respectively. We have recorded unbilled receivables of $156.0 million and $140.8 million at June 30, 2021, and December 31, 2020, respectively. Included in unbilled receivables are retention receivables of $11.0 million and $13.1 million at June 30, 2021, and December 31, 2020, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.

We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $8.1 million and $9.3 million at June 30, 2021, and December 31, 2020, respectively, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses, and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we have not experienced any historical credit losses with the majority of our clients, we have no basis to record a reserve for credit losses as defined by the standard.
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
We have historically evaluated goodwill for impairment annually as of April 1, or more frequently if impairment indicators arose. During the second quarter 2021, we voluntarily changed the date of our annual assessment of goodwill to October 1 for all reporting units. The change in testing date for goodwill impairment is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with our annual planning process. The change in the assessment date does not delay or avoid a potential impairment charge. This change in the date for the annual impairment assessment for goodwill noted no change in our requirements to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present. To ensure that no lapse in an assessment occurring since the prior period, we performed qualitative assessments for all reporting units except for the data and insights and platform technologies reporting units. As a result of these qualitative assessments, we determined that it was more likely than not that an impairment existed; therefore, we did not perform Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill of $75.7 million and $78.4 million associated with our data and insights reporting unit and platform technologies unit, respectively. For most of our reporting units, goodwill relates to a combination of legacy and acquired businesses, and as a result, those units have fair values that substantially exceed their underlying carrying values. For other reporting units, in particular our data and insights and platform technologies units, goodwill entirely relates to recently acquired businesses and as a result those units do not have significant excess fair values over carrying values. As a result of our interim qualitative and quantitative assessments, we concluded no impairment existed as of June 30, 2021.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The new standard is effective for fiscal years beginning after December 15, 2020. We adopted ASU 2019-12 as of January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements.
(3)    Acquisitions
On April 21, 2021, (“Closing Date”), the Company acquired NIC as contemplated by the Agreement and Plan of Merger dated February 9, 2021, (the “Merger Agreement”). As result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries of the Company. NIC is a leading digital government solutions and payment company that serves federal, state and local government agencies. The total purchase price, net of cash acquired of $331.8 million, was approximately $2.0 billion consisting of cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards.
We have performed a preliminary valuation analysis of the fair market value of NIC’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$331,783
Accounts receivable	149,632
Other current assets	12,988
Other noncurrent assets	20,974
Identifiable intangible assets	754,000
Goodwill	1,464,084
Accounts payable	(150,099)
Accrued expenses	(63,809)
Other noncurrent liabilities	(11,493)
Deferred revenue	(1,522)
Deferred tax liabilities, net	(186,046)
Total consideration	$2,320,492
In connection with this transaction, we acquired total tangible assets of $515.4 million and assumed liabilities of approximately $226.9 million. We recorded goodwill of approximately $1.5 billion, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $754.0 million. The $754.0 million of intangible assets are attributable to customer relationships, acquired software, trade name and will be amortized over a weighted average period of approximately 17 years. We recorded net deferred tax liabilities of $186.0 million related to estimated fair value allocations.

NIC delivers user-friendly digital services that make it easier and more efficient for citizens and businesses to interact with government - providing valuable conveniences like applying for unemployment insurance, submitting business filings, renewing licenses, accessing information and making secure payments without visiting a government office. In addition, NIC has extensive expertise and scale in the government payments arena which will accelerate the Company’s strategic payments initiatives. Therefore, the goodwill of approximately $1.5 billion arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base.
The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of NIC had occurred on January 1, 2020, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs and tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$433,739	$364,680	$862,181	$732,340
Net income	$19,934	$53,567	$59,160	$80,299
Basic earnings per share	$0.49	$1.34	$1.45	$2.01
Diluted earnings per share	$0.47	$1.29	$1.40	$1.93
The pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.
On March 31, 2021, we acquired all the equity interest of Glass Arc, Inc. (dba ReadySub). ReadySub is a cloud-based platform that assists school districts with absence tracking, filling substitute teacher assignments, and automating essential payroll processes. The total purchase price of approximately $6.2 million, net of cash acquired, was paid in cash.
On March 31, 2021, we acquired substantially all assets of DataSpec, Inc. (“DataSpec”), a provider of a SaaS solution that allows for secure electronic claims submission to the federal Department of Veterans Affairs (“VA”) and reporting capabilities, in addition to scheduling, calendaring, and payments. The total purchase price of approximately $5.8 million was paid in cash.
The operating results of DataSpec and ReadySub are included with the operating results of the Enterprise Software segment since their date of acquisition. The impact of the DataSpec and ReadySub acquisitions, individually and in the aggregate, on our operating results, assets and liabilities is not material. The operating results of NIC are disclosed separately as a reportable segment. Revenues from NIC included in Tyler's results of operations totaled approximately $99.1 million and the net income loss was approximately $9.7 million from the date of acquisition through June 30, 2021. In 2021, we incurred fees of approximately $18.3 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. The Company also incurred $1.6 million of expense related to a separation agreement with NIC's former Chief Executive Officer. These costs were expensed in 2021 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2021, the purchase price allocations for DataSpec, ReadySub and NIC are not yet complete; therefore, the preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables and deferred revenue and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of June 30, 2021, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(4)     Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	(32)	$(12,975)	—	$—	(32)	$(12,975)	(59)	$(15,482)
Stock option exercises	89	11,286	436	46,101	210	29,388	917	92,337
Employee stock plan purchases	9	3,162	10	2,708	17	6,200	20	5,177
Restricted stock units vested, net of withheld shares upon award settlement	43	$(7,052)	33	$(4,591)	99	$(16,010)	43	$(6,892)
As of June 30, 2021, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock.
(5)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $33.6 million and $32.3 million as of June 30, 2021, and December 31, 2020, respectively. Amortization expense was $3.1 million and $6.1 million for the three and six months ended June 30, 2021, respectively, and $2.9 million and $5.9 million for the three and six ended June 30, 2020, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(6)    Other Assets
As of June 30, 2021, we have $130.3 million in investment grade corporate and municipal bonds with varying maturity dates through 2026. We intend to hold these bonds to maturity and have classified them as such. It is not more likely than not that we will be required to sell these bonds before recovery of their amortized costs. We believe cost approximates fair value given the portfolio consists of fixed income and high credit investments. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are presented at amortized cost and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. As of June 30, 2021, we have an accrued interest receivable balance of approximately $663,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and six months ended June 30, 2021, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other (expense) income, net in the accompanying condensed consolidated statements of income.
In 2020, we purchased $10 million in common stock representing an 18% interest in BFTR, LLC., a wholly owned subsidiary of Bison Capital Partners V L.P. BFTR, LLC, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in common stock is accounted under the cost method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Annually, our cost method investments are assessed for impairment. We do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes have occurred during the period that require reassessment. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.

(7)    Debt
2021 Credit Agreement
In connection with the completion of the acquisition of NIC on the Closing Date, the Company, as borrower, entered into a new $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any LIBOR breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the 2021 Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the 2021 Credit Agreement.
Borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, or six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.50%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. The 2021 Credit Agreement has customary benchmark replacement language with respect to the replacement of LIBOR once LIBOR becomes unavailable. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, initially 0.25% per annum, ranging from 0.15% to 0.30% based upon the Company’s total net leverage ratio.
The net proceeds from the borrowings under the 2021 Credit Agreement were $1.1 billion, net of debt discounts of $7.2 million and debt issuance costs of $4.9 million and $6.4 million of commitment fees paid related to the terminated $1.6 billion unsecured bridge loan facility. On the Closing Date, the Company paid approximately $2.3 billion in cash for the purchase of NIC. The Term Loans of $900 million and a portion of the proceeds of the Revolving Credit Facility, in the amount of $250 million, together with cash available to the Company of $609 million and the net proceeds of its Convertible Senior Notes of $594 million, were used to complete the acquisition and pay fees and expenses in connection with the acquisition and the 2021 Credit Agreement. The remaining portion of the Revolving Credit Facility may be used for working capital requirements, acquisitions, and capital expenditures of the Company and its subsidiaries.
The 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2021, we were in compliance with those covenants.
The following table summarizes the Company's total outstanding borrowings related to the 2021 Credit Agreement (in thousands):

	June 30, 2021	Maturity Date
Revolving Credit Facility	$65,000	April 20, 2026
Term Loan A-1	600,000	April 20, 2026
Term Loan A-2	300,000	April 20, 2024
Total borrowings under the 2021 Credit Agreement	965,000
Less: unamortized debt discount and debt issuance costs related term loans	(7,441)
Total borrowings, net	$957,559

Less: current portion of debt	$(30,000)
Carrying value of long-term debt as of June 30, 2021	$927,559

The carrying amount is the par value of the Revolving Credit Facility and Term Loans less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Term Loans. Interest expense is included in other (expense) income, net in the accompanying condensed consolidated statements of income.
The effective interest rate for the borrowings under the 2021 Credit Agreement is 1.79% as of June 30, 2021. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement included in other (expense) income, net in the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Contractual interest expense - Revolving Credit Facility	$(534)	$(534)
Contractual interest expense - Term Loans	(2,660)	(2,660)
Amortization of debt discount and debt issuance costs	(531)	(531)
Total	$(3,725)	$(3,725)
As of June 30, 2021, we had $65.0 million in outstanding borrowings under the 2021 Revolving Credit Facility, and our available borrowing capacity was $435.0 million. In addition, as of June 30, 2021, we had one outstanding standalone letter of credit totaling $2.0 million. The letter of credit guarantees our performance under a client contract and expires in the third quarter of 2021.
Terminated Debt Agreements
The 2021 Credit Agreement replaces and terminates the Company’s previous $400 million credit facility pursuant to the Credit Agreement dated as of September 30, 2019 (the “2019 Credit Agreement”). The Company’s previously announced commitment from Goldman Sachs Bank USA for a $1.6 billion 364-day senior unsecured bridge loan facility also terminated on the Closing Date. Below summarizes the interest expense and related amortization of debt issuance costs associated with the terminated debt agreements incurred through the Closing Date, included in other (expense) income, net in the accompanying condensed consolidated statements of income (in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Contractual interest expense - 2019 Credit Agreement	$(163)	$(313)
Unsecured bridge loan facility commitment fee	(6,407)	(6,407)
Amortization of debt issuance costs	(1,340)	(1,489)
Total	$(7,910)	$(8,209)
Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 in the aggregate principal amount of $600 million (“the Convertible Senior Notes” or “the Notes”). The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 9, 2021, with U.S. Bank National Association, as trustee. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million.
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

Before September 15, 2025, holders of the Convertible Senior Notes have the right to convert their Convertible Senior Notes only upon the occurrence of certain events. Under the terms of indenture, the Convertible Senior Notes are convertible into common stock of Tyler Technologies, Inc. (referred to as “our common stock” herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2021, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of Convertible Senior Notes, as determined following a request by their holder in accordance with the procedures in the indenture, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the indenture governing the Notes);
•upon the occurrence of specified corporate events; or
•on or after September 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, March 15, 2026.
With certain exceptions, upon a change of control or other fundamental change (both as defined in the indenture governing the Convertible Senior Notes), the holders of the Convertible Senior Notes may require us to repurchase all or part of the principal amount of the Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.
As of June 30, 2021, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
The net carrying value of the Convertible Senior Notes, net of unamortized debt discount and unamortized debt issuance costs were as follows (in thousands):

June 30, 2021
Convertible Senior Notes due 2026	$600,000
Less: unamortized debt discount and debt issuance costs	(8,094)
Carrying value as of June 30, 2021	$591,906

The carrying amount is the par value of the Convertible Senior Notes less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in other (expense) income, net in the accompanying condensed consolidated statements of income.
As of June 30, 2021, the effective interest rate as for the Convertible Senior Notes is 0.54%. The following sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Contractual interest expense	$(375)	$(458)
Amortization of debt discount and debt issuance costs	(428)	(523)
Total	$(803)	$(981)
Below are the components of other (expense) income, net included in the accompanying condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense, including amortization of debt discounts and debt issuance costs	$(12,438)	$(251)	$(12,915)	$(502)
Interest income	492	752	1,202	2,244
Other	(253)	(31)	(398)	(282)
Total other (expense) income including interest expense, net	$(12,199)	$470	$(12,111)	$1,460
(8)    Income Tax Provision
We had an effective income tax rate of 2.2% and 2.9% for the three and six months ended June 30, 2021, respectively, compared to negative 28.9% and negative 32.3% for the three and six months ended June 30, 2020, respectively. The higher effective tax rate for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was principally driven by a decrease in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits offset by state income taxes and non-deductible business expenses. The excess tax benefits related to stock incentive awards realized were $6.4 million and $15.2 million for the three and six months ended June 30, 2021, respectively, compared to $23.4 million and $45.5 million for the three and six months ended June 30, 2020, respectively. Excluding the excess tax benefits, the effective tax rate was 26.7% and 26.5% for the three and six months ended June 30, 2021, respectively, compared to 27.2% and 27.1% for the three and six months ended June 30, 2020, respectively.
We made tax payments of $967,000 and $422,000 in the six months ended June 30, 2021, and 2020, respectively.

(9)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$25,530	$53,892	$62,506	$101,442
Denominator:
Weighted-average basic common shares outstanding	40,765	39,963	40,761	39,984
Assumed conversion of dilutive securities:
Stock awards	1,329	1,453	1,387	1,548
Convertible Senior Notes	—	—	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,094	41,416	42,148	41,532
Earnings per common share:
Basic	$0.63	$1.35	$1.53	$2.54
Diluted	$0.61	$1.30	$1.48	$2.44
For the three and six months ended June 30, 2021 and 2020, stock awards, representing the right to purchase common stock of approximately 191,000 shares and 166,000 shares and 124,000 shares and 102,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2021, respectively, as their effect would be anti-dilutive given none of the conversion features have been triggered. See Note 7, Debt for discussion on the conversion features related to the Convertible Senior Notes.
(10)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to seven years from the execution date. Some of these leases include options to extend for up to 10 years. We have no finance leases and no related party lease agreements as of June 30, 2021. Operating lease costs were approximately $5.6 million and $8.2 million for the three and six months ended June 30, 2021, respectively, and $2.5 million and $5.1 million for the three and six months ended June 30, 2020, respectively.
The components of operating lease expense were as follows:

Lease Costs	Financial Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Operating lease cost	Selling, general and administrative expenses	$4,388	$1,606	$6,110	$3,272
Short-term lease cost	Selling, general and administrative expenses	731	447	1,212	1,021
Variable lease cost	Selling, general and administrative expenses	496	454	927	848
Net lease cost		$5,615	$2,507	$8,249	$5,141

Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$28,230	$18,734
Liabilities:
Operating leases, short-term	9,666	5,904
Operating leases, long-term	22,118	16,279
Total lease liabilities	$31,784	$22,183
Supplemental information related to leases is as follows:

Other Information	Six Months Ended June 30,
	2021	2020
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,203	$3,379

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2,961	$510

Lease term and discount rate:
Weighted average remaining lease term (years)	3.85	4
Weighted average discount rate	2.51%	4.00%
As of June 30, 2021, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2021 (Remaining 2021)	$6,060
2022	9,161
2023	6,570
2024	5,225
2025	3,410
Thereafter	2,849
Total lease payments	33,275
Less: Interest	(1,491)
Present value of operating lease liabilities	$31,784
Rental Income from third parties
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2021 and 2025, and some have options to extend the lease for up to seven years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Rental income from third-party tenants for the three and six months ended June 30, 2021, totaled $296,000 and $590,000 respectively, and for the three and six months ended June 30, 2020, totaled $292,000 and $566,000, respectively. Rental income is included in hardware and other revenue in the condensed consolidated statements of income. As of June 30, 2021, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2021 (Remaining 2021)	$713
2022	1,449
2023	1,479
2024	1,510
2025	966
Thereafter	—
Total	$6,117
As of June 30, 2021, we had no additional significant operating or finance leases that had not yet commenced.
(11)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of subscriptions, software services and maintenance	$5,909	$4,369	$10,909	$8,621
Selling, general and administrative expenses	19,266	14,017	39,990	27,067
Total share-based compensation expense	$25,175	$18,386	$50,899	$35,688

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
•data and insights solutions;
•platform technologies solutions including case management and business management processing;
•NIC digital government and payments solutions; and
•appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services.
In accordance with ASC 280-10, Segment Reporting, we report our results in three segments. The financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance software solutions unit; courts and justice and public safety software solutions unit; data and insights solutions; and platform technologies solutions meet the criteria for aggregation and are presented in the Enterprise Software (“ES”) reportable segment. The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, data and insights, and platform technologies processes. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as provides property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation;

preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction. On April 21, 2021, the Company acquired NIC resulting in a new reportable segment, as its operating results meet the criteria of a reportable segment. The operating results of NIC are included with the operating results of the NIC segment from the date of acquisition.
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

For the three months ended June 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$15,779	$1,825	$—	$—	$17,604
Subscriptions	98,407	7,870	93,281	—	199,558
Software services	42,972	4,722	5,643	—	53,337
Maintenance	110,010	9,456	155	—	119,621
Appraisal services	—	6,265	—	—	6,265
Hardware and other	4,728	23	—	2,939	7,690
Intercompany	5,605	16	—	(5,621)	—
Total revenues	$277,501	$30,177	$99,079	$(2,682)	$404,075
Segment operating income	$94,561	$8,689	$22,931	$(64,647)	$61,534

For the three months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$14,683	$2,342	$—	$—	$17,025
Subscriptions	79,128	6,510	—	—	85,638
Software services	38,899	4,755	—	—	43,654
Maintenance	107,336	9,424	—	—	116,760
Appraisal services	—	4,696	—	—	4,696
Hardware and other	3,300	18	—	—	3,318
Intercompany	4,533	2	—	(4,535)	—
Total revenues	$247,879	$27,747	$—	$(4,535)	$271,091
Segment operating income	$82,080	$7,767	$—	$(35,108)	$54,739

For the six months ended June 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$28,826	$3,711	$—	$—	$32,537
Subscriptions	193,238	15,518	93,281	—	302,037
Software services	85,532	9,802	5,643	—	100,977
Maintenance	219,793	18,785	155	—	238,733
Appraisal services	—	12,730	—	—	12,730
Hardware and other	8,854	70	—	2,939	11,863
Intercompany	10,866	31	—	(10,897)	—
Total revenues	$547,109	$60,647	$99,079	$(7,958)	$698,877
Segment operating income	$187,435	$17,948	$22,931	$(115,196)	$113,118

For the six months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$30,634	$5,128	$—	$—	$35,762
Subscriptions	155,772	11,589	—	—	167,361
Software services	83,848	11,939	—	—	95,787
Maintenance	212,177	18,948	—	—	231,125
Appraisal services	—	10,459	—	—	10,459
Hardware and other	7,091	45	—	2	7,138
Intercompany	8,534	20	—	(8,554)	—
Total revenues	$498,056	$58,128	$—	$(8,552)	$547,632
Segment operating income	$155,747	$16,309	$—	$(70,005)	$102,051

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2021	2020	2021	2020
Total segment operating income	$61,534	$54,739	$113,118	$102,051
Amortization of acquired software	(11,823)	(8,006)	(19,787)	(16,033)
Amortization of customer and trade name intangibles	(11,420)	(5,392)	(16,832)	(10,784)
Other (expense) income including interest expense, net	(12,199)	470	(12,111)	1,460
Income before income taxes	$26,092	$41,811	$64,388	$76,694

(13)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended June 30, 2021
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$14,755	$2,849	$17,604
Subscriptions	—	199,558	199,558
Software services	—	53,337	53,337
Maintenance	—	119,621	119,621
Appraisal services	—	6,265	6,265
Hardware and other	7,690	—	7,690
Total	$22,445	$381,630	$404,075

For the three months ended June 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$14,468	$2,557	$17,025
Subscriptions	—	85,638	85,638
Software services	—	43,654	43,654
Maintenance	—	116,760	116,760
Appraisal services	—	4,696	4,696
Hardware and other	3,318	—	3,318
Total	$17,786	$253,305	$271,091

For the six months ended June 30, 2021
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$26,813	$5,724	$32,537
Subscriptions	—	302,037	302,037
Software services	—	100,977	100,977
Maintenance	—	238,733	238,733
Appraisal services	—	12,730	12,730
Hardware and other	11,863	—	11,863
Total	$38,676	$660,201	$698,877

For the six months ended June 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$30,534	$5,228	$35,762
Subscriptions	—	167,361	167,361
Software services	—	95,787	95,787
Maintenance	—	231,125	231,125
Appraisal services	—	10,459	10,459
Hardware and other	7,138	—	7,138
Total	$37,672	$509,960	$547,632
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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals

Recurring revenues	$208,417	$17,326	$93,436	$—	$319,179
Non-recurring revenues	63,479	12,835	5,643	2,939	84,896
Intercompany	5,605	16	0	(5,621)	—
Total revenues	$277,501	$30,177	$99,079	$(2,682)	$404,075

For the three months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals

Recurring revenues	$186,464	$15,934	$—	$—	$202,398
Non-recurring revenues	56,882	11,811	—	—	68,693
Intercompany	4,533	2	—	(4,535)	—
Total revenues	$247,879	$27,747	$—	$(4,535)	$271,091

For the six months ended June 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals

Recurring revenues	$413,031	$34,303	$93,436	$—	$540,770
Non-recurring revenues	123,212	26,313	5,643	2,939	158,107
Intercompany	10,866	31	—	(10,897)	—
Total revenues	$547,109	$60,647	$99,079	$(7,958)	$698,877

For the six months ended June 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Recurring revenues	$367,949	$30,537	$—	$—	$398,486
Non-recurring revenues	121,573	27,571	—	2	149,146
Intercompany	8,534	20	—	(8,554)	—
Total revenues	$498,056	$58,128	$—	$(8,552)	$547,632
(14)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2021	December 31, 2020
Enterprise Software	$442,822	$422,742
Appraisal and Tax	37,419	36,945
NIC	2,719	—
Corporate	1,590	1,691
Totals	$484,550	$461,378
Changes in total deferred revenue, including long-term, were as follows:

Six months ended June 30, 2021
Balance as of December 31, 2020	$461,378
Deferral of revenue	569,106
Recognition of deferred revenue	(545,934)
Balance as of June 30, 2021	$484,550
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of June 30, 2021, was $1.63 billion, of which we expect to recognize approximately 47% as revenue over the next 12 months and the remainder thereafter.
(15)    Commitments and Contingencies
Security Incident
As previously disclosed, we experienced a security incident in September 2020 (the “Incident”) involving ransomware disrupting access to some of our internal information technology (IT) systems and telephone systems. Although we believe we have contained and recovered from the Incident, and that we have taken and will continue to take appropriate remediation steps, we are subject to risk and uncertainties as a result of the Incident. We have completed our investigation and remediation efforts related to the Incident. For the six months period ended June 30, 2021, we have recorded $336,000 of expenses and recorded approximately $637,000 of accrued insurance recoveries. The recorded costs consist primarily of payments to third-party service providers and consultants, including legal fees, and enhancements to our cybersecurity measures. We maintain cybersecurity insurance coverage in an amount that we believe is adequate.
Litigation
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.

(16) Subsequent Events
On June 3, 2021, the Company announced that it signed an agreement to acquire VendEngine, Inc., a privately-held cloud-based software provider focused on financial technology for the corrections market. The purchase price is approximately $84 million in cash, subject to certain customary adjustments at closing, which is expected in late third quarter of 2021. There have been no material events or transactions that occurred subsequent to June 30, 2021.

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
GENERAL
We provide integrated information management solutions and services for the public sector, with a focus on local governments. We develop and market a broad line of software products and services to address the IT needs of public sector entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”) and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and, in some cases, fixed fee arrangements. Also included in subscription-based services are other transaction-based fees primarily related to online payment services. We also provide property appraisal outsourcing services for taxing jurisdictions.
Our products generally automate nine major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, (6) land and vital records management, (7) data and insights, (8) platform technologies, and (9) NIC digital government and payments. We report our results in three segments. The Enterprise Software (“ES”) segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; data analytics; and platform technologies. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as provides property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction. On April 21, 2021, the Company acquired in NIC resulting a new reportable segment, as its operating results meet the criteria as a reportable segment. The operating results of NIC are included with the operating results of the NIC segment from the date of acquisition.
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

Our total employee count increased to 6,593 at June 30, 2021, including 993 employees from recent acquisitions, from 5,495 at June 30, 2020.
On April 21, 2021 (“the Closing Date”), the Company acquired NIC, Inc. (“NIC”) as contemplated by the Agreement and Plan of Merger dated February 9, 2021, (the “Merger Agreement”). As result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries of the Company. NIC is a leading digital government solutions and payment company that serves federal, state and local government agencies. The total purchase price, net of cash acquired of $331.8 million, was approximately $2 billion consisting of cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards.
On March 31, 2021, we completed two acquisitions, Glass Arc, Inc. (dba ReadySub) and DataSpec, Inc., for the total combined purchase price of $12.1 million.
For the three and six months ended June 30, 2021, total revenues increased 49.1% and 27.6%, respectively, compared to the prior year periods. Excluding the impact of recent acquisitions, revenue increased 12.4% and 9.5% for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. Revenues from acquisitions completed in 2021 contributed 36.7% and 18.2% for the three and six months ended June 30, 2021, respectively.
Subscriptions revenue grew 133.0% and 80.5% for the three and six months ended June 30, 2021, respectively, compared to the prior year periods, primarily due the impact of the NIC acquisition, as well as an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and online payment services. Excluding the impact of recent acquisitions, subscriptions revenue increased 23.6% and 24.5% for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. Subscription revenues from acquisitions completed in 2021 contributed 109.4% and 56.0% for the three and six months periods ended June 30, 2021, respectively.
Our backlog as of June 30, 2021, was $1.63 billion, a 5.6% increase from last year.
Impacts of the COVID-19 Pandemic
The pandemic continues to cause delays in some government procurement processes and impact our ability to complete certain implementations, negatively impacting our revenue. Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. It could also negatively impact the timing of client payments to us. We continue to monitor these trends in order to respond to the ever-changing impact of COVID-19 on our clients and Tyler’s operations.
For the six months ended June 30, 2021, excluding the impact of recent acquisitions, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses and software services. Lower software licenses compared to prior periods, in part, are attributed to slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods. The software services revenue decline is attributed to delays in implementations caused by travel restrictions in effect during the period. Lower revenues compared to prior periods were partially offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. As travel restrictions are relaxed, we expect software services and appraisal services revenues to increase for the limited number of our clients who require that all or a portion of their services be delivered onsite. Also, we are adapting the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.
Recurring revenues from subscriptions and maintenance comprised 77% of our total consolidated revenue for the six months ended June 30, 2021, and include transaction-based revenue streams such as e-filing and online payments. On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 (the “Convertible Senior Notes”) in the aggregate principal amount of $600 million. As of June 30, 2021, we had $347.1 million in cash and investments and $965 million principal outstanding borrowings under our 2021 Credit Agreement executed on April 21, 2021. As of June 30, 2021, we had available borrowing capacity of $435 million under our 2021 Credit Agreement.
We have recorded no impairment to goodwill or other assets as of the balance sheet date. Due to significant uncertainty surrounding the pandemic and market conditions, management’s judgment regarding this could change in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2020. Except for the accounting policies for convertible senior notes updated as a result of adopting Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2020.
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended June 30,		Six Months Ended
	2021	2020	2021	2020
Revenues:
Software licenses and royalties	4.4%	6.3%	4.7%	6.5%
Subscriptions	49.4	31.6	43.2	30.6
Software services	13.1	16.1	14.4	17.5
Maintenance	29.6	43.1	34.2	42.2
Appraisal services	1.6	1.7	1.8	1.9
Hardware and other	1.9	1.2	1.7	1.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.3	3.4	3.2	3.3
Subscriptions, software services and maintenance	49.4	45.8	47.8	46.8
Appraisal services	1.1	1.5	1.3	1.5
Hardware and other	1.1	0.9	1.0	0.9
Selling, general and administrative expenses	27.0	23.1	26.9	23.7
Research and development expense	5.8	8.1	6.5	8.1
Amortization of customer and trade name intangibles	2.8	2.0	2.4	2.0
Operating income	9.5	15.2	10.9	13.7
Other (expense) income including interest expense, net	(3.0)	0.2	(1.7)	0.3
Income before income taxes	6.5	15.4	9.2	14.0
Income tax provision (benefit)	0.1	(4.5)	0.3	(4.5)
Net income	6.4%	19.9%	8.9%	18.5%
Revenues
Acquisitions
On April 21, 2021, the Company acquired NIC and as result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries of the Company. NIC is a leading digital government solutions and payment company that serves federal, state and local government agencies.
The following table details revenue for NIC for the three and six months ended June 30, 2021, which is included in our condensed consolidated statements of income from the date of acquisition. The results of NIC are included with the operating results of the NIC segment from the date of acquisition.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Revenues:
Software licenses and royalties	$—	$—
Subscriptions	93,281	93,281
Software services	5,643	5,643
Maintenance	155	155
Appraisal services	—	—
Hardware and other	—	—
Total revenues	$99,079	$99,079
On March 31, 2021, we completed two acquisitions, Glass Arc, Inc. (dba ReadySub) and DataSpec, Inc., for the total combined purchase price of $12.1 million. The impact of these acquisitions on our operating results is not considered material and is not included in the table above. The results of these acquisitions are included with the operating results of the ES segment from their dates of acquisition.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$15,779	$14,683	$1,096	7%	$28,826	$30,634	$(1,808)	(6)%
A&T	1,825	2,342	(517)	(22)	3,711	5,128	(1,417)	(28)
NIC	—	—	—	—	—	—	—	—
Total software licenses and royalties revenue	$17,604	$17,025	$579	3%	$32,537	$35,762	$(3,225)	(9)%

Software licenses and royalties revenue increased 3% and decreased 9% for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. The increase in software license and royalties revenue for the three months ended June 30, 2021, is attributed to several large on-premise sales of our courts and justice and public safety solutions partially offset by more clients choosing our SaaS offering, rather than purchasing the software under a traditional perpetual software arrangement. The decline in software licenses and royalties revenue for the six months ended June 30, 2021, is primarily attributed to a shift in the mix of new software contracts from on-premise license sales to SaaS services compared to the prior year. Our total contract value mix for the six months ended June 30, 2021, was approximately 35% perpetual software license arrangements and approximately 65% subscription-based arrangements, compared to total new contract value mix for the six months ended June 30, 2020, of approximately 36% perpetual software license arrangements and approximately 64% subscription-based arrangements. Also contributing to the decline in software licenses and royalty revenue are slower sales cycles as government procurement processes are delayed and contract signings have been pushed to future periods.
Although the mix of new contracts between SaaS-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our longer-term software license growth rate to slow as a growing number of clients choose our SaaS-based options, rather than purchasing the software under a traditional perpetual software license arrangement. SaaS-based arrangements generally do not result in license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.

Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$98,407	$79,128	$19,279	24%	$193,238	$155,772	$37,466	24%
A&T	7,870	6,510	1,360	21	15,518	11,589	3,929	34
NIC	93,281	—	93,281	100	93,281	—	93,281	100
Total subscriptions revenue	$199,558	$85,638	$113,920	133%	$302,037	$167,361	$134,676	80%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements. Other sources of subscription-based services are derived from transaction-based fees primarily related to online payment services.
Subscriptions revenue grew 133% and 80% for the three and six months ending June 30, 2021, respectively, compared to the prior periods, primarily due to the inclusion of NIC’s revenues from the date of acquisition. Excluding the impact of revenue from recent acquisitions of $93.7 million, subscriptions revenue increased 23.6% and 24.5% for the three and six months ended June 30, 2021, respectively. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ending June 30, 2021, we added 170 new SaaS clients and 62 existing on-premises clients converted to our SaaS model. Since June 30, 2020, we have added 486 new SaaS clients while 197 existing on-premises clients converted to our SaaS model. Also excluding the impact of revenue from recent acquisitions, transaction-based fees contributed $5.1 million and $10.0 million to the increase in subscriptions revenue for the three and six months ended June 30, 2021, respectively, due to the increased volumes of online payments from utility billings.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$42,972	$38,899	$4,073	10%	$85,532	$83,848	$1,684	2%
A&T	4,722	4,755	(33)	(1)	9,802	11,939	(2,137)	(18)
NIC	5,643	—	5,643	100	5,643	—	5,643	100
Total software services revenue	$53,337	$43,654	$9,683	22%	$100,977	$95,787	$5,190	5%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Software services revenue increased 22% and 5% for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. Excluding the impact of revenue from recent acquisitions of $5.6 million, software services increased 9.2% and declined 0.5% for the three and six months ended June 30, 2021, respectively. The increased software services revenue for the three months ended June 30, 2021 is attributed to improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services as a result of the COVID-19 pandemic. The decline for six months ended June 30, 2021 in software services revenue is attributed a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site.

Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$110,010	$107,336	$2,674	2%	$219,793	$212,177	$7,616	4%
A&T	9,456	9,424	32	—	18,785	18,948	(163)	(0.9)
NIC	155	—	155	100	155	—	155	100
Total maintenance revenue	$119,621	$116,760	$2,861	2%	$238,733	$231,125	$7,608	3%

We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue grew 2% and 3% for the three and six months ended June 30, 2021, respectively, compared to the prior year periods. Maintenance revenue increased mainly due to the completion of the recognition of the majority of acquisition-related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods. The remainder of the increase is attributed to annual maintenance rate increases and growth in our installed customer base from new software license sales, partially offset by attrition and clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	6,265	4,696	1,569	33	12,730	10,459	2,271	22
NIC	—	—	—	—	—	—	—	—
Total appraisal services revenue	$6,265	$4,696	$1,569	33%	$12,730	$10,459	$2,271	22%
Appraisal services revenue for the three and six months ended June 30, 2021, increased by 33% and 22%, respectively, compared to the prior year primarily due to the addition of several new revaluation contracts which started during the fourth quarter of 2020. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Software licenses and royalties	$1,368	$1,130	$238	21%	$2,604	$1,870	$734	39%
Acquired software	11,823	8,006	3,817	48	19,787	16,033	3,754	23
Subscriptions, software services and maintenance	199,771	124,287	75,484	61	334,091	256,066	78,025	30
Appraisal services	4,429	3,976	453	11	9,046	8,361	685	8
Hardware and other	4,623	2,489	2,134	86	7,081	4,968	2,113	43
Total cost of revenues	$222,014	$139,888	$82,126	59%	$372,609	$287,298	$85,311	30%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Three Months Ended			Six Months Ended
	2021	2020	Change	2021	2020	Change
Software licenses, royalties and acquired software	25.1%	46.3%	(21.2)%	31.2%	49.9%	(18.7)%
Subscriptions, software services and maintenance	46.4	49.5	(3.1)	47.9	48.2	(0.3)
Appraisal services	29.3	15.3	14.0	28.9	20.1	8.8
Hardware and other	39.9	25.0	14.9	40.3	30.4	9.9
Overall gross margin	45.1%	48.4%	(3.3)%	46.7%	47.5%	(0.8)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and six months ended June 30, 2021, our software licenses, royalties and acquired software gross margin decreased 21.2% and 18.7%, respectively, compared to the prior year periods due to lower revenue from software licenses and increased amortization expense related to acquired software from recent acquisitions.
Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, software services and maintenance gross margin in the three and six months ended June 30, 2021, decreased 3.1% and 0.3%, respectively, from the comparable prior year periods, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from recent acquisitions, gross margins are 49.8% and 50.0% for the three and six months ended June 30, 2021, respectively, increases of 0.3% and 2% for the three and six months ended June 30, 2021, respectively, from the comparable prior periods primarily due to a reduction in software services revenues from reimbursable travel that have little to no margin. Margins have also increased from improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services. Excluding the impact of recent acquisitions, our implementation and support staff has declined slightly since June 30, 2020. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 1.6% and 1.8% of total revenue for the three and six months ended June 30, 2021, respectively. The appraisal services gross margin for the three and six months ended June 30, 2021, increased 14.0% and 8.8%, respectively, compared to the same periods in 2020. The increase in margin is primarily due to cost savings attributed to lower travel expenses associated with appraisal projects. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
For the three and six months ended June 30, 2021, our overall gross margin decreased 3.3% and 0.8%, respectively, compared to the prior year periods. Excluding the impact from recent acquisitions, overall gross margins were 49.0% and 48.9% for the three and six months ended June 30, 2021, respectively, increases of 0.6% and 1.4% for the three and six months ended June 30, 2021, respectively, from the comparable prior periods. For the three months ended June 30, 2021, the increase in overall margin is attributed to a higher revenue mix for subscription revenues compared to the prior year periods resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Margins have also increased due a reduction in software services revenue from reimbursable travel that has little to no margin, as well as improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leveraging utilization of support and maintenance staff and economies of scale. The increase in overall gross margin is partially offset by lower margins from software licenses due to lower software license revenue.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.

The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative expenses	$108,922	$62,521	$46,401	74%	$187,696	$130,006	$57,690	44%
SG&A as a percentage of revenues was 27.0% and 26.9% for the three and six months ended June 30, 2021, respectively, compared to 23.1% and 23.7% for the three and six months ended June 30, 2020, respectively. Excluding the impact of SG&A expense from recent acquisitions of $13.5 million, for both the three and six months ended June 30, 2021, SG&A increased 52.6% and 34.0% for the three and six months ending June 30, 2021, respectively, compared to prior year periods. The increase in SG&A is attributed to acquisition costs related to recent acquisitions, higher stock compensation expense, increased staff levels and other administrative expenses compared to prior periods. For the three and six months ended June 30, 2021, SG&A includes $17.5 million and $18.3 million, respectively, of transaction expenses related to acquisitions completed in 2021. We also incurred $1.6 million of expense related to a separation agreement with NIC's former Chief Executive Officer. For the three and six months ended June 30, 2021, stock compensation expense rose $5.2 million and $12.9 million compared to prior year, primarily due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price. We have added 18 SG&A employees, mainly to our sales and finance teams, since June 30, 2020. For the six months ended June 30, 2021, SG&A expense also includes $3.2 million related to an accrual for litigation. These increases in SG&A were partially offset by lower travel expenses associated with administrative, sales and marketing activities, including trade shows, as a result of COVID-19 travel restrictions.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Research and development expense	$23,428	$21,949	$1,479	7%	$45,241	$44,310	$931	2%
Research and development ("R&D") expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue. R&D expense in the three and six months ended June 30, 2021, increased 7% and 2%, respectively compared to the prior periods. Excluding the impact of R&D expense from recent acquisitions of $381,000 for both the three and six months ended June 30, 2021, respectively, R&D expense increased 5.0% and 1.2% for the three and six months ending June 30, 2021, respectively, compared to prior year periods, mainly due to a number of new Tyler product development initiatives across our product suites offset by a shift of some development resources to certain projects which meet the criteria for capitalization.
Amortization of Other Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. For the three and six months ended June 30, 2021, amortization expense increased compared to prior periods due to acquisitions completed in fiscal year 2021.
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Amortization of other intangibles	$11,420	$5,392	$6,028	112%	$16,832	$10,784	$6,048	56%

 Other (Expense) Income Including Interest Expense, Net
The following table sets forth a comparison of our other (expense) income, net, for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Other (expense) income including interest expense, net	$(12,199)	$470	$(12,669)	NM	$(12,111)	$1,460	$(13,571)	NM
Other (expense) income, net, is primarily comprised of interest income from invested cash, net of interest expense, non-usage and other fees associated with our borrowings. The change in other (expense) income, net, in the three and six months ended June 30, 2021, compared to the prior periods is attributable to higher levels of borrowings related to the 2021 Credit Agreement and Convertible Senior Notes and lower levels of invested cash. Below are the components of other (expense) income, net included in the accompanying condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense, including amortization of debt discounts and debt issuance costs	$(12,438)	$(251)	$(12,915)	$(502)
Interest income	492	752	1,202	2,244
Other	(253)	(31)	(398)	(282)
Total other (expense) income including interest expense, net	$(12,199)	$470	$(12,111)	$1,460
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Income tax provision (benefit)	$562	$(12,081)	$12,643	NM	$1,882	$(24,748)	$26,630	NM

Effective income tax rate	2.2%	(28.9)%			2.9%	(32.3)%
The change in effective tax rate for the three and six months ended June 30, 2021, as compared to the same periods in 2020, was principally driven by the change in the excess tax benefits related to stock incentive awards. The effective income tax rates for the three and six months ended June 30, 2021 and 2020, were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits offset by state income taxes and non-deductible business expenses. The excess tax benefits related to stock incentive awards realized were $6.4 million and $15.2 million for the three and six months ended June 30, 2021, respectively, compared to $23.4 million and $45.5 million for the three and six months ended June 30, 2020, respectively. Excluding the excess tax benefits, the effective tax rate was 26.7% and 26.5% for the three and six months ended June 30, 2021, respectively, compared to 27.2% and 27.1% for the three and six months ended June 30, 2020, respectively.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2021, we had cash and cash equivalents of $216.8 million compared to $603.6 million at December 31, 2020. We also had $130.3 million invested in investment grade corporate and municipal bonds as of June 30, 2021. These investments have varying maturity dates through 2026, and we intend to hold these investments until maturity. As of June 30, 2021, we believe our cash from operating activities, revolving credit facility, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the six months ended June 30:

	2021	2020
Cash flows provided (used) by:
Operating activities	$51,356	$96,520
Investing activities	(1,998,692)	(54,279)
Financing activities	1,560,486	76,413
Net (decrease) increase in cash and cash equivalents	$(386,850)	$118,654
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
For the six months ended June 30, 2021, operating activities provided cash of $51.4 million. Operating activities that provided cash were primarily comprised of net income of $62.5 million, non-cash depreciation and amortization charges of $61.0 million, non-cash share-based compensation expense of $50.9 million and a non-cash decrease in operating lease right-of-use assets of $4.0 million. Working capital, excluding cash, increased approximately $127.1 million mainly due to higher accounts receivable because of an increase in unbilled receivables attributed to revenues recognized prior to billings and our maintenance billing cycle peaking in June, the timing of bonuses and tax payments, timing of payments to and receipts from our government partners and end-user consumers, and deferred taxes associated with stock option activity during the period. These increases were offset by an increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 128 days at June 30, 2021, compared to 121 days at December 31, 2020, and 135 days at June 30, 2020. The increase in DSO compared to December 31, 2020, is primarily attributed to our maintenance billing cycle, which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.
Investing activities used cash of $2.0 billion in the six months ending June 30, 2021. On March 31, 2021, we completed two acquisitions with the total purchase price of $12.1 million, net of cash acquired, including $12.0 million paid in cash. On April 21, 2021, we completed the acquisition of NIC for the total purchase price of $2.0 billion, net of cash acquired of $331.8 million, including cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards. Approximately $14.2 million was invested in property and equipment, including $4.9 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings. In addition, approximately $8.9 million of software development costs were capitalized.

Financing activities provided cash of $1.6 billion in the six months ended June 30, 2021, and were primarily comprised of proceeds from the issuance of the Convertible Senior Notes and the 2021 Credit Agreement. On March 9, 2021, we issued $600 million aggregate principal amount of Convertible Senior Notes. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million. On April 21, 2021, in connection with the completion of the NIC acquisition, the Company, as borrower, entered into a new 2021 Credit Agreement with various lenders consisting of an unsecured revolving credit facility of up to $500 million and aggregate unsecured term loans totaling $900 million. The net proceeds from the borrowings under the 2021 Credit Agreement were $1.1 billion, net of debt discounts of $7.2 million and debt issuance costs of $4.9 million and $6.4 million of commitment fees paid related to the terminated $1.6 billion unsecured bridge loan facility. During the six months ended June 30, 2021, we repurchased approximately 33,000 shares of our common stock for an aggregate purchase price of $13.0 million, with an average price per share of $398.02. The remainder of the financing activities were attributed to stock option exercises and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of June 30, 2021, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $967,000 and $422,000 in the six months ended June 30, 2021, and 2020, respectively.
See Note 7, Debt, to the Condensed Consolidated Financial Statements for discussions of the Convertible Senior Notes and the 2021 Credit Agreement.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We anticipate that 2021 capital spending will be between $48 million and $50 million, including approximately $10 million related to real estate and approximately $22 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
We lease office facilities, as well as transportation and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2025.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of June 30, 2021, we had $965.0 million principal outstanding borrowings under our 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $435.0 million.
Borrowings under the Revolving Credit Facility and the Term Loan A-1 will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 will bear interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, or six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.50%.
During the six months ended June 30, 2021, our effective average interest rate for borrowings was 1.79%. As of June 30, 2021, our interest rate was 3.5 % under the Wells Fargo Bank prime rate and approximately 1.54% under the 30-day LIBOR option. Based upon initial borrowings under the 2021 Credit Agreement on the closing date in the aggregate principal amount of $1.15 billion, each quarter point change in interest rates would result in a $2.9 million change in annual interest expense under the 2021 Credit Agreement.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2021, except for the risk factors described below, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of June 30, 2021, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes and $965 million of our 2021 Credit Agreement. On April 21, 2021, we entered into the 2021 Credit Agreement with significantly increased borrowing capacity of up to $1.4 billion and on the closing date of April 21, 2021, and we borrowed initial loans in the aggregate principal amount of $1.15 billion. The 2021 Credit Agreement also has an option to increase the amount available up to an additional $435 million, subject to our leverage and other factors. The proceeds from the Convertible Senior Notes and loans under the 2021 Credit Agreement were used as sources of funding for the purchase of NIC. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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
The Indenture governing the Notes and the 2021 Credit Agreement do, and our future indebtedness agreements may, contain covenants that may restrict the Company’s ability to finance future operations or capital needs or to engage in other business activities. Subject to customary carve-outs, thresholds and baskets, the 2021 Credit Agreement (and the Indenture by means of a cross-default) restricts, absent consent of the agent and lenders under the 2021 Credit Agreement, our ability and the ability of our restricted subsidiaries to, among other things:
•    Incur additional indebtedness,
•    Permit liens on our assets,
•    Make certain investments, acquisitions and dispositions,
•    Make certain specified fundamental changes, and
•    Make certain restricted payments.
In addition, the 2021 Credit Agreement (and the Indenture by means of a cross-default) contains other customary affirmative and negative covenants, and events of default. The 2021 Credit Agreement is unsecured but requires us to maintain certain financial ratios regarding our total leverage and interest coverage and other financial conditions in addition to the restrictions described above. Events beyond the Company’s control, including changes in general economic and business conditions, may result in a breach of any of these covenants and result in a default under the 2021 Credit Agreement that may, in turn, result in a default under the Indenture. If an event of default under the 2021 Credit Agreement occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If the Company was unable to pay such amounts, the lenders could proceed against the guarantees by our direct and indirect material domestic subsidiaries. Should the lenders proceed against the guarantees, we cannot give assurance that we would have sufficient assets to pay amounts due on the 2021 Credit Agreement and the Convertible Senior Notes.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause our debt service obligations to increase significantly.
Our borrowings under the 2021 Credit Agreement are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Revolving credit facility loans and Term A-1 Loans under the 2021 Credit Agreement bear interest at a per annum rate equal to, at our option, either (1) the administrative agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. Our Term A-2 Loans bear interest, our option, at a per annum rate of either (1) the Base Rate plus a margin of 0.00% to 0.50% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.50%. The margin in each case is based upon our total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. Based upon initial borrowings under the 2021 Credit Agreement on the closing date in the aggregate principal amount of $1.15 billion, each quarter point change in interest rates would result in a $2.9 million change in annual interest expense under the 2021 Credit Agreement.
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
Date: August 3, 2021