Form 10-Q
period 2021-09-30
TYLER TECHNOLOGIES INC
filed 2021-11-01
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on October 29, 2021 was 40,976,329.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Software licenses and royalties	$22,673	$19,937	$55,210	$55,699
Subscriptions	252,942	89,290	554,979	256,651
Software services	54,624	47,946	155,601	143,733
Maintenance	117,833	117,979	356,566	349,104
Appraisal services	7,146	5,394	19,876	15,853
Hardware and other	4,655	5,200	16,518	12,338
Total revenues	459,873	285,746	1,158,750	833,378

Cost of revenues:
Software licenses and royalties	1,547	1,177	4,151	3,047
Acquired software	12,896	7,965	32,683	23,998
Subscriptions, software services and maintenance	241,944	125,881	576,035	381,947
Appraisal services	4,506	3,434	13,552	11,795
Hardware and other	2,764	3,780	9,845	8,748
Total cost of revenues	263,657	142,237	636,266	429,535

Gross profit	196,216	143,509	522,484	403,843

Selling, general and administrative expenses	101,847	66,819	289,543	196,825
Research and development expense	24,002	21,642	69,243	65,952
Amortization of other intangibles	14,183	5,392	31,015	16,176

Operating income	56,184	49,656	132,683	124,890

Interest expense	(5,396)	(254)	(18,311)	(757)
Other income, net	445	534	1,249	2,497
Income before income taxes	51,233	49,936	115,621	126,630
Income tax provision (benefit)	7,063	10,652	8,945	(14,096)
Net income	$44,170	$39,284	$106,676	$140,726

Earnings per common share:
Basic	$1.08	$0.98	$2.61	$3.52
Diluted	$1.04	$0.94	$2.53	$3.39
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$234,128	$603,623
Accounts receivable (less allowance for losses and sales adjustments of $10,575 in 2021 and $9,255 in 2020)	538,119	382,319
Short-term investments	49,355	72,187
Prepaid expenses	47,546	30,864
Income tax receivable	3,509	21,598
Other current assets	5,599	2,479
Total current assets	878,256	1,113,070

Accounts receivable, long-term	14,917	21,417
Operating lease right-of-use assets	40,449	18,734
Property and equipment, net	176,745	168,004
Other assets:
Software development costs, net	22,570	9,121
Goodwill	2,355,144	838,428
Other intangibles, net	1,086,457	322,068
Non-current investments	64,916	82,640
Other non-current assets	43,484	33,792
Total assets	$4,682,938	$2,607,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,569	$14,011
Accrued liabilities	180,281	83,084
Operating lease liabilities	10,125	5,904
Deferred revenue	495,250	461,278
Current portion of term loans	30,000	—
Total current liabilities	816,225	564,277

Revolving credit facility	—	—
Term loans	805,535	—
Convertible senior notes due 2026, net	592,335	—
Deferred revenue, long-term	53	100
Deferred income taxes	227,537	40,507
Operating lease liabilities, long-term	37,348	16,279
Other long-term liabilities	3,132	—
Total liabilities	2,482,165	621,163
Commitments and contingencies	—	—

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2021 and December 31, 2020	481	481
Additional paid-in capital	1,010,212	905,332
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	1,218,832	1,112,156
Treasury stock, at cost; 7,197,156 and 7,608,627 shares in 2021 and 2020, respectively	(28,706)	(31,812)
Total shareholders' equity	2,200,773	1,986,111
Total liabilities and shareholders' equity	$4,682,938	$2,607,274
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$106,676	$140,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,864	60,746
Share-based compensation expense	80,360	54,112
Operating lease right-of-use assets expense	7,016	4,233
Deferred income tax benefit	(15,681)	(2,458)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	2,403	9,394
Income tax receivable	24,171	(14,270)
Prepaid expenses and other current assets	(10,456)	(7,333)
Accounts payable	(64,383)	(3,904)
Operating lease liabilities	(3,904)	(5,121)
Accrued liabilities	4,817	6,276
Deferred revenue	29,609	23,927
Increase in other long-term liabilities	(1,749)	—
Net cash provided by operating activities	256,743	266,328

Cash flows from investing activities:
Additions to property and equipment	(20,770)	(19,064)
Purchase of marketable security investments	(75,684)	(111,329)
Proceeds from marketable security investments	114,563	61,794
Purchase of investment in common shares	—	(10,000)
Proceeds from the sale of investment in preferred shares	—	15,000
Investment in software	(14,966)	(4,316)
Cost of acquisitions, net of cash acquired	(2,088,394)	(261)
Other	463	13
Net cash used by investing activities	(2,084,788)	(68,163)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—
Payment on term loans	(57,500)	—
Proceeds from term loans	900,000	—
Proceeds from issuance of convertible senior notes	600,000	—
Payment of debt issuance costs	(27,165)	—
Purchase of treasury shares	(12,975)	(15,484)
Payment of contingent consideration	—	(5,619)
Proceeds from exercise of stock options	46,433	100,732
Contributions from employee stock purchase plan	9,757	8,209
Net cash provided by financing activities	1,458,550	87,838

Net (decrease) increase in cash and cash equivalents	(369,495)	286,003
Cash and cash equivalents at beginning of period	603,623	232,682
Cash and cash equivalents at end of period	$234,128	$518,685
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	48,148	$481	$962,557	$(46)	$1,174,662	(7,315)	$(29,663)	$2,107,991
Net income	—	—	—	—	44,170	—	—	44,170
Exercise of stock options and vesting of restricted stock units	—	—	14,712	—	—	112	2,333	17,045
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(3)	(1,451)	(1,451)
Stock compensation	—	—	29,461	—	—	—	—	29,461
Issuance of shares pursuant to employee stock purchase plan	—	—	3,482	—	—	9	75	3,557
Treasury stock purchases	—	—	—	—	—	—	—	—
Purchase consideration for conversion of unvested restricted stock	—	—	—	—	—	—	—	—
Balance at September 30, 2021	48,148	$481	$1,010,212	$(46)	$1,218,832	(7,197)	$(28,706)	$2,200,773

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	48,148	$481	$843,998	$(46)	$1,018,778	(7,917)	$(33,883)	$1,829,328
Net income	—	—	—	—	39,284	—	—	39,284
Exercise of stock options and vesting of restricted stock units	—	—	7,578	—	—	75	817	8,395
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(316)	(316)
Stock compensation	—	—	18,424	—	—	—	—	18,424
Issuance of shares pursuant to employee stock purchase plan	—	—	2,963	—	—	11	69	3,032
Treasury stock purchases	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	48,148	$481	$872,963	$(46)	$1,058,062	(7,832)	$(33,315)	$1,898,145

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	48,148	$481	$905,332	$(46)	$1,112,156	(7,609)	$(31,812)	$1,986,111
Net income	—	—	—	—	106,676	—	—	106,676
Exercise of stock options and vesting of restricted stock units	—	—	13,089	—	—	458	33,344	46,433
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(40)	(17,461)	(17,461)
Stock compensation	—	—	80,360	—	—	—	—	80,360
Issuance of shares pursuant to employee stock purchase plan	—	—	9,559	—	—	26	198	9,757
Treasury stock purchases	—	—	—	—	—	(32)	(12,975)	(12,975)
Purchase consideration for conversion of unvested restricted stock awards	—	—	1,872	—	—	—	—	1,872
Balance at September 30, 2021	48,148	$481	$1,010,212	$(46)	$1,218,832	(7,197)	$(28,706)	$2,200,773

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058
Net income	—	—	—	—	140,726	—	—	140,726
Exercise of stock options and vesting of restricted stock units	—	—	74,162	—	—	1,055	26,570	100,732
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(20)	(7,208)	(7,208)
Stock compensation	—	—	54,112	—	—	—	—	54,112
Issuance of shares pursuant to employee stock purchase plan	—	—	5,211	—	—	31	2,998	8,209
Treasury stock purchases	—	—	—	—	—	(59)	(15,484)	(15,484)
Balance at September 30, 2020	48,148	$481	$872,963	$(46)	$1,058,062	(7,832)	$(33,315)	$1,898,145

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2021, and December 31, 2020, and operating result amounts are for the three and nine months ended September 30, 2021, and 2020, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2020. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). We had no items of other comprehensive income (loss) for the three and nine months ended September 30, 2021, and 2020.
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
For the nine months ended September 30, 2021, excluding the impact of 2021 acquisitions, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses and software services. Lower software licenses compared to prior periods are in part attributed to slower sales cycles as some government procurement processes have been delayed and contract signings have been pushed to future periods. Software services revenues have been affected by a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site. Lower revenues compared to prior periods were partially offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. As travel restrictions are relaxed, software services and appraisal services revenues are increasing. Also, we have adapted the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.

For the three and nine months ended September 30, 2021, total revenues include subscriptions revenue and software services revenues of $43.3 million and $58.4 million, respectively, from NIC's TourHealth and pandemic unemployment services offerings. We currently expect these COVID-related revenues to decrease significantly in the fourth quarter of 2021 and wind down in the first half of 2022.
Recurring revenues from subscriptions and maintenance comprised 79% of our total consolidated revenue for the nine months ended September 30, 2021, and include transaction-based revenue streams such as e-filing, online payments, and digital government services. On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 (the “Convertible Senior Notes”) in the aggregate principal amount of $600 million. As of September 30, 2021, we had $348.4 million in cash and investments and $842.5 million of principal outstanding borrowings under our 2021 Credit Agreement executed on April 21, 2021. As of September 30, 2021, we had available borrowing capacity of $500 million under our 2021 Credit Agreement.
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
REVENUE RECOGNITION
Nature of Products and Services:
We earn revenue from software licenses, royalties, subscription-based services, software services, post-contract customer support (“PCS” or “maintenance”), hardware, and appraisal services. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products and services. We determine revenue recognition through the following steps:
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
For e-filing transaction fees and transaction-based revenues from digital government services and online payments, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
Refer to Note 13 - “Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.
Contract Balances:
Accounts receivable and allowance for losses and sales adjustments
Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when invoicing occurs prior to recognizing revenue. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. We record an unbilled receivable related to revenue recognized for on-premises licenses as we have an unconditional right to invoice and receive payment in the future related to those licenses.
At September 30, 2021, and December 31, 2020, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $553.0 million and $403.7 million, respectively. We have recorded unbilled receivables of $147.4 million and $140.8 million at September 30, 2021 and December 31, 2020, respectively. Included in unbilled receivables are retention receivables of $8.2 million and $13.1 million at September 30, 2021 and December 31, 2020, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.

We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $10.6 million and $9.3 million at September 30, 2021, and December 31, 2020, respectively, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses, and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We assess goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, we perform a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit. If the sum of the carrying value of the assets and liabilities of a reporting unit exceeds the estimated fair value of that reporting unit, the carrying value of the reporting unit's goodwill is reduced to its fair value through an adjustment to the goodwill balance, resulting in an impairment charge. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions (Level 3 inputs). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization.
We have historically evaluated goodwill for impairment annually as of April 1, or more frequently if impairment indicators arose. During the second quarter 2021, we voluntarily changed the date of our annual assessment of goodwill to October 1 for all reporting units. The change in testing date for goodwill impairment is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with our annual planning process. The change in the assessment date does not delay or avoid a potential impairment charge nor does it change our requirement to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present. To ensure that no lapse in an assessment occurred since the prior period, we performed qualitative assessments for all reporting units except for the data and insights and platform technologies reporting units. As a result of these qualitative assessments, we determined that it was not more likely that an impairment existed; therefore, we did not perform Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill of $75.6 million and $78.3 million associated with our data and insights reporting unit and platform technologies units, respectively. For most of our reporting units, goodwill relates to a combination of legacy and acquired businesses, and as a result, those units have fair values that substantially exceed their underlying carrying values. For other reporting units, in particular our data and insights and platform technologies units, goodwill entirely relates to recently acquired businesses and as a result those units do not have significant excess fair values over carrying values. As a result of our interim qualitative and quantitative assessments, we concluded no impairment existed as of second quarter 2021. Since our assessment, we had no triggering events as of September 30, 2021.
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
(3)    Acquisitions
On September 9, 2021, we acquired all the equity interest of Ultimate Information Systems, Inc. (dba Arx). Arx is a cloud-based platform which creates accessible technology to enable a modern-day police force that is fully transparent, accountable, and a trusted resource to the community it serves. The total purchase price, net of cash acquired, was approximately $12.8 million, of which $12.4 million was paid in cash and approximately $0.5 million was accrued for indemnity holdbacks, subject to certain post-closing adjustments.
On September 1, 2021, we acquired VendEngine, Inc. (VendEngine) as contemplated by the Agreement and Plan of Merger dated June 3, 2021. As result of the merger, VendEngine became a direct subsidiary of the Company. VendEngine is a cloud-based software provider focused on financial technology for the corrections market. The total purchase price, net of cash acquired of $3.0 million, was approximately $83.1 million, consisting of $80.2 million paid in cash, and approximately $5.9 million related to indemnity holdbacks, subject to certain post-closing adjustments.
In connection with this transaction, we acquired total tangible assets of $6.6 million and assumed liabilities of approximately $4.3 million. We recorded goodwill of approximately $58.7 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $32.0 million. The $32.0 million of intangible assets are attributable to customer relationships, acquired software, trade name and will be amortized over a weighted average period of approximately 17 years. We recorded net deferred tax liabilities of $7.5 million related to the tax effect of our estimated fair value allocations.
VendEngine provides a suite of financial and communications applications ranging from deposit technologies for commissary, ordering, and warehouse technology to a host of informational, electronic communications, security, accounting, and financial trust management components for more than 300 correctional facilities across 32 states and the Caribbean. Therefore, the goodwill of approximately $58.7 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base.
On April 21, 2021 (the “Closing Date”), we acquired NIC as contemplated by the Agreement and Plan of Merger dated February 9, 2021. As result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries. NIC is a leading digital government solutions and payment company that primarily serves federal and state government agencies. The total purchase price, net of cash acquired of $331.8 million, was approximately $2.0 billion, consisting of cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards.

We have performed a preliminary valuation analysis of the fair market value of NIC’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$331,783
Accounts receivable	149,515
Other current assets	12,988
Other noncurrent assets	20,974
Identifiable intangible assets	790,000
Goodwill	1,438,603
Accounts payable	(150,099)
Accrued expenses	(63,809)
Other noncurrent liabilities	(11,493)
Deferred revenue	(3,294)
Deferred tax liabilities, net	(194,676)
Total consideration	$2,320,492
In connection with this transaction, we acquired total tangible assets of $515.3 million and assumed liabilities of approximately $228.7 million. We recorded goodwill of approximately $1.4 billion, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $790.0 million. The $790.0 million of intangible assets are attributable to customer relationships, acquired software and trade name and will be amortized over a weighted average period of approximately 17 years. We recorded net deferred tax liabilities of $194.7 million related to the tax effect of our estimated fair value allocations. In the nine months ended September 30, 2021, we recorded adjustments to the preliminary opening balance sheet attributed to a decrease to accounts receivable and increases in identifiable intangible assets, deferred revenue and related deferred taxes resulting in a net decrease to goodwill of approximately $25.5 million.
NIC delivers user-friendly digital services that make it easier and more efficient for citizens and businesses to interact with government - providing valuable conveniences like applying for unemployment insurance, submitting business filings, renewing licenses, accessing information and making secure payments without visiting a government office. In addition, NIC has extensive expertise and scale in the government payments arena which will accelerate our strategic payments initiatives. Therefore, the goodwill of approximately $1.4 billion arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base.
The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of NIC had occurred on January 1, 2020, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs, and tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$459,873	$420,336	$1,322,055	$1,152,675
Net income	$44,170	$50,257	$103,330	$130,555
Basic earnings per share	$1.08	$1.25	$2.53	$3.26
Diluted earnings per share	$1.04	$1.21	$2.45	$3.15
The pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.
On March 31, 2021, we acquired all the equity interest of Glass Arc, Inc. (dba ReadySub). ReadySub is a cloud-based platform that assists school districts with absence tracking, filling substitute teacher assignments, and automating essential payroll processes. The total cash price was approximately $6.2 million, net of cash acquired.
On March 31, 2021, we acquired substantially all assets of DataSpec, Inc. (DataSpec), a provider of a SaaS solution that allows for secure electronic claims submission to the federal Department of Veterans Affairs and reporting capabilities, in addition to scheduling, calendaring, and payments. The total cash purchase price was approximately $5.8 million.

The operating results of Arx, DataSpec, ReadySub, and VendEngine are included with the operating results of the Enterprise Software segment since their date of acquisition. The impact of the Arx, DataSpec, ReadySub, and VendEngine acquisitions, individually and in the aggregate, on our operating results, assets and liabilities is not material. The operating results of NIC are disclosed separately as a reportable segment. Revenues from NIC included in Tyler's results of operations totaled approximately $249.7 million and net income was approximately $27.2 million from the date of acquisition through September 30, 2021. In 2021, we incurred fees of approximately $22.7 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. The Company also incurred $1.6 million of expense related to a separation agreement with NIC's former Chief Executive Officer. These costs were expensed in 2021 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income.
As of September 30, 2021, the purchase price allocations for Arx, DataSpec, NIC, ReadySub and VendEngine are not yet complete; therefore, the preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, deferred revenue and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of September 30, 2021, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level III, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
(4)     Shareholders’ Equity
The following table details activity in our common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	—	$(2)	(32)	$(12,975)	(59)	$(15,484)
Stock option exercises	103	17,045	72	8,395	313	46,433	989	100,732
Employee stock plan purchases	9	3,557	11	3,032	26	9,757	31	8,209
Restricted stock units vested, net of withheld shares upon award settlement	5	$(1,451)	2	$(316)	104	$(17,461)	45	$(7,208)
As of September 30, 2021, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock.
(5)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. Deferred commissions were $36.2 million and $32.3 million as of September 30, 2021, and December 31, 2020, respectively. Amortization expense related to deferred commissions was $3.5 million and $9.6 million for the three and nine months ended September 30, 2021, respectively, and $3.0 million and $8.9 million for the three and nine months ended September 30, 2020, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

(6)    Other Assets
As of September 30, 2021, we have $114.3 million in investment grade corporate and municipal bonds with varying maturity dates through 2027. We intend to hold these bonds to maturity and have classified them as such. It is not more likely than not that we will be required to sell these bonds before recovery of their amortized costs. The portfolio consists of fixed income and high credit investments with fair values that approximate costs. The fair values of these securities are considered Level II as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are presented at amortized cost and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. As of September 30, 2021, we have an accrued interest receivable balance of approximately $689,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and nine months ended September 30, 2021, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
In 2020, we purchased $10 million in common stock representing an 18% interest in BFTR, LLC., a wholly owned subsidiary of Bison Capital Partners V L.P. BFTR, LLC, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in common stock is accounted for under the equity method because we do not have the ability to exercise significant influence over the investee; and as the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Annually, our equity method investments are assessed for impairment. We do not reassess the fair value of equity method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes have occurred during the period that require reassessment. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
(7)    Debt
2021 Credit Agreement
In connection with the completion of the acquisition of NIC on the Closing Date the Company, as borrower, entered into a new $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any LIBOR breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the 2021 Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the 2021 Credit Agreement.
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
The 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2021, we were in compliance with those covenants.
The following table summarizes the Company's total outstanding borrowings related to the 2021 Credit Agreement (in thousands):

	September 30, 2021	Maturity Date
Revolving Credit Facility	$—	April 20, 2026
Term Loan A-1	592,500	April 20, 2026
Term Loan A-2	250,000	April 20, 2024
Total borrowings under the 2021 Credit Agreement	842,500
Less: unamortized debt discount and debt issuance costs related to term loans	(6,965)
Total borrowings, net	$835,535

Less: current portion of debt	$(30,000)
Carrying value as of September 30, 2021	$805,535
The carrying amount is the par value of the Revolving Credit Facility and Term Loans less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying condensed consolidated statements of income. We believe the carrying amount of our debt approximates its fair value at September 30, 2021.
The effective interest rate for the borrowings under the 2021 Credit Agreement is 3.25% as of September 30, 2021. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement included in interest expense in the accompanying condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Contractual interest expense - Revolving Credit Facility	$(84)	$(618)
Contractual interest expense - Term Loans	(3,492)	(6,153)
Amortization of debt discount and debt issuance costs	(692)	(1,223)
Total	$(4,268)	$(7,994)
As of September 30, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Facility, and our available borrowing capacity was $500.0 million. In addition, as of September 30, 2021, we had one outstanding standalone letter of credit totaling $2.0 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026.

Terminated Debt Agreements
The 2021 Credit Agreement replaces and terminates the Company’s previous $400 million credit facility pursuant to the Credit Agreement dated as of September 30, 2019 (the “2019 Credit Agreement”). The Company’s previously announced commitment from Goldman Sachs Bank USA for a $1.6 billion 364-day senior unsecured bridge loan facility also terminated on the Closing Date. The following summarizes the interest expense and related amortization of debt issuance costs associated with the terminated debt agreements incurred through the Closing Date, included in interest expense in the accompanying condensed consolidated statements of income (in thousands).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Contractual interest expense - 2019 Credit Agreement	$—	$(313)
Unsecured bridge loan facility commitment fee	—	(6,407)
Amortization of debt issuance costs	—	(1,489)
Total	$—	$(8,209)
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
As of September 30, 2021, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
The net carrying value of the Convertible Senior Notes, net of unamortized debt discount and unamortized debt issuance costs were as follows (in thousands):

September 30, 2021
Convertible Senior Notes due 2026	$600,000
Less: unamortized debt discount and debt issuance costs	(7,665)
Carrying value as of September 30, 2021	$592,335
The carrying amount is the par value of the Convertible Senior Notes less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in the accompanying condensed consolidated statements of income. The fair value of our convertible senior notes due 2026 is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. We believe the fair value amount of our Convertible Senior Notes is approximately $659.4 million at September 30, 2021.
As of September 30, 2021, the effective interest rate as for the Convertible Senior Notes is 1.19%. The following sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Contractual interest expense	$(379)	$(838)
Amortization of debt discount and debt issuance costs	(430)	(953)
Total	$(809)	$(1,791)

(8)    Income Tax Provision
We had an effective income tax rate of 13.8% and 7.7% for the three and nine months ended September 30, 2021, respectively, compared to 21.3% and negative 11.1% for the three and nine months ended September 30, 2020, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021, as compared to the same period in 2020, was principally driven by the increase in the excess tax benefits related to stock incentive awards. The increase in the effective tax rate for the nine months ended September 30, 2021, as compared to the same period in 2020, was principally driven by the decrease in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards, the tax benefit of research tax credits and the release of reserves for unrecognized income tax benefits resulting from expiration of the statutes of limitations for certain tax years, offset by state income taxes and non-deductible business expenses. The excess tax benefits related to stock incentive awards realized were $6.3 million and $21.5 million for the three and nine months ended September 30, 2021, respectively, as compared to $2.5 million and $48.0 million for the three and nine months ended September 30, 2020, respectively. Excluding the excess tax benefits, the effective tax rate was 26.1% and 26.3% for the three and nine months ended September 30, 2021, respectively, compared to 26.2% and 26.7% for the three and nine months ended September 30, 2020, respectively.
We made tax payments of $1.7 million and $2.6 million in the nine months ended September 30, 2021, and 2020, respectively.
(9)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$44,170	$39,284	$106,676	$140,726
Denominator:
Weighted-average basic common shares outstanding	40,888	40,261	40,805	40,013
Assumed conversion of dilutive securities:
Stock awards	1,398	1,345	1,391	1,480
Convertible Senior Notes	—	—	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,286	41,606	42,196	41,493
Earnings per common share:
Basic	$1.08	$0.98	$2.61	$3.52
Diluted	$1.04	$0.94	$2.53	$3.39
For the three and nine months ended September 30, 2021 and 2020, stock awards, representing the right to purchase common stock of approximately 109,000 shares and 147,000 shares and 215,000 shares and 140,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2021, as their effect would be anti-dilutive given none of the conversion features have been triggered. See Note 7, Debt for discussion on the conversion features related to the Convertible Senior Notes.

(10)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to ten years from the execution date. Some of these leases include options to extend for up to 10 years. We have no finance leases and no related party lease agreements as of September 30, 2021. Operating lease costs were approximately $5.3 million and $13.5 million for the three and nine months ended September 30, 2021, respectively, and $2.5 million and $7.6 million for the three and nine months ended September 30, 2020, respectively.
The components of operating lease expense were as follows:

Lease Costs	Financial Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Operating lease cost	Selling, general and administrative expenses	$4,344	$1,595	$10,454	$4,867
Short-term lease cost	Selling, general and administrative expenses	547	453	1,759	1,474
Variable lease cost	Selling, general and administrative expenses	378	458	1,305	1,306
Net lease cost		$5,269	$2,506	$13,518	$7,647
Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
Assets:
Operating lease right-of-use assets	$40,449	$18,734
Liabilities:
Operating leases, short-term	10,125	5,904
Operating leases, long-term	37,348	16,279
Total lease liabilities	$47,473	$22,183
Supplemental information related to leases is as follows:

Other Information	Nine Months Ended September 30,
	2021	2020
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,856	$5,665

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$17,633	$562

Lease term and discount rate:
Weighted average remaining lease term (years)	6	4
Weighted average discount rate	1.91%	4.00%

As of September 30, 2021, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2021 (Remaining 2021)	$3,408
2022	11,215
2023	8,500
2024	7,211
2025	5,230
Thereafter	14,265
Total lease payments	49,829
Less: Interest	(2,356)
Present value of operating lease liabilities	$47,473
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
Rental income from third-party tenants for the three and nine months ended September 30, 2021, totaled $301,000 and $891,000, respectively, and for the three and nine months ended September 30, 2020, totaled $284,000 and $850,000, respectively. Rental income is included in hardware and other revenue in the condensed consolidated statements of income. As of September 30, 2021, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2021 (Remaining 2021)	$358
2022	1,449
2023	1,479
2024	1,510
2025	965
Thereafter	—
Total	$5,761
As of September 30, 2021, we had no additional significant operating or finance leases that had not yet commenced.
(11)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscriptions, software services and maintenance	$6,303	$4,555	$17,212	$13,176
Selling, general and administrative expenses	23,158	13,869	63,148	40,936
Total share-based compensation expense	$29,461	$18,424	$80,360	$54,112

(12)    Segment and Related Information
We provide integrated information management solutions and services for the public sector.
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
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Corporate segment operating income primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference.
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

For the three months ended September 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$21,238	$1,435	$—	$—	$22,673
Subscriptions	102,285	8,311	142,346	—	252,942
Software services	41,985	4,603	8,036	—	54,624
Maintenance	110,231	7,399	203	—	117,833
Appraisal services	—	7,146	—	—	7,146
Hardware and other	4,558	9	—	88	4,655
Intercompany	5,123	20	—	(5,143)	—
Total revenues	$285,420	$28,923	$150,585	$(5,055)	$459,873
Segment operating income	$97,378	$6,928	$34,586	$(55,629)	$83,263

For the three months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$17,798	$2,139	$—	$—	$19,937
Subscriptions	82,972	6,318	—	—	89,290
Software services	42,640	5,306	—	—	47,946
Maintenance	108,270	9,709	—	—	117,979
Appraisal services	—	5,394	—	—	5,394
Hardware and other	5,131	69	—	—	5,200
Intercompany	5,128	38	—	(5,166)	—
Total revenues	$261,939	$28,973	$—	$(5,166)	$285,746
Segment operating income	$92,964	$9,938	$—	$(39,889)	$63,013

For the nine months ended September 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$50,064	$5,146	$—	$—	$55,210
Subscriptions	295,523	23,829	235,627	—	554,979
Software services	127,517	14,405	13,679	—	155,601
Maintenance	330,024	26,184	358	—	356,566
Appraisal services	—	19,876	—	—	19,876
Hardware and other	13,412	79	—	3,027	16,518
Intercompany	15,989	51	—	(16,040)	—
Total revenues	$832,529	$89,570	$249,664	$(13,013)	$1,158,750
Segment operating income	$284,813	$24,876	$57,517	$(170,825)	$196,381

For the nine months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$48,432	$7,267	$—	$—	$55,699
Subscriptions	238,744	17,907	—	—	256,651
Software services	126,488	17,245	—	—	143,733
Maintenance	320,447	28,657	—	—	349,104
Appraisal services	—	15,853	—	—	15,853
Hardware and other	12,222	114	—	2	12,338
Intercompany	13,662	58	—	(13,720)	—
Total revenues	$759,995	$87,101	$—	$(13,718)	$833,378
Segment operating income	$248,711	$26,246	$—	$(109,893)	$165,064

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2021	2020	2021	2020
Total segment operating income	$83,263	$63,013	$196,381	$165,064
Amortization of acquired software	(12,896)	(7,965)	(32,683)	(23,998)
Amortization of customer and trade name intangibles	(14,183)	(5,392)	(31,015)	(16,176)
Interest expense	(5,396)	(254)	(18,311)	(757)
Other income, net	445	534	1,249	2,497
Income before income taxes	$51,233	$49,936	$115,621	$126,630

(13)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended September 30, 2021
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$19,170	$3,503	$22,673
Subscriptions	—	252,942	252,942
Software services	—	54,624	54,624
Maintenance	—	117,833	117,833
Appraisal services	—	7,146	7,146
Hardware and other	4,655	—	4,655
Total	$23,825	$436,048	$459,873

For the three months ended September 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$16,777	$3,160	$19,937
Subscriptions	—	89,290	89,290
Software services	—	47,946	47,946
Maintenance	—	117,979	117,979
Appraisal services	—	5,394	5,394
Hardware and other	5,200	—	5,200
Total	$21,977	$263,769	$285,746

For the nine months ended September 30, 2021
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$45,983	$9,227	$55,210
Subscriptions	—	554,979	554,979
Software services	—	155,601	155,601
Maintenance	—	356,566	356,566
Appraisal services	—	19,876	19,876
Hardware and other	16,518	—	16,518
Total	$62,501	$1,096,249	$1,158,750

For the nine months ended September 30, 2020
	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$47,311	$8,388	$55,699
Subscriptions	—	256,651	256,651
Software services	—	143,733	143,733
Maintenance	—	349,104	349,104
Appraisal services	—	15,853	15,853
Hardware and other	12,338	—	12,338
Total	$59,649	$773,729	$833,378
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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended September 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals

Recurring revenues	$212,517	$15,709	$142,549	$—	$370,775
Non-recurring revenues	67,780	13,194	8,036	88	89,098
Intercompany	5,123	20	—	(5,143)	—
Total revenues	$285,420	$28,923	$150,585	$(5,055)	$459,873

For the three months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals

Recurring revenues	$191,242	$16,026	$—	$—	$207,268
Non-recurring revenues	65,569	12,909	—	—	78,478
Intercompany	5,128	38	—	(5,166)	—
Total revenues	$261,939	$28,973	$—	$(5,166)	$285,746

For the nine months ended September 30, 2021
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals

Recurring revenues	$625,548	$50,012	$235,985	$—	$911,545
Non-recurring revenues	190,992	39,507	13,679	3,027	247,205
Intercompany	15,989	51	—	(16,040)	—
Total revenues	$832,529	$89,570	$249,664	$(13,013)	$1,158,750

For the nine months ended September 30, 2020
	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Recurring revenues	$559,191	$46,564	$—	$—	$605,755
Non-recurring revenues	187,142	40,479	—	2	227,623
Intercompany	13,662	58	—	(13,720)	—
Total revenues	$759,995	$87,101	$—	$(13,718)	$833,378
(14)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	September 30, 2021	December 31, 2020
Enterprise Software	$452,435	$422,742
Appraisal and Tax	31,300	36,945
NIC	9,525	—
Corporate	2,043	1,691
Totals	$495,303	$461,378
Changes in total deferred revenue, including long-term, were as follows:

Nine months ended September 30, 2021
Balance as of December 31, 2020	$461,378
Deferral of revenue	868,125
Recognition of deferred revenue	(834,200)
Balance as of September 30, 2021	$495,303
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of September 30, 2021, was $1.77 billion, of which we expect to recognize approximately 47% as revenue over the next 12 months and the remainder thereafter.

(15)    Commitments and Contingencies
Security Incident
As previously disclosed, we experienced a security incident in September 2020 (the “Incident”) involving ransomware disrupting access to some of our internal information technology (IT) systems and telephone systems. Although we believe we have contained and recovered from the Incident, and that we have taken and will continue to take appropriate remediation steps, we are subject to risk and uncertainties as a result of the Incident. We have completed our investigation and remediation efforts related to the Incident. For the nine months ended September 30, 2021, we have recorded $410,000 of expenses and approximately $195,000 of accrued insurance recoveries and received $755,000 of insurance recoveries. The recorded costs consist primarily of payments to third-party service providers and consultants, including legal fees, and enhancements to our cybersecurity measures. We maintain cybersecurity insurance coverage in an amount that we believe is adequate.
Litigation
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
(16) Subsequent Events
There have been no material events or transactions that occurred subsequent to September 30, 2021.

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
GENERAL
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”) and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Revenues for e-filing are derived from transaction fees and, in some cases, fixed fee arrangements. Also included in subscription-based services are other transaction-based fees primarily related to online payment services. We also provide property appraisal outsourcing services for taxing jurisdictions.
Our products generally automate nine major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, (6) land and vital records management, (7) data and insights, (8) platform technologies, and (9) NIC digital government and payments. We report our results in three segments. The Enterprise Software (“ES”) segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; data analytics; and platform technologies. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management, as well as property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction. On April 21, 2021, the Company acquired NIC resulting in a new reportable segment, as its operating results meet the criteria as a reportable segment. The operating results of NIC are included with the operating results of the NIC segment from the date of acquisition.
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

Our total employee count increased to 6,718 at September 30, 2021, including 1,046 employees from 2021 acquisitions, from 5,511 at September 30, 2020.
On September 9, 2021, we acquired all the equity interest of Ultimate Information Systems, Inc. (dba Arx). Arx is a cloud-based platform which creates accessible technology to enable a modern-day police force that is fully transparent, accountable, and a trusted resource to the community it serves. The total purchase price, net of cash acquired, was approximately $12.8 million, of which $12.4 million was paid in cash and approximately $0.5 million was accrued for indemnity holdbacks, subject to certain post-closing adjustments.
On September 1, 2021, we acquired VendEngine, Inc (VendEngine) as contemplated by the Agreement and Plan of Merger dated June 3, 2021. As result of the merger, VendEngine became a direct subsidiary of the Company. VendEngine is a cloud-based software provider focused on financial technology for the corrections market. The total purchase price, net of cash acquired of $3.0 million, was approximately $83.1 million, consisting of $80.2 million paid in cash, and approximately $5.9 million related to indemnity holdbacks, subject to certain post-closing adjustments.
On April 21, 2021, we acquired NIC as contemplated by the Agreement and Plan of Merger dated February 9, 2021. As result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries. NIC is a leading digital government solutions and payment company that primarily serves federal and state government agencies. The total purchase price, net of cash acquired of $331.8 million, was approximately $2.0 billion, consisting of cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards.
On March 31, 2021, we completed two acquisitions, Glass Arc, Inc. (dba ReadySub) and DataSpec, Inc. (DataSpec), for the total combined purchase price of $12.1 million.
For the three and nine months ended September 30, 2021, total revenues increased 60.9% and 39.0%, respectively, compared to the prior year periods. Excluding the impact of 2021 acquisitions, revenue increased 7.6% and 8.4% for the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. Revenues from acquisitions completed in 2021 contributed 53.4% and 30.7% for the three and nine months ended September 30, 2021, respectively.
Subscriptions revenue grew 183.3% and 116.2% for the three and nine months ended September 30, 2021, respectively, compared to the prior year periods, primarily due the impact of the NIC acquisition, as well as an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and online payment services. Excluding the impact of 2021 acquisitions, subscriptions revenue increased 21.8% and 23.6% for the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. Subscription revenues from acquisitions completed in 2021 contributed 161.4% and 92.7% for the three and nine months periods ended September 30, 2021, respectively.
Our backlog as of September 30, 2021, was $1.77 billion, a 14.3% increase from last year.
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
For the nine months ended September 30, 2021, excluding the impact of 2021 acquisitions, the impact of the COVID-19 pandemic resulted in lower revenues from software licenses and software services. Lower software licenses compared to prior periods are in part attributed to slower sales cycles as some government procurement processes have been delayed and contract signings have been pushed to future periods. Software services revenue have been affected by a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site. Lower revenues compared to prior periods were partially offset by cost savings attributed to lower spend on travel, user conferences and trade show expenses, health claims and other employee-related expenses. As travel restrictions are relaxed, software services and appraisal services revenues are increasing. Also, we have adapted the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.
For the three and nine months ended September 30, 2021, total revenues include subscriptions revenue and software services revenues of $43.3 million and $58.4 million,respectively, from NIC's TourHealth and pandemic unemployment services offerings. We currently expect these COVID-related revenues to decrease significantly in the fourth quarter of 2021 and wind down in the first half of 2022.

Recurring revenues from subscriptions and maintenance comprised 79% of our total consolidated revenue for the nine months ended September 30, 2021, and include transaction-based revenue streams such as e-filing, online payments, and digital government services. On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 (the “Convertible Senior Notes”) in the aggregate principal amount of $600 million. As of September 30, 2021, we had $348.4 million in cash and investments and $842.5 million of outstanding borrowings under our 2021 Credit Agreement executed on April 21, 2021. As of September 30, 2021, we had available borrowing capacity of $500 million under our 2021 Credit Agreement.
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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Software licenses and royalties	4.9%	7.0%	4.8%	6.7%
Subscriptions	55.0	31.2	47.9	30.8
Software services	11.9	16.8	13.4	17.2
Maintenance	25.6	41.3	30.8	41.9
Appraisal services	1.6	1.9	1.7	1.9
Hardware and other	1.0	1.8	1.4	1.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.1	3.2	3.2	3.2
Subscriptions, software services and maintenance	52.6	44.0	49.7	46.0
Appraisal services	1.0	1.2	1.2	1.4
Hardware and other	0.6	1.3	0.8	1.0
Selling, general and administrative expenses	22.1	23.4	25.0	23.6
Research and development expense	5.2	7.6	6.0	7.9
Amortization of customer and trade name intangibles	3.1	1.9	2.7	1.9
Operating income	12.2	17.4	11.5	15.0
Interest expense	(1.2)	(0.1)	(1.6)	(0.1)
Other income, net	0.1	0.2	0.1	0.3
Income before income taxes	11.1	17.5	10.0	15.2
Income tax provision (benefit)	1.5	3.7	0.8	(1.7)
Net income	9.6%	13.8%	9.2%	16.9%

Revenues
Acquisitions
On April 21, 2021, we acquired NIC and as result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries of the Company. NIC is a leading digital government solutions and payment company that serves federal, state and local government agencies.
The following table details revenue for NIC for the three and nine months ended September 30, 2021, which is included in our condensed consolidated statements of income from the date of acquisition. The results of NIC are included with the operating results of the NIC segment from the date of acquisition.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Revenues:
Software licenses and royalties	$—	$—
Subscriptions	142,346	235,627
Software services	8,035	13,679
Maintenance	202	358
Appraisal services	—	—
Hardware and other	—	—
Total revenues	$150,583	$249,664
On September 9, 2021, we acquired all of equity interest of Arx, a cloud-based platform which creates accessible technology to enable a modern-day police force that is fully transparent, accountable, and a trusted resource to the community it serves. On September 1, 2021, we acquired VendEngine, a cloud-based software provider focused on financial technology for the corrections market. On March 31, 2021, we completed two acquisitions, ReadySub and DataSpec.
The impact of the Arx, VendEngine, ReadySub and DataSpec acquisitions on our operating results is not considered material and is not included in the table above. The results of these acquisitions are included with the operating results of the ES segment from their dates of acquisition.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$21,238	$17,798	$3,440	19%	$50,064	$48,432	$1,632	3%
A&T	1,435	2,139	(704)	(33)	5,146	7,267	(2,121)	(29)
NIC	—	—	—	—	—	—	—	—
Total software licenses and royalties revenue	$22,673	$19,937	$2,736	14%	$55,210	$55,699	$(489)	(1)%
Software licenses and royalties revenue increased 14% and decreased 1% for the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. The increase in software licenses and royalties revenue for the three months ended September 30, 2021, is attributed to several large on-premise sales of our enterprise and courts and justice solutions partially offset by more clients choosing our SaaS offering, rather than purchasing the software under a traditional perpetual software arrangement. Slower sales cycles as government procurement processes were delayed and contract signings were pushed to future periods also negatively affected software licenses and royalties revenue. The decline in software licenses and royalties revenue for the nine months ended September 30, 2021, is primarily attributed to a shift in the mix of new software contracts from on-premise license sales to SaaS services compared to the prior year. Our total contract value mix for the nine months ended September 30, 2021, was approximately 34% perpetual software license arrangements and approximately 66% subscription-based arrangements, compared to total new contract value mix for the nine months ended September 30, 2020, of approximately 42% perpetual software license arrangements and approximately 58% subscription-based arrangements. Also contributing to the decline in software licenses and royalty revenue were slower sales cycles as government procurement processes were delayed and contract signings were pushed to future periods.

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
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$102,285	$82,972	$19,313	23%	$295,523	$238,744	$56,779	24%
A&T	8,311	6,318	1,993	32	23,829	17,907	5,922	33
NIC	142,346	—	142,346	100	235,627	—	235,627	100
Total subscriptions revenue	$252,942	$89,290	$163,652	183%	$554,979	$256,651	$298,328	116%
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements. As part of our subscription-based services, we also provide e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements. Other sources of subscription-based services are derived from transaction-based fees primarily related to online payments and digital government services.
Subscriptions revenue grew 183% and 116% for the three and nine months ending September 30, 2021, respectively, compared to the prior periods, primarily due to the inclusion of NIC’s revenues from the date of acquisition. Excluding the impact of revenue from 2021 acquisitions of $144.2 million and $237.8 million for the three and nine months ended September 30, 2021, respectively, subscriptions revenue increased 21.8% and 23.6% for the three and nine months ended September 30, 2021, respectively. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and nine months ending September 30, 2021, respectively, we added 144 and 398 new SaaS clients and 67 and 168 existing on-premises clients converted to our SaaS model. Since September 30, 2020, we have added 516 new SaaS clients while 218 existing on-premises clients converted to our SaaS offerings. Also excluding the impact of revenue from 2021 acquisitions, transaction-based fees contributed $5.6 million and $15.7 million to the increase in subscriptions revenue for the three and nine months ended September 30, 2021, respectively, due to the increased volumes of online payments from utility billings.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$41,985	$42,640	$(655)	(2)%	$127,517	$126,488	$1,029	1%
A&T	4,603	5,306	(703)	(13)	14,405	17,245	(2,840)	(16)
NIC	8,036	—	8,036	100	13,679	—	13,679	100
Total software services revenue	$54,624	$47,946	$6,678	14%	$155,601	$143,733	$11,868	8%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting and minor programming services. Software services revenue increased 14% and 8% for the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. Excluding the impact of revenue from 2021 acquisitions of $8.1 million and $17.4 million for the three and nine months ended September 30, 2021, respectively, software services declined 2.9% and 3.8% for the three and nine months ended September 30, 2021, respectively. That decline for three and nine months ended September 30, 2021, in software services revenue is primarily attributed to a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site.

Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$110,231	$108,270	$1,961	2%	$330,024	$320,447	$9,577	3%
A&T	7,399	9,709	(2,310)	(24)	26,184	28,657	(2,473)	(8.6)
NIC	203	—	203	100	358	—	358	100
Total maintenance revenue	$117,833	$117,979	$(146)	—%	$356,566	$349,104	$7,462	2%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue was essentially flat and grew 2% for the three and nine months ended September 30, 2021, respectively, compared to the prior year periods. For the nine months ended September 30, 2021, maintenance revenue increased mainly due to the completion of the recognition of the majority of acquisition-related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods. The remainder of the increase is attributed to annual maintenance rate increases and growth in our installed customer base from new software license sales, partially offset by attrition and clients converting from on-premises license arrangements to SaaS.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
ES	$—	$—	$—	—%	$—	$—	$—	—%
A&T	7,146	5,394	1,752	32	19,876	15,853	4,023	25
NIC	—	—	—	—	—	—	—	—
Total appraisal services revenue	$7,146	$5,394	$1,752	32%	$19,876	$15,853	$4,023	25%
Appraisal services revenue for the three and nine months ended September 30, 2021, increased by 32% and 25%, respectively, compared to the prior year primarily due to relaxed travel restrictions allowing for the ramp-up of appraisal services for several new revaluation contracts which started in recent quarters. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Software licenses and royalties	$1,547	$1,177	$370	31%	$4,151	$3,047	$1,104	36%
Acquired software	12,896	7,965	4,931	62	32,683	23,998	8,685	36
Subscriptions, software services and maintenance	241,944	125,881	116,063	92	576,035	381,947	194,088	51
Appraisal services	4,506	3,434	1,072	31	13,552	11,795	1,757	15
Hardware and other	2,764	3,780	(1,016)	(27)	9,845	8,748	1,097	13
Total cost of revenues	$263,657	$142,237	$121,420	85%	$636,266	$429,535	$206,731	48%

The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Three Months Ended			Nine Months Ended
	2021	2020	Change	2021	2020	Change
Software licenses, royalties and acquired software	36.3%	54.1%	(17.8)%	33.3%	51.4%	(18.1)%
Subscriptions, software services and maintenance	43.1	50.7	(7.6)	46.0	49.0	(3.0)
Appraisal services	36.9	36.3	0.6	31.8	25.6	6.2
Hardware and other	40.6	27.3	13.3	40.4	29.1	11.3
Overall gross margin	42.7%	50.2%	(7.5)%	45.1%	48.5%	(3.4)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties and acquired software. We do not have any direct costs associated with royalties. In the three and nine months ended September 30, 2021, our software licenses, royalties and acquired software gross margin decreased 17.8% and 18.1%, respectively, compared to the prior year periods due to lower revenue from software licenses and increased amortization expense related to acquired software from acquisitions completed in 2021.
Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, software services and maintenance gross margin in the three and nine months ended September 30, 2021, decreased 7.6% and 3.0%, respectively, from the comparable prior year periods, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 acquisitions, gross margins are 47.9% and 49.0% for the three and nine months ended September 30, 2021, respectively. For the three months ending September 30, 2021, margins declined by 2.8%, due to higher employee head count. Excluding employees added through acquisitions, our implementation and support staff has grown by 75 employees since September 30, 2020. For the nine months ended September 30, 2021, margins remained constant due to improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale.
Appraisal services. Appraisal services revenue was approximately 1.6% and 1.7% of total revenue for the three and nine months ended September 30, 2021, respectively. The appraisal services gross margin for the three and nine months ended September 30, 2021, increased 0.6% and 6.2%, respectively, compared to the same periods in 2020. The increase in margin is primarily due to cost savings attributed to lower travel expenses associated with appraisal projects. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
For the three and nine months ended September 30, 2021, our overall gross margin decreased 7.5% and 3.4%, respectively, compared to the prior year periods, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 acquisitions, overall gross margins were 48.3% and 48.5% for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2021, the decrease in gross margin compared to the prior year period is due to lower revenue from software licenses and increased amortization expense related to acquired software from recent acquisitions, partially offset by a reduction in software services revenue from reimbursable travel that has little to no margin, as well as improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services. Costs related to maintenance and various other services such as SaaS and e-filing typically grow at a slower rate than related revenue due to leveraging utilization of support and maintenance staff and economies of scale.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing related costs.

The following table sets forth a comparison of our SG&A expenses for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative expenses	$101,847	$66,819	$35,028	52%	$289,543	$196,825	$92,718	47%
SG&A as a percentage of revenues was 22.1% and 25.0% for the three and nine months ended September 30, 2021, respectively, compared to 23.4% and 23.6% for the three and nine months ended September 30, 2020, respectively. Excluding the impact of SG&A expense from 2021 acquisitions of $17.2 million and $30.7 million, for the three and nine months ended September 30, 2021, respectively, SG&A increased 26.6% and 31.5% for the three and nine months ending September 30, 2021, respectively, compared to prior year periods. The increase in SG&A is attributed to acquisition costs related to recent acquisitions, higher stock compensation expense, increased staff levels and other administrative expenses compared to prior periods. For the three and nine months ended September 30, 2021, SG&A includes $2.9 million and $22.7 million, respectively, of transaction expenses related to acquisitions completed in 2021. For the nine months ended September 30, 2021, we also incurred $1.6 million of expense related to a separation agreement with NIC's former Chief Executive Officer. For the three and nine months ended September 30, 2021, stock compensation expense rose $9.3 million and $22.2 million, respectively compared to prior periods, primarily due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price. We have added 13 SG&A employees, mainly to our sales and finance teams, since September 30, 2020. For the nine months ended September 30, 2021, SG&A expense also includes $3.2 million related to an accrual for litigation. These increases in SG&A were partially offset by lower travel expenses associated with administrative, sales and marketing activities, including trade shows, as a result of COVID-19 travel restrictions.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Research and development expense	$24,002	$21,642	$2,360	11%	$69,243	$65,952	$3,291	5%
Research and development ("R&D") expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue. R&D expense in the three and nine months ended September 30, 2021, increased 11% and 5%, respectively, compared to the prior periods. Excluding the impact of R&D expense from 2021 acquisitions of $557,000 and $938,000 for both the three and nine months ended September 30, 2021, respectively, R&D expense increased 8.3% and 3.6% for the three and nine months ending September 30, 2021, respectively, compared to prior year periods, mainly due to a number of new Tyler product development initiatives across our product suites offset by a shift of some development resources to certain projects which meet the criteria for capitalization.
Amortization of Other Intangibles
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. For the three and nine months ended September 30, 2021, amortization expense increased compared to prior periods due to acquisitions completed in fiscal year 2021.
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Amortization of other intangibles	$14,183	$5,392	$8,791	163%	$31,015	$16,176	$14,839	92%

Interest Expense
The following table sets forth a comparison of our interest expense for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Interest expense	$(5,396)	$(254)	$(5,142)	NM	$(18,311)	$(757)	$(17,554)	NM
Interest expense is primarily comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three and nine months ended September 30, 2021, compared to the prior periods is attributable to higher levels of borrowings related to the 2021 Credit Agreement and Convertible Senior Notes.
 Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Other income, net	$445	$534	$(89)	(17)	$1,249	$2,497	$(1,248)	(50)%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and nine months ended September 30, 2021, compared to the prior periods is attributed to lower levels of invested cash and lower interest rates.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2021	2020	$	%	2021	2020	$	%
Income tax provision (benefit)	$7,063	$10,652	$(3,589)	(34)	$8,945	$(14,096)	$23,041	(163)

Effective income tax rate	13.8%	21.3%			7.7%	(11.1)%
The change in effective tax rate for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was principally driven by the change in the excess tax benefits related to stock incentive awards. The effective income tax rates for the three and nine months ended September 30, 2021 and 2020, were different from the statutory United States federal income tax rate of 21% due to excess tax benefits related to stock incentive awards, the tax benefit of research tax credits and the release of reserves for unrecognized income tax benefits resulting from expiration of the statutes of limitations for certain tax years, offset by state income taxes and non-deductible business expenses. The excess tax benefits related to stock incentive awards realized were $6.3 million and $21.5 million for the three and nine months ended September 30, 2021, respectively, compared to $2.5 million and $48.0 million for the three and nine months ended September 30, 2020, respectively. Excluding the excess tax benefits, the effective tax rate was 26.1% and 26.3% for the three and nine months ended September 30, 2021, respectively, compared to 26.2% and 26.7% for the three and nine months ended September 30, 2020, respectively.

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2021, we had cash and cash equivalents of $234.1 million compared to $603.6 million at December 31, 2020. We also had $114.3 million invested in investment grade corporate and municipal bonds as of September 30, 2021. These investments have varying maturity dates through 2027, and we intend to hold these investments until maturity. As of September 30, 2021, we believe our cash from operating activities, revolving credit facility, cash on hand and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the nine months ended September 30:

	2021	2020
Cash flows provided (used) by:
Operating activities	$256,743	$266,328
Investing activities	(2,084,788)	(68,163)
Financing activities	1,458,550	87,838
Net (decrease) increase in cash and cash equivalents	$(369,495)	$286,003
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
For the nine months ended September 30, 2021, operating activities provided cash of $256.7 million. Operating activities that provided cash were primarily comprised of net income of $106.7 million, non-cash depreciation and amortization charges of $97.9 million, non-cash share-based compensation expense of $80.4 million and a non-cash decrease in operating lease right-of-use assets of $7.0 million. Working capital, excluding cash, increased approximately $35.2 million mainly due to timing of payments to and receipts from our government partners and end-user consumers, timing of prepaid expenses, and deferred taxes associated with stock option activity during the period. These increases were offset by the timing of tax payments and an increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 105 days at September 30, 2021, compared to 121 days at December 31, 2020, and 114 days at September 30, 2020. The decrease in DSO compared to December 31, 2020, is primarily attributed to our maintenance billing cycle, which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The decrease in DSO compared to September 30, 2020, is attributed to improved collection efforts.
Investing activities used cash of $2.1 billion in the nine months ending September 30, 2021. On March 31, 2021, we completed two acquisitions with the total purchase price of $12.1 million, net of cash acquired, including $12.0 million paid in cash. On April 21, 2021, we completed the acquisition of NIC for the total purchase price of $2.0 billion, net of cash acquired of $331.8 million, including cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards. On September 9, 2021, we acquired all of the equity interest of Arx for the total purchase price, net of cash acquired, of approximately $12.8 million, of which $12.4 million was paid in cash and approximately $0.5 million was accrued for indemnity holdbacks, subject to certain post-closing adjustments. On September 1, 2021, we acquired VendEngine for the total purchase price, net of cash acquired of $3.0 million, of approximately $83.1 million consisting of $80.2 million paid in cash and approximately $5.9 million related to indemnity holdbacks, subject to certain post-closing adjustments. Approximately $20.8 million was invested in property and equipment, including $8.6 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings. In addition, approximately $15.0 million of software development costs were capitalized.

Financing activities provided cash of $1.5 billion in the nine months ended September 30, 2021, and were primarily comprised of proceeds from the issuance of the Convertible Senior Notes and the 2021 Credit Agreement. On March 9, 2021, we issued $600 million aggregate principal amount of Convertible Senior Notes. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million. On April 21, 2021, in connection with the completion of the NIC acquisition, the Company, as borrower, entered into a new 2021 Credit Agreement with various lenders consisting of an unsecured revolving credit facility of up to $500 million and aggregate unsecured term loans totaling $900 million. The net proceeds from the borrowings under the 2021 Credit Agreement were $1.1 billion, net of debt discounts of $7.2 million and debt issuance costs of $4.9 million and $6.4 million of commitment fees paid related to the terminated $1.6 billion unsecured bridge loan facility. During the nine months ended September 30, 2021, we repaid $250 million of the unsecured revolving credit facility and $57.5 million of the unsecured term loans. During the nine months ended September 30, 2021, we repurchased approximately 33,000 shares of our common stock for an aggregate purchase price of $13.0 million, with an average price per share of $398.02. The remainder of the financing activities were attributed to stock option exercises and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of September 30, 2021, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $1.7 million and $2.6 million in the nine months ended September 30, 2021, and 2020, respectively.
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
We anticipate that 2021 capital spending will be between $47 million and $49 million, including approximately $21 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
We lease office facilities, as well as transportation and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2025.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of September 30, 2021, we had $842.5 million principal outstanding borrowings under our 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
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
During the nine months ended September 30, 2021, our effective average interest rate for our borrowings was 3.25%. As of September 30, 2021, our interest rate was 1.51% for our outstanding borrowings. Based on the debt under the 2021 Credit Agreement, the aggregate principal outstanding balance as of September 30, 2021 is $842.5 million, and each quarter point change in interest rates would result in a $2.1 million change in annual interest expense.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2021, except for the risk factors described below, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of September 30, 2021, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes and $842.5 million under our 2021 Credit Agreement. On April 21, 2021, we entered into the 2021 Credit Agreement with significantly increased borrowing capacity of up to $1.4 billion and on the closing date of April 21, 2021, we borrowed initial loans in the aggregate principal amount of $1.15 billion. The 2021 Credit Agreement also has an option to increase the amount available up to an additional $435 million, subject to our leverage and other factors. The proceeds from the Convertible Senior Notes and loans under the 2021 Credit Agreement were used as sources of funding for the purchase of NIC. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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
Our borrowings under the 2021 Credit Agreement are, and are expected to continue to be, at variable rates of interest and expose the Company to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Revolving credit facility loans and Term A-1 Loans under the 2021 Credit Agreement bear interest at a per annum rate equal to, at our option, either (1) the administrative agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. Our Term A-2 Loans bear interest, our option, at a per annum rate of either (1) the Base Rate plus a margin of 0.00% to 0.50% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.50%. The margin in each case is based upon our total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. Based on the debt under the 2021 Credit Agreement, the aggregate principal outstanding balance as of September 30, 2021 is $842.5 million, and each quarter point change in interest rates would result in a $2.1 million change in annual interest expense.
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
Date: November 1, 2021