Form 10-K
period 2021-12-31
TYLER TECHNOLOGIES INC
filed 2022-02-23
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,292,141,436 based on the reported last sale price of common stock on June 30, 2021, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 22, 2022 was 41,348,917
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 12, 2022.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1.    BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector. We partner with clients to make government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other government entities. We offer our clients on-premises software solutions and for clients who prefer not to physically acquire the software and hardware, most of our software applications can be delivered as software as a service (“SaaS”). We provide professional IT services to our clients, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing client support services to ensure product performance and reliability, which provides us with long-term client relationships and a significant base of recurring maintenance revenue. We provide electronic document filing (“e-filing”) solutions, which simplify the filing and management of court documents. In addition, we provide digital government services and payment solutions.
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
Although local governments often face budgetary constraints in their operations, their primary revenue sources are usually property taxes, and to a lesser extent, utility billings and other fees, which historically tend to be relatively stable. In addition, the acquisition of new technology typically enables local governments to operate more efficiently, more securely, and often provides a measurable return on investment that justifies the purchase of software and related services.
Gartner, Inc., a leading information technology research and advisory company, estimates that state and local government application and vertical specific software spending will grow from $23.6 billion in 2022 to $32.3 billion in 2025. The professional services and support segments of the market are expected to expand from $32.0 billion in 2022 to $38.4 billion in 2025. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $4.9 billion in 2022 to $6.0 billion in 2025 while professional services and support are expected to grow from $5.1 billion in 2022 to $6.3 billion in 2025. For the national and international government markets, application and vertical specific software sales is expected to expand from $38.5 billion in 2022 to $53.8 billion in 2025 while professional services and support are expected to grow from $63.1 billion in 2022 to $74.4 billion in 2025.

PRODUCTS AND SERVICES
We provide a comprehensive and flexible suite of products and services that addresses the information technology needs of cities, counties, states, schools, federal agencies, and other government entities.
We design, develop, market and support a broad range of software solutions to serve mission-critical “back-office” functions of the public sector. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with governments online. Our software solutions and services are generally grouped in nine major areas:
•Financial Management and Education
•Courts and Justice
•Public Safety
•Property Appraisal and Tax
•Planning, Regulatory and Maintenance
•Land and Vital Records Management
•Data and Insights
•Platform Technologies
•NIC Digital Government Services
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
We also offer SaaS arrangements for clients who do not wish to maintain, update and operate these systems or to make up-front capital expenditures to implement these advanced technologies. For these clients, the software and client data are hosted at our data centers or at third-party locations, and clients typically sign multi-year contracts for these subscription-based services.
A description of our suites of products and services follows:
Financial Management and Education
Our financial management and education solutions are enterprise resource planning systems for the public sector, which integrate information across all facets of a client organization. Our financial management solutions include modular fund accounting systems that can be tailored to meet the needs of virtually any government agency or not-for-profit entity. Our financial management systems include modules for general ledger, budget preparation, fixed assets, requisitions, purchase orders, bid management, accounts payable, contract management, accounts receivable, investment management, inventory control, project and grant accounting, work orders, job costing, GASB reporting, payroll and human resources. All of our financial management systems are intended to conform to government auditing and financial reporting requirements and generally accepted accounting principles.
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
Tyler’s financial management and education solutions include Web components that enhance governments’ service capabilities by facilitating online access to information for both employees and citizens and enabling online transactions.
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
Also our product solutions provide a suite of financial and communications applications ranging from deposit technologies for commissary, ordering, and warehouse technology to a host of informational, electronic communications, security, accounting, and financial trust management components for correctional facilities.
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

NIC Digital Government Services
On April 21, 2021, we acquired NIC, Inc. (“NIC”). NIC delivers user-friendly digital services that make it easier and more efficient for citizens and businesses to interact with government providing valuable conveniences like applying for unemployment insurance, submitting business filings, renewing licenses, accessing information and making secure payments without visiting a government office. NIC digital government services designs, builds, and operates digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple digital channels. These digital government services consist of websites and applications NIC has built that allow consumers, such as businesses and citizens, to access government information, complete transactions and make electronic payments. NIC also provides payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.
We derive our revenues from five primary sources:
•Software licenses and royalties
•Subscription-based services
•Software services
•Maintenance and support
•Appraisal services
Software Licenses and Royalties
Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to “off-the-shelf” software licenses and specified upgrades at a point in time when control of the software license transfers to the customer, unless the software is not considered distinct. We consider "off-the-shelf" software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the customer for the customer’s purpose upon installation, and remaining services such as training are not considered highly interdependent or interrelated to the product's functionality.
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
We recognize royalty revenue when the sale occurs under the terms of our third-party royalty arrangements. Currently, our third-party royalties are recognized on an estimated basis and adjusted if needed, when we receive notice of amounts we are entitled to receive. We typically receive notice of royalty revenues we are entitled to and billed on a quarterly basis in the quarter immediately following the royalty reporting period and adjustments have not been significant.
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
As part of our subscription-based services, we provide e-filing solutions that simplify the filing and management of court related documents for courts and law offices. Revenues for e-filing are included in subscription-based revenues and are derived from transaction fees and in some cases, fixed fee arrangements. Other transaction-based fees primarily relate to digital government services and online payment services, which are sometimes offered with the assistance of third-party vendors, and online dispute resolution solutions.

Software Services
We provide a variety of professional services to clients who utilize our software products. Virtually all of our clients contract with us for installation, training, and data conversion services in connection with their implementation of Tyler’s software solutions. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, a data implementation team is generally onsite at the client’s facility or available via remote video conferencing to ensure the smooth go-live with the new system. Implementation fees are charged separately to clients on either a fixed-fee or hourly charge basis, depending on the contract.
Both in connection with the installation of new systems and on an ongoing basis, we provide extensive training services and programs related to our products and services. Training can be provided in our training centers, onsite at clients’ locations, at meetings and conferences, or remotely, and can be customized to meet clients’ requirements. The vast majority of our clients contract with us for training services, both to improve their employees’ proficiency and productivity and to fully utilize the functionality of our systems. Training services are generally billed on an hourly or daily basis, along with travel and other expenses.
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
In some instances, we also provide property tax and / or appraisal software products in connection with appraisal outsourcing projects, while other clients may only engage us to provide appraisal services. Appraisal outsourcing services are somewhat seasonal in nature to the extent that winter weather conditions reduce the productivity of data collection activities in connection with those projects.
STRATEGY
Our objective is to grow our revenue and earnings organically, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
•Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to clients our deep domain expertise in government operations through the highest value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the government market.

•Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for local governments, we continually upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. We regularly add new products and services to our portfolio through internal product development as well as acquisitions. We believe that the addition of new features and applications enhances the market appeal of our core products. We have also broadened our offerings of consulting and business process reengineering services.
•Accelerate our move to the cloud. We have offered most of our core products in both an on-premises license model and a cloud-based subscription model for several years and have seen a steady increase in the percentage of new software clients choosing our cloud model in recent years. Beginning in late 2019, we moved our approach to sales from “cloud-neutral” to “cloud-first,” with an increasing preference to provide our solutions in the cloud. We are making significant investments in optimizing our products to be deployed efficiently in the public cloud and over a multi-year period are transitioning from hosting clients in Tyler’s own data centers to utilizing Amazon Web Services (“AWS”) for cloud hosting.
•Expand our client base. We seek to establish long-term relationships with new clients primarily through our sales and marketing efforts. While we currently have clients in all 50 states, Canada, the Caribbean, the United Kingdom, Australia, and other international locations, some of our solutions have not fully achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our customer base to include larger jurisdictions. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve increasing success in selling to larger clients. We also expect to expand our presence in international markets by leveraging our leadership position in the United States through the disciplined pursuit of selected opportunities in other countries.
•Expand our existing client relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing clients do not fully utilize. Add-on sales to existing clients typically involve lower sales and marketing expenses than sales to new clients. In particular, we believe that the acquisition of NIC in April 2021 provides us with significant opportunities to sell Tyler software products into NIC’s client base and to provide NIC’s payment services to Tyler’s client base.
•Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $1.3 billion, or 79% of total revenues, in 2021. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $173.5 million in 2017 to $784.4 million in 2021.
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
•Attract and retain highly qualified employees. We believe that the depth and quality of our management and staff is one of our significant strengths, and that the ability to retain such employees is crucial to our continued growth and success. We believe that our stable management team, financial strength and growth opportunities, as well as our leadership position in the public sector market, enhance our attractiveness as an employer for highly skilled employees.
•Pursue strategic acquisitions. We selectively pursue strategic acquisitions that provide us with one or more of the following:
•New products and services to complement our existing offerings
•Entry into new markets related to the public sector
•New clients and/or geographic expansion
•Establish strategic alliances. In October 2019, we announced a strategic collaboration agreement with Amazon Web Services ("AWS") for cloud hosting services. This agreement brings together Tyler, the nation's largest software company exclusively focused on the public sector, and AWS, the broadest and deepest cloud platform. Specifically, the agreement with AWS provides the framework for development, training and collaboration in order to support next-generation applications that have the scalability, resiliency, and security AWS offers. AWS is assisting us in accelerating innovation and the development of strategic initiatives. These initiatives will bring the most advanced cloud-native services to Tyler clients, improving the flow of information and providing a better experience for state, local, and federal governments.

SALES, MARKETING AND CLIENTS
We market our products and services primarily through direct sales and marketing personnel located throughout the United States. Other in-house sales staff focus on add-on sales, professional services and support. For certain products we also utilize a partner network for both sales and professional services, primarily in the state and federal markets.
Sales of new systems are typically generated from referrals from other government offices or departments within a county or municipality, referrals from other local governments, relationships established between sales representatives and county or local officials, contacts at trade shows, direct mailings, and direct contact from prospects already familiar with us. We are active in numerous national, state, county, and local government associations and participate in annual meetings, trade shows, and educational events.
Clients consist primarily of federal, state, county and municipal agencies, school districts and other local government offices. In counties, clients include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, clients include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court and police. At the state and federal levels, clients include Chief Information Officers and agency heads. Contracts for software products and services are generally implemented over periods of three months to one year, although some complex implementations may span multiple years, with annually renewing maintenance and support update agreements thereafter. Although either the client or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. During 2021, approximately 30% of our revenue was attributable to ongoing support and maintenance agreements.
COMPETITION
We compete with numerous local, regional, and national firms that provide or offer some or many of the same solutions and services that we provide. Many of these competitors are smaller companies that may offer less expensive solutions than ours. Many of these firms operate within a specific geographic area and / or in a narrow product or service niche. We also compete with national firms, some of which have greater financial and technical resources than we do, including Oracle Corporation, Infor, SAP AG, Workday, Inc., CentralSquare Technologies, Thomson Reuters Corporation, Motorola Solutions, Inc., Axon Enterprise, Inc., and Constellation Software, Inc. In addition, we sometimes compete with consulting and systems integration firms, which develop custom systems, primarily for larger governments. We also occasionally compete with central internal information service departments of governments, which requires us to persuade the end-user department to discontinue service by its own personnel and outsource the service to us.
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
BACKLOG
At December 31, 2021, our revenue backlog was approximately $1.80 billion, compared to $1.59 billion at December 31, 2020. The backlog generally represents signed contracts under which the revenue has not been recognized. Approximately $840 million, or 47%, of the backlog is expected to be recognized during 2022.
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

HUMAN CAPITAL RESOURCES
Human Capital
Our experienced, collaborative team is one of the most significant contributors to our success in empowering the public sector to create smarter, safer, and stronger communities. Our effectiveness in attracting and developing talented team members, many of whom spend the majority of their careers at Tyler serving our public sector clients, demonstrates our commitment to providing a welcoming and safe workplace, with a culture, benefits, and opportunities for our team members to continually grow and develop their careers within Tyler.
As of December 31, 2021, we had approximately 6,800 team members. Approximately 280 of these team members are located in Canada and the Philippines; the remainder work remotely in the U.S. or are based in one of our nearly 90 U.S. offices. No Tyler employees are represented by unions. We believe our efforts in managing and supporting our workforce are effective, as evidenced by current levels of applicants, team member tenure, and high levels of engagement reported through continuous survey feedback from Tyler team members. The majority of Tyler team members worked remotely for most of 2021 until we officially returned to our offices on January 24, 2022. Our team continues to work collaboratively with and for our clients and partners across multiple work arrangements: fully office-based, fully remote and a blended approach of office-based and remote work each week which we refer to as flex-work. Regardless of where team members work, we do so together to develop for, sell to, implement and support our public sector clients.
At the end of 2021, Tyler’s U.S. workforce was 63% male and 37% female, and women represented 31% of Tyler’s leadership. In the U.S. our workforce was comprised as follows: 75% White, 8% Asian, 4% Hispanic or Latino, 5% Black or African American, and 8% Other. For our U.S. leadership, the breakdown was 97% White, 1% Asian, 0% Hispanic or Latino, 1% Black or African American, and 1% Other. We define leadership as positions which are one or two levels removed from our CEO with management responsibility. Race and gender reporting are based on information provided by team members. Voluntary workforce turnover (rolling 12-month attrition) was 12.5% as of December 31, 2021. This represents an increase over 2020 turnover which decreased during the pandemic. The average tenure of our team members is approximately seven years and approximately 26% of our employees have been employed by Tyler for more than ten years. The most frequent factor cited by team members leaving Tyler in 2021 was career change with a notable number of team members returning to roles in the public sector or taking roles in the education or healthcare sector. Compensation was also cited as a factor. Job offer compensation levels for roles in the tech sector continued to increase in the last half of 2021 at levels we have not experienced in well over a decade.
Investments in Talent
We are committed to providing Tyler team members with career growth opportunities and the training and resources necessary to continually strengthen their skills. Our talent assessment and development programs provide managers and employees with the resources needed to achieve career goals, build management skills and lead their teams.
For example, in 2021:
•1,100 Tyler team members participated in over 16,600 hours of AWS cloud certification training and achieved over 90 certifications and 600 accreditations as we continue to invest in developing the cloud skills of our team members.
•Over 200 Tyler managers participated in our 9-month New Manager Development program which includes targeted content and sessions focused on the core aspects of managing a team, 360-degree feedback, team and individual coaching, and a dedicated mentor.
•Division Presidents and Corporate Function Executives conducted annual leadership assessment and talent reviews with their HR leaders and leadership teams and identified talent development priorities within their teams.
•Our TylerU online training platform was utilized by over 6,400 team members who took advantage of content to support continuous learning, professional training and development.
Oversight and Management
Our Human Resources team is tasked with leading and supporting our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and our Diversity, Equity and Inclusion (“DEI”) efforts. Management periodically reports to the Board and its committees human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.

Health & Safety
We invest in the well-being of Tyler team members and their families. We provide a range of offerings in support of mental and emotional, financial, and physical health and wellness not only for our team members, but also for the family members who depend on them. The prolonged stressors of the COVID-19 pandemic continued in 2021, and we extended the new benefits introduced in 2020, including enhanced mental health and telehealth benefits, unlimited paid time off and full coverage for COVID illness and vaccinations.
Diversity and Inclusion
We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including our team members of color, veterans and members of our LGBTQ community. Our Women’s Leadership Network, Veteran’s Employee Resource group (ERG), and local office diversity councils, among other programs, serve to enhance our inclusive and diverse culture.
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
Risks Associated with Our Business, Including Our Software Products
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
In September 2020, we filed a Current Report on Form 8-K reporting a security incident (the "Incident") involving ransomware disrupting access to some of our internal IT systems and telephone systems. We promptly notified our clients of the Incident and provided timely updates to our clients through direct communications and updates to our website. There is no evidence that the environments where we host client applications were affected, and our hosting services to those clients were not interrupted. There was also no evidence of malicious activity on client networks associated with the Incident. We contained the Incident and recovered from it, resuming normal operations with our clients. We deployed supplemental remediation efforts as necessary and cooperated with law enforcement’s investigation.
Although we completed our investigation into the Incident and believe we contained and recovered from the Incident, we are subject to risk and uncertainties as a result of the Incident. There can be no assurance as to what the ongoing impact of the Incident will be, if any. We maintain cybersecurity insurance coverage in an amount that we believe is adequate.
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
We depend on third parties with whom we engage or collaborate for certain projects, deliverables, and/or financial transaction processes. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.
To satisfy our obligations under client contracts, we often engage third parties to provide certain deliverables or fulfill certain requirements. We may also use third parties to ensure that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver our solutions in a timely manner depends on our ability to retain and maintain relationships with third-party vendors and service providers and the ability of these third parties to meet their obligations in a timely manner, as well as on our effective oversight of their performance. If any third party fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations may be jeopardized. Third-party performance deficiencies could result in breaches of our obligations with respect to, or the termination for default of, one or more of our client contracts. A breach or termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows and financial condition and our ability to compete for future contracts and orders. A global economic slowdown, the COVID-19 pandemic, or similar circumstances could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our business, operating results or financial condition could be adversely affected.
In addition, we may act as subcontractor to a third-party prime contractor to secure new projects. Subcontracting arrangements where we are not the prime contractor pose unique risks to us because we may not have control over the customer relationship, and our ability to generate revenue under such subcontracts may depend on the prime contractor, its performance and relationship with the customer, and its relationship with us. We could suffer losses in the event a prime contract under which we serve as a subcontractor is terminated, whether for non-performance by the prime contractor or otherwise. Upon a termination of the prime contract, our subcontract would similarly terminate, and the resulting contract loss could have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

We rely on third-party providers—including Amazon Web Services—for hosting services and other technology-related services needed to deliver certain of our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
A material portion of our business is provided through software hosting services, which are sometimes hosted from and use computing infrastructure provided by third parties, including Amazon Web Services. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. If any of our data centers were to become inoperable for an extended period, we might be unable to fulfill our contractual commitments. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in client dissatisfaction, loss of revenue, and damage to our business.
Third-party hosting service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Because we cannot easily switch third-party hosting service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted. Problems faced by our hosting service providers could adversely affect the experience of our customers. For example, Amazon Web Services has experienced significant service outages in the past and may do so again in the future. In addition, the ongoing COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems or to run our business.
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
We employ third-party licensed software and software components for use in or with our solutions, and the inability to maintain these licenses or the presence of errors or security vulnerabilities in the software we license could limit the functionality of our products and result in increased costs or reduced service levels, which would adversely affect our business.
We incorporate and include third-party software into and with certain of our products and solutions. We also use third-party software and tools in certain areas of the development process for our solutions. We anticipate that we will continue to rely on such third-party software and development tools in the future. In addition, there can be no assurance that these third parties will continue to make their software or tools available to us on acceptable terms, or at all, not make their products available to our competitors on more favorable terms, invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software, or remain in business. Any impairment in our relationship with these third parties or our ability to license or otherwise use their software or tools could have a material adverse effect on our business, results of operations, cash flow, and financial condition. Although we believe that there are commercially reasonable alternatives to the third-party software and tools we currently license, this may not always be the case, or they may be difficult, time-consuming, or costly to replace. In addition, although we maintain a supplier security evaluation process, if the third-party software or tools we use has or have errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted, our customers may experience reduced service levels, and our business may suffer.
Certain of our solutions utilize open source software, and any failure to comply with the terms of one or more of these open source licenses could adversely affect our business.
Certain of our solutions include software covered by open source licenses. The terms of various open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. It is possible under the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, that we could be required to release the source code of our proprietary software and make our proprietary software available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. In addition to risks related to license requirements, use of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
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
COVID-19 may adversely affect our business and results of operations.
We expect that the continued global spread of COVID-19 may negatively impact our business and financial results in fiscal year 2022. As the virus continues to spread, it has resulted in authorities implementing ongoing measures to contain the virus, including travel bans and restrictions, quarantines, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will continue to have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, we do expect the pandemic may negatively impact our revenues and other financial results.
Because an increasing portion of our revenues are recurring, the effect of COVID-19 on our results of operations may also not be fully reflected for some time. We may see some more immediate impact on our business should there be new delays in government procurement processes and uncertainty around public sector budgets, or new delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues.
Appraisal and software implementations projects may be delayed if clients put projects on hold or slow projects by extending go-live dates. While we have the ability to deliver most of our professional services remotely, some of our professional services, including appraisal assessments, are more effective when performed on-site, and certain clients may continue to insist on on-site services in any event. In addition, our delivery of some professional services requires the availability of client personnel. There may be a negative impact on our revenues if we are unable to deliver these services. Also, we expect software licenses and subscriptions revenues to be negatively affected if there are delays in procurement processes. Some clients could request changes to payment terms, negatively impacting the timing of collections of accounts receivables in future periods. For the twelve months ended December 31, 2021, 79% of our total revenue and earnings are relatively predictable as a result of our subscription and maintenance revenue, which is recurring in nature; thus the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.
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
We believe we are a leading provider of integrated solutions for the public sector. However, we face competition from a variety of software vendors that offer products and services similar to those offered by us, as well as from companies offering to develop custom software. We compete based on a number of factors, including:
•The attractiveness of our “evergreen” business model
•The breadth, depth, and quality of our product and service offerings
•The ability to modify our offerings to accommodate particular clients’ needs
•Technological innovation
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
We could face additional competition as other established and emerging companies enter the public sector software market and new products and technologies are introduced. Increased competition could result in pricing pressure, fewer client orders, reduced gross margins, and loss of market share. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective clients. It is possible that new competitors or alliances may emerge and rapidly gain significant market share. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business.
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
Risks Related to Our Indebtedness
Servicing our indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not otherwise have the ability to raise the funds necessary to settle for cash conversions of the Convertible Senior Notes or to repurchase the Convertible Senior Notes upon a fundamental change, or to repay our indebtedness obligations under our 2021 Credit Agreement, each of which could adversely affect our business and results of operations.
As of December 31, 2021, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes and $755 million under our 2021 Credit Agreement. In April 2021, we entered into the 2021 Credit Agreement with significantly increased borrowing capacity of up to $1.4 billion and on the closing of the acquisition of NIC on April 21, 2021, we borrowed initial loans in the aggregate principal amount of $1.15 billion. The 2021 Credit Agreement also has an option to increase the amount available up to an additional $500 million subject to our leverage and other factors. The proceeds from the issuance of our Convertible Senior Notes and from loans under the 2021 Credit Agreement were used as sources of funding for the acquisition of NIC. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
Covenant restrictions under our indebtedness may limit our ability to operate our business and may adversely affect our financial condition, results of operations, and earnings per share.
The Indenture governing the Notes and the 2021 Credit Agreement do, and our future indebtedness agreements may, contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Subject to customary carve-outs, thresholds and baskets, the 2021 Credit Agreement (and the Indenture by means of a cross-default) restricts, absent consent of the agent and lenders under the 2021 Credit Agreement, our ability and the ability of our restricted subsidiaries to, among other things:
•    Incur additional indebtedness,
•    Permit liens on our assets,
•    Make certain investments, acquisitions and dispositions,
•    Make certain specified fundamental changes, and
•    Make certain restricted payments.
In addition, the 2021 Credit Agreement (and the Indenture by means of a cross-default) contains other customary affirmative and negative covenants, and events of default. The 2021 Credit Agreement is unsecured but requires us to maintain certain financial ratios regarding our total leverage and interest coverage and other financial conditions in addition to the restrictions described above. Events beyond our control, including changes in general economic and business conditions, may result in a breach of any of these covenants and result in a default under the 2021 Credit Agreement that may, in turn, result in a default under the Indenture. If an event of default under the 2021 Credit Agreement occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the guarantees by our direct and indirect material domestic subsidiaries. Should the lenders proceed against the guarantees, we cannot give assurance that we would have sufficient assets to pay amounts due on the 2021 Credit Agreement and the Convertible Senior Notes.
Variable rate indebtedness subjects the Company to interest rate risk, which could cause our debt service obligations to increase significantly.
Our borrowings under the 2021 Credit Agreement are, and are expected to continue to be, at variable rates of interest and expose Tyler to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Revolving credit facility loans and Term A-1 Loans under the 2021 Credit Agreement bear interest at a per annum rate equal to, at our option, either (1) the administrative agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. Our Term A-2 Loans bear interest, at our option, at a per annum rate of either (1) the Base Rate plus a margin of 0.00% to 0.50% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.50%. The margin in each case is based upon our total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. Based on the debt under the 2021 Credit Agreement, the aggregate principal outstanding balance as of December 31, 2021 is $755.0 million, and each quarter point change in interest rates would result in a $1.9 million change in annual interest expense.
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
Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including:
•The size of license transactions can vary significantly
•Clients may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel
•Client purchasing processes vary significantly and a client’s internal approval, expenditure authorization, and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor
•The number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions
•We may have to defer revenues under our revenue recognition policies and GAAP
•Clients may elect subscription-based arrangements, which result in lower software license revenues in the initial year as compared to traditional, on-premise software license arrangements, but generate higher recurring revenues over the term of the contract
In each fiscal quarter, our expense levels, operating costs, and hiring plans are based to some extent on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in operating results. Also, if actual revenues or earnings for any given quarter fall below expectations, it may lead to a decline in our stock price.

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
Our continued success will depend upon the availability and performance of our key management, sales, marketing, client support, and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our continued success will depend in large part upon our ability to attract, integrate, and retain such personnel. We have at times experienced and continue to experience challenges, in recruiting qualified personnel. Competition for qualified software development, sales, and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. In addition, competitive job markets may increase our costs relating to compensation packages due to higher salary expectations and pressures.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.    PROPERTIES.
We occupy a total of approximately 1.4 million square feet of office space, of which approximately 746,000 square feet is in various office facilities we own. We own or lease offices for our major operations in the states of Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Illinois, Iowa, Kansas, Maine, Massachusetts, Michigan, Missouri, Montana, New Hampshire, New York, North Carolina, Ohio, Tennessee, Texas, Virginia, Washington, Washington D.C., Wisconsin, Ontario and British Columbia, Canada, the Philippines and the Bahamas.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL”. At December 31, 2021, we had approximately 1,090 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 1,090 beneficial owners of our common stock.
We did not pay any cash dividends in 2021 or 2020. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock incentive plan, restricted stock units and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants, purchase rights and vesting of restricted stock units as of December 31, 2021	Weighted average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2021)
Plan Category
Equity compensation plans approved by security shareholders:
2018 Incentive Stock Plan	1,777,620	$234.87	1,867,041
Employee Stock Purchase Plan	8,044	457.26	628,719
Equity compensation plans not approved by security shareholders	—	—	—
	1,785,664	$235.87	2,495,760
As of December 31, 2021, we had authorization to repurchase up to approximately 2.4 million additional shares of Tyler common stock. During 2021, we purchased approximately 33,000 shares of our common stock for an aggregate purchase price of $13.0 million.
A summary of the repurchase activity during 2021 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	—	—	$—	2,447,176
Three months ended June 30	32,600	—	398.00	2,414,576
Three months ended September 30	—	—	—	2,414,576
October 1 through October 31	—	—	—	2,414,576
November 1 through November 30	3	—	541.89	2,414,579
December 1 through December 31	—	—	—	2,414,579
	32,603	—	$398.01
The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2019. There is no expiration date specified for the authorization, and we intend to repurchase stock under the program from time to time.
As of February 23, 2022, we had remaining authorization to repurchase up to 2.4 million additional shares of our common stock.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2016. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$450
$375
$300
$225
$150
$75
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Tyler Technologies, Inc.
S&P 500 Stock Index
S&P 600 Information Technology Index

Company / Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Tyler Technologies, Inc.	100	124.01	130.15	210.14	305.75	376.79
S&P 500 Stock Index	100	121.83	116.49	153.17	181.35	233.41
S&P 600 Information Technology Index	100	110.28	100.43	140.19	179.18	227.28
ITEM 6.
This section has been eliminated as a result of adopting the November 19, 2020 amendment to Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. For a comparison of our Results of Operations for the years ended December 31, 2020, and 2019, and our Cash Flow discussion for the year ended December 2020, see “Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 19, 2021.
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) the ongoing effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; (2) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (3) disruption to our business and harm to our competitive position resulting from cyber-attacks and security vulnerabilities; (4) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (5) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (6) material portions of our business require the Internet infrastructure to be adequately maintained; (7) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (8) general economic, political and market conditions; (9) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (10) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (11) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (12) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
OVERVIEW
General
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of cities, counties, states, schools, federal agencies, and other government entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), transaction and payment processing solutions, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. We also provide property appraisal outsourcing services for taxing jurisdictions.
Our products generally automate nine major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, (6) land and vital records management, (7) data and insights, (8) platform technologies, and (9) NIC digital government and payments. We report our results in three segments. The Enterprise Software (“ES”) segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management; courts and justice processes; public safety; planning, regulatory and maintenance; data analytics; and platform technologies. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as provides property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction. On April 21, 2021, the Company acquired NIC, Inc. (“NIC”) resulting a new reportable segment, as its operating results meet the criteria as a reportable segment. The operating results of NIC are included with the operating results of the NIC segment from the date of acquisition.
As of January 1, 2021, certain administrative costs related to information technology, which were previously reported in the ES and A&T segments, were moved to the Corporate segment to reflect changes in the way management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. Prior year amounts for all segments have been adjusted to reflect the segment change. See Note 15, "Segment and Related Information," in the notes to the consolidated financial statements for additional information.
Recent Acquisitions
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
On September 1, 2021, we acquired VendEngine, Inc (VendEngine) as contemplated by the Agreement and Plan of Merger dated June 3, 2021. As result of the merger, VendEngine became a direct subsidiary of the Company. VendEngine is a cloud-based software provider focused on financial technology for the corrections market. The total purchase price, net of cash acquired of $1.7 million, was approximately $83.8 million, consisting of $80.2 million paid in cash, and approximately $5.4 million related to indemnity holdbacks, subject to certain post-closing adjustments.
On April 21, 2021 (“the Closing Date”), we acquired NIC as contemplated by the Agreement and Plan of Merger dated February 9, 2021. As result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries. NIC is a leading digital government solutions and payment company that primarily serves federal and state government agencies. The total purchase price, net of cash acquired of $331.8 million, was approximately $2.0 billion, consisting of cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards, subject to post-closing adjustments.
On March 31, 2021, we completed two acquisitions, Glass Arc, Inc. (dba ReadySub) and DataSpec, Inc. (DataSpec), for the combined purchase price of $12.1 million.
2021 Credit Agreement
In connection with the completion of the acquisition of NIC, on the Closing Date we, as borrower, entered into a new $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026. The 2021 Credit Agreement replaces and terminates the Company’s previous $400 million credit facility pursuant to the Credit Agreement dated as of September 30, 2019 (the “2019 Credit Agreement”). The Company’s previously announced commitment from Goldman Sachs Bank USA for a $1.6 billion 364-day senior unsecured bridge loan facility also terminated on the Closing Date. The net proceeds from the borrowings under the 2021 Credit Agreement were $1.1 billion, net of debt discounts of $7.2 million and debt issuance costs of $4.9 million and $6.4 million of commitment fees paid related to the terminated $1.6 billion unsecured bridge loan facility.
As of December 31, 2021, we had $755.0 million in outstanding principal and available borrowing capacity of $500 million under our 2021 Credit Agreement.
0.25% Convertible Senior Notes
On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 in the aggregate principal amount of $600.0 million (“the Convertible Senior Notes” or “the Notes”). The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 9, 2021, with U.S. Bank National Association, as trustee. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million.

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
As of December 31, 2021, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes.
2021 Operating Results
For the twelve months ended December 31, 2021, total revenues increased 42.6% compared to the prior year. Excluding the impact of acquisitions, total revenues increased 8.9% compared to prior year. Revenues from acquisitions contributed 33.7% of growth for the twelve months ended December 31, 2021.
Subscriptions revenue grew 123.7% for the twelve months ended December 31, 2021, due to an ongoing shift toward a cloud-based, software as a service business model, as well as the inclusion of transaction-based revenues from NIC’s digital government and payments processing businesses. Excluding the impact of recent acquisitions, subscriptions revenue increased 23.4% for the twelve months ended December 31, 2021.
Our backlog at December 31, 2021 was $1.80 billion, a 12.6% increase from last year.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
Revenues – We derive our revenues from five primary sources: sale of software licenses and royalties; subscription-based arrangements; software services; maintenance; and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 79.1% of our revenue in 2021. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver of our revenue growth, together with new software license sales and maintenance rate increases. In addition, we also monitor our customer base and turnover, which historically is very low. During 2021, based on our number of customers, turnover was approximately 2%.
Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2021, our total employee count increased to 6,778 from 5,536 at December 31, 2020, including 1,063 employees who joined Tyler through acquisitions in 2021.
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

Impacts of the COVID-19 Pandemic
Although market activity improved throughout 2021 in most sectors of our business and continues to trend to near or above pre-pandemic levels, the pandemic continues to delay some government procurement processes and is expected to impact our ability to complete certain implementations, negatively impacting our revenue. We continue to monitor these trends in order to respond to the ever-changing impact of COVID-19 on our clients and Tyler’s operations.
For the twelve months ended December 31, 2021, excluding the impact of 2021 acquisitions, the impact of the COVID-19 pandemic resulted in lower revenues from software services. Software services revenues have been affected by a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site. Lower revenues compared to prior periods were partially offset by continued cost savings attributed to lower spend on travel and user conferences and trade show expenses. As travel restrictions are relaxed, software services and appraisal services revenues are increasing. Also, we have adapted the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.
For the twelve months ended December 31, 2021, total revenues include COVID-related subscriptions revenue and software services revenues of $75.0 million from NIC's TourHealth, pandemic unemployment services, and Virginia rent relief offerings. We currently expect that these low margin COVID-related revenues from TourHealth and pandemic unemployment will wind down in the first half of 2022, while revenues from the Virginia rent relief program are expected to continue through 2022.
Revenues from subscriptions and maintenance, which we consider recurring in nature, comprised 79.1% of our total consolidated revenue for the twelve months ended December 31, 2021, and include transaction-based revenue streams such as transaction and payment processing, e-filing, and digital government services. As of December 31, 2021, we had $407.8 million in cash and investments and available borrowing capacity of $500.0 million under our 2021 Credit Agreement. We had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes, and $755 million outstanding under our 2021 Credit Agreement as of December 31, 2021. During the fourth quarter of 2021, we completed our annual assessment of goodwill which did not result in an impairment charge. Therefore, we have recorded no impairment as of and for the period ended December 31, 2021. We identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the period ended December 31, 2021. However, due to significant uncertainty surrounding COVID-19 and market conditions, there are no assurances conditions will not deteriorate in the future.
Recent adoption of new accounting pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This standard will be effective for the Company’s fiscal years beginning in the first quarter of 2022, with early adoption permitted. The Company has elected to early adopt this standard as of January 1, 2021. Our accounting and disclosures related to our Convertible Senior Notes issued on March 9, 2021, reflect the requirements of this standard. For further information, please refer to Note 6, “Debt.”
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
Recent Accounting Guidance not yet Adopted
In October 2021, the FASB issued ASU 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805)(“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption is permitted. We early adopted as of January 1, 2022. Adopting this standard could have a material impact on revenue associated with an acquired business.

Outlook
The local government software market continues to be active with sales activity trending at or near pre-pandemic levels in most sectors of our business, and our backlog at December 31, 2021 reached $1.80 billion, a 12.6% increase from the prior year. We expect to continue to achieve solid growth in revenue and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development and accelerating our move to the cloud to better position us to continue to expand our addressable market and strengthen our competitive position over the long term. The expenses associated with the cloud transition are expected to pressure operating margins in 2022 and 2023.
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
Subscription-based services consist of revenues derived from SaaS arrangements, which primarily utilize the Tyler private cloud, transaction and payment processing, electronic filing transactions, and digital government services. Revenue from subscription-based services is generally recognized over time on a ratable basis over the contract term, beginning on the date that our service is made available to the customer. For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. We recognize SaaS arrangements ratably over the terms of the arrangements, which range from one to ten years, but are typically for periods of three to five years. For software services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
For transaction and payments revenue and e-filing transaction fees, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
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
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $12.1 million and $9.3 million at December 31, 2021, and December 31, 2020, respectively, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses, and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. We review unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue, which represents billings in excess of revenue earned. The majority of this liability consists of subscriptions and maintenance billings for which payments are made in advance and the revenue is ratably earned over the subscription or maintenance period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product have not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.

Business Combinations. Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information.
For tangible and identifiable intangible assets acquired in a business combination, management estimates the fair value of assets acquired and liabilities assumed based on quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants.
Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain new information about facts and circumstances that existed as of the closing date. If actual results are materially different than the assumptions we used to determine fair value of the assets acquired and liabilities assumed through a business combination as well as the estimated useful lives of the acquired intangible assets, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations.
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
We have historically performed our annual assessment of goodwill impairment as of April 1. During the second quarter of 2021, we voluntarily changed the date of our annual assessment of goodwill to October 1 for all reporting units. The change in testing date for goodwill impairment is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with our annual planning process. The change in the assessment date did not delay or avoid a potential impairment charge nor did it change our requirement to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present. To ensure that no lapse in an assessment occurred since the prior period, we performed qualitative assessments as of April 1, for all reporting units except for the data and insights and platform technologies reporting units. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill associated with our data and insights and platform technologies reporting units as of April 1, 2021. As a result of our interim qualitative and quantitative assessments, we concluded no impairment existed.
During the fourth quarter, as part of our annual impairment test as of October 1, we performed qualitative assessments for all reporting units except for recently acquired businesses. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill associated with our recently acquired businesses, data and insights, NIC, and platform technologies reporting units, and concluded no impairment existed as of our annual assessment date. The data and insights, NIC, and platform technologies business units combined goodwill was $1.6 billion, or 68%, of total goodwill as of December 31, 2021. Our annual goodwill impairment analysis did not result in an impairment charge. During 2021, we have recorded no impairment to goodwill as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end.

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
All intangible assets (other than goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets. During 2021, we did not identify any triggering events that would indicate that the carrying amount of our intangible assets may not be recoverable.
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

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2021, 2020 and 2019.

	Percentage of Total Revenues Years Ended December 31,
	2021	2020	2019
Revenues:
Software licenses and royalties	4.6%	6.5%	9.2%
Subscriptions	49.3	31.4	27.3
Software services	13.2	16.7	19.6
Maintenance	29.8	41.9	39.6
Appraisal services	1.7	1.9	2.2
Hardware and other	1.4	1.6	2.1
Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of software licenses, royalties and acquired software	3.2	3.2	3.2
Cost of subscriptions, software services and maintenance	50.3	45.8	46.2
Cost of appraisal services	1.2	1.4	1.4
Cost of hardware and other	0.8	1.1	1.6
Selling, general and administrative expenses	24.5	23.2	23.7
Research and development expense	5.9	7.9	7.5
Amortization of customer and trade name intangibles	2.8	1.9	2.0
Operating income	11.3	15.5	14.4
Interest expense	(1.5)	(0.1)	(0.2)
Other income, net	0.1	0.3	0.5
Income before income taxes	9.9	15.7	14.7
Income tax (benefit) provision	(0.2)	(1.8)	1.2
Net income	10.1%	17.5%	13.5%

2021 Compared to 2020
Revenues
Acquisitions
On April 21, 2021, we acquired NIC and as result of the merger, NIC became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries. NIC is a leading digital government solutions and payment company that serves federal, state and local government agencies.
The following table details revenue (in thousands) for NIC for the period from acquisition through December 31, 2021, which is included in our consolidated statements of income from the date of acquisition. The results of NIC are included with the operating results of the NIC segment from the date of acquisition.

2021
Revenues:
Software licenses and royalties	$—
Subscriptions	344,692
Software services	23,665
Maintenance	560
Appraisal services	—
Hardware and other	—
Total revenues	$368,917

Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
ES	$68,101	$64,200	$3,901	6%
A&T	6,351	8,964	(2,613)	(29)
NIC	—	—	—	—
Total software licenses and royalties revenue	$74,452	$73,164	$1,288	2%
Software licenses and royalties revenue increased 2% compared to the prior year. The growth is primarily attributed to several large on-premise sales of our courts and justice, enterprise, and platform technologies solutions partially offset by the shift in the mix of new software contracts toward more subscription-based agreements compared to the prior year. Our mix of new software contracts in 2021 was approximately 33% perpetual software license arrangements and approximately 67% subscription-based arrangements compared to total new client mix in 2020 of approximately 38% perpetual software license arrangements and approximately 62% subscription-based arrangements.
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

Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
ES	$406,494	$326,284	$80,210	25%
A&T	33,249	24,364	8,885	36
NIC	344,692	—	344,692	100
Total subscriptions revenue	$784,435	$350,648	$433,787	124%
Subscription-based revenue primarily consists of revenue derived from our SaaS arrangements. As part of our subscription-based services, we also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements. Other sources of subscription-based services are derived from transaction-based fees primarily related to digital government services and payment processing.
Subscription-based revenue increased 124% compared to 2020, primarily due to the inclusion of NIC’s revenues from the date of acquisition. Excluding the impact of revenue from 2021 acquisitions of $351.7 million, subscriptions revenue increased 23.4%. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscription revenue increase. In 2021, we added 533 new SaaS clients and 239 existing clients elected to convert to our SaaS model. Also, transaction-based fees contributed $19.1 million to the increase in subscription revenue due to the increased volumes of online payments and slightly increased e-filing services volumes in 2021.
Software services.
The following table sets forth a comparison of our software services revenue for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
ES	$167,065	$164,520	$2,545	2%
A&T	18,661	21,889	(3,228)	(15)
NIC	23,665	—	23,665	100
Total software services revenue	$209,391	$186,409	$22,982	12%
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
Software services revenue increased 12% compared to the prior year period, primarily due to the inclusion of NIC’s revenues from the date of acquisition. Excluding the impact of revenue from 2021 acquisitions of $23.8 million, software services revenue declined 0.5%. The decline in software services revenue is primarily attributed to a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site. Also contributing to the decline is the increase of clients selecting our cloud solutions instead of our on-premises license arrangements which typically require more professional services.

Maintenance.
The following table sets forth a comparison of our maintenance revenue for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
ES	$438,726	$429,224	$9,502	2%
A&T	35,001	38,289	(3,288)	(9)
NIC	560	—	560	100
Total maintenance revenue	$474,287	$467,513	$6,774	1%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue was essentially flat and grew 1% compared to the prior year. Maintenance revenue increased mainly due to contributions of maintenance revenue from recent acquisitions and completing the recognition of the majority of acquisition-related deferred maintenance revenue that was fair valued at rates below Tyler's average maintenance rate in prior periods. The remainder of the increase is attributed to annual maintenance rate increases and growth in our installed customer base from new software license sales, offset by attrition, the impact of customers selecting our SaaS solutions instead of on-premises solutions, and clients converting from on-premises license arrangements to subscriptions.
Appraisal services.
The following table sets forth a comparison of our appraisal services revenue for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
ES	$—	$—	$—	—%
A&T	27,788	21,127	6,661	32
NIC	—	—	—	—
Total appraisal services revenue	$27,788	$21,127	$6,661	32%
In 2021, appraisal services revenue increased 32% compared to the prior year primarily due to relaxed travel restrictions allowing for the ramp-up of appraisal services for several new revaluation contracts which started in recent quarters. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
Software licenses and royalties	$5,877	$3,339	$2,538	76%
Acquired software	45,601	31,962	13,639	43
Subscriptions, software services and maintenance	799,158	510,504	288,654	57
Appraisal services	19,061	15,945	3,116	20
Hardware and other	12,946	12,401	545	4
Total cost of revenues	$882,643	$574,151	$308,492	54%
The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

Gross margin percentage	2021	2020	Change
Software licenses, royalties and acquired software	30.9%	51.8%	(20.9)%
Subscriptions, software services and maintenance	45.6	49.2	(3.6)
Appraisal services	31.4	24.5	6.9
Hardware and other	41.0	30.3	10.7
Overall gross margin	44.6%	48.6%	(4.0)%

Software licenses, royalties and acquired software. Cost of software licenses, royalties and acquired software is primarily comprised of amortization expense for acquired software and third-party software costs. We do not have any direct costs associated with royalties. The gross margin decrease of 20.9% is due to the increased amortization expense related to acquired software from acquisitions completed in 2021.
Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development, on-going operation of SaaS, digital government, and other transaction-based services such as e-filing. Other costs included are interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business. In 2021, the subscriptions, software services and maintenance gross margin declined 3.6% compared to the prior year primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 acquisitions, gross margin was 49.0% in 2021, a decrease of 0.2%, primarily due to higher employee headcount. Our implementation and support staff grew by 125 employees since December 31, 2020, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. The decline in margin is partially offset by improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services.
Appraisal services. Appraisal services revenue comprised approximately 1.7% of total revenue. The appraisal services gross margin increase of 6.9% compared to 2020 is primarily due to ramping of several new revaluation projects and cost savings attributed to lower travel expenses associated with appraisal projects. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Gross Margin. Our 2021 blended gross margin decreased 4.0% compared to 2020, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 acquisitions, overall gross margin was 48.5% in the current year period. The slight decrease of 0.1% in overall gross margin is attributed to increased amortization expense related to acquired software from recent acquisitions, partially offset by a reduction in software services revenue from reimbursable travel that has little to no margin, as well as improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for administrative and sales and marketing employees, as well as, professional fees, trade show activities, advertising costs and other marketing costs. The following table sets forth a comparison of our SG&A expenses for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
Selling, general and administrative expenses	$390,579	$259,561	$131,018	50%
SG&A as a percentage of revenue was 24.5% in 2021 compared to 23.2% in 2020. SG&A expense increased approximately 50% compared to the prior year period, primarily due to the inclusion NIC’s SG&A expenses. Excluding the impact of SG&A expense from 2021 acquisitions of $49.1 million, SG&A increased 31.6% compared to prior year periods. The increase in SG&A is attributed to transaction costs related to recent acquisitions, higher stock compensation expense, higher bonus and commission expense due to improved operating results and other administrative expenses compared to prior periods. In 2021, SG&A includes $23.5 million of transaction expenses related to acquisitions completed in 2021. We also incurred $1.6 million of expense related to a separation agreement with NIC's former Chief Executive Officer. During 2021, stock compensation expense rose $31.8 million compared to prior periods, primarily due to an increase in share-based awards issued in connection with our stock compensation plan coupled with the higher fair value of each share-based award due to the increase in our stock price. SG&A expense also included $3.2 million related to an accrual for litigation.

Research and Development Expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. The following table sets forth a comparison of our research and development expense for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
Research and development expense	$93,481	$88,363	$5,118	6%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
Research and development expense increased 6% in 2021 compared to the prior year period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development at recently acquired businesses. To support these initiatives, our research and development staff grew by 107 since December 31, 2020.
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

			Change
($ in thousands)	2021	2020	$	%
Amortization of customer and trade name intangibles	$44,849	$21,662	$23,187	107%
Amortization of customer and trade name intangibles increased due to the impact of intangibles added with several acquisitions completed in 2021.
Estimated annual amortization expense relating to customer, trade name, and lease acquisition intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years and thereafter is as follows (in thousands):

2022	$55,044
2023	54,971
2024	54,421
2025	53,769
2026	52,801
Thereafter	556,138
Interest Expense
The following table sets forth a comparison of interest expense for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
Interest expense	$(23,298)	$(1,013)	$(22,285)	2,200%
Interest expense is primarily comprised of interest expense and commitment and other fees associated with our borrowings. The change in interest expense compared to the prior period is attributable to higher levels of borrowings related to the 2021 Credit Agreement and Convertible Senior Notes, including $6.4 million related to the senior unsecured bridge loan facility commitment fee in 2021.

Other Income, Net
The following table sets forth a comparison of other income, net for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
Other income, net	$1,544	$3,129	$(1,585)	(51)%
Other income is comprised of interest income from invested cash. The decrease in other income, net compared to the prior period is attributable to the significant decrease in interest rates on invested cash balances since March 2020, partially offset by higher levels of invested cash.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the years ended December 31:

			Change
($ in thousands)	2021	2020	$	%
Income tax (benefit) provision	$(2,477)	$(19,778)	$17,301	(87)%

Effective income tax rate	(1.6)%	(11.3)%
The increase in the income tax provision and the effective income tax rate in 2021 compared to the prior year is primarily due to a decrease in excess tax benefits from share-based compensation in 2021. The share-based exercise and vesting activity in 2021 generated $47.7 million of excess tax benefits, while exercise and vesting activity in 2020 generated $60.2 million of excess tax benefits. Excluding the impact of the excess tax benefits, our income tax provision and effective tax rate in 2021 would have been $45.2 million and 28.4% and in 2020, would have been $40.4 million and 23.1%, respectively.
The effective income tax rates in both 2021 and 2020 differed from the United States federal statutory corporate income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards, the tax benefit of research tax credits and the release of reserves for unrecognized income tax benefits resulting from expiration of the statutes of limitations for certain tax years, offset by state income taxes and non-deductible business expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2021, we had cash and cash equivalents of $309.2 million compared to $603.6 million at December 31, 2020. We also had $98.7 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of December 31, 2021, compared to $154.8 million at December 31, 2020. These investments mature from 2022 through 2027. During the fourth quarter, Management determined that our investment portfolio would no longer be held to maturity. The impact to the financial statements in the current year is not material. Cash and cash equivalents consist of cash on deposit with several domestic banks and money market funds. As of December 31, 2021, we had $748.5 million outstanding borrowings under our 2021 Credit Agreement and one outstanding letter of credit totaling $2.0 million in favor of a client contract. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the credit markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the years ended December 31:

($ in thousands)	2021	2020	2019
Cash flows provided (used) by:
Operating activities	$371,753	$355,089	$254,720
Investing activities	(2,090,935)	(98,320)	(245,015)
Financing activities	1,424,730	114,172	88,698
Net (decrease) increase in cash and cash equivalents	$(294,452)	$370,941	$98,403
Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We currently believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, and share repurchases for at least the next twelve months.
In 2021, operating activities provided cash of $371.8 million compared to $355.1 million in 2020. Operating activities that provided cash were primarily comprised of net income of $161.5 million, non-cash depreciation and amortization charges of $135.6 million, non-cash share-based compensation expense of $104.7 million and non-cash decrease in operating lease right-of-use assets of $10.2 million. Working capital, excluding cash, decreased approximately $43.1 million due to mainly due to timing of payments to and receipts from our government partners and end-user consumers, timing of prepaid expenses, timing of payments of payroll related taxes and vendor invoices, and deferred taxes associated with stock option activity during the period. These increases were offset by the timing of tax payments and an increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Days sales outstanding in accounts receivable were 108 days at December 31, 2021, compared to 121 days at December 31, 2020. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The decrease in DSO compared to December 31, 2020, is attributed to improved collection efforts and a reduction in unbilled receivables related to contracts under which revenue is being recognized on the percentage of completion basis.
Investing activities used cash of $2.1 billion in 2021 compared to $98.3 million in 2020. We invested $77.5 million and received $131.4 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2022 through 2027. On March 31, 2021, we completed two acquisitions with the total purchase price, net of cash acquired, of $12.1 million paid in cash. On April 21, 2021, we completed the acquisition of NIC for the total purchase price of $2.0 billion, net of cash acquired of $331.8 million, including cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards. On September 1, 2021, we acquired VendEngine for the total purchase price, net of cash acquired of $1.7 million, of approximately $83.8 million consisting of $80.2 million paid in cash and approximately $5.4 million related to indemnity holdbacks, subject to certain post-closing adjustments. On September 9, 2021, we acquired all of the equity interest of Arx for the total purchase price, net of cash acquired, of approximately $12.8 million, of which $12.3 million was paid in cash and approximately $0.5 million was accrued for indemnity holdbacks. Approximately $33.9 million was invested in property and equipment, including $12.8 million related to real estate. In addition, approximately $21.7 million of software development was capitalized in 2021. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, with the majority associated with our data centers supporting growth in our cloud-based offerings. These expenditures were funded from cash generated from operations.
Investing activities used cash of $98.3 million in 2020. We invested $156.6 million and received $82.7 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities. During 2020, we received $15.0 million in proceeds from the sale of the investment in convertible preferred stock representing a 20% interest in Record Holdings to BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V.L.P. During the same period, we purchased $10.0 million in common stock representing a 18% interest in BFTR, LLC. We paid $1.3 million in working capital and indemnity holdbacks in connection with the 2019 acquisition of Courthouse Technologies, Ltd. Approximately $22.7 million was invested in property and equipment, including $9.9 million related to real estate. In addition, approximately $5.8 million of software development was capitalized in 2020. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings. These expenditures were funded from cash generated from operations.
Financing activities provided cash of $1.4 billion in 2021 compared to $114.2 million in 2020. Financing activities in 2021 were primarily comprised of proceeds from the issuance of the Convertible Senior Notes and the 2021 Credit Agreement. On March 9, 2021, we issued $600 million aggregate principal amount of Convertible Senior Notes. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million. On April 21, 2021, in connection with the completion of the NIC acquisition, the Company, as borrower, entered into a new 2021 Credit Agreement with various lenders consisting of an unsecured revolving credit facility of up to $500 million and unsecured term loans totaling $900 million. The net proceeds from the borrowings under the 2021 Credit Agreement were $1.1 billion, net of debt discounts of $7.2 million and debt issuance costs of $4.9 million and $6.4 million of commitment fees paid related to the terminated $1.6 billion unsecured bridge loan facility. During the twelve months ended December 31, 2021, we repaid $250.0 million of the unsecured revolving credit facility and $145.0 million of the unsecured term loans. The remainder of the financing activities comprised of receipts of $109.9 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 33,000 shares of our common stock for an aggregate purchase price of $13.0 million.
Financing activities provided cash of $114.2 million in 2020. Financing activities in 2020 were primarily comprised of receipts of $135.3 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 59,000 shares of our common stock for an aggregate purchase price of $15.5 million.

In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of Tyler common stock. The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2019. As of February 23, 2022, we had remaining authorization to repurchase up to 2.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.
As of December 31, 2021, we had $755.0 million in outstanding principal and available borrowing capacity of $500 million under our 2021 Credit Agreement and an aggregate principal amount of $600 million of our Convertible Senior Notes. We paid interest of $17.7 million, including $6.4 million related to the senior unsecured bridge loan facility commitment fee in 2021, $0.6 million in 2020, and $1.8 million in 2019. See Note 6, “Debt,” to the Consolidated Financial Statements for discussions of the Convertible Senior Notes and the 2021 Credit Agreement.
We paid income taxes, net of refunds received, of $2.2 million in 2021, $3.3 million in 2020, and $21.3 million in 2019. In 2021, we experienced significant stock option exercise activity that generated net tax benefits of $47.7 million and reduced tax payments accordingly. In 2020 and 2019, excess tax benefits were $60.2 million and $29.8 million, respectively.
We anticipate that 2022 capital spending will be between $65 million and $70 million, including approximately $7 million related to real estate and approximately $36 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed. We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one year to 10 years. Some of these leases include options to extend for up to 10 years.

CAPITALIZATION
At December 31, 2021, our capitalization consisted of $1.3 billion of outstanding debt and $2.3 billion of shareholders’ equity.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of December 31, 2021, we had $755.0 million in outstanding principal under our 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
Borrowings under the Revolving Credit Facility and the Term Loan A-1 will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 will bear interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, or six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.5%.

During the year ended December 31, 2021 our effective average interest rate for our borrowings was 1.84%. As of December 31, 2021, our interest rate was 1.55% for our outstanding borrowings. Based on the debt under the 2021 Credit Agreement, the aggregate outstanding principal as of December 31, 2021 is $755.0 million, and each quarter point change in interest rates would result in a $1.9 million change in annual interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2021, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control Over Financial Reporting — During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2021” in our Proxy Statement when filed.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019	F-4
		Consolidated Balance Sheets as of December 31, 2021 and 2020	F-5
		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019	F-6
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019	F-7
		Notes to Consolidated Financial Statements	F-8
	(2)	Financial statement schedules:
There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.
	(3)	Exhibits
Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).
3.3	Amended and Restated By-Laws of Tyler Technologies Inc., dated February 1, 2022 (filed as Exhibit 3.1 to our Form 8-K dated February 7, 2022, and incorporated by reference herein).
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

*21.1	Subsidiaries of Tyler Technologies, Inc.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.
*32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
*101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Extension Labels Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	— Filed herewith.
A copy of each exhibit may be obtained at a price of 15 cents per page, with a $10.00 minimum order, by writing Investor Relations, 5101 Tennyson Parkway, Plano, Texas, 75024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 23, 2022	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 23, 2022	By:	/s/ John S. Marr, Jr.
John S. Marr, Jr.
Executive Chairman of the Board
Director

Date: February 23, 2022	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: February 23, 2022	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: February 23, 2022	By:	/s/ W. Michael Smith
W. Michael Smith
Chief Accounting Officer
(principal accounting officer)

Date: February 23, 2022	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director

Date: February 23, 2022	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 23, 2022	By:	/s/ Ronnie D. Hawkins, JR.
Ronnie D. Hawkins, Jr.
Director

Date: February 23, 2022	By:	/s/ Mary Landrieu
Mary Landrieu
Director

Date: February 23, 2022	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director

Date: February 23, 2022	By:	/s/ Dustin R.Womble
Dustin R. Womble
Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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

Goodwill impairment tests
Description of the Matter
As of December 31, 2021, the Company’s goodwill asset balance of $2.4 billion was attributable to multiple reporting units. As disclosed in Note 1 to the consolidated financial statements, goodwill is assessed annually for impairment, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it is determined through the evaluation of events or circumstances that the carrying value may not be recoverable, the Company performs a quantitative analysis comparing an estimated fair value of the reporting unit to its carrying value.

Auditing management’s quantitative analyses for goodwill impairment was complex and highly judgmental due to the significant judgement required to determine the fair value of these reporting units. In particular, the Company’s fair value estimates for these reporting units were sensitive to significant assumptions, such as weighted average cost of capital and revenue growth rates, which are forward looking and affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s review process for quantitative goodwill impairment assessments, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the applicable reporting units, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved internal valuation specialists to assist in evaluating management’s methodologies and significant assumptions applied in developing the fair value estimates.

Valuation of Acquired Intangible Assets in a Business Combination
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company acquired NIC, Inc. (NIC) during 2021 for a total purchase price, net of cash acquired of $2.0 billion. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of NIC was complex due to the significant size of the transaction and the estimation uncertainty in the Company’s determination of the fair value of identified intangible assets related to customer relationships and developed technology which aggregated to $777 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions required in the valuation models used to value the intangible assets and the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company valued customer relationships using a discounted cash flow model. The significant assumptions used in this model included the customer attrition rate, weighted average cost of capital, existing customer revenue growth and operating margins. The Company valued the developed technology using the relief-from-royalty method. The significant assumptions used in this method included the royalty rate, obsolescence rate and weighted average cost of capital. These are forward looking assumptions which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its accounting for the valuation of these intangible assets. For example, we tested controls over the Company’s process to identify and value acquired intangible assets as well as controls over management's review of the valuation models and the significant assumptions described above used to develop such estimates.

To test the estimated fair values of the acquired customer relationships and developed technology, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodologies, evaluating the significant assumptions used in the Company’s valuation calculations and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. Additionally, we performed sensitivity analyses and compared significant assumptions to forecasts and to historical financial results of both the Company and the acquiree, among other procedures.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1966.
Dallas, Texas
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tyler Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 23, 2022

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31
(In thousands, except per share amounts)

	2021	2020	2019
Revenues:
Software licenses and royalties	$74,452	$73,164	$100,205
Subscriptions	784,435	350,648	296,352
Software services	209,391	186,409	213,061
Maintenance	474,287	467,513	430,318
Appraisal services	27,788	21,127	23,479
Hardware and other	21,934	17,802	23,012
Total revenues	1,592,287	1,116,663	1,086,427

Cost of revenues:
Software licenses and royalties	5,877	3,339	3,938
Acquired software	45,601	31,962	30,642
Subscriptions, software services and maintenance	799,158	510,504	502,138
Appraisal services	19,061	15,945	15,337
Hardware and other	12,946	12,401	17,472
Total cost of revenues	882,643	574,151	569,527

Gross profit	709,644	542,512	516,900

Selling, general and administrative expenses	390,579	259,561	257,746
Research and development expense	93,481	88,363	81,342
Amortization of customer and trade name intangibles	44,849	21,662	21,445

Operating income	180,735	172,926	156,367

Interest expense	(23,298)	(1,013)	(2,027)
Other income, net	1,544	3,129	5,498
Income before income taxes	158,981	175,042	159,838
Income tax (benefit) provision	(2,477)	(19,778)	13,311
Net income	$161,458	$194,820	$146,527

Earnings per common share:
Basic	$3.95	$4.87	$3.79
Diluted	$3.82	$4.69	$3.65

 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	12/31/2021	12/31/2020
ASSETS
Current assets:
Cash and cash equivalents	$309,171	$603,623
Accounts receivable (less allowance for losses and sales adjustments of $12,086 in 2021 and $9,255 in 2020)	521,059	382,319
Short-term investments	52,300	72,187
Prepaid expenses	55,513	30,864
Income tax receivable	18,137	21,598
Other current assets	8,151	2,479
Total current assets	964,331	1,113,070

Accounts receivable, long-term	13,937	21,417
Operating lease right-of-use assets	39,720	18,734
Property and equipment, net	181,193	168,004
Other assets:
Software development costs, net	28,489	9,121
Goodwill	2,359,674	838,428
Other intangibles, net	1,052,493	322,068
Non-current investments	46,353	82,640
Other non-current assets	45,971	33,792
	$4,732,161	$2,607,274

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$119,988	$14,011
Accrued liabilities	158,424	83,084
Operating lease liabilities	10,560	5,904
Deferred revenue	510,529	461,278
Current portion of term loans	30,000	—
Total current liabilities	829,501	564,277

Revolving line of credit	—	—
Term loans, net	718,511	—
Convertible senior notes due 2026, net	592,765	—
Deferred revenue, long-term	38	100
Deferred income taxes	228,085	40,507
Operating lease liabilities, long-term	36,336	16,279
Other long-term liabilities	2,893	—
Commitments and contingencies	—	—
Total liabilities	2,408,129	621,163

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2021 and 2020	481	481
Additional paid-in capital	1,075,650	905,332
Accumulated other comprehensive loss, net of tax	(46)	(46)
Retained earnings	1,273,614	1,112,156
Treasury stock, at cost; 6,832,640 and 7,608,627 shares in 2021 and 2020, respectively	(25,667)	(31,812)
Total shareholders' equity	2,324,032	1,986,111
	$4,732,161	$2,607,274

 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$161,458	$194,820	$146,527
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	135,624	81,657	76,672
Share-based compensation expense	104,726	67,365	59,967
Provision for losses and sales adjustments - accounts receivable	2,831	3,517	1,636
Operating lease right-of-use assets - non cash	10,216	5,782	5,397
Deferred income tax benefit	(13,271)	(7,936)	(6,088)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	17,608	(10,733)	(65,738)
Income tax receivable	10,258	(15,117)	(1,925)
Prepaid expenses and other current assets	(23,863)	(8,304)	(8,976)
Accounts payable	(44,947)	(967)	7,403
Operating lease liabilities	(6,952)	(6,549)	(6,113)
Accrued liabilities	(24,822)	2,870	1,516
Deferred revenue	44,874	48,684	44,442
Increase in other long-term liabilities	(1,987)	—	—
Net cash provided by operating activities	371,753	355,089	254,720

Cash flows from investing activities:
Additions to property and equipment	(33,919)	(22,690)	(37,236)
Purchase of marketable security investments	(77,450)	(156,618)	(54,742)
Proceeds from marketable security investments	131,449	82,742	70,796
Purchase of investment in common shares	—	(10,000)	—
Proceeds from the sale of investment in preferred shares	—	15,000	—
Investment in software	(21,693)	(5,776)	(4,804)
Cost of acquisitions, net of cash acquired	(2,089,706)	(1,292)	(218,734)
Other	384	314	(295)
Net cash used by investing activities	(2,090,935)	(98,320)	(245,015)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—
Payment on term loans	(145,000)	—	—
Proceeds from term loans	900,000	—	—
Proceeds from issuance of convertible senior notes	600,000	—	—
Payment of debt issuance costs	(27,165)	—	—
Purchase of treasury shares	(12,977)	(15,484)	(17,786)
Payment of contingent consideration	—	(5,619)	—
Proceeds from exercise of stock options	96,714	124,363	96,908
Contributions from employee stock purchase plan	13,158	10,912	9,576
Net cash provided by financing activities	1,424,730	114,172	88,698

Net (decrease) increase in cash and cash equivalents	(294,452)	370,941	98,403
Cash and cash equivalents at beginning of period	603,623	232,682	134,279
Cash and cash equivalents at end of period	$309,171	$603,623	$232,682
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2021, 2020, and 2019
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	48,148	$481	$731,435	$(46)	$771,925	(9,872)	$(178,949)	$1,324,846
Net income	—	—	—	—	146,527	—	—	146,527
Retained earnings adjustment-adoption of Topic 842 Leases, net of taxes	—	—	—	—	(1,116)	—	—	(1,116)
Issuance of shares pursuant to stock compensation plan	—	—	(52,833)	—	—	1,075	149,741	96,908
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(23)	(5,361)	(5,361)
Stock compensation	—	—	59,967	—	—	—	—	59,967
Issuance of shares pursuant to employee stock purchase plan	—	—	909	—	—	53	8,667	9,576
Treasury stock purchases	—	—	—	—	—	(72)	(14,289)	(14,289)
Balance at December 31, 2019	48,148	481	739,478	(46)	917,336	(8,839)	(40,191)	1,617,058
Net income	—	—	—	—	194,820	—	—	194,820
Exercise of stock options and vesting of restricted stock units	—	—	90,636	—	—	1,283	33,727	124,363
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(34)	(12,923)	(12,923)
Stock compensation	—	—	67,365	—	—	—	—	67,365
Issuance of shares pursuant to employee stock purchase plan	—	—	7,853	—	—	40	3,059	10,912
Treasury stock purchases	—	—	—	—	—	(59)	(15,484)	(15,484)
Balance at December 31, 2020	48,148	481	905,332	(46)	1,112,156	(7,609)	(31,812)	1,986,111
Net income	—	—	—	—	161,458	—	—	161,458
Exercise of stock options and vesting of restricted stock units	—	—	50,831	—	—	832	45,883	96,714
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(58)	(27,030)	(27,030)
Stock compensation	—	—	104,726	—	—	—	—	104,726
Issuance of shares pursuant to employee stock purchase plan	—	—	12,889	—	—	35	269	13,158
Treasury stock purchases	—	—	—	—	—	(33)	(12,977)	(12,977)
Purchase consideration for conversion of unvested restricted stock awards	—	—	1,872	—	—	—	—	1,872
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	2,324,032
See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for the public sector. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs primarily of cities, counties, states, schools, federal agencies, and other government entities. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. We also provide subscription-based services such as software as a service (“SaaS”) arrangements, digital government services, payment processing, and electronic document filing (“e-filing”) solutions. In addition, we provide property appraisal outsourcing services for taxing jurisdictions.
On April 21, 2021, we acquired NIC, Inc. (“NIC”) as contemplated by the Agreement and Plan of Merger dated February 9, 2021. NIC delivers user-friendly digital services that make it easier and more efficient for citizens and businesses to interact with government providing valuable conveniences like applying for unemployment insurance, submitting business filings, renewing licenses, accessing information and making secure payments without visiting a government office. NIC digital government services designs, builds, and operates digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple digital channels. These digital government services consist of websites and applications NIC has built that allow consumers, such as businesses and citizens, to access government information, complete transactions and make electronic payments. NIC also provides payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments. The results of NIC are include in consolidated financial statements since the date of acquisition. See Note 2, “Acquisitions,” for further information.
Impacts of the COVID-19 Pandemic
Although market activity improved throughout 2021 in most sectors of our business and continues to trend to near or above pre-pandemic levels, the pandemic continues to delay some government procurement processes and is expected to impact our ability to complete certain implementations, negatively impacting our revenue. We continue to monitor these trends in order to respond to the ever-changing impact of COVID-19 on our clients and Tyler’s operations.
For the twelve months ended December 31, 2021, excluding the impact of 2021 acquisitions, the impact of the COVID-19 pandemic resulted in lower revenues from software services. Software services revenues have been affected by a decline in billable travel revenue, as most services are now being delivered virtually rather than on-site. Lower revenues compared to prior periods were partially offset by continued cost savings attributed to lower spend on travel and user conferences and trade show expenses. As travel restrictions are relaxed, software services and appraisal services revenues are increasing. Also, we have adapted the way we do business by encouraging web and video conferencing, conducting virtual sales demonstrations and delivering professional services remotely, which result in increases in staff utilization rates and billable time.
For the twelve months ended December 31, 2021, total revenues include COVID-related subscriptions revenue and software services revenues of $75.0 million from NIC's TourHealth, pandemic unemployment services, and Virginia rent relief offerings. We currently expect that these low margin COVID-related revenues from TourHealth and pandemic unemployment will wind down in the first half of 2022, while revenues from the Virginia rent relief program are expected to continue through 2022.
Revenues from subscriptions and maintenance, which we consider recurring in nature, comprised 79% of our total consolidated revenue for the twelve months ended December 31, 2021, and include transaction-based revenue streams such as digital government services, payment processing, and e-filing. As of December 31, 2021, we had $407.8 million in cash and investments and available borrowing capacity of $500.0 million under our 2021 Credit Agreement. We had an aggregate principal amount of $600 million of our Convertible Senior Notes outstanding, and $755 million under our 2021 Credit Agreement as of December 31, 2021. During the fourth quarter of 2021, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the period ended December 31, 2021. However, due to significant uncertainty surrounding COVID-19 and market conditions, there are no assurances conditions will not deteriorate in the future.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and 60 subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources and includes all components of net income and other comprehensive income. We did not have material items of other comprehensive income during the years ended December 31, 2021, 2020, and 2019.
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
Software Arrangements:
Software Licenses and Royalties
Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to “off-the-shelf” software licenses and specified upgrades at a point in time when control of the software license transfers to the customer, unless the software is not considered distinct. We consider "off-the-shelf" software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the customer for the customer’s purpose upon installation, and remaining services such as training are not considered highly interdependent or interrelated to the product's functionality.
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
Subscription-Based Services:
Subscription-based services consist primarily of revenues derived from SaaS arrangements, typically utilizing the Tyler private cloud, digital government services, payment processing, and e-filing.
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
Transaction-based fees primarily relate to digital government services and online payment services, which are sometimes offered with the assistance of third-party vendors. In general, when we are the principal in a transaction, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross revenue (amount billed to the customer) and record the net amount as revenue.
E-filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third-parties via our e-filing services and retrieval of filed documents via our access services. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of revenues as we are acting as a principal in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect the statement of comprehensive income.

For e-filing transaction fees and transaction-based revenues from digital government services and online payments, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
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
Refer to Note 16 - "Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.

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
In connection with our appraisal services contracts and certain software services contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing normally occurs subsequently and may span another accounting period; (2) software services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have recognized revenue at the point in time when the software is made available to the customer but the billing has not yet been submitted to the customer; (4) some of our contracts which provide for an amount to be withheld from a progress billing (generally between 5% and 15% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, extended payment terms, which may be granted to customers with whom we generally have a long-term relationship and favorable collection history.
As of December 31, 2021, and December 31, 2020, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $535.0 million and $403.7 million, respectively. We have recorded unbilled receivables of $140.3 million and $140.8 million at December 31, 2021, and December 31, 2020, respectively. Included in unbilled receivables are retention receivables of $7.7 million and $13.1 million at December 31, 2021, and December 31, 2020, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.
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
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $12.1 million and $9.3 million at December 31, 2021, and December 31, 2020, respectively, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses, and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
The following table summarizes the changes in the allowance for losses and sales adjustments:

	Years ended December 31,
	2021	2020
Balance at beginning of year	$9,255	$5,738
Provisions for losses and sales adjustments - accounts receivable	2,831	3,517
Collections of accounts previously written off	—	—
Balance at end of year	$12,086	$9,255

Deferred Revenue
The majority of deferred revenue consists of deferred subscription-based services revenue that has been billed based on contractual terms in the underlying arrangement, with the remaining balance consisting of payments received in advance of revenue being earned under maintenance, software licensing, software and appraisal services, and hardware installation. Refer to Note 17 - "Deferred Revenue and Performance Obligations" for further information, including deferred revenue by segment and changes in deferred revenue during the period.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. We utilized the “portfolio approach” practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the “portfolio approach”, we determined the period of benefit by taking into consideration our customer contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are generally not paid in connection with the renewal of a contract. In the small number of instances where a commission is paid on a renewal, it is not commensurate with the commission paid on the initial sale and is recognized over the term of renewal, which is generally one year. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Refer to Note 18 - “Deferred Commissions” for further information.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development expense of $93.5 million in 2021, $88.4 million in 2020, and $81.3 million in 2019.
INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”. We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be "realized".

We do not recognize a tax benefit for uncertain tax positions unless management’s assessment concludes that it is “more likely than not” that the position is sustainable based on its technical merits. If the recognition threshold is met, we recognize a tax benefit based upon the largest amount of the tax benefit that is more likely than not probable, determined by cumulative probability, of being realized upon settlement with the taxing authority. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.
SHARE-BASED COMPENSATION
We have a share-based award plan that provides for the grant of stock options, restricted stock units, and performance share units to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods, which generally cliff vest in one or three years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 10, “Share-Based Compensation,” for further information.
BUSINESS COMBINATIONS
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information.
For tangible and identifiable intangible assets acquired in a business combination, management estimates the fair value of assets acquired and liabilities assumed based on quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants.
Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain new information about facts and circumstances that existed as of the closing date. If actual results are materially different than the assumptions we used to determine fair value of the assets acquired and liabilities assumed through a business combination as well as the estimated useful lives of the acquired intangible assets, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. See Note 2, “Acquisitions,” to our consolidated financial statements for further details.
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
We assess goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. When testing goodwill for impairment quantitatively, we first compare the fair value of each reporting unit with its carrying amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions (Level 3 inputs). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization

We have historically performed our annual assessment of goodwill impairment as of April 1. During the second quarter of of 2021, we voluntarily changed the date of our annual assessment of goodwill to October 1 for all reporting units. The change in testing date for goodwill impairment is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with our annual planning process. The change in the assessment date did not delay or avoid a potential impairment charge nor did it change our requirement to assess goodwill on an interim date between scheduled annual testing dates if triggering events are present. To ensure that no lapse in an assessment occurred since the prior period, we performed qualitative assessments in the second of 2021, for all reporting units except for the data and insights and platform technologies reporting units. As a result of these qualitative assessments, we determined that it was not more likely that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill for our data and insights and platform technologies reporting units as of April 1, 2021. As a result of our interim qualitative and quantitative assessments, we concluded no impairment existed.
During the fourth quarter, as part of our annual impairment test as of October 1, we performed qualitative assessments for all reporting units except for recently acquired businesses. As a result of these qualitative assessments, we determined that it was not more likely than not that an impairment existed; therefore, we did not perform a Step 1 quantitative impairment test. We did perform a quantitative assessment for goodwill associated with our recently acquired businesses, data and insights, NIC, and platform technologies reporting units, and concluded no impairment existed as of our annual assessment date. For most of our reporting units, goodwill relates to a combination of legacy and acquired businesses and as a result those units have fair values that substantially exceed their underlying carrying values. For other reporting units, in particular our data and insights, NIC, and platform technologies business units, goodwill entirely relates to recently acquired businesses, and as a result those reporting units do not have significant excess fair values over carrying values. The data and insights, NIC, and platform technologies business units combined goodwill was $1.6 billion, or 68%, of total goodwill as of December 31, 2021. Our annual goodwill impairment analysis did not result in an impairment charge. During 2021, we have recorded no impairment to goodwill as no triggering events or changes in circumstances indicating a potential impairment have occurred as of period-end.
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
There have been no impairments to goodwill in any of the periods presented. See Note 4, "Goodwill and Other Intangible Assets," for additional information.
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
COSTS OF COMPUTER SOFTWARE
We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for software sold to third parties and for application development costs of software developed for internal use. Software development costs primarily consist of personnel costs and rent for related office space. During the twelve months period ended December 31, 2021 and 2020, respectively, we capitalized approximately $21.7 million and $5.8 million of software development costs. We begin to amortize capitalized costs when a product is available for general release to customers and internal use software is ready for its intended use. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, five years. Amortization of software development costs was approximately $2.3 million in 2021, $1.2 million in 2020, and $0.3 million in 2019, and is included in cost of software license revenue in the accompanying consolidated statements of comprehensive income.
CONTINGENT PURCHASE CONSIDERATION
Contingent future cash payments related to acquisitions are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs. We have no contingent consideration outstanding as of December 31, 2021.
CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and investments in marketable securities. Our cash and cash equivalents primarily consist of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2021, we had cash and cash equivalents of $309.2 million. We perform periodic evaluations of the credit standing of these financial institutions.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. Historically, our credit losses have not been significant. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2021.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our customers are domestic governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products.
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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06 - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. ASU 2020-06 also requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. This standard will be effective for the Company’s fiscal years beginning in the first quarter of 2022, with early adoption permitted. The Company has elected to early adopt this standard as of January 1, 2021. Our accounting and disclosures related to our Convertible Senior Notes issued on March 9, 2021, reflect the requirements of this standard. For further information, please refer to Note 6, “Debt.”
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
NEW ACCOUNTING PRONOUNCEMENTS
In October 2021, the FASB issued ASU 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805)(“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption is permitted. We early adopted as of January 1, 2022. Adopting this standard could have a material impact on revenue associated with an acquired business.
(2)ACQUISITIONS
2021
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
On September 1, 2021, we acquired VendEngine, Inc. (VendEngine) as contemplated by the Agreement and Plan of Merger dated June 3, 2021. As result of the merger, VendEngine became a direct subsidiary of the Company. VendEngine is a cloud-based software provider focused on financial technology for the corrections market. The total purchase price, net of cash acquired of $1.7 million, was approximately $83.8 million, consisting of $80.2 million paid in cash, and approximately $5.4 million related to indemnity holdbacks, subject to certain post-closing adjustments.
In connection with this transaction, we acquired total tangible assets of $5.8 million and assumed liabilities of approximately $3.0 million. We recorded goodwill of approximately $54.5 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $37.9 million. The $37.9 million of intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 16 years. We recorded net deferred tax liabilities of $9.6 million related to the tax effect of our estimated fair value allocations. In the twelve months ended December 31, we recorded adjustments to the preliminary opening balance sheet attributed to a decrease to accounts receivable, accounts payable, deferred income taxes, and an adjustment to the accrual for indemnity holdbacks and increases in identifiable intangible assets and accrued expenses resulting in a net decrease to goodwill of approximately $4.2 million.
VendEngine provides a suite of financial and communications applications ranging from deposit technologies for commissary, ordering, and warehouse technology to a host of informational, electronic communications, security, accounting, and financial trust management components for more than 300 correctional facilities across 32 states and the Caribbean. Therefore, the goodwill of approximately $54.5 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base.

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
We have performed a preliminary valuation analysis of the fair market value of NIC’s assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

(In thousands)
Cash	$331,783
Accounts receivable	149,515
Other current assets	12,988
Other noncurrent assets	20,974
Identifiable intangible assets	777,000
Goodwill	1,446,868
Accounts payable	(150,099)
Accrued expenses	(63,543)
Other noncurrent liabilities	(11,103)
Deferred revenue	(3,294)
Deferred tax liabilities, net	(190,596)
Total consideration	$2,320,492
In connection with this transaction, we acquired total tangible assets of $515.3 million and assumed liabilities of approximately $228.0 million. We recorded goodwill of approximately $1.4 billion, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $777.0 million. The $777.0 million of intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 17 years. We recorded net deferred tax liabilities of $190.6 million related to the tax effect of our estimated fair value allocations. In the twelve months ended December 31, 2021, we recorded adjustments to the preliminary opening balance sheet attributed to a decrease to accounts receivable and increases in identifiable intangible assets, deferred revenue and related deferred taxes resulting in a net decrease to goodwill of approximately $17.2 million.
NIC delivers user-friendly digital services that make it easier and more efficient for citizens and businesses to interact with government providing valuable conveniences like applying for unemployment insurance, submitting business filings, renewing licenses, accessing information and making secure payments without visiting a government office. In addition, NIC has extensive expertise and scale in the government payments arena which will accelerate our strategic payments initiatives. Therefore, the goodwill of approximately $1.4 billion arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base.

The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of NIC had occurred on January 1, 2020, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs, and tax effects.

	Years Ended December 31,
	2021	2020
Revenues	$1,755,592	$1,577,117
Net income	$161,448	$183,994
Basic earnings per share	$3.95	$4.60
Diluted earnings per share	$3.82	$4.43
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
The operating results of Arx, DataSpec, ReadySub, and VendEngine are included with the operating results of the Enterprise Software segment since their date of acquisition. The impact of the Arx, DataSpec, ReadySub, and VendEngine acquisitions, individually and in the aggregate, on our operating results, assets and liabilities is not material. The operating results of NIC are disclosed separately as a reportable segment. Revenues from NIC included in Tyler's results of operations totaled approximately $368.9 million and net income was approximately $37.2 million from the date of acquisition through December 31, 2021. In 2021, we incurred fees of approximately $23.5 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. The Company also incurred $1.6 million of expense related to a separation agreement with NIC's former Chief Executive Officer. These costs were expensed in 2021 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
As of December 31, 2021, the purchase price allocations for DataSpec and ReadySub are complete, while the purchase price allocations for Arx, NIC, and VendEngine are substantially complete; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, deferred revenue and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of December 31, 2021, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of each acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
2020
No acquisitions occurred in 2020.

(3)PROPERTY AND EQUIPMENT, NET AND SOFTWARE DEVELOPMENT COSTS, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2021	2020
Land	—	$22,523	$18,653
Building and leasehold improvements	5-39	154,222	147,729
Computer equipment and purchased software	3-5	109,691	108,571
Furniture and fixtures	5	35,932	30,666
Transportation equipment	5	207	295
		322,575	305,914
Accumulated depreciation and amortization		(141,382)	(137,910)
Property and equipment, net		$181,193	$168,004
Depreciation expense was $29.4 million in 2021, $25.5 million in 2020, and $23.4 million in 2019.
We paid $12.8 million and $9.9 million for real estate and the expansion of existing buildings in 2021 and 2020, respectively.
Software development costs, net consists of the following at December 31:

	Useful Lives (years)	2021	2020
Software development costs	5	$32,274	$10,581
Accumulated amortization		(3,785)	(1,460)
Software development costs, net		$28,489	$9,121
Amortization expense for capitalized software development costs is recorded to cost of revenues. Amortization expense for software development costs was $2.3 million in 2021, $1.2 million in 2020, and $296,000 in 2019.
Estimated annual amortization expense related to capitalized software development costs:

2022	$3,442
2023	3,285
2024	3,212
2025	2,501
2026	1,339
Thereafter	14,710
$28,489

(4)GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2021 are as follows:

	Enterprise Software	Appraisal and Tax	NIC	Total
Balance as of 12/31/2019	$825,949	$14,168	$—	$840,117
Purchase price adjustments related to CHT acquisition	(1,689)	—	—	(1,689)
Balance as of 12/31/2020	824,260	14,168	—	838,428
Goodwill acquired related to the purchase of NIC	—	—	1,446,868	1,446,868
Goodwill acquired related to the purchase of VendEngine	54,456	—	—	54,456
Goodwill acquired related to other acquisitions	19,922	—	—	19,922
Balance as of 12/31/2021	$898,638	$14,168	$1,446,868	$2,359,674
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2021	2020
Gross carrying amount of other intangibles:
Customer related intangibles	$949,844	$322,619
Acquired software	433,800	262,286
Trade names	45,353	22,905
Leases acquired	5,037	5,037
	1,434,034	612,847
Accumulated amortization	(381,541)	(290,779)
Total other intangibles, net	$1,052,493	$322,068
Amortization expense for acquired software is recorded to cost of revenues. Amortization expense for customer relationships and trade names are recorded to selling, general and administrative expenses. Amortization expense related to acquired leases is recorded as a reduction to hardware and other revenue. Total amortization expense for other intangibles was $90.8 million in 2021, $53.9 million in 2020, and $52.5 million in 2019.
The amortization periods of other intangible assets is summarized in the following table:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$2,359,674	—	$—	$838,428	—	$—
Amortizable intangibles:
Customer related intangibles	$949,844	21 years	$157,077	$322,619	16 years	$116,609
Acquired software	433,800	7 years	208,451	262,286	7 years	162,378
Trade names	45,353	10 years	13,064	22,905	11 years	9,366
Leases acquired	5,037	9 years	2,949	5,037	9 years	2,426

Estimated annual amortization expense related to other intangibles included in the table below:

2022	$105,244
2023	87,249
2024	86,699
2025	86,016
2026	78,165
Thereafter	609,120
$1,052,493

(5)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2021	2020
Accrued wages, bonuses and commissions	$88,696	$63,814
Other accrued liabilities	69,728	19,270
	$158,424	$83,084

(6)Debt
2021 Credit Agreement
In connection with the completion of the acquisition of NIC, on the Closing Date the Company, as borrower, entered into a new $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any LIBOR breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the 2021 Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the 2021 Credit Agreement.
Borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, or six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. The 2021 Credit Agreement has customary benchmark replacement language with respect to the replacement of LIBOR once LIBOR becomes unavailable. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, initially 0.25% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio.

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
The 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2021, we were in compliance with those covenants.
The following table summarizes the Company's total outstanding borrowings related to the 2021 Credit Agreement (in thousands):

	December 31, 2021	Maturity Date
Revolving Credit Facility	$—	April 20, 2026
Term Loan A-1	585,000	April 20, 2026
Term Loan A-2	170,000	April 20, 2024
Total borrowings under the 2021 Credit Agreement	755,000
Less: unamortized debt discount and debt issuance costs related to term loans	(6,489)
Total borrowings, net	$748,511

Less: current portion of debt	$(30,000)
Carrying value as of December 31, 2021	$718,511
The carrying amount is the par value of the Revolving Credit Facility and Term Loans less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying condensed consolidated statements of income.
The effective interest rate for the borrowings under the 2021 Credit Agreement is 1.84% as of December 31, 2021. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement included in interest expense in the accompanying condensed consolidated statements of income (in thousands):

For the year ended
2021
Contractual interest expense - Revolving Credit Facility	$(618)
Contractual interest expense - Term Loans	(9,341)
Amortization of debt discount and debt issuance costs	(2,542)
Total	$(12,501)
As of December 31, 2021, we had no outstanding borrowings under the 2021 Revolving Credit Facility, and our available borrowing capacity was $500.0 million. In addition, as of December 31, 2021, we had one outstanding standalone letter of credit totaling $2.0 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026.

Terminated Debt Agreements
The 2021 Credit Agreement replaces and terminates the Company’s previous $400.0 million credit facility pursuant to the Credit Agreement dated as of September 30, 2019 (the “2019 Credit Agreement”). The Company’s previously announced commitment from Goldman Sachs Bank USA for a $1.6 billion 364-day senior unsecured bridge loan facility also terminated on the Closing Date. The following summarizes the interest expense and related amortization of debt issuance costs associated with the terminated debt agreements incurred through the Closing Date, included in interest expense in the accompanying condensed consolidated statements of income (in thousands).

	Years Ended December 31,
	2021	2020	2019
Contractual interest expense - 2019 Credit Agreement	$(313)	$(610)	$(1,565)
Unsecured bridge loan facility commitment fee	(6,407)	—	—
Amortization of debt issuance costs	(1,484)	(397)	(461)
Total	$(8,204)	$(1,007)	$(2,026)
Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due 2026 in the aggregate principal amount of $600.0 million (“the Convertible Senior Notes” or “the Notes”). The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 9, 2021, with U.S. Bank National Association, as trustee. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million.
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
•upon the occurrence of certain corporate events or distributions on our common stock, including but not limited to a “Fundamental Change” (as defined in the Indenture);
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
As of December 31, 2021, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.

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
The Convertible Senior Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2026 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price of the Notes on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. In addition, calling any Note for redemption constitutes a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.
The net carrying value of the Convertible Senior Notes, net of unamortized debt discount and unamortized debt issuance costs were as follows (in thousands):

December 31, 2021
Convertible Senior Notes due 2026	$600,000
Less: unamortized debt discount and debt issuance costs	(7,235)
Carrying value as of December 31, 2021	$592,765
The carrying amount is the par value of the Convertible Senior Notes less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in the accompanying condensed consolidated statements of income. The fair value of the Convertible Senior Notes is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input.
As of December 31, 2021, the effective interest rate as for the Convertible Senior Notes is 0.53%. The following sets forth the interest expense recognized related to the Convertible Senior Notes (in thousands):

For the year ended
2021
Contractual interest expense	$(1,217)
Amortization of debt discount and debt issuance costs	(1,382)
Total	$(2,599)
We paid interest of $17.7 million in 2021, including $6.4 million related to the senior unsecured bridge loan facility commitment fees, $0.6 million in 2020, and $1.8 million in 2019.

As of December 31, 2021, the required annual maturities related to the 2021 Credit Agreement and the Convertible Senior Notes due 2026 were as follows (in thousands):

Year ending December 31,	Annual Maturities
2022	$30,000
2023	30,000
2024	30,000
2025	30,000
2026	1,235,000
Total required maturities	$1,355,000
(7)FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability. Guidance on fair value measurements and disclosures establishes a valuation hierarchy for disclosure of inputs used in measuring fair value defined as follows:
•Level 1—Inputs are unadjusted quoted prices that are available in active markets for identical assets or liabilities.
•Level 2—Inputs include quoted prices for similar assets and liabilities in active markets and quoted prices in non-active markets, inputs other than quoted prices that are observable, and inputs that are not directly observable, but are corroborated by observable market data.
•Level 3—Inputs that are unobservable and are supported by little or no market activity and reflect the use of significant management judgment.
The classification of a financial asset or liability within the hierarchy is determined based on the least reliable level of input that is significant to the fair value measurement. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We also consider the counterparty and our own non-performance risk in our assessment of fair value.
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of December 31, 2021, we have $98.7 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2022 through 2027. We believe cost approximates fair value because of the relatively short duration of these investments. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data. These investments are presented at amortized cost and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. As of December 31, 2021, we have an accrued interest receivable balance of approximately $467,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables as such loss would not be material. We record any losses within the maturity period of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the twelve months ended December 31, 2021, we have recorded no credit losses. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying consolidated statements of income. During the fourth quarter, Management determined that our investment portfolio would no longer be held to maturity. The impact to the financial statements in the current year is not material.
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are Measured at Fair Value on a Nonrecurring Basis. In 2020, we purchased $10.0 million in common stock representing a 18% interest in BFTR, LLC. The investment in common stock is accounted under the equity method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Periodically, our equity method investments are assessed for impairment. We do not reassess the fair value of equity method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of our cost method investment for the periods presented. This investment is included in non-current investments and other assets in the accompanying consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2021, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the period ended December 31, 2021.
Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our 2021 Credit Agreement would approximate book value as of December 31, 2021, because our interest rates reset approximately every 30 days or less.
The fair value of our Convertible Senior Notes due 2026 is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. See Note 6, “Debt,” for further discussion.
The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes due 2026, as of December 31, 2021, and 2020 (in thousands):

	Fair Value at December 31,		Carrying Value at December 31,
	2021	2020	2021	2020
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	580,515	—	580,515	—
Term Loan A-2	167,997	—	167,996	—
Convertible Notes due 2026	736,662	—	592,765	—
	$1,485,174	$—	$1,341,276	$—
(8)INCOME TAX
Income tax (benefit) provision on income from operations consists of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$7,591	$(10,538)	$12,814
State	3,203	(1,304)	6,585
	10,794	(11,842)	19,399
Deferred	(13,271)	(7,936)	(6,088)
	$(2,477)	$(19,778)	$13,311
Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years Ended December 31,
	2021	2020	2019
Federal income tax expense at statutory rate	$33,386	$36,759	$33,566
State income tax, net of federal income tax benefit	5,594	6,677	6,999
Net operating loss carryback	3,391	(3,445)	—
Excess tax benefits of share-based compensation	(47,675)	(60,190)	(29,819)
Tax credits	(4,999)	(3,867)	(3,446)
Non-deductible business expenses	7,542	4,199	6,011
Other, net	284	89	—
	$(2,477)	$(19,778)	$13,311

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2021	2020
Deferred income tax assets:
Operating expenses not currently deductible	$16,639	$9,084
Stock option and other employee benefit plans	19,596	17,446
Loss and credit carryforwards	18,604	27,199
Deferred revenue	4,717	807
Total deferred income tax assets	59,556	54,536
Valuation allowance	—	(1,490)
Total deferred income tax assets, net of valuation allowance	59,556	53,046

Deferred income tax liabilities:
Intangible assets	(266,827)	(76,766)
Property and equipment	(12,272)	(9,918)
Prepaid expenses	(8,542)	(6,869)
Total deferred income tax liabilities	(287,641)	(93,553)
Net deferred income tax liabilities	$(228,085)	$(40,507)
As of December 31, 2021, we had federal net operating loss carryforwards of approximately $39.1 million, after-tax state net operating loss carryforwards of approximately $2.5 million, and tax credit carryforwards of approximately $9.8 million. The federal net operating loss carryforward will begin to expire in 2032, if not utilized, and a portion of the state net operating loss and tax credit carryforwards begin expiring in 2022, if not utilized.
The acquired carryforwards are subject to an annual limitation but are expected to be realized. The valuation allowance disclosed in the table above was released in the current year as we determined that it is more likely than not that all deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
The following table provides a reconciliation of the gross unrecognized tax benefits from uncertain tax positions for the years ended December 31:

	2021	2020	2019
Balance at beginning of year	$1,929	$1,929	$1,929
Additions for tax positions of prior years	4,508	—	—
Reductions for tax positions of prior years	(10)	—	—
Additions for tax positions of current year	212	—	—
Settlements	—	—	—
Expiration of statutes of limitations	(2,004)	—	—
Balance at end of year	$4,635	$1,929	$1,929
As of December 31, 2021, $1.9 million of the unrecognized tax benefits are reflected as a decrease in deferred income taxes and $2.7 million are included in other long-term liabilities in our consolidated balance sheets. The total amount of unrecognized tax benefits, net of federal income tax benefit of state taxes, if recognized, that would affect the effective tax rate is $4.3 million as of December 31, 2021 and $1.9 million as of December 31, 2020 and 2019, respectively. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, we do not expect such increases or decreases to be material to the financial condition or results of operations.
We are subject to U.S. federal income tax, as well as income tax of multiple state, local and foreign jurisdictions. We are routinely subject to income tax examinations by these taxing jurisdictions, but we do not have a history of, nor do we expect, any material adjustments as a result of these examinations. With few exceptions, major U.S. federal, state, local and foreign jurisdictions are no longer subject to examination for years before 2017. As of February 23, 2022, no significant adjustments have been proposed by any taxing jurisdiction.

We recognize interest and penalties related to uncertain tax positions as a component of income tax expense in the consolidated statements of income. Accrued interest and penalty amounts were not significant at December 31, 2021.
We paid income taxes, net of refunds received, of $2.2 million in 2021, $3.3 million in 2020, and $21.3 million in 2019.
(9)SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares	Amount
Stock option exercises	627	$96,714	1,174	$124,363	999	$96,908
Purchases of common stock	(33)	(12,977)	(59)	(15,484)	(72)	(14,289)
Employee stock plan purchases	35	13,158	40	10,912	53	9,576
Restricted stock units vested, net of withheld shares upon award settlement	147	(25,158)	76	(12,923)	53	(5,361)
As of February 23, 2022, we had authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock.
(10)SHARE-BASED COMPENSATION
Share-Based Compensation Plan
In May 2018, stockholders approved the Tyler Technologies, Inc. 2018 Stock Incentive Plan (“the 2018 Plan”) which amended and restated the existing Tyler Technologies, Inc. 2010 Stock Option Plan (“the 2010 Plan”). Upon stockholder approval of the 2018 Plan, the remaining shares available for grant under the 2010 Plan were added to the shares authorized for grant under the 2018 Plan. Additionally, any awards previously granted under the 2010 Plan that expire unexercised or are forfeited are added to the shares authorized for grant under the 2018 Plan.
During fiscal year 2021, we granted stock awards under the 2018 Plan in the form of stock options, restricted stock units and performance share units. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.
As of December 31, 2021, there were 1.9 million shares available for future grants under the 2018 Plan from the 22.9 million shares previously approved by the shareholders.
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
The following weighted average assumptions were used for options granted:

	Years Ended December 31,
	2021	2020	2019
Expected life (in years)	5.0	5.0	6.0
Expected volatility	26.1%	27.0%	26.6%
Risk-free interest rate	1.0%	0.4%	1.8%
Expected forfeiture rate	—%	—%	—%
Share-Based Award Activity
The following table summarizes restricted stock unit and performance stock unit activity during the periods presented (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2020	587	282.45
Granted	197	458.79
Conversion of Unvested Restricted Stock Awards	44	451.99
Vested	(205)	276.93
Forfeited	(23)	330.75
Unvested at December 31, 2021	600	$355.43
Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,177	181.63
Granted	87	451.94
Exercised	(627)	154.26
Forfeited	(17)	202.55
Outstanding at December 31, 2021	1,620	$206.06	6	$537,547
Exercisable at December 31, 2021	1,178	$173.51	5	$429,336
We had unvested options to purchase approximately 445,000 shares with a weighted average grant date exercise price of $293.84 as of December 31, 2021, and unvested options to purchase approximately 752,000 shares with a weighted average grant date exercise price of $231.93 as of December 31, 2020.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2021	2020	2019
Weighted average grant-date fair value of stock options granted	$113.18	$98.69	$74.54
Total intrinsic value of stock options exercised	$215,062	$292,394	$155,899

Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the consolidated statements of comprehensive income:

	Years Ended December 31,
	2021	2020	2019
Cost of subscriptions, software services and maintenance	$23,705	$18,125	$15,002
Selling, general and administrative expenses	81,021	49,240	44,965
Total share-based compensation expenses	104,726	67,365	59,967
Excess tax benefit	(47,675)	(60,190)	(29,819)
Net decrease in net income	$57,051	$7,175	$30,148
As of December 31, 2021, we had $187.7 million of total unrecognized compensation cost related to unvested options and restricted stock units, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 3.0 years.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2021, there were 629,000 shares available for future issuances under the ESPP from the 2.0 million shares previously approved by the stockholders.
(11)EARNINGS PER SHARE
Basic earnings and diluted earnings per share data were computed as follows:

	Years Ended December 31,
	2021	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$161,458	$194,820	$146,527
Denominator:
Weighted-average basic common shares outstanding	40,848	40,035	38,640
Assumed conversion of dilutive securities:
Stock awards	1,382	1,491	1,465
Convertible Senior Notes	14	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,244	41,526	40,105
Earnings per common share:
Basic	$3.95	$4.87	$3.79
Diluted	$3.82	$4.69	$3.65
Share-based awards representing the right to purchase common stock of 117,000 shares in 2021, 132,000 shares in 2020, and 633,000 shares in 2019 were not included in the computation of diluted earnings per share because their inclusion would have had an anti-dilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the twelve months ended December 31, 2021, as their effect would be anti-dilutive given none of the conversion features have been triggered. See Note 6, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.

(12)    LEASES
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire in one year to 10 years. Some of these leases include options to extend for up to 10 years. We had no finance leases and no related party lease agreements as of December 31, 2021. Operating lease costs were approximately $15.1 million in 2021, $10.2 million in 2020, and $9.9 million in 2019.
The components of operating lease expense were as follows (in thousands):

Lease Costs	Years ended December 31,
	2021	2020
Operating lease cost	$11,095	$6,524
Short-term lease cost	2,308	1,940
Variable lease cost	1,659	1,760
Net lease cost	$15,062	$10,224
As of December 31, ROU lease assets and lease liabilities for our operating leases were recorded in the consolidated balance sheets as follows (in thousands):

	2021	2020
Assets:
Operating lease right-of-use assets	$39,720	$18,734
Liabilities:
Operating leases, short-term	10,560	5,904
Operating leases, long-term	36,336	16,279
Total lease liabilities	$46,896	$22,183
Supplemental information related to leases is as follows:

Other Information	For the year ended	For the year ended
	2021	2020
Cash Flows (in thousands):
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,432	$8,131

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$20,140	$5,524

Lease Term and Discount Rate:
Weighted average remaining lease term (years)	6	3
Weighted average discount rate	1.81%	3.28%

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Year ending December 31,	Amount
2022	$12,070
2023	9,059
2024	7,687
2025	5,592
2026	3,809
Thereafter	11,431
Total lease payments	49,648
Less: Interest	(2,752)
Present value of operating lease liabilities	$46,896

Rental income from third parties
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2022 and 2027, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants was $1.2 million in 2021, $1.1 million in 2020, and $1.1 million in 2019. Rental income is included in hardware and other revenue on the consolidated statements of comprehensive income. Future minimum operating rental income based on contractual agreements is as follows (in thousands):

Year ending December 31,	Amount
2022	$1,519
2023	1,557
2024	1,589
2025	1,047
2026	84
Thereafter	7
Total	$5,803
As of December 31, 2021, we had no additional significant operating or finance leases that had not yet commenced.
(13)EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. Eligible employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $15.6 million in 2021, $12.7 million in 2020, and $11.5 million in 2019.
(14)COMMITMENTS AND CONTINGENCIES
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
(15)SEGMENT AND RELATED INFORMATION
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
In accordance with ASC 280-10, Segment Reporting, we report our results in three segments. The financial management, education and planning, regulatory and maintenance software solutions unit; financial management, municipal courts, planning, regulatory and maintenance software solutions unit; courts and justice and public safety software solutions unit; data and insights solutions; and platform technologies solutions meet the criteria for aggregation and are presented in the Enterprise Software (“ES”) reportable segment. The ES segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, data and insights, and platform technologies processes. The Appraisal and Tax (“A&T”) segment provides systems and software that automate the appraisal and assessment of real and personal property, land and vital records management as well as provides property appraisal outsourcing services for local governments and taxing authorities. Property appraisal outsourcing services include: the physical inspection of commercial and residential properties; data collection and processing; computer analysis for property valuation; preparation of tax rolls; community education; and arbitration between taxpayers and the assessing jurisdiction. On April 21, 2021, we acquired NIC, resulting in the addition of a new reportable segment, as its operating results meet the criteria of a reportable segment. The operating results of NIC are included with the operating results of the NIC segment from the date of acquisition.
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
The ES segment capital expenditures included $12.8 million in 2021 and $6.6 million in 2020 for the expansion of existing buildings and purchases of buildings. The A&T segment had no capital expenditures in 2021 and $3.3 million in 2020 for the expansion of existing buildings. The NIC segment had no capital expenditures in 2021 for the expansion of existing buildings.
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

For the year ended December 31, 2021	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$68,101	$6,351	$—	$—	$74,452
Subscriptions	406,494	33,249	344,692	—	784,435
Software services	167,065	18,661	23,665	—	209,391
Maintenance	438,726	35,001	560	—	474,287
Appraisal services	—	27,788	—	—	27,788
Hardware and other	18,766	141	—	3,027	21,934
Intercompany	22,921	67	—	(22,988)	—
Total revenues	$1,122,073	$121,258	$368,917	$(19,961)	$1,592,287
Depreciation and amortization expense	69,728	1,491	38,851	25,554	135,624
Segment operating income	377,984	33,524	82,305	(222,628)	271,185
Capitalized software expenditures	9,041	—	6,796	5,856	21,693
Capital expenditures	19,520	988	3,165	10,246	33,919
Segment assets	$965,966	$230,177	$303,146	$3,232,872	$4,732,161

For the year ended December 31, 2020	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$64,200	$8,964	$—	$—	$73,164
Subscriptions	326,284	24,364	—	—	350,648
Software services	164,520	21,889	—	—	186,409
Maintenance	429,224	38,289	—	—	467,513
Appraisal services	—	21,127	—	—	21,127
Hardware and other	17,670	121	—	11	17,802
Intercompany	19,061	70	—	(19,131)	—
Total revenues	$1,020,959	$114,824	$—	$(19,120)	$1,116,663
Depreciation and amortization expense	67,411	1,055	—	13,191	81,657
Segment operating income	337,627	33,875	—	(144,952)	226,550
Capitalized software expenditures	5,776	—	—	—	5,776
Capital expenditures	11,099	3,823	—	6,826	21,748
Segment assets	$847,672	$94,149	—	$1,665,453	$2,607,274

For the year ended December 31, 2019	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Revenues
Software licenses and royalties	$90,808	$9,397	$—	$—	$100,205
Subscriptions	279,282	17,070	—	—	296,352
Software services	179,865	33,196	—	—	213,061
Maintenance	393,521	36,797	—	—	430,318
Appraisal services	—	23,479	—	—	23,479
Hardware and other	16,553	203	—	6,256	23,012
Intercompany	15,290	206	—	(15,496)	—
Total revenues	$975,319	$120,348	$—	$(9,240)	$1,086,427
Depreciation and amortization expense	64,245	970	—	11,457	76,672
Segment operating income	298,305	33,730	—	(123,581)	208,454
Capitalized software expenditures	4,804	—	—	—	4,804
Capital expenditures	19,283	8,436	—	10,379	38,098
Segment assets	$833,203	$91,343	—	$1,267,068	$2,191,614

Reconciliation of reportable segment operating	Years Ended December 31,
income to the Company's consolidated totals:	2021	2020	2019
Total segment operating income	$271,185	$226,550	$208,454
Amortization of acquired software	(45,601)	(31,962)	(30,642)
Amortization of customer and trade name intangibles	(44,849)	(21,662)	(21,445)
Interest expense	(23,298)	(1,013)	(2,027)
Other income, net	1,544	3,129	5,498
Income before income taxes	$158,981	$175,042	$159,838

(16)    DISAGGREGATION OF REVENUE
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the year ended December 31, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Software licenses and royalties	$62,847	$11,605	$74,452
Subscriptions	—	784,435	784,435
Software services	—	209,391	209,391
Maintenance	—	474,287	474,287
Appraisal services	—	27,788	27,788
Hardware and other	21,934	—	21,934
Total	$84,781	$1,507,506	$1,592,287

For the year ended December 31, 2020	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Software licenses and royalties	$62,029	$11,135	$73,164
Subscriptions	—	350,648	350,648
Software services	—	186,409	186,409
Maintenance	—	467,513	467,513
Appraisal services	—	21,127	21,127
Hardware and other	17,802	—	17,802
Total	$79,831	$1,036,832	$1,116,663

For the year ended December 31, 2019	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Software licenses and royalties	$84,900	$15,305	$100,205
Subscriptions	—	296,352	296,352
Software services	—	213,061	213,061
Maintenance	—	430,318	430,318
Appraisal services	—	23,479	23,479
Hardware and other	23,012	—	23,012
Total	$107,912	$978,515	$1,086,427

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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the year ended December 31, 2021	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Recurring revenues	$845,219	$68,250	$345,252	$—	$1,258,721
Non-recurring revenues	253,933	52,941	23,665	3,027	333,566
Intercompany	22,921	67	—	(22,988)	—
Total revenues	$1,122,073	$121,258	$368,917	$(19,961)	$1,592,287

For the year ended December 31, 2020	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Recurring revenues	$755,508	$62,652	$—	$—	$818,160
Non-recurring revenues	246,390	52,102	—	11	298,503
Intercompany	19,061	70	—	(19,131)	—
Total revenues	$1,020,959	$114,824	$—	$(19,120)	$1,116,663

For the year ended December 31, 2019	Enterprise Software	Appraisal and Tax	NIC	Corporate	Totals
Recurring revenues	$672,804	$53,866	$—	$—	$726,670
Non-recurring revenues	287,225	66,276	—	6,256	359,757
Intercompany	15,290	206	—	(15,496)	—
Total revenues	$975,319	$120,348	$—	$(9,240)	$1,086,427
(17)    DEFERRED REVENUE AND PERFORMANCE OBLIGATIONS
Total deferred revenue, including long-term, by segment is as follows:

	December 31, 2021	December 31, 2020
Enterprise Software	$462,010	$422,742
Appraisal and Tax	35,528	36,945
NIC	11,215	—
Corporate	1,814	1,691
Totals	$510,567	$461,378
Changes in total deferred revenue, including long-term, were as follows:

2021
Balance at beginning of year	$461,378
Deferral of revenue	1,177,744
Recognition of deferred revenue	(1,128,555)
Balance at end of year	$510,567
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“Backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of December 31, 2021 was $1.80 billion, of which we expect to recognize approximately 47% as revenue over the next 12 months and the remainder thereafter.

(18)    DEFERRED COMMISSIONS
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $38.1 million and $32.3 million as of December 31, 2021 and 2020, respectively. Amortization expense was $13.4 million, $11.9 million, and $11.5 million for the twelve months ended December 31, 2021, 2020, and 2019, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses in the accompanying consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income.
(19)    SUBSEQUENT EVENTS
On February 8, 2022, we acquired US eDirect Inc., a market-leading provider of technology solutions for campground and outdoor recreation management. The total purchase price was approximately $123.1 million, of which $117.6 million was paid in cash and approximately $5.5 million was accrued for indemnity holdbacks, subject to certain post-closing adjustments.