Form 10-Q
period 2022-03-31
TYLER TECHNOLOGIES INC
filed 2022-04-27
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on April 26, 2022 was 41,473,695.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Software licenses and royalties	$16,506	$14,933
Subscriptions	245,443	102,479
Software services	61,497	47,640
Maintenance	117,029	119,112
Appraisal services	8,518	6,465
Hardware and other	7,115	4,173
Total revenues	456,108	294,802

Cost of revenues:
Software licenses and royalties	2,609	1,236
Amortization of acquired software	13,221	7,964
Subscriptions, software services and maintenance	236,896	134,320
Appraisal services	5,936	4,617
Hardware and other	5,028	2,458
Total cost of revenues	263,690	150,595

Gross profit	192,418	144,207

Selling, general and administrative expenses	97,895	78,774
Research and development expense	23,941	21,813
Amortization of other intangibles	14,714	5,412

Operating income	55,868	38,208

Interest expense	(4,804)	(478)
Other income, net	364	566
Income before income taxes	51,428	38,296
Income tax provision	11,444	1,320
Net income	$39,984	$36,976

Earnings per common share:
Basic	$0.97	$0.91
Diluted	$0.94	$0.88
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$39,984	$36,976
Other comprehensive loss, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding losses on available-for-sale securities during the period	(629)	—
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—
Reclassification adjustment for net gain on sale of available-for-sale securities, included in net income	(41)	—
Other comprehensive loss, net of tax	(697)	—
Comprehensive income	39,287	36,976
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$243,262	$309,171
Accounts receivable (less allowance for losses and sales adjustments of $13,965 in 2022 and $12,086 in 2021)	501,200	521,059
Short-term investments	44,973	52,300
Prepaid expenses	63,586	55,513
Income tax receivable	—	18,137
Other current assets	6,878	8,151
Total current assets	859,899	964,331

Accounts receivable, long-term	14,742	13,937
Operating lease right-of-use assets	42,369	39,720
Property and equipment, net	177,508	181,193
Other assets:
Software development costs, net	36,311	28,489
Goodwill	2,440,843	2,359,674
Other intangibles, net	1,072,479	1,052,493
Non-current investments	34,342	46,353
Other non-current assets	45,313	45,971
	$4,723,806	$4,732,161
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,284	$119,988
Accrued liabilities	140,938	158,424
Operating lease liabilities	11,186	10,560
Current income tax payable	1,374	—
Deferred revenue	454,678	510,529
Current portion of term loans	30,000	30,000
Total current liabilities	766,460	829,501

Revolving credit facility	—	—
Term loans	698,988	718,511
Convertible senior notes due 2026, net	593,194	592,765
Deferred revenue, long-term	—	38
Deferred income taxes	230,292	228,085
Operating lease liabilities, long-term	38,403	36,336
Other long-term liabilities	8,735	2,893
Commitments and contingencies	—	—
Total liabilities	2,336,072	2,408,129

Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2022 and December 31, 2021	481	481
Additional paid-in capital	1,098,933	1,075,650
Accumulated other comprehensive loss, net of tax	(743)	(46)
Retained earnings	1,313,598	1,273,614
Treasury stock, at cost; 6,696,638 and 6,832,640 shares in 2022 and 2021, respectively	(24,535)	(25,667)
Total shareholders' equity	2,387,734	2,324,032
	$4,723,806	$4,732,161
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$39,984	$36,976
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,149	21,100
Gains from sale of investments	(55)	—
Share-based compensation expense	25,279	25,724
Operating lease right-of-use assets expense	3,082	1,546
Deferred income tax benefit	(9,438)	(3,267)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	20,637	49,317
Income tax receivable	19,512	4,533
Prepaid expenses and other current assets	(5,481)	(9,261)
Accounts payable	6,294	(2,292)
Operating lease liabilities	(3,071)	(1,639)
Accrued liabilities	(30,642)	(8,965)
Deferred revenue	(56,551)	(42,069)
Increase in other long-term liabilities	5,842	—
Net cash provided by operating activities	53,541	71,703

Cash flows from investing activities:

Additions to property and equipment	(4,579)	(6,564)
Purchase of marketable security investments	(4,592)	(52,755)
Proceeds and maturities from marketable security investments	22,672	35,031
Investment in software	(7,947)	(3,476)
Cost of acquisitions, net of cash acquired	(116,698)	(12,049)
Other	(29)	119
Net cash used by investing activities	(111,173)	(39,694)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—
Payment on term loans	(20,000)	—
Proceeds from issuance of convertible senior notes	—	600,000
Payment of debt issuance costs	—	(6,020)
Proceeds from exercise of stock options	8,045	18,102
Contributions from employee stock purchase plan	3,678	3,038
Net cash (used) provided by financing activities	(8,277)	615,120

Net (decrease) increase in cash and cash equivalents	(65,909)	647,129
Cash and cash equivalents at beginning of period	309,171	603,623
Cash and cash equivalents at end of period	$243,262	$1,250,752
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	$2,324,032
Net income	—	—	—	—	39,984	—	—	39,984
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(697)	—	—	—	(697)
Exercise of stock options and vesting of restricted stock units	—	—	(5,609)	—	—	157	13,654	8,045
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(29)	(12,587)	(12,587)
Stock compensation	—	—	25,279	—	—	—	—	25,279
Issuance of shares pursuant to employee stock purchase plan	—	—	3,613	—	—	8	65	3,678
Balance at March 31, 2022	48,148	$481	$1,098,933	$(743)	$1,313,598	(6,697)	$(24,535)	$2,387,734

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	48,148	$481	$905,332	$(46)	$1,112,156	(7,609)	$(31,812)	$1,986,111
Net income	—	—	—	—	36,976	—	—	36,976
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—		—
Exercise of stock options and vesting of restricted stock units	—	—	7,921	—	—	196	10,181	18,102
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(19)	(8,958)	(8,958)
Stock compensation	—	—	25,724	—	—	—	—	25,724
Issuance of shares pursuant to employee stock purchase plan	—	—	2,983	—	—	8	55	3,038
Balance at March 31, 2021	48,148	$481	$941,960	$(46)	$1,149,132	(7,424)	$(30,534)	$2,060,993

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2022, and December 31, 2021, and operating result amounts are for the three months ended March 31, 2022, and 2021, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2021. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three months ended March 31, 2022, we had approximately $697,000 of other comprehensive loss, net of taxes, from our available-for-sale investment holdings and no items of other comprehensive income (loss) during the three months ended March 31, 2021.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except for the January 1, 2022, adoption of ASU 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805)(“ASU 2021-08”), there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022, that have had a material impact on our condensed consolidated financial statements and related notes. See Recently Adopted Accounting Pronouncements below.
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
For arrangements that involve significant production, modification, or customization of the software, or where software services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the customer over time using progress-to-completion methods. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred, or value added. The progress-to-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because we can provide reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit margin in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
For e-filing transaction fees and transaction-based revenues from digital government services and online payments, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable.
Refer to Note 15 - “Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.

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
At March 31, 2022, and December 31, 2021, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $515.9 million and $535.0 million, respectively. We have recorded unbilled receivables of $129.5 million and $140.3 million at March 31, 2022 and December 31, 2021, respectively. Included in unbilled receivables are retention receivables of $8.0 million and $7.7 million at March 31, 2022 and December 31, 2021, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $14.0 million and $12.1 million at March 31, 2022, and December 31, 2021, respectively, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses, and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We assess goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. When testing goodwill for impairment quantitatively, we first compare the fair value of each reporting unit with its carrying amount. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions (Level 3 inputs). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We base our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization.
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
We performed our annual assessment during the fourth quarter 2021, in which our impairment analysis did not result in an impairment charge. Since our assessment and through March 31, 2022, we have had no triggering events or change in circumstances indicating any potential impairment.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In October 2021, the FASB issued ASU 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805)(“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We early adopted as of January 1, 2022. The adoption of ASU 2021-08 resulted in no adjustments to the fair value of the deferred revenue balances assumed in our US eDirect acquisition, completed on February 8, 2022. See Note 3, “Acquisitions,” for further discussion.
(3)    Acquisitions
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a market-leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.7 million, consisting of $117.6 million paid in cash, and approximately $5.5 million related to indemnity holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of US eDirect's assets and liabilities. The following table summarized the preliminary allocation of the purchase price as of the acquisition date:

Cash	$6,361
Accounts receivable	1,584
Other current assets	864
Other noncurrent assets	711
Goodwill and identifiable intangible assets	129,169
Accounts payable	(2,003)
Accrued expenses	(338)
Other noncurrent liabilities	(742)
Deferred revenue	(662)
Deferred tax liabilities, net	(11,884)
Total consideration	$123,059
In connection with this transaction, we acquired total tangible assets of $9.5 million and assumed liabilities of approximately $3.7 million. We recorded goodwill of approximately $81.2 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $48.0 million. The identifiable intangible assets are attributable to customer relationships, acquired software, trade name and will be amortized over a weighted average period of approximately 16 years. We recorded net deferred tax liabilities of $11.9 million related to the tax effect of our estimated fair value allocations.
The goodwill of approximately $81.2 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings, and cash flow by expanding our addressable market and client base.
The operating results of US eDirect are included with the operating results of the Platform Technologies segment since its date of acquisition. The impact of the US eDirect acquisition on our operating results, assets and liabilities is not material. For the three months ended March 31, 2022, we incurred fees of approximately $1.0 million for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These costs were expensed in 2022 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
As of March 31, 2022, the purchase price allocation for US eDirect is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of March 31, 2022, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of US eDirect had occurred on January 1, 2021, after giving effect to certain adjustments, including amortization of intangibles, interest, transaction costs, and tax effects.

	Three Months Ended March 31,
	2022	2021
Revenues	$457,329	$298,412
Net income	28,207	36,019
Basic earnings per share	$0.68	$0.89
Diluted earnings per share	$0.66	$0.86
The pro forma information above does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.
(4)    Debt
The following table summarizes our total outstanding borrowings related to the 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	March 31, 2022	December 31, 2021
2021 Credit Agreement
Revolving credit facility	L + 1.50%	April 2026	$—	$—
Term Loan A-1	L + 1.50%	April 2026	577,500	585,000
Term Loan A-2	L + 1.25%	April 2024	157,500	170,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			1,335,000	1,355,000
Less: unamortized debt discount and debt issuance costs			(12,818)	(13,724)
Total borrowings, net			1,322,182	1,341,276

Less: current portion of debt			(30,000)	(30,000)
Carrying value as of March 31, 2022			$1,292,182	$1,311,276
2021 Credit Agreement
In connection with the completion of the acquisition of NIC on April 21, 2021, we, as borrower, entered into a new $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any LIBOR breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the 2021 Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the 2021 Credit Agreement.

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
The 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2022, we were in compliance with those covenants.
As of March 31, 2022, we had no outstanding borrowings under the 2021 Revolving Credit Facility, and our available borrowing capacity was $500.0 million. In addition, as of March 31, 2022, we had one outstanding standalone letter of credit totaling $2.0 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026.
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
As of March 31, 2022, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest
The effective interest rate for the borrowings under the 2021 Credit Agreement and the Convertible Senior Notes is 1.95% and 0.54%, respectively, as of March 31, 2022. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended March 31,
	2022	2021
Contractual interest expense - Revolving Credit Facility	$(313)	$—
Contractual interest expense - Term Loans	(2,994)	—
Contractual interest expense - Convertible Senior Notes	(375)	(83)
Amortization of debt discount and debt issuance costs	(1,122)	(95)
Total	$(4,804)	$(178)

(5)    Financial Instruments
The following table presents our financial instruments:

	March 31, 2022	December 31, 2021
Cash and equivalents	$243,262	$309,171
Held-to-maturity investments	—	98,653
Available-for-sale investments	79,315	—
Equity investments	10,000	10,000
Total	$332,577	$417,824
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Our available-for-sale securities were historically classified as held-to-maturity. During the fourth quarter of 2021, management determined that our investment portfolio would be transferred from held-to-maturity to available-for-sale, in order to have the flexibility to buy and sell investments and maximize cash liquidity for potential acquisitions or for debt repayments. Subsequently, our investment portfolio is now classified as available-for-sale as of March 31, 2022. Our available-for-sale investments primarily consist of investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive loss, net of tax in the accompanying condensed consolidated balance sheets and statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of March 31, 2022, we have an accrued interest receivable balance of approximately $511,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three months ended March 31, 2022, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	March 31, 2022	December 31, 2021
Amortized cost	$80,250	$—
Unrealized gains	58	—
Unrealized losses	(993)	—
Estimated fair value	$79,315	$—
As of March 31, 2022, we have $50.2 million of available-for-sale debt securities with contractual maturities of one year or less and $29.1 million with contractual maturities great than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended March 31,
	2022	2021
Proceeds from sales and maturities	$22,672	$35,031
Realized gains on sales, net of tax	41	—
Our equity investments consist of an 18% interest in BFTR, LLC., a wholly owned subsidiary of Bison Capital Partners V L.P. BFTR, LLC, a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in common stock is accounted for under the equity method because we do not have the ability to exercise significant influence over the investee; and as the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs.

(6)    Other Comprehensive Income
The following table presents the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-For-Sales Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(629)	—	(629)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net gain on sale of available-for-sale securities, included in net income	(41)	—	(41)
Other comprehensive loss	(697)	—	(697)
Balance as of March 31, 2022	$(743)	$—	$(743)
(7)    Fair Value
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$79,315	$—	$79,315
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	573,274	—	573,274
Term Loan A-2	—	155,714	—	155,714
Convertible Senior Notes due 2026	—	662,148	—	662,148
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivable, accounts payable, short-term obligations, and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of March 31, 2022, we have $79.3 million in available-for-sale investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.

Assets that are Measured at Fair Value on a Nonrecurring Basis
As of March 31, 2022, we have an 18% interest in BFTR, LLC. Periodically, our equity method investments are assessed for impairment. We do not reassess the fair value of equity method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of our cost method investment for the periods presented. This investment is included in non-current investments and other assets in the accompanying consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2021, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the period ended March 31, 2022.
Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our 2021 Credit Agreement would approximate book value as of March 31, 2022, because our interest rates reset approximately every 30 days or less.
The carrying amount of the Revolving Credit Facility and Term Loans is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying condensed consolidated statements of income.
The fair value of our Convertible Senior Notes due 2026 is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. See Note 4, “Debt,” for further discussion.
The carrying amount of the Convertible Senior Notes is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in the accompanying condensed consolidated statements of income.
The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes due 2026):

	Fair Value at		Carrying Value at
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	573,274	580,515	573,274	580,515
Term Loan A-2	155,714	167,997	155,714	167,996
Convertible Notes due 2026	662,148	736,662	593,194	592,765
	$1,391,136	$1,485,174	$1,322,182	$1,341,276

(8)    Income Tax Provision
We had an effective income tax rate of 22.3% for the three months ended March 31, 2022, compared to 3.4% for the three months ended March 31, 2021. The increase in the effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021, was principally driven by a decrease in the excess tax benefits related to stock incentive awards and an increase in reserves for state income tax benefits which are no longer more likely than not to be realized.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits, offset by state income taxes, non-deductible business expenses, and reserves for unrecognized state income tax benefits. The excess tax benefits related to stock incentive awards realized were $3.0 million for the three months ended March 31, 2022, as compared to $8.8 million for the three months ended March 31, 2021. Excluding the excess tax benefits, the effective tax rate was 28.1% for the three months ended March 31, 2022, compared to 26.4% for the three months ended March 31, 2021.
We made tax payments of $393,000 and $59,000 in the three months ended March 31, 2022, and 2021, respectively.

(9)     Shareholders’ Equity
The following table details activity in our common stock ($ in thousands):

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	—	$—
Stock option exercises	50	8,045	120	18,102
Employee stock plan purchases	8	3,678	8	3,038
Restricted stock units vested, net of withheld shares upon award settlement	78	(12,587)	56	(8,958)
As of March 31, 2022, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock.
(10)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended March 31,
	2022	2021
Subscriptions, software services and maintenance	$6,772	$5,000
Selling, general and administrative expenses	18,507	20,724
Total share-based compensation expense	$25,279	$25,724
(11)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$39,984	$36,976
Denominator:
Weighted-average basic common shares outstanding	41,364	40,611
Assumed conversion of dilutive securities:
Stock awards	1,079	1,445
Convertible Senior Notes	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,443	42,056
Earnings per common share:
Basic	$0.97	$0.91
Diluted	$0.94	$0.88
For the three months ended March 31, 2022, and 2021, stock awards, representing the right to purchase common stock of approximately 215,000 shares and 141,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three months ended March 31, 2022, as their effect would be anti-dilutive given none of the conversion features have been triggered. See Note 4, "Debt" for discussion on the conversion features related to the Convertible Senior Notes.
(12)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to 10 years from the execution date. Some of these leases include options to extend for up to 10 years. We have no finance leases and no related party lease agreements as of March 31, 2022. Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended March 31,
	2022	2021
Operating lease cost	$3,422	$1,722
Short-term lease cost	506	481
Variable lease cost	370	431
Net lease cost	$4,298	$2,634
Supplemental information related to leases is as follows:

Other Information	Three Months Ended March 31,
	2022	2021
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,613	$1,829

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$4,980	$2,005

Lease term and discount rate:
Weighted average remaining lease term (years)	5.4	4.6
Weighted average discount rate	1.72%	2.69%
Rental Income from third parties
We own office buildings in Bangor, Falmouth, and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2022 and 2027, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Rental income from third-party tenants for the three months ended March 31, 2022 totaled $305,000 and for the three months ended March 31, 2021 totaled $294,000. Rental income is included in hardware and other revenue in the condensed consolidated statements of income. As of March 31, 2022, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2022 (Remaining)	$1,332
2023	1,858
2024	1,898
2025	1,363
2026	408
Thereafter	130
Total	$6,989
(13)    Commitments and Contingencies
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
•data and insights solutions;
•appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services;
•development platform solutions including case management and business management processing; and
•NIC digital government and payments solutions.
In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions. The business units presented in the ES reportable segment are the following: financial management, education and planning, regulatory and maintenance software solutions; financial management, municipal courts, planning, regulatory and maintenance software solutions; courts and justice and public safety software solutions; data and insights solutions; and appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows. The business units presented in the PT reportable segment are the following: NIC digital government and payments solutions and development platform solutions.
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference.

As of January 1, 2022, the appraisal and tax software solutions, land and vital records management software solutions, and property appraisal service business unit, which was previously reported in the Appraisal & Tax ("A&T") reportable segment, was moved to the ES reportable segment and the NIC digital government and payments solutions and development platform solutions moved to the PT reportable segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. As the result of the changes in our reportable segments, the former A&T and NIC reportable segments are no longer considered separate segments. Prior year amounts for the ES and PT reportable segments have been adjusted to reflect the segment change.

For the three months ended March 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$16,105	$401	$—	$16,506
Subscriptions	120,316	125,127	—	245,443
Software services	42,649	18,848	—	61,497
Maintenance	110,695	6,334	—	117,029
Appraisal services	8,518	—	—	8,518
Hardware and other	7,115	—	—	7,115
Intercompany	5,589	—	(5,589)	—
Total revenues	$310,987	$150,710	$(5,589)	$456,108
Segment operating income (loss)	$106,529	$30,733	$(53,459)	$83,803

For the three months ended March 31, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$14,372	$561	$—	$14,933
Subscriptions	99,329	3,150	—	102,479
Software services	42,417	5,223	—	47,640
Maintenance	109,469	9,643	—	119,112
Appraisal services	6,465	—	—	6,465
Hardware and other	4,158	15	—	4,173
Intercompany	5,276	—	(5,276)	—
Total revenues	$281,486	$18,592	$(5,276)	$294,802
Segment operating income (loss)	$98,854	$3,223	$(50,493)	$51,584

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2022	2021
Total segment operating income	$83,803	$51,584
Amortization of acquired software	(13,221)	(7,964)
Amortization of customer and trade name intangibles	(14,714)	(5,412)
Interest expense	(4,804)	(478)
Other income, net	364	566
Income before income taxes	$51,428	$38,296

(15)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended March 31, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$14,069	$2,437	$16,506
Subscriptions	—	245,443	245,443
Software services	—	61,497	61,497
Maintenance	—	117,029	117,029
Appraisal services	—	8,518	8,518
Hardware and other	7,115	—	7,115
Total	$21,184	$434,924	$456,108

For the three months ended March 31, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$12,058	$2,875	$14,933
Subscriptions	—	102,479	102,479
Software services	—	47,640	47,640
Maintenance	—	119,112	119,112
Appraisal services	—	6,465	6,465
Hardware and other	4,173	—	4,173
Total	$16,231	$278,571	$294,802
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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$231,011	$131,461	$—	$362,472
Non-recurring revenues	74,387	19,249	—	93,636
Intercompany	5,589	—	(5,589)	—
Total revenues	$310,987	$150,710	$(5,589)	$456,108

For the three months ended March 31, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$208,798	$12,793	$—	$221,591
Non-recurring revenues	67,412	5,799	—	73,211
Intercompany	5,276	—	(5,276)	—
Total revenues	$281,486	$18,592	$(5,276)	$294,802

(16)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2022	December 31, 2021
Enterprise Software	$420,830	$479,048
Platform Technologies	28,054	29,705
Corporate	5,794	1,814
Totals	$454,678	$510,567
Changes in total deferred revenue, including long-term, were as follows:

Three months ended March 31, 2022
Balance as of December 31, 2021	$510,567
Deferral of revenue	240,335
Recognition of deferred revenue	(296,224)
Balance as of March 31, 2022	$454,678
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of March 31, 2022, was $1.76 billion, of which we expect to recognize approximately 46% as revenue over the next 12 months and the remainder thereafter.
(17)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $37.8 million and $38.1 million as of March 31, 2022, and December 31, 2021, respectively. Amortization expense was $3.5 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(18)    Subsequent Events
There have been no material events or transactions that occurred subsequent to March 31, 2022.

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
Our products generally automate nine major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, (6) land and vital records management, (7) data and insights, (8) development platform technologies, and (9) NIC digital government and payments. We report our results in two reportable segments. The ES reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, data and insights, appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows such as: the NIC digital government and payments solutions and development platform solutions.
As of January 1, 2022, the appraisal and tax software solutions, land and vital records management software solutions, and property appraisal service business unit, which was previously reported in the Appraisal & Tax ("A&T") reportable segment, was moved to the ES reportable segment and the NIC digital government and payments solutions and development platform solutions moved to the PT reportable segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. As the result of the changes in our reportable segments, the former A&T and NIC reportable segments are no longer considered separate segments. Prior year amounts for the ES and PT reportable segments have been adjusted to reflect the segment change.

Our total employee count increased to 6,959 at March 31, 2022, including 1,103 employees from 2021 acquisitions, from 5,579 at March 31, 2021.
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a market-leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.7 million, consisting of $117.6 million paid in cash, and approximately $5.5 million related to indemnity holdbacks, subject to certain post-closing adjustments.
For the three months ended March 31, 2022, total revenues increased 54.7%, compared to the prior year period. Excluding the impact of 2021 and 2022 acquisitions, revenue increased 7.3% for the three months ended March 31, 2022, compared to the prior year period. Revenues from acquisitions completed in 2021 and 2022 accounted for 47.4% of the increase in revenues for the three months ended March 31, 2022.
Subscriptions revenue grew 139.5% for the three months ended March 31, 2022, compared to the prior year period, primarily due the impact of the NIC acquisition, as well as an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and online payment services. Excluding the impact of 2021 and 2022 acquisitions, subscriptions revenue increased 16.7% for the three months ended March 31, 2022, compared to the prior year period. Subscription revenues from acquisitions completed in 2021 and 2022 contributed 122.8% for the three months period ended March 31, 2022.
Our backlog as of March 31, 2022, was $1.76 billion, a 13.8% increase from last year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and amortization and potential impairment of intangible assets and goodwill and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2021. Except for the accounting policies for business combinations as a result of adopting Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805)(“ASU 2021-08”), there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2021.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended March 31,
	2022	2021
Revenues:
Software licenses and royalties	3.6%	5.1%
Subscriptions	53.8	34.7
Software services	13.5	16.2
Maintenance	25.7	40.4
Appraisal services	1.9	2.2
Hardware and other	1.5	1.4
Total revenues	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.5	3.1
Subscriptions, software services and maintenance	51.9	45.6
Appraisal services	1.3	1.6
Hardware and other	1.2	0.8
Selling, general and administrative expenses	21.5	26.7
Research and development expense	5.2	7.4
Amortization of customer and trade name intangibles	3.2	1.8
Operating income	12.2	13.0
Interest expense	(1.1)	(0.2)
Other income, net	0.1	0.2
Income before income taxes	11.2	13.0
Income tax provision (benefit)	2.4	0.4
Net income	8.8%	12.6%

Revenues
Acquisitions
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a market-leading provider of technology solutions for campground and outdoor recreation management. The impact of the US eDirect acquisition on our operating results is not considered material. US eDirect is operated as a part of the NIC division and the results of NIC and US eDirect, from their respective dates of acquisition, are included with the operating results of the PT segment.
On April 21, 2021, we acquired NIC, which became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries of the Company. NIC is a leading digital government solutions and payment company that serves federal, state and local government agencies.

The following table details revenue for NIC for the three months ended March 31, 2022, which is presented in our condensed consolidated statements of income from the date of acquisition and included in the operating results of the PT reportable segment.

Three Months Ended March 31,
2022
Revenues:
Software licenses and royalties	$—
Subscriptions	121,382
Software services	13,109
Maintenance	202
Appraisal services	—
Hardware and other	—
Total revenues	$134,693
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
ES	$16,105	$14,372	$1,733	12%
PT	401	561	(160)	(29)
Total software licenses and royalties revenue	$16,506	$14,933	$1,573	11%
Software licenses and royalties revenue increased 11% for the three months ended March 31, 2022, compared to the prior year period. The increase in software licenses and royalties revenue for the three months ended March 31, 2022, is attributed to several large on-premise sales of our enterprise and courts and justice solutions compared to the prior year period, partially offset by more clients choosing our SaaS offering rather than purchasing the software under a traditional perpetual software arrangement. Our total new client mix for the three months ended March 31, 2022, was approximately 23% perpetual software license arrangements and approximately 77% subscription-based arrangements, compared to total new client mix for the three months ended March 31, 2021, of approximately 45% perpetual software license arrangements and approximately 55% subscription-based arrangements.
Although the mix of new contracts between SaaS-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our software license growth rate to slow in the short-term and begin to decline longer-term as a growing number of clients choose our SaaS-based options, rather than purchasing the software under a traditional perpetual software license arrangement and the Company begins transitioning to cloud-based only offerings. SaaS-based arrangements generally do not result in license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
ES	$120,316	$99,329	$20,987	21%
PT	125,127	3,150	121,977	3,872
Total subscriptions revenue	$245,443	$102,479	$142,964	140%

Subscriptions revenue primarily consists of revenue derived from online payments and SaaS arrangements. Other sources of subscription-based services are derived from digital government services and e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 140% for the three months ending March 31, 2022, compared to the prior period, primarily due to the inclusion of NIC’s revenues from the date of acquisition. Excluding the impact of revenue from 2021 and 2022 acquisitions of $125.8 million for the three months ended March 31, 2022, subscriptions revenue increased 16.7% for the three months ended March 31, 2022. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ending March 31, 2022, we added 149 new SaaS clients and 88 existing on-premises clients converted to our SaaS model. Since March 31, 2021, we have added 598 new SaaS clients while 288 existing on-premises clients converted to our SaaS offerings. Also excluding the impact of revenue from 2021 and 2022 acquisitions, transaction-based fees contributed $2.6 million to the increase in subscriptions revenue for the three months ended March 31, 2022, due to the increased volumes of online payments from utility billings.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
ES	$42,649	$42,417	$232	1%
PT	18,848	5,223	13,625	261
Total software services revenue	$61,497	$47,640	$13,857	29%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities, and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting, and minor programming services. Software services revenue increased 29% for the three months ended March 31, 2022, compared to the prior year period. Excluding the impact of revenue from 2021 and 2022 acquisitions of $13.3 million for the three months ended March 31, 2022, software services increased 1.2% for the three months ended March 31, 2022. That increase for three months ended March 31, 2022, in software services revenue is primarily attributed to improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services, partially offset by clients selecting our cloud solutions instead of our on-premises license arrangements which typically require more professional services.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
ES	$110,695	$109,469	$1,226	1%
PT	6,334	9,643	(3,309)	(34)
Total maintenance revenue	$117,029	$119,112	$(2,083)	(2)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 2% for the three months ended March 31, 2022, compared to the prior year period. For the three months ended March 31, 2022, maintenance revenue decreased mainly due to attrition related to a legacy case management solution and clients converting from on-premises license arrangements to SaaS, partially offset by annual maintenance rate increases and maintenance associated with new software license sales.

Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
ES	$8,518	$6,465	$2,053	32%
PT	—	—	—	—
Total appraisal services revenue	$8,518	$6,465	$2,053	32%
Appraisal services revenue for the three months ended March 31, 2022, increased by 32% compared to the prior year primarily due to the ramp-up of appraisal services for several new revaluation contracts which started in recent quarters. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
Software licenses and royalties	$2,609	$1,236	$1,373	111%
Acquired software	13,221	7,964	5,257	66
Subscriptions, software services, and maintenance	236,896	134,320	102,576	76
Appraisal services	5,936	4,617	1,319	29
Hardware and other	5,028	2,458	2,570	105
Total cost of revenues	$263,690	$150,595	$113,095	75%
The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of March 31:

	Three Months Ended
	2022	2021	Change
Software licenses, royalties and acquired software	4.1%	38.4%	(34.3)%
Subscriptions, software services and maintenance	44.1	50.1	(6.0)
Appraisal services	30.3	28.6	1.7
Hardware and other	29.3	41.1	(11.8)
Overall gross margin	42.2%	48.9%	(6.7)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties, and acquired software. We do not have any direct costs associated with royalties. In the three months ended March 31, 2022, our software licenses, royalties and acquired software gross margin decreased 34.3% compared to the prior year period due to increased amortization expense related to acquired software from acquisitions completed in 2021 and 2022. Excluding the impact from 2021 and 2022 acquisitions, software licenses, royalties and acquired software gross margin was 38.3% for the three months ended March 31, 2022.

Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities, and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, software services, and maintenance gross margin in the three months ended March 31, 2022, decreased 6.0%, respectively, from the comparable prior year period, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 and 2022 acquisitions, the gross margin was 48.3% for the three months ended March 31, 2022, a 1.8% decline principally due to lower maintenance revenue resulting from attrition related to a legacy case management solution and higher employee head count. Costs related to our accelerated transition to the cloud, including "bubble costs" related to the transition from our proprietary data centers to Amazon Web Services ("AWS"), also contributed to the decline in margins. Excluding employees added through acquisitions, our implementation and support staff has grown by 85 employees since March 31, 2021.
Appraisal services. Appraisal services revenue was approximately 1.9% of total revenue for the three months ended March 31, 2022. The appraisal services gross margin for the three months ended March 31, 2022, increased 1.7% compared to the same period in 2021. The increase in margin is primarily due to cost savings attributed to lower travel expenses associated with appraisal projects. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
For the three months ended March 31, 2022, our overall gross margin decreased 6.7%, compared to the prior year period, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 and 2022 acquisitions, overall gross margins were 46.9% for the three months ended March 31, 2022. For the three months ended March 31, 2022, the decrease in gross margin compared to the prior year period is due to lower revenue from maintenance and higher employee costs, partially offset by improved utilization of our professional services staff resulting from the shift to virtual delivery of most implementation services and higher software license and royalties revenue.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions, and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs, and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
Selling, general and administrative expenses	$97,895	$78,774	$19,121	24%
SG&A as a percentage of revenues was 21.5% for the three months ended March 31, 2022, compared to 26.7% for the three months ended March 31, 2021. Excluding the impact of SG&A expense from 2021 and 2022 acquisitions of $17.7 million for the three months ended March 31, 2022, SG&A increased 1.8% for the three months ending March 31, 2022, compared to the prior year period. The increase in SG&A is primarily attributed to higher commission expense as a result of higher sales volumes compared to the prior period. These increases in SG&A were partially offset by lower stock compensation expense and lower travel expenses associated with administrative, sales, and marketing activities, including trade shows, as a result of changes in our business driven by the COVID-19 pandemic.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
Research and development expense	$23,941	$21,813	$2,128	10%

Research and development ("R&D") expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue. R&D expense in the three months ended March 31, 2022, increased 10% compared to the prior period. Excluding the impact of R&D expense from 2021 and 2022 acquisitions of $874,000 for the three months ended March 31, 2022, R&D expense increased 5.7% for the three months ending March 31, 2022 compared to prior year period, mainly due to a number of new Tyler product development initiatives across our product suites offset by a shift of some development resources to certain projects which meet the criteria for capitalization.
Amortization of Other Intangibles
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
Amortization of other intangibles	$14,714	$5,412	$9,302	172%
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. For the three months ended March 31, 2022, amortization expense increased compared to the prior period due to acquisitions completed in 2021 and 2022.
Interest Expense
The following table sets forth a comparison of our interest expense for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
Interest expense	$(4,804)	$(478)	$(4,326)	905%
Interest expense is primarily comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three months ended March 31, 2022, compared to the prior period is attributable to higher levels of borrowings related to the 2021 Credit Agreement and Convertible Senior Notes, as well as an increase in interest rates.
 Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
Other income, net	$364	$566	$(202)	(36)%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three months ended March 31, 2022, compared to the prior period is attributed to lower levels of invested cash.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of March 31:

	Three Months Ended		Change
	2022	2021	$	%
Income tax provision	$11,444	$1,320	$10,124	767%

Effective income tax rate	22.3%	3.4%

The change in effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021, was principally driven by a decrease in the excess tax benefits related to stock incentive awards and an increase in reserves for state income tax benefits which are no longer more likely than not to be realized. The effective income tax rates for the three months ended March 31, 2022 and 2021, were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits, offset by state income taxes, non-deductible business expenses, and reserves for unrecognized state income tax benefits. The excess tax benefits related to stock incentive awards realized were $3.0 million for the three months ended March 31, 2022 compared to $8.8 million for the three months ended March 31, 2021. Excluding the excess tax benefits, the effective tax rate was 28.1% for the three months ended March 31, 2022 compared to 26.4% for the three months ended March 31, 2021.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2022, we had cash and cash equivalents of $243.3 million compared to $309.2 million at December 31, 2021. We also had $79.3 million invested in investment grade corporate and municipal bonds as of March 31, 2022. These investments have varying maturity dates through 2027 and are held as available-for-sale. As of March 31, 2022, we believe our cash from operating activities, revolving credit facility, cash on hand, and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

	2022	2021
Cash flows provided (used) by:
Operating activities	$53,541	$71,703
Investing activities	(111,173)	(39,694)
Financing activities	(8,277)	615,120
Net (decrease) increase in cash and cash equivalents	$(65,909)	$647,129
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
For the three months ended March 31, 2022, operating activities provided cash of $53.5 million. Operating activities that provided cash were primarily comprised of net income of $40.0 million, non-cash depreciation and amortization charges of $38.1 million, non-cash share-based compensation expense of $25.3 million and a non-cash decrease in operating lease right-of-use assets of $3.1 million. Working capital, excluding cash, decreased approximately $52.9 million mainly due to decline in deferred revenue balances, timing of bonus payments, timing of payroll related tax payments, and decreases in operating lease liabilities and deferred taxes associated with stock option activity during the period. These decreases were offset by the timing of income tax payments and timing of collections of annual maintenance renewals and subscription renewal billings that are billed in the fourth quarter. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 99 days at March 31, 2022, compared to 108 days at December 31, 2021, and 101 days at March 31, 2021. The decrease in DSO compared to December 31, 2021, is primarily attributed to our maintenance billing cycle, which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The decrease in DSO compared to March 31, 2021, is attributed to improved collection efforts.
Investing activities used cash of $111.2 million in the three months ending March 31, 2022. On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a market-leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.7 million, consisting of $117.6 million paid in cash, and approximately $5.5 million related to indemnity holdbacks, subject to certain post-closing adjustments. In addition, approximately $7.9 million of software development costs were capitalized. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.

Financing activities used cash of $8.3 million in the three months ended March 31, 2022, was primary attributable to repayment of $20.0 million of the unsecured term loans and stock option exercises and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of March 31, 2022, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $393,000 and $59,000 in the three months ended March 31, 2022, and 2021, respectively.
See Note 4, "Debt", to the Condensed Consolidated Financial Statements for discussions of the Convertible Senior Notes and the 2021 Credit Agreement.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We anticipate that 2022 capital spending will be between $62 million and $67 million, including approximately $36 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
We lease office facilities, as well as transportation and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2027.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of March 31, 2022, we had $735.0 million of outstanding borrowings under our 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
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
During the three months ended March 31, 2022, the average effective interest rate for our borrowings was 1.95%. As of March 31, 2022, the interest rate was 1.65% for our outstanding borrowings. Based on the debt under the 2021 Credit Agreement, the aggregate principal outstanding balance as of March 31, 2022, is $735.0 million, and each quarter point change in interest rates would result in a $1.8 million change in annual interest expense.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2022, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Date: April 27, 2022