Form 10-Q
period 2022-06-30
TYLER TECHNOLOGIES INC
filed 2022-07-29
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 28, 2022 was 41,581,473.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Software licenses and royalties	$15,009	$17,604	$31,515	$32,537
Subscriptions	255,816	199,558	501,259	302,037
Software services	63,125	53,337	124,622	100,977
Maintenance	116,815	119,621	233,844	238,733
Appraisal services	8,812	6,265	17,330	12,730
Hardware and other	9,108	7,690	16,222	11,863
Total revenues	468,685	404,075	924,792	698,877

Cost of revenues:
Software licenses and royalties	2,869	1,368	5,478	2,604
Amortization of acquired software	14,039	11,823	27,260	19,787
Subscriptions, software services and maintenance	244,192	199,771	481,088	334,091
Appraisal services	5,976	4,429	11,912	9,046
Hardware and other	8,161	4,623	13,188	7,081
Total cost of revenues	275,237	222,014	538,926	372,609

Gross profit	193,448	182,061	385,866	326,268

Selling, general and administrative expenses	99,701	108,922	197,596	187,696
Research and development expense	23,386	23,428	47,327	45,241
Amortization of other intangibles	13,604	11,420	28,318	16,832

Operating income	56,757	38,291	112,625	76,499

Interest expense	(6,214)	(12,437)	(11,018)	(12,915)
Other income, net	216	238	581	804
Income before income taxes	50,759	26,092	102,188	64,388
Income tax provision	10,813	562	22,258	1,882
Net income	$39,946	$25,530	$79,930	$62,506

Earnings per common share:
Basic	$0.96	$0.63	$1.93	$1.53
Diluted	$0.94	$0.61	$1.88	$1.48
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$39,946	$25,530	$79,930	$62,506
Other comprehensive loss, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding losses on available-for-sale securities during the period	(114)	—	(743)	—
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	—	(27)	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	48	—	7	—
Other comprehensive loss, net of tax	(66)	—	(763)	—
Comprehensive income	$39,880	$25,530	$79,167	$62,506
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$253,062	$309,171
Accounts receivable (less allowance for losses and sales adjustments of $12,538 in 2022 and $12,086 in 2021)	597,560	521,059
Short-term investments	34,466	52,300
Prepaid expenses	61,938	55,513
Income tax receivable	2,552	18,137
Other current assets	7,709	8,151
Total current assets	957,287	964,331
Accounts receivable, long-term	12,665	13,937
Operating lease right-of-use assets	40,577	39,720
Property and equipment, net	177,907	181,193
Other assets:
Software development costs, net	43,505	28,489
Goodwill	2,449,638	2,359,674
Other intangibles, net	1,032,786	1,052,493
Non-current investments	26,464	46,353
Other non-current assets	46,217	45,971
	$4,787,046	$4,732,161
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$130,998	$119,988
Accrued liabilities	133,910	158,424
Operating lease liabilities	10,363	10,560
Deferred revenue	528,588	510,529
Current portion of term loans	30,000	30,000
Total current liabilities	833,859	829,501
Revolving credit facility	—	—
Term loans	639,464	718,511
Convertible senior notes due 2026, net	593,624	592,765
Deferred revenue, long-term	—	38
Deferred income taxes	216,947	228,085
Operating lease liabilities, long-term	36,018	36,336
Other long-term liabilities	8,807	2,893
Total liabilities	2,328,719	2,408,129
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2022 and December 31, 2021	481	481
Additional paid-in capital	1,128,821	1,075,650
Accumulated other comprehensive loss, net of tax	(809)	(46)
Retained earnings	1,353,544	1,273,614
Treasury stock, at cost; 6,583,971 and 6,832,640 shares in 2022 and 2021, respectively	(23,710)	(25,667)
Total shareholders' equity	2,458,327	2,324,032
	$4,787,046	$4,732,161
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$79,930	$62,506
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,866	60,976
Gains from sale of investments	(53)	—
Share-based compensation expense	51,079	50,899
Operating lease right-of-use assets expense	5,104	4,034
Deferred income tax benefit	(19,136)	(6,430)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(73,396)	(46,312)
Income tax receivable	15,586	7,276
Prepaid expenses and other current assets	(6,033)	(10,434)
Accounts payable	9,130	(57,471)
Operating lease liabilities	(6,522)	(4,361)
Accrued liabilities	(24,723)	(30,217)
Deferred revenue	17,474	20,868
Other long-term liabilities	5,914	22
Net cash provided by operating activities	130,220	51,356

Cash flows from investing activities:
Additions to property and equipment	(12,757)	(14,223)
Purchase of marketable security investments	(4,592)	(68,054)
Proceeds and maturities from marketable security investments	40,595	91,395
Investment in software	(16,463)	(8,947)
Cost of acquisitions, net of cash acquired	(117,313)	(1,998,902)
Other	152	39
Net cash used by investing activities	(110,378)	(1,998,692)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	65,000
Payment on term loans	(80,000)	—
Proceeds from term loans	—	900,000
Proceeds from issuance of convertible senior notes	—	600,000
Payment of debt issuance costs	—	(27,127)
Purchase of treasury shares	—	(12,975)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award	(4,107)	29,388
Contributions from employee stock purchase plan	8,156	6,200
Net cash (used) provided by financing activities	(75,951)	1,560,486

Net decrease in cash and cash equivalents	(56,109)	(386,850)
Cash and cash equivalents at beginning of period	309,171	603,623
Cash and cash equivalents at end of period	$253,062	$216,773
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	48,148	$481	$1,098,933	$(743)	$1,313,598	(6,697)	$(24,535)	$2,387,734
Net income	—	—	—	—	39,946	—	—	39,946
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(66)	—	—	—	(66)
Exercise of stock options and vesting of restricted stock units	—	—	(288)	—	—	122	8,466	8,178
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(21)	(7,743)	(7,743)
Stock compensation	—	—	25,800	—	—	—	—	25,800
Issuance of shares pursuant to employee stock purchase plan	—	—	4,376	—	—	12	102	4,478
Balance at June 30, 2022	48,148	$481	$1,128,821	$(809)	$1,353,544	(6,584)	$(23,710)	$2,458,327

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	48,148	$481	$941,960	$(46)	$1,149,132	(7,424)	$(30,534)	$2,060,993
Net income	—	—	—	—	25,530	—	—	25,530
Exercise of stock options and vesting of restricted stock units	—	—	(9,544)	—	—	150	20,830	11,286
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(18)	(7,052)	(7,052)
Stock compensation	—	—	25,175	—	—	—	—	25,175
Issuance of shares pursuant to employee stock purchase plan	—	—	3,094	—	—	9	68	3,162
Treasury stock purchases	—	—	—	—	—	(32)	(12,975)	(12,975)
Purchase Consideration for Converted Stock	—	—	1,872	—	—	—	—	1,872
Balance at June 30, 2021	48,148	$481	$962,557	$(46)	$1,174,662	(7,315)	$(29,663)	$2,107,991

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	$2,324,032
Net income	—	—	—	—	79,930	—	—	79,930
Unrealized gain (loss) on investment securities, net of tax	—	—	—	(763)	—	—	—	(763)
Exercise of stock options and vesting of restricted stock units	—	—	(5,897)	—	—	279	22,120	16,223
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(50)	(20,330)	(20,330)
Stock compensation	—	—	51,079	—	—	—	—	51,079
Issuance of shares pursuant to employee stock purchase plan	—	—	7,989	—	—	20	167	8,156
Balance at June 30, 2022	48,148	$481	$1,128,821	$(809)	$1,353,544	(6,584)	$(23,710)	$2,458,327

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	48,148	$481	$905,332	$(46)	$1,112,156	(7,609)	$(31,812)	$1,986,111
Net income	—	—	—	—	62,506	—	—	62,506
Exercise of stock options and vesting of restricted stock units	—	—	(1,623)	—	—	346	31,011	29,388
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(37)	(16,010)	(16,010)
Stock compensation	—	—	50,899	—	—	—	—	50,899
Issuance of shares pursuant to employee stock purchase plan	—	—	6,077	—	—	17	123	6,200
Treasury stock purchases	—	—	—	—	—	(32)	(12,975)	(12,975)
Purchase Consideration for Converted Stock	—	—	1,872	—	—	—	—	1,872
Balance at June 30, 2021	48,148	$481	$962,557	$(46)	$1,174,662	(7,315)	$(29,663)	$2,107,991

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2022, and December 31, 2021, and operating result amounts are for the three and six months ended June 30, 2022, and 2021, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2021. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and six months ended June 30, 2022, we had approximately $66,000 and $763,000 of other comprehensive loss, net of taxes, from our available-for-sale investment holdings and no items of other comprehensive income (loss) during the three and six months ended June 30, 2021.
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
At June 30, 2022, and December 31, 2021, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $610.2 million and $535.0 million, respectively. We have recorded unbilled receivables of $134.5 million and $140.3 million at June 30, 2022 and December 31, 2021, respectively. Included in unbilled receivables are retention receivables of $7.9 million and $7.7 million at June 30, 2022 and December 31, 2021, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $12.5 million and $12.1 million at June 30, 2022, and December 31, 2021, respectively, does not include provisions for credit losses. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
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
We performed our annual assessment during the fourth quarter of 2021, in which our impairment analysis did not result in an impairment charge. Since our assessment and through June 30, 2022, we have had no triggering events or change in circumstances indicating any potential impairment.
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
(3)    Acquisitions
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a market-leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.7 million, consisting of $117.6 million paid in cash and approximately $5.5 million related to indemnity holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of US eDirect's assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

Cash	$6,361
Accounts receivable	1,730
Other current assets	594
Other noncurrent assets	698
Goodwill and identifiable intangible assets	125,751
Accounts payable	(1,881)
Accrued expenses	(357)
Other noncurrent liabilities	(743)
Deferred revenue	(688)
Deferred tax liabilities, net	(8,428)
Total consideration	$123,037

In connection with this transaction, we acquired total tangible assets of $9.4 million and assumed liabilities of approximately $3.7 million. We recorded goodwill of approximately $91.7 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $34.1 million. The identifiable intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 13 years. We recorded net deferred tax liabilities of $8.4 million related to the tax effect of our estimated fair value allocations. Since the acquisition date, we recorded adjustments to the preliminary opening balance sheet attributed to decreases in other current assets, other noncurrent assets, identifiable intangible assets, accrued expenses, and deferred revenue and increases in accounts receivable, accounts payable, and deferred tax liabilities, resulting in a net increase to goodwill of approximately $10.5 million.
The goodwill of approximately $91.7 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings, and cash flow by expanding our addressable market and client base.
The operating results of US eDirect are included with the operating results of the Platform Technologies segment since its date of acquisition. The impact of the US eDirect acquisition on our operating results, assets, and liabilities is not material. For the six months ended June 30, 2022, we incurred fees of approximately $1.0 million for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These costs were expensed in 2022 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
As of June 30, 2022, the purchase price allocation for US eDirect is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of June 30, 2022, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of US eDirect had occurred on January 1, 2021, after giving effect to certain adjustments, including amortization of intangibles, transaction costs, and tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$468,685	$409,555	$926,014	$707,967
Net income	39,946	25,991	68,183	62,099
Basic earnings per share	$0.96	$0.64	$1.64	$1.52
Diluted earnings per share	$0.94	$0.62	$1.61	$1.47
The pro forma information above does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.

(4)    Debt
The following table summarizes our total outstanding borrowings related to the 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	June 30, 2022	December 31, 2021
2021 Credit Agreement
Revolving credit facility	L + 1.50%	April 2026	$—	$—
Term Loan A-1	L + 1.50%	April 2026	570,000	585,000
Term Loan A-2	L + 1.25%	April 2024	105,000	170,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			1,275,000	1,355,000
Less: unamortized debt discount and debt issuance costs			(11,912)	(13,724)
Total borrowings, net			1,263,088	1,341,276

Less: current portion of debt			(30,000)	(30,000)
Carrying value			$1,233,088	$1,311,276
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
Borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. The 2021 Credit Agreement has customary benchmark replacement language with respect to the replacement of LIBOR once LIBOR becomes unavailable. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, initially 0.25% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio.

The 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2022, we were in compliance with those covenants.
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
The Convertible Senior Notes accrue interest at a rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible Senior Notes mature on March 15, 2026, unless earlier repurchased, redeemed, or converted.
Before September 15, 2025, holders of the Convertible Senior Notes have the right to convert their Convertible Senior Notes only upon the occurrence of certain events. Under the terms of the Indenture, the Convertible Senior Notes are convertible into common stock of Tyler Technologies, Inc. (referred to as “our common stock” herein) at the following times or circumstances:
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
As of June 30, 2022, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest
The weighted average interest rates for the borrowings under the 2021 Credit Agreement and Convertible Senior Notes due 2026 were 2.71% and 0.25%, as of June 30, 2022, respectively. During the six months ended June 30, 2022, the effective interest rates for our borrowings were 2.38% and 0.54% for the 2021 Credit Agreement and the Convertible Senior Notes, respectively. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense - Revolving Credit Facility	$(315)	$(534)	$(628)	$(534)
Contractual interest expense - Term Loans	(4,375)	(2,660)	(7,369)	(2,660)
Contractual interest expense - Convertible Senior Notes	(375)	(375)	(750)	(458)
Amortization of debt discount and debt issuance costs	(1,149)	(959)	(2,271)	(1,054)
Interest expense and amortization of debt issuance costs - terminated 2019 Credit Agreement and Senior Unsecured Bridge loan facility	—	(7,909)	—	(8,209)
Total	$(6,214)	$(12,437)	$(11,018)	$(12,915)
As of June 30, 2022, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026. Under our 2021 Credit Agreement, we had $675 million in outstanding principal for the unsecured term loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of June 30, 2022. As of June 30, 2022, we had one outstanding standalone letter of credit totaling $2.0 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the six months ended June 30, 2022, we repaid $80.0 million of the unsecured term loans under the 2021 Credit Agreement.
In the six months ended June 30, 2022, and 2021, respectively, we made interest payments of $5.7 million and $9.4 million, associated with the 2021 Credit Agreement and the Convertible Senior Notes, including payment of a $6.4 million commitment fee related to the senior unsecured bridge loan facility paid in 2021.

(5)    Financial Instruments
The following table presents our financial instruments:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$253,062	$309,171
Held-to-maturity investments	—	98,653
Available-for-sale investments	60,930	—
Equity investments	10,000	10,000
Total	$323,992	$417,824
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Our available-for-sale securities were historically classified as held-to-maturity. During the fourth quarter of 2021, management determined that our investment portfolio would be transferred from held-to-maturity to available-for-sale, in order to have the flexibility to buy and sell investments and maximize cash liquidity for potential acquisitions or for debt repayments. Accordingly, our investment portfolio is now classified as available-for-sale as of June 30, 2022. Our available-for-sale investments primarily consist of investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive loss, net of tax in the accompanying condensed consolidated balance sheets and statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of June 30, 2022, we have an accrued interest receivable balance of approximately $318,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and six months ended June 30, 2022, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	June 30, 2022	December 31, 2021
Amortized cost	$62,016	$—
Unrealized gains	39	—
Unrealized losses	(1,125)	—
Estimated fair value	$60,930	$—
As of June 30, 2022, we have $34.5 million of available-for-sale debt securities with contractual maturities of one year or less and $26.5 million with contractual maturities great than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales and maturities	$17,923	$56,364	$40,595	$91,395
Realized losses on sales, net of tax	(48)	—	(7)	—
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

(6)    Other Comprehensive Income (Loss)
The following tables present the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-For-Sales Securities	Other	Accumulated Other Comprehensive Loss
Balance as of March 31, 2022	$(743)	$—	$(743)
Other comprehensive loss before reclassifications	(114)	—	(114)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	48	—	48
Other comprehensive loss	(66)	—	(66)
Balance as of June 30, 2022	$(809)	$—	$(809)

	Unrealized Loss On Available-For-Sales Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(743)	—	(743)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	7	—	7
Other comprehensive loss	(763)	—	(763)
Balance as of June 30, 2022	$(809)	$—	$(809)
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

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$60,930	$—	$60,930
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	566,034	—	566,034
Term Loan A-2	—	103,430	—	103,430
Convertible Senior Notes due 2026	—	567,006	—	567,006
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivable, accounts payable, short-term obligations, and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of June 30, 2022, we have $60.9 million in available-for-sale investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As of June 30, 2022, we have an 18% interest in BFTR, LLC. Periodically, our equity method investments are assessed for impairment. We do not reassess the fair value of equity method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of our cost method investment for the periods presented. This investment is included in other assets in the accompanying consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2021, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the three and six months ended June 30, 2022.
Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our 2021 Credit Agreement would approximate book value as of June 30, 2022, because our interest rates reset approximately every 30 days or less.
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

The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes due 2026):

	Fair Value at		Carrying Value at
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	566,034	580,515	566,034	580,515
Term Loan A-2	103,430	167,997	103,430	167,996
Convertible Notes due 2026	567,006	736,662	593,624	592,765
	$1,236,470	$1,485,174	$1,263,088	$1,341,276
(8)    Income Tax Provision
We had an effective income tax rate of 21.3% and 21.8% for the three and six months ended June 30, 2022, respectively, compared to 2.2% and 2.9% for the three and six months ended June 30, 2021, respectively. The increase in the effective tax rates for the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021, was principally driven by a decrease in the excess tax benefits related to stock incentive awards and an increase in reserves for state income tax benefits which are no longer more likely than not to be realized.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits, offset by state income taxes, non-deductible business expenses, and reserves for unrecognized state income tax benefits. The excess tax benefits related to stock incentive awards realized were $1.7 million and $4.7 million for the three and six months ended June 30, 2022, respectively, as compared to $6.4 million and $15.2 million for the three and six months ended June 30, 2021, respectively. Excluding the excess tax benefits, the effective tax rate was 24.6% and 26.4% for the three and six months ended June 30, 2022, respectively, compared to 26.7% and 26.5% for the three and six months ended June 30, 2021, respectively.
We made tax payments of $24.3 million and $967,000 in the six months ended June 30, 2022, and 2021, respectively.
(9)     Shareholders’ Equity
The following table details activity in our common stock ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	(32)	$(12,975)	—	$—	(32)	$(12,975)
Stock option exercises	51	8,178	89	11,286	101	16,223	210	29,388
Employee stock plan purchases	12	4,478	9	3,162	20	8,156	17	6,200
Restricted stock units vested, net of withheld shares upon award settlement	50	(7,743)	43	(7,052)	128	(20,330)	99	(16,010)
As of June 30, 2022, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock.
(10)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscriptions, software services and maintenance	$6,867	$5,909	$13,639	$10,909
Selling, general and administrative expenses	18,933	19,266	37,440	39,990
Total share-based compensation expense	$25,800	$25,175	$51,079	$50,899

(11)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$39,946	$25,530	$79,930	$62,506
Denominator:
Weighted-average basic common shares outstanding	41,500	40,765	41,499	40,761
Assumed conversion of dilutive securities:
Stock awards	821	1,329	950	1,387
Convertible Senior Notes	—	—	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,321	42,094	42,449	42,148
Earnings per common share:
Basic	$0.96	$0.63	$1.93	$1.53
Diluted	$0.94	$0.61	$1.88	$1.48
For the three and six months ended June 30, 2022, and 2021, stock awards, representing the right to purchase common stock of approximately 486,000 shares and 350,000 shares and 191,000 shares and 166,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes due 2026 on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2022, and 2021, as their effect would be anti-dilutive given none of the conversion features have been triggered. See Note 4, "Debt" for discussion on the conversion features related to the Convertible Senior Notes.
(12)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to 10 years from the execution date. Some of these leases include options to extend for up to five years. We have no finance leases and no related party lease agreements as of June 30, 2022. Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,586	$4,388	$6,008	$6,110
Short-term lease cost	488	731	994	1,212
Variable lease cost	204	496	574	927
Net lease cost	$3,278	$5,615	$7,576	$8,249

Supplemental information related to leases is as follows:

Other Information	Six Months Ended June 30,
	2022	2021
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,238	$6,203

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$6,606	$2,961

Lease term and discount rate:
Weighted average remaining lease term (years)	5.8	3.9
Weighted average discount rate	1.64%	2.51%
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
Rental income from third-party tenants for the three and six months ended June 30, 2022 totaled $493,000 and $798,000, respectively, and for the three and six months ended June 30, 2021 totaled $296,000 and $590,000, respectively. Rental income is included in hardware and other revenue in the condensed consolidated statements of income. As of June 30, 2022, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2022 (Remaining)	$914
2023	1,858
2024	1,898
2025	1,363
2026	408
Thereafter	131
Total	$6,572
(13)    Commitments and Contingencies
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
We provide our software systems and services and appraisal services through seven business units, which focus on the following products:
•financial management, education and planning, regulatory, and maintenance software solutions;
•financial management, municipal courts, planning, regulatory, and maintenance software solutions;
•courts and justice and public safety software solutions;
•data and insights solutions;
•appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services;
•development platform solutions including case management and business process management; and
•NIC digital government and payments solutions.
In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions. The business units presented in the ES reportable segment are the following: financial management, education and planning, regulatory, and maintenance software solutions; financial management, municipal courts, planning, regulatory, and maintenance software solutions; courts and justice and public safety software solutions; data and insights solutions; and appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows. The business units presented in the PT reportable segment are the following: NIC digital government and payments solutions and development platform solutions.
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense, and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating income also includes revenues and expenses related to a company-wide user conference.
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

For the three months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$14,623	$386	$—	$15,009
Subscriptions	128,694	127,122	—	255,816
Software services	41,841	21,284	—	63,125
Maintenance	110,760	6,055	—	116,815
Appraisal services	8,812	—	—	8,812
Hardware and other	5,498	—	3,610	9,108
Intercompany	5,342	—	(5,342)	—
Total revenues	$315,570	$154,847	$(1,732)	$468,685
Segment operating income (loss)	$102,090	$36,301	$(53,991)	$84,400

For the three months ended June 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$16,239	$1,365	$—	$17,604
Subscriptions	102,617	96,941	—	199,558
Software services	42,478	10,859	—	53,337
Maintenance	109,815	9,806	—	119,621
Appraisal services	6,265	—	—	6,265
Hardware and other	4,748	3	2,939	7,690
Intercompany	5,621	—	(5,621)	—
Total revenues	$287,783	$118,974	$(2,682)	$404,075
Segment operating income (loss)	$100,067	$26,021	$(64,554)	$61,534

For the six months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$30,728	$787	$—	$31,515
Subscriptions	249,010	252,249	—	501,259
Software services	84,490	40,132	—	124,622
Maintenance	221,455	12,389	—	233,844
Appraisal services	17,330	—	—	17,330
Hardware and other	12,612	—	3,610	16,222
Intercompany	10,931	—	(10,931)	—
Total revenues	$626,556	$305,557	$(7,321)	$924,792
Segment operating income (loss)	$208,619	$67,034	$(107,450)	$168,203

For the six months ended June 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$30,611	$1,926	$—	$32,537
Subscriptions	201,946	100,091	—	302,037
Software services	84,895	16,082	—	100,977
Maintenance	219,284	19,449	—	238,733
Appraisal services	12,730	—	—	12,730
Hardware and other	8,906	18	2,939	11,863
Intercompany	10,897	—	(10,897)	—
Total revenues	$569,269	$137,566	$(7,958)	$698,877
Segment operating income (loss)	$198,920	$29,244	$(115,046)	$113,118

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2022	2021	2022	2021
Total segment operating income	$84,400	$61,534	$168,203	$113,118
Amortization of acquired software	(14,039)	(11,823)	(27,260)	(19,787)
Amortization of customer and trade name intangibles	(13,604)	(11,420)	(28,318)	(16,832)
Interest expense	(6,214)	(12,437)	(11,018)	(12,915)
Other income, net	216	238	581	804
Income before income taxes	$50,759	$26,092	$102,188	$64,388

(15)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended June 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$12,683	$2,326	$15,009
Subscriptions	—	255,816	255,816
Software services	—	63,125	63,125
Maintenance	—	116,815	116,815
Appraisal services	—	8,812	8,812
Hardware and other	9,108	—	9,108
Total	$21,791	$446,894	$468,685

For the three months ended June 30, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$14,755	$2,849	$17,604
Subscriptions	—	199,558	199,558
Software services	—	53,337	53,337
Maintenance	—	119,621	119,621
Appraisal services	—	6,265	6,265
Hardware and other	7,690	—	7,690
Total	$22,445	$381,630	$404,075

For the six months ended June 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$26,752	$4,763	$31,515
Subscriptions	—	501,259	501,259
Software services	—	124,622	124,622
Maintenance	—	233,844	233,844
Appraisal services	—	17,330	17,330
Hardware and other	16,222	—	16,222
Total	$42,974	$881,818	$924,792

For the six months ended June 30, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$26,813	$5,724	$32,537
Subscriptions	—	302,037	302,037
Software services	—	100,977	100,977
Maintenance	—	238,733	238,733
Appraisal services	—	12,730	12,730
Hardware and other	11,863	—	11,863
Total	$38,676	$660,201	$698,877

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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$239,454	$133,177	$—	$372,631
Non-recurring revenues	70,774	21,670	3,610	96,054
Intercompany	5,342	—	(5,342)	—
Total revenues	$315,570	$154,847	$(1,732)	$468,685

For the three months ended June 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$212,432	$106,747	$—	$319,179
Non-recurring revenues	69,730	12,227	2,939	84,896
Intercompany	5,621	—	(5,621)	—
Total revenues	$287,783	$118,974	$(2,682)	$404,075

For the six months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$470,465	$264,638	$—	$735,103
Non-recurring revenues	145,160	40,919	3,610	189,689
Intercompany	10,931	—	(10,931)	—
Total revenues	$626,556	$305,557	$(7,321)	$924,792

For the six months ended June 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$421,230	$119,540	$—	$540,770
Non-recurring revenues	137,142	18,026	2,939	158,107
Intercompany	10,897	—	(10,897)	—
Total revenues	$569,269	$137,566	$(7,958)	$698,877
(16)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2022	December 31, 2021
Enterprise Software	$497,846	$479,048
Platform Technologies	28,538	29,705
Corporate	2,204	1,814
Totals	$528,588	$510,567

Changes in total deferred revenue, including long-term, were as follows:

Six months ended June 30, 2022
Balance as of December 31, 2021	$510,567
Deferral of revenue	611,953
Recognition of deferred revenue	(593,932)
Balance as of June 30, 2022	$528,588
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of June 30, 2022, was $1.85 billion, of which we expect to recognize approximately 47% as revenue over the next 12 months and the remainder thereafter.
(17)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $40.4 million and $38.1 million as of June 30, 2022, and December 31, 2021, respectively. Amortization expense was $3.7 million and $7.2 million for the three and six months ended June 30, 2022, respectively, and $3.2 million and $6.3 million for the three and six months ended June 30, 2021, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(18)    Subsequent Events
In July 2022, we repaid $100 million of the unsecured term loans under the 2021 Credit Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; (2) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (3) disruption to our business and harm to our competitive position resulting from cyber-attacks and security vulnerabilities (4) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (5) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (6) material portions of our business require the Internet infrastructure to be adequately maintained; (7) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (8) general economic, political and market conditions, including inflation and changes in interest rates; (9) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (10) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (11) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (12) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
GENERAL
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”) and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
Our products generally automate nine major functional areas: (1) financial management and education, (2) courts and justice, (3) public safety, (4) property appraisal and tax, (5) planning, regulatory and maintenance, (6) land and vital records management, (7) data and insights, (8) development platform technologies, and (9) NIC digital government and payments. We report our results in two reportable segments. The ES reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education, courts and justice, public safety, planning, regulatory and maintenance, data and insights, appraisal and tax software solutions, land and vital records management software solutions, and property appraisal services. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows such as the NIC digital government and payments solutions and development platform solutions.
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

Our total employee count increased to 7,143 at June 30, 2022, including 93 employees from acquisitions completed in 2021 and 2022, from 6,593 at June 30, 2021.
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
For the three and six months ended June 30, 2022, total revenues increased 16.0% and 32.3%, respectively, compared to the prior year period. Excluding the impact of 2021 and 2022 acquisitions, revenue increased 6.0% and 6.5% for the three and six months ended June 30, 2022, respectively, compared to the prior year period. Revenues from acquisitions completed in 2021 and 2022 accounted for 10.0% and 25.8% of the increase in revenues for the three and six months ended June 30, 2022, respectively.
Subscriptions revenue grew 28.2% and 66.0% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, primarily due the impact of the NIC acquisition, as well as an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and online payment services. Excluding the impact of 2021 and 2022 acquisitions, subscriptions revenue increased 10.0% and 12.3% for the three and six months ended June 30, 2022, respectively, compared to the prior year period. Subscription revenues from acquisitions completed in 2021 and 2022 contributed 18.2% and 53.7% for the three and six months period ended June 30, 2022, respectively.
Our backlog as of June 30, 2022, was $1.85 billion, a 13.9% increase from last year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, amortization and potential impairment of intangible assets and goodwill, and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2021. Except for the accounting policies for business combinations as a result of adopting Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805)(“ASU 2021-08”), there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2021.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Software licenses and royalties	3.2%	4.4%	3.4%	4.7%
Subscriptions	54.6	49.4	54.2	43.2
Software services	13.5	13.1	13.5	14.4
Maintenance	24.9	29.6	25.3	34.2
Appraisal services	1.9	1.6	1.9	1.8
Hardware and other	1.9	1.9	1.8	1.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.6	3.3	3.5	3.2
Subscriptions, software services and maintenance	52.1	49.4	52.0	47.8
Appraisal services	1.3	1.1	1.3	1.3
Hardware and other	1.7	1.1	1.4	1.0
Selling, general and administrative expenses	21.3	27.0	21.4	26.9
Research and development expense	5.0	5.8	5.1	6.5
Amortization of customer and trade name intangibles	2.9	2.8	3.1	2.4
Operating income	12.1	9.5	12.2	10.9
Interest expense	(1.3)	(3.1)	(1.2)	(1.8)
Other income, net	—	0.1	0.1	0.1
Income before income taxes	10.8	6.5	11.1	9.2
Income tax provision	2.3	0.1	2.4	0.3
Net income	8.5%	6.4%	8.7%	8.9%
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

The following table details revenue for NIC for the three and six months ended June 30, 2022, which is presented in our condensed consolidated statements of income from the date of acquisition and included in the operating results of the PT reportable segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Software licenses and royalties	$—	$—	$—	$—
Subscriptions	123,433	93,281	244,815	93,281
Software services	15,778	5,643	28,887	5,643
Maintenance	203	155	405	155
Appraisal services	—	—	—	—
Hardware and other	—	—	—	—
Total revenues	$139,414	$99,079	$274,107	$99,079
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$14,623	$16,239	$(1,616)	(10)%	$30,728	$30,611	$117	—%
PT	386	1,365	(979)	(72)	787	1,926	(1,139)	(59)
Total software licenses and royalties revenue	$15,009	$17,604	$(2,595)	(15)%	$31,515	$32,537	$(1,022)	(3)%
Software licenses and royalties revenue decreased 15% and 3% for the three and six months ended June 30, 2022, respectively, compared to the prior year periods. The decrease in software licenses and royalties revenue for the three months ended June 30, 2022, is attributed to more clients choosing our SaaS offering rather than purchasing the software under a traditional perpetual software arrangement. Our total new client mix for the six months ended June 30, 2022, was approximately 22% perpetual software license arrangements and approximately 78% subscription-based arrangements, compared to total new client mix for the six months ended June 30, 2021, of approximately 36% perpetual software license arrangements and approximately 64% subscription-based arrangements.
Although the mix of new contracts between SaaS-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our software license growth rate to continue to decline as a growing number of clients choose our SaaS-based options, rather than purchasing the software under a traditional perpetual software license arrangement and the Company begins transitioning to cloud-based only offerings. SaaS-based arrangements generally do not result in license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$128,694	$102,617	$26,077	25%	$249,010	$201,946	$47,064	23%
PT	127,122	96,941	30,181	31	252,249	100,091	152,158	152
Total subscriptions revenue	$255,816	$199,558	$56,258	28%	$501,259	$302,037	$199,222	66%

Subscriptions revenue primarily consists of revenue derived from online payments and SaaS arrangements. Other sources of subscription-based services are derived from digital government services and e-filing arrangements that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 28% and 66% for the three and six months ending June 30, 2022, respectively, compared to the prior period, primarily due to the inclusion of NIC’s revenues from the date of acquisition. Excluding the impact of revenue from 2021 and 2022 acquisitions of $36.4 million and $162.2 million for the three and six months ended June 30, 2022, respectively, subscriptions revenue increased 10.0% and 12.3% for the three and six months ended June 30, 2022, respectively. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ending June 30, 2022, respectively, we added 167 and 316 new SaaS clients and 96 and 184 existing on-premises clients converted to our SaaS model. Since June 30, 2021, we have added 595 new SaaS clients while 322 existing on-premises clients converted to our SaaS offerings. Also excluding the impact of revenue from 2021 and 2022 acquisitions, transaction-based fees contributed $4.6 million and $7.3 million to the increase in subscriptions revenue for the three and six months ended June 30, 2022, respectively, due to the increased volumes of online payments from e-filing and utility billings.
Software services
The following table sets forth a comparison of our software services revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$41,841	$42,478	$(637)	(1)%	$84,490	$84,895	$(405)	—%
PT	21,284	10,859	10,425	96	40,132	16,082	24,050	150
Total software services revenue	$63,125	$53,337	$9,788	18%	$124,622	$100,977	$23,645	23%
Software services revenue primarily consists of professional services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities, and consulting. New clients who acquire our software generally also contract with us to provide the related software services. Existing clients also periodically purchase additional training, consulting, and minor programming services. Software services revenue increased 18% and 23% for the three and six months ended June 30, 2022, respectively, compared to the prior year period. Excluding the impact of revenue from 2021 and 2022 acquisitions of $3.7 million and $17.0 million for the three and six months ended June 30, 2022, respectively, software services increased 11.3% and 6.6% for the three and six months ended June 30, 2022, respectively. That increase for three months ended June 30, 2022 in software services revenue is primarily attributed to higher revenues generated by the COVID pandemic-related rent relief services, partially offset by more clients selecting our cloud solutions instead of our on-premises license arrangements which typically require more professional services.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$110,760	$109,815	$945	1%	$221,455	$219,284	$2,171	1%
PT	6,055	9,806	(3,751)	(38)	12,389	19,449	(7,060)	(36)
Total maintenance revenue	$116,815	$119,621	$(2,806)	(2)%	$233,844	$238,733	$(4,889)	(2)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 2% for both the three and six months ended June 30, 2022, compared to the prior year period. For the three months ended June 30, 2022, maintenance revenue decreased mainly due to attrition related to a legacy case management solution and clients converting from on-premises license arrangements to SaaS, partially offset by annual maintenance rate increases and maintenance associated with new software license sales.

Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$8,812	$6,265	$2,547	41%	$17,330	$12,730	$4,600	36%
PT	—	—	—	—	—	—	—	—
Total appraisal services revenue	$8,812	$6,265	$2,547	41%	$17,330	$12,730	$4,600	36%
Appraisal services revenue for the three and six months ended June 30, 2022, increased by 41% and 36%, respectively, compared to the prior year primarily due to the ramp-up of appraisal services for several new revaluation contracts which started in recent quarters. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Software licenses and royalties	$2,869	$1,368	$1,501	110%	$5,478	$2,604	$2,874	110%
Acquired software	14,039	11,823	2,216	19	27,260	19,787	7,473	38
Subscriptions, software services, and maintenance	244,192	199,771	44,421	22	481,088	334,091	146,997	44
Appraisal services	5,976	4,429	1,547	35	11,912	9,046	2,866	32
Hardware and other	8,161	4,623	3,538	77	13,188	7,081	6,107	86
Total cost of revenues	$275,237	$222,014	$53,223	24%	$538,926	$372,609	$166,317	45%
The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of June 30:

	Three Months Ended			Six Months Ended
	2022	2021	Change	2022	2021	Change
Software licenses, royalties and acquired software	(12.7)%	25.1%	(37.8)%	(3.9)%	31.2%	(35.1)%
Subscriptions, software services and maintenance	44.0	46.4	(2.4)	44.0	47.9	(3.9)
Appraisal services	32.2	29.3	2.9	31.3	28.9	2.4
Hardware and other	10.4	39.9	(29.5)	18.7	40.3	(21.6)
Overall gross margin	41.3%	45.1%	(3.8)%	41.7%	46.7%	(5.0)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties, and acquired software. We do not have any direct costs associated with royalties. The gross margin for software licenses, royalties and acquired software is negative 12.7% and negative 3.9% for the three and six months ended June 30, 2022, respectively, and 25.1% and 31.2% for three and six months ended June 30, 2021, respectively. Excluding the impact of amortization expense of acquired software, the margin is 80.9% and 82.6% for the three and six months ended June 30, 2022, respectively, and 92.2% and 92.0% for three and six months ended June 30, 2021, respectively. The decline in software licenses, royalties and acquired software gross margin compared to prior year periods is due to lower revenue from software licenses and increased amortization expense related to acquired software from recent acquisitions.

Subscriptions, software services and maintenance. Cost of subscriptions, software services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities, and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, software services, and maintenance gross margin in the three and six months ended June 30, 2022, decreased 2.4% and 3.9%, respectively, from the comparable prior year period, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 and 2022 acquisitions, the gross margins were 44.6% and 46.2% for the three and six months ended June 30, 2022, respectively. The decrease of 1.8% and 1.7% for the three and six months ended June 30, 2022, respectively, from the comparable prior periods is due to several factors, including lower maintenance revenue resulting from attrition related to a legacy case management solution; a post-COVID return of low-margin revenues such as billable travel; higher personnel costs related to inflation, as well as an increase in professional services employees to enable delivery of our growing backlog and anticipated growth who are not yet billable; and higher hosting costs related to our accelerated shift to the cloud. Excluding employees added through acquisitions, our implementation and support staff has grown by 239 employees since June 30, 2021.
Appraisal services. Appraisal services revenue was approximately 1.9% of total revenue for the three and six months ended June 30, 2022, respectively. The appraisal services gross margin for the three and six months ended June 30, 2022, increased 2.9% and 2.4%, respectively, compared to the same period in 2021. The increase in margin is primarily due to cost savings attributed to lower travel expenses associated with appraisal projects. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Overall Gross Margin. For the three and six months ended June 30, 2022, our overall gross margin decreased 3.8% and 5.0%, respectively, compared to the prior year period, primarily due to the inclusion of NIC’s revenues, which historically have lower margins than Tyler. Excluding the impact from 2021 and 2022 acquisitions, overall gross margins were 42.3% and 44.2% for the three and six months ended June 30, 2022, respectively. For the three months ended June 30, 2022, the decrease in overall gross margin compared to the prior year period is due to lower revenue from software licenses and maintenance, higher personnel costs related to inflation, and "bubble costs" related to the transition from our proprietary data centers to Amazon Web Services ("AWS").
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions, and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs, and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative expenses	$99,701	$108,922	$(9,221)	(8)%	$197,596	$187,696	$9,900	5%
SG&A as a percentage of revenues was 21.3% and 21.4% for the three and six months ended June 30, 2022, respectively, compared to 27.0% and 26.9% for the three and six months ended June 30, 2021, respectively. Excluding the impact of SG&A expense from 2021 and 2022 acquisitions of $6.1 million and $23.8 million for the three and six months ended June 30, 2022, respectively, SG&A decreased 14.1% and 7.4% for the three and six months ending June 30, 2022, respectively, compared to the prior year period. The decrease in SG&A as a percentage of revenues is primarily attributed to lower transaction expense related to acquisitions completed in 2022 compared to those completed in 2021 and the decline in stock compensation expense due to the lower fair value of each share-based award issued in connection with our stock compensation plan. The decline in SG&A is partially offset by increased staff levels and other administrative expenses compared to prior periods.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expense	$23,386	$23,428	$(42)	—%	$47,327	$45,241	$2,086	5%

Research and development ("R&D") expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue. R&D expense in the three and six months ended June 30, 2022, remained flat and increased 5%, respectively, compared to the prior period. Excluding the impact of R&D expense from 2021 and 2022 acquisitions of $224,000 and $1.1 million for the three and six months ended June 30, 2022, respectively, R&D expense decreased 1.1% and increased 2.2% for the three and six months ending June 30, 2022, respectively, compared to prior year period. The decline in R&D expense for the three months ended June 30. 2022, is mainly attributed to a shift of some development resources to certain projects which meet the criteria for capitalization. The increase in R&D expense for the six months ended June 30, 2022, is mainly due to a number of new Tyler product development initiatives across our product suites somewhat offset by a shift of some development resources to certain projects which meet the criteria for capitalization.
Amortization of Other Intangibles
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Amortization of other intangibles	$13,604	$11,420	$2,184	19%	$28,318	$16,832	$11,486	68%
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. For the three and six months ended June 30, 2022, amortization expense increased compared to the prior period due to acquisitions completed in 2021 and 2022.
Interest Expense
The following table sets forth a comparison of our interest expense for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense	$(6,214)	$(12,437)	$6,223	(50)%	$(11,018)	$(12,915)	$1,897	(15)%
Interest expense is primarily comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three and six months ended June 30, 2022, compared to the prior period is attributable to the prior year period including $6.4 million of expense related to the senior unsecured bridge loan facility commitment fee paid in 2021 and lower levels of borrowings in the current year related to the 2021 Credit Agreement, offset by an increase in interest rates compared to prior year periods.
 Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Other income, net	$216	$238	$(22)	(9)%	$581	$804	$(223)	(28)%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and six months ended June 30, 2022, compared to the prior period is attributed to lower levels of invested cash.

Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of June 30:

	Three Months Ended		Change		Six Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Income tax provision	$10,813	$562	$10,251	1,824%	$22,258	$1,882	$20,376	1,083

Effective income tax rate	21.3%	2.2%			21.8%	2.9%
The increase in effective tax rate for the three and six months ended June 30, 2022, as compared to the same period in 2021, was principally driven by a decrease in excess tax benefits related to stock incentive awards. The effective income tax rates for the three and six months ended June 30, 2022 and 2021, were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefit of research tax credits, offset by state income taxes, non-deductible business expenses, and reserves for unrecognized state income tax benefits. The excess tax benefits related to stock incentive awards realized were $1.7 million and $4.7 million for the three and six months ended June 30, 2022, respectively, compared to $6.4 million and $15.2 million for the three and six months ended June 30, 2021, respectively. Excluding the excess tax benefits, the effective tax rate was 24.6% and 26.4% for the three and six months ended June 30, 2022, respectively, compared to 26.7% and 26.5% for the three and six months ended June 30, 2021, respectively.
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2022, we had cash and cash equivalents of $253.1 million compared to $309.2 million at December 31, 2021. We also had $60.9 million invested in investment grade corporate and municipal bonds as of June 30, 2022. These investments have varying maturity dates through 2027 and are held as available-for-sale. As of June 30, 2022, we believe our cash from operating activities, revolving credit facility, cash on hand, and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the six months ended June 30:

	2022	2021
Cash flows provided (used) by:
Operating activities	$130,220	$51,356
Investing activities	(110,378)	(1,998,692)
Financing activities	(75,951)	1,560,486
Net decrease in cash and cash equivalents	$(56,109)	$(386,850)
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
For the six months ended June 30, 2022, operating activities provided cash of $130.2 million. Operating activities that provided cash were primarily comprised of net income of $79.9 million, non-cash depreciation and amortization charges of $75.9 million, non-cash share-based compensation expense of $51.1 million and a non-cash decrease in operating lease right-of-use assets of $5.1 million. Working capital, excluding cash, increased approximately $81.7 million mainly due to higher accounts receivable because of an increase in unbilled receivables attributed to revenues recognized prior to billings and our maintenance billing cycle peaking in June, the timing of bonuses payments, the timing of payments of payroll related taxes, and deferred taxes associated with stock option activity during the period. These increases were offset by an increase in deferred revenue during the period, the timing of payments to and receipts from our government partners and end-user consumers, and the timing of income tax payments. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.

Our days sales outstanding (“DSO”) was 115 days at June 30, 2022, compared to 108 days at December 31, 2021, and 131 days at June 30, 2021. The increase in DSO compared to December 31, 2021, is primarily attributed to our maintenance billing cycle, which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The decrease in DSO compared to June 30, 2021, is attributed to improved collection efforts.
Investing activities used cash of $110.4 million in the six months ending June 30, 2022. On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a market-leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.7 million, consisting of $117.6 million paid in cash, and approximately $5.5 million related to indemnity holdbacks, subject to certain post-closing adjustments. In addition, approximately $16.5 million of software development costs were capitalized. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
Financing activities used cash of $76.0 million in the six months ended June 30, 2022, primarily attributable to repayment of $80.0 million of the unsecured term loans and offset by payments received from stock option exercises and employee stock purchase plan activity, net of withheld shares for taxes upon equity award.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of June 30, 2022, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $24.3 million and $967,000 in the six months ended June 30, 2022, and 2021, respectively.
As of June 30, 2022, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026. Under our 2021 Credit Agreement, we had $675 million in outstanding principal for the unsecured term loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of June 30, 2022. As of June 30, 2022, we had one outstanding standalone letter of credit totaling $2.0 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the six months ended June 30, 2022, we repaid $80.0 million of the unsecured term loans under 2021 Credit Agreement.
Subsequent to June 30, 2022, we repaid $100 million of the unsecured term loans under the 2021 Credit Agreement in July 2022.
In the six months ended June 30, 2022, and 2021, respectively, we made interest payments of $5.7 million and $9.4 million, associated with the 2021 Credit Agreement and the Convertible Senior Notes, including payment of a $6.4 million commitment fee related to the senior unsecured bridge loan facility paid in 2021.
See Note 4, "Debt", to the Condensed Consolidated Financial Statements for discussions of the 2021 Credit Agreement and Convertible Senior Notes.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We anticipate that 2022 capital spending will be between $58 million and $62 million, including approximately $34 million of capitalized software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending is expected to be funded from existing cash balances and cash flows from operations.
We lease office facilities, as well as transportation and other equipment used in our operations under non-cancelable operating lease agreements expiring at various dates through 2027.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of June 30, 2022, we had $675.0 million of outstanding borrowings under our 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
Borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.5%.
During the six months ended June 30, 2022, the effective interest rate for our borrowings was 2.38%. Based on the aggregate outstanding principal balance under the 2021 Credit Agreement as of June 30, 2022, of $675.0 million, each quarter point change in interest rates would result in a $1.7 million change in annual interest expense.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Other than routine litigation incidental to our business, there are no material legal proceedings pending to which we are party or to which any of our properties are subject.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended June 30, 2022, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Date: July 29, 2022