Form 10-Q
period 2022-09-30
TYLER TECHNOLOGIES INC
filed 2022-10-27
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on October 25, 2022 was 41,639,898.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Software licenses and royalties	$20,269	$22,673	$51,784	$55,210
Subscriptions	254,346	252,942	755,604	554,979
Professional services	63,180	54,624	187,802	155,601
Maintenance	117,338	117,833	351,182	356,566
Appraisal services	8,638	7,146	25,968	19,876
Hardware and other	9,420	4,655	25,643	16,518
Total revenues	473,191	459,873	1,397,983	1,158,750

Cost of revenues:
Software licenses and royalties	3,162	1,547	8,640	4,151
Amortization of acquired software	13,622	12,896	40,882	32,683
Subscriptions, professional services and maintenance	239,928	241,944	721,017	576,035
Appraisal services	5,783	4,506	17,695	13,552
Hardware and other	6,033	2,764	19,219	9,845
Total cost of revenues	268,528	263,657	807,453	636,266

Gross profit	204,663	196,216	590,530	522,484

Selling, general and administrative expenses	103,619	101,847	301,216	289,543
Research and development expense	25,190	24,002	72,517	69,243
Amortization of other intangibles	14,941	14,183	43,259	31,015

Operating income	60,913	56,184	173,538	132,683

Interest expense	(9,258)	(5,396)	(20,276)	(18,311)
Other income, net	131	445	712	1,249
Income before income taxes	51,786	51,233	153,974	115,621
Income tax (benefit) provision	(1,447)	7,063	20,811	8,945
Net income	$53,233	$44,170	$133,163	$106,676

Earnings per common share:
Basic	$1.28	$1.08	$3.21	$2.61
Diluted	$1.26	$1.04	$3.14	$2.53
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$53,233	$44,170	$133,163	$106,676
Other comprehensive loss, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding losses on available for sale securities during the period	(109)	—	(852)	—
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	—	(27)	—
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	72	—	79	—
Other comprehensive loss, net of tax	(37)	—	(800)	—
Comprehensive income	$53,196	$44,170	$132,363	$106,676
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$185,927	$309,171
Accounts receivable (less allowance for losses and sales adjustments of $14,057 in 2022 and $12,086 in 2021)	561,780	521,059
Short-term investments	39,360	52,300
Prepaid expenses	59,096	55,513
Income tax receivable	7,379	18,137
Other current assets	6,608	8,151
Total current assets	860,150	964,331
Accounts receivable, long-term	9,213	13,937
Operating lease right-of-use assets	53,202	39,720
Property and equipment, net	175,196	181,193
Other assets:
Software development costs, net	51,092	28,489
Goodwill	2,449,405	2,359,674
Other intangibles, net	1,004,045	1,052,493
Non-current investments	22,627	46,353
Other non-current assets	50,443	45,971
	$4,675,373	$4,732,161
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,121	$119,988
Accrued liabilities	134,313	158,424
Operating lease liabilities	10,581	10,560
Deferred revenue	529,233	510,529
Current portion of term loans	30,000	30,000
Total current liabilities	812,248	829,501
Revolving credit facility	—	—
Term loans	452,138	718,511
Convertible senior notes due 2026, net	594,054	592,765
Deferred revenue, long-term	2,473	38
Deferred income taxes	203,204	228,085
Operating lease liabilities, long-term	49,759	36,336
Other long-term liabilities	14,199	2,893
Total liabilities	2,128,075	2,408,129
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2022 and December 31, 2021	481	481
Additional paid-in capital	1,164,359	1,075,650
Accumulated other comprehensive loss, net of tax	(846)	(46)
Retained earnings	1,406,777	1,273,614
Treasury stock, at cost; 6,525,259 and 6,832,640 shares in 2022 and 2021, respectively	(23,473)	(25,667)
Total shareholders' equity	2,547,298	2,324,032
	$4,675,373	$4,732,161
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$133,163	$106,676
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	116,950	97,864
Losses from sale of investments	44	—
Share-based compensation expense	77,991	80,360
Operating lease right-of-use assets expense	9,240	7,016
Deferred income tax benefit	(32,845)	(15,681)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(34,163)	2,403
Income tax receivable	10,759	24,171
Prepaid expenses and other current assets	(6,568)	(10,456)
Accounts payable	(13,750)	(64,383)
Operating lease liabilities	(9,324)	(3,904)
Accrued liabilities	(23,797)	4,817
Deferred revenue	20,592	29,609
Other long-term liabilities	11,306	(1,749)
Net cash provided by operating activities	259,598	256,743

Cash flows from investing activities:
Additions to property and equipment	(17,441)	(20,770)
Purchase of marketable security investments	(20,428)	(75,684)
Proceeds and maturities from marketable security investments	55,052	114,563
Investment in software	(25,557)	(14,966)
Cost of acquisitions, net of cash acquired	(117,706)	(2,088,394)
Other	326	463
Net cash used by investing activities	(125,754)	(2,084,788)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—
Payment on term loans	(270,000)	(57,500)
Proceeds from term loans	—	900,000
Proceeds from issuance of convertible senior notes	—	600,000
Payment of debt issuance costs	—	(27,165)
Purchase of treasury shares	—	(12,975)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award	298	46,433
Contributions from employee stock purchase plan	12,614	9,757
Net cash (used) provided by financing activities	(257,088)	1,458,550

Net decrease in cash and cash equivalents	(123,244)	(369,495)
Cash and cash equivalents at beginning of period	309,171	603,623
Cash and cash equivalents at end of period	$185,927	$234,128
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	48,148	$481	$1,128,821	$(809)	$1,353,544	(6,584)	$(23,710)	$2,458,327
Net income	—	—	—	—	53,233	—	—	53,233
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(37)	—	—	—	(37)
Exercise of stock options and vesting of restricted stock units	—	—	4,232	—	—	45	758	4,990
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(2)	(585)	(585)
Stock compensation	—	—	26,912	—	—	—	—	26,912
Issuance of shares pursuant to employee stock purchase plan	—	—	4,394	—	—	16	64	4,458
Balance at September 30, 2022	48,148	$481	$1,164,359	$(846)	$1,406,777	(6,525)	$(23,473)	$2,547,298

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	48,148	$481	$962,557	$(46)	$1,174,662	(7,315)	$(29,663)	$2,107,991
Net income	—	—	—	—	44,170	—	—	44,170
Exercise of stock options and vesting of restricted stock units	—	—	14,712	—	—	112	2,333	17,045
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(3)	(1,451)	(1,451)
Stock compensation	—	—	29,461	—	—	—	—	29,461
Issuance of shares pursuant to employee stock purchase plan	—	—	3,482	—	—	9	75	3,557
Treasury stock purchases	—	—	—	—	—	—	—	—
Purchase Consideration for Converted Stock	—	—	—	—	—	—	—	—
Balance at September 30, 2021	48,148	$481	$1,010,212	$(46)	$1,218,832	(7,197)	$(28,706)	$2,200,773

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	$2,324,032
Net income	—	—	—	—	133,163	—	—	133,163
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(800)	—	—	—	(800)
Exercise of stock options and vesting of restricted stock units	—	—	(1,665)	—	—	324	22,878	21,213
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(52)	(20,915)	(20,915)
Stock compensation	—	—	77,991	—	—	—	—	77,991
Issuance of shares pursuant to employee stock purchase plan	—	—	12,383	—	—	36	231	12,614
Balance at September 30, 2022	48,148	$481	$1,164,359	$(846)	$1,406,777	(6,525)	$(23,473)	$2,547,298

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	48,148	$481	$905,332	$(46)	$1,112,156	(7,609)	$(31,812)	$1,986,111
Net income	—	—	—	—	106,676	—	—	106,676
Exercise of stock options and vesting of restricted stock units	—	—	13,089	—	—	458	33,344	46,433
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(40)	(17,461)	(17,461)
Stock compensation	—	—	80,360	—	—	—	—	80,360
Issuance of shares pursuant to employee stock purchase plan	—	—	9,559	—	—	26	198	9,757
Treasury stock purchases	—	—	—	—	—	(32)	(12,975)	(12,975)
Purchase Consideration for Converted Stock	—	—	1,872	—	—	—	—	1,872
Balance at September 30, 2021	48,148	$481	$1,010,212	$(46)	$1,218,832	(7,197)	$(28,706)	$2,200,773

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2022, and December 31, 2021, and operating result amounts are for the three and nine months ended September 30, 2022, and 2021, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2021. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and nine months ended September 30, 2022, we had approximately $37,000 and $800,000 of other comprehensive loss, net of taxes, from our available-for-sale investment holdings and no items of other comprehensive income (loss) during the three and nine months ended September 30, 2021.
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
REVENUE RECOGNITION
Nature of Products and Services
We earn revenues from software licenses, royalties, subscription-based services, professional services, post-contract customer support (“PCS” or “maintenance”), hardware, and appraisal services. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Most of our software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis.

Significant Judgments:
Our contracts with customers often include multiple performance obligations to a customer. When a software arrangement (license or subscription) includes both software licenses and professional services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the professional services and recognized over time.
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
For arrangements that involve significant production, modification, or customization of the software, or where professional services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the customer over time using progress-to-completion methods. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred, or value added. The progress-to-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because we can provide reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit margin in the range of estimates is used until the results can be estimated more precisely. These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Subscriptions revenue primarily consists of revenue derived from our SaaS arrangements. Other sources of subscription-based revenues are derived from transaction-based fees primarily related to digital government services and payment processing. We also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements. For transaction-based revenues from digital government services, payments, and e-filing transaction fees, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable.
Refer to Note 15 - “Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.
Contract Balances:
Accounts receivable and allowance for losses and sales adjustments
Timing of revenue recognition may differ from the timing of invoicing to customers. We record an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when invoicing occurs prior to revenue recognition. For multi-year agreements, we generally invoice customers annually at the beginning of each annual coverage period. We record an unbilled receivable related to revenue recognized for on-premises licenses as we have an unconditional right to invoice and receive payment in the future related to those licenses.

At September 30, 2022, and December 31, 2021, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $571.0 million and $535.0 million, respectively. We have recorded unbilled receivables of $137.7 million and $140.3 million at September 30, 2022 and December 31, 2021, respectively. Included in unbilled receivables are retention receivables of $7.6 million and $7.7 million at September 30, 2022 and December 31, 2021, respectively, which become payable upon the completion of the contract or completion of our appraisal fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $14.1 million and $12.1 million at September 30, 2022, and December 31, 2021, respectively, does not include provisions for credit losses. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
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
(3)    Acquisitions
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.6 million, consisting of $117.9 million paid in cash and approximately $5.0 million related to indemnity holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of US eDirect's assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

Cash	$6,361
Accounts receivable	1,730
Other current assets	594
Other noncurrent assets	698
Goodwill and identifiable intangible assets	125,643
Accounts payable	(1,881)
Accrued expenses	(357)
Other noncurrent liabilities	(742)
Deferred revenue	(688)
Deferred tax liabilities, net	(8,428)
Total consideration	$122,930

In connection with this transaction, we acquired total tangible assets of $9.4 million and assumed liabilities of approximately $3.7 million. We recorded goodwill of approximately $91.5 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $34.1 million. The identifiable intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 13 years. We recorded net deferred tax liabilities of $8.4 million related to the tax effect of our estimated fair value allocations. Since the acquisition date, we recorded adjustments to the preliminary opening balance sheet attributed to decreases in other current assets, other noncurrent assets, identifiable intangible assets, accrued expenses, and deferred revenue, and increases in accounts receivable, accounts payable, and deferred tax liabilities, resulting in a net increase to goodwill of approximately $10.4 million.
The goodwill of approximately $91.5 million arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings, and cash flow by expanding our addressable market and client base.
The operating results of US eDirect are included with the operating results of the Platform Technologies segment since its date of acquisition. The impact of the US eDirect acquisition on our operating results, assets, and liabilities is not material. For the nine months ended September 30, 2022, we incurred fees of approximately $1.2 million for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These costs were expensed in 2022 and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
As of September 30, 2022, the purchase price allocation for US eDirect is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of September 30, 2022, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following unaudited pro forma consolidated operating results information has been prepared as if the acquisition of US eDirect had occurred on January 1, 2021, after giving effect to certain adjustments, including amortization of intangibles, transaction costs, and tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$473,191	$464,608	$1,399,205	$1,172,575
Net income	53,233	43,851	121,416	105,950
Basic earnings per share	$1.28	$1.07	$2.92	$2.60
Diluted earnings per share	$1.26	$1.04	$2.86	$2.51
The pro forma information above does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.

(4)    Debt
The following table summarizes our total outstanding borrowings related to the 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	September 30, 2022	December 31, 2021
2021 Credit Agreement
Revolving credit facility	L + 1.50%	April 2026	$—	$—
Term Loan A-1	L + 1.50%	April 2026	380,000	585,000
Term Loan A-2	L + 1.25%	April 2024	105,000	170,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			1,085,000	1,355,000
Less: unamortized debt discount and debt issuance costs			(8,808)	(13,724)
Total borrowings, net			1,076,192	1,341,276

Less: current portion of debt			(30,000)	(30,000)
Carrying value			$1,046,192	$1,311,276
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
Borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. The 2021 Credit Agreement has customary benchmark replacement language with respect to the replacement of LIBOR once LIBOR becomes unavailable. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, currently 0.25% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio.

The 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2022, we were in compliance with those covenants.
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
Before September 15, 2025, holders of the Convertible Senior Notes have the right to convert their Convertible Senior Notes only upon the occurrence of certain events. Under the terms of the Indenture, the Convertible Senior Notes are convertible into common stock of Tyler Technologies, Inc. (referred to as “our common stock” herein) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended September 30, 2021, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
As of September 30, 2022, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest
The weighted average interest rates for the borrowings under the 2021 Credit Agreement and Convertible Senior Notes due 2026 were 4.56% and 0.25%, as of September 30, 2022, respectively. During the nine months ended September 30, 2022, the effective interest rates for our borrowings were 3.28% and 0.54% for the 2021 Credit Agreement and the Convertible Senior Notes, respectively. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense - Revolving Credit Facility	$(320)	$(391)	$(948)	$(925)
Contractual interest expense - Term Loans	(5,234)	(3,492)	(12,603)	(6,153)
Contractual interest expense - Convertible Senior Notes	(375)	(379)	(1,125)	(838)
Amortization of debt discount and debt issuance costs	(3,329)	(1,134)	(5,600)	(2,176)
Interest expense and amortization of debt issuance costs - terminated 2019 Credit Agreement and Senior Unsecured Bridge loan facility	—	—	—	(8,219)
Total	$(9,258)	$(5,396)	$(20,276)	$(18,311)
As of September 30, 2022, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026. Under our 2021 Credit Agreement, we had $485 million in outstanding principal for the Term Loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of September 30, 2022. As of September 30, 2022, we had one outstanding standalone letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the nine months ended September 30, 2022, we repaid $270.0 million of the Term Loans under the 2021 Credit Agreement.
In the nine months ended September 30, 2022, and 2021, respectively, we made interest payments of $14.7 million and $14.2 million, associated with the 2021 Credit Agreement and the Convertible Senior Notes, including payment of a $6.4 million commitment fee related to the senior unsecured bridge loan facility paid in 2021.

(5)    Financial Instruments
The following table presents our financial instruments:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$185,927	$309,171
Held-to-maturity investments	—	98,653
Available-for-sale investments	61,987	—
Equity investments	10,000	10,000
Total	$257,914	$417,824
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Our available-for-sale securities were historically classified as held-to-maturity. During the fourth quarter of 2021, management determined that our investment portfolio would be transferred from held-to-maturity to available-for-sale, in order to have the flexibility to buy and sell investments and maximize cash liquidity for potential acquisitions or for debt repayments. Accordingly, our investment portfolio is now classified as available-for-sale as of September 30, 2022. Our available-for-sale investments primarily consist of investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive loss, net of tax in the accompanying condensed consolidated balance sheets and statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of September 30, 2022, we have an accrued interest receivable balance of approximately $259,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and nine months ended September 30, 2022, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	September 30, 2022	December 31, 2021
Amortized cost	$63,122	$—
Unrealized gains	50	—
Unrealized losses	(1,185)	—
Estimated fair value	$61,987	$—
As of September 30, 2022, we have $39.4 million of available-for-sale debt securities with contractual maturities of one year or less and $22.6 million with contractual maturities great than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales and maturities	$14,457	$23,168	$55,052	$114,563
Realized losses on sales, net of tax	(72)	—	(79)	—
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

(6)    Other Comprehensive Income (Loss)
The following tables present the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sales Securities	Other	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(809)	$—	$(809)
Other comprehensive loss before reclassifications	(109)	—	(109)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	72	—	72
Other comprehensive loss	(37)	—	(37)
Balance as of September 30, 2022	$(846)	$—	$(846)

	Unrealized Loss On Available-for-Sales Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(852)	—	(852)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	79	—	79
Other comprehensive loss	(800)	—	(800)
Balance as of September 30, 2022	$(846)	$—	$(846)
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

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$61,987	$—	$61,987
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	377,611	—	377,611
Term Loan A-2	—	104,527	—	104,527
Convertible Senior Notes due 2026	—	574,032	—	574,032
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivable, accounts payable, short-term obligations, and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of September 30, 2022, we have $62.0 million in available-for-sale investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As of September 30, 2022, we have an 18% interest in BFTR, LLC. Periodically, our equity method investments are assessed for impairment. We do not reassess the fair value of equity method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of our equity method investment for the periods presented. This investment is included in other assets in the accompanying condensed consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. We identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the three and nine months ended September 30, 2022.
Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our 2021 Credit Agreement would approximate book value as of September 30, 2022, because our interest rates reset approximately every 30 days or less.
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

The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes due 2026):

	Fair Value at		Carrying Value at
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	377,611	580,515	377,611	580,515
Term Loan A-2	104,527	167,996	104,527	167,996
Convertible Notes due 2026	574,032	736,662	594,054	592,765
	$1,056,170	$1,485,173	$1,076,192	$1,341,276
(8)    Income Tax Provision
We had an effective income tax rate of negative 2.8% and 13.5% for the three and nine months ended September 30, 2022, respectively, compared to 13.8% and 7.7% for the three and nine months ended September 30, 2021, respectively. The changes in the effective tax rate for the three and nine months ended September 30, 2022, as compared to the same period in 2021, was principally driven by an increase in research tax credit benefits, entirely offset for the three month period and somewhat offset for the nine month period by a corresponding liability for uncertain tax positions and the decrease in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefits of research tax credits, offset by an increase in liabilities for uncertain tax positions related to research tax credits, state income taxes, and non-deductible expenses. The excess tax benefits related to stock incentive awards realized were $1.3 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, as compared to $6.3 million and $21.5 million for the three and nine months ended September 30, 2021, respectively. The tax benefits of research tax credits were $21.7 million and $24.4 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.4 million and $3.3 million for the three and nine months ended September 30, 2021, respectively. The changes in net liabilities for uncertain tax positions were $6.1 million and $6.9 million for the three and nine months ended September 30, 2022, respectively, as compared to negative $1.2 million for both the three and nine months ended September 30, 2021. Excluding the excess tax benefits related to stock incentive awards, research tax credit benefits, and net liabilities for uncertain tax positions, the effective tax rate was 29.8% and 28.8% for the three and nine months ended September 30, 2022, respectively, compared to 31.1% and 30.2% for the three and nine months ended September 30, 2021, respectively.
We made tax payments of $35.3 million and $1.7 million in the nine months ended September 30, 2022, and 2021, respectively.
(9)     Shareholders’ Equity
The following table details activity in our common stock (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	—	$—	—	$—	(32)	$(12,975)
Stock option exercises	39	4,990	103	17,045	140	21,213	313	46,433
Employee stock plan purchases	16	4,458	9	3,557	36	12,614	26	9,757
Restricted stock units vested, net of withheld shares upon award settlement	4	(585)	5	(1,451)	132	(20,915)	104	(17,461)
As of September 30, 2022, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock.

(10)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscriptions, professional services and maintenance	$7,181	$6,303	$20,820	$17,212
Selling, general and administrative expenses	19,731	23,158	57,171	63,148
Total share-based compensation expense	$26,912	$29,461	$77,991	$80,360
(11)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$53,233	$44,170	$133,163	$106,676
Denominator:
Weighted-average basic common shares outstanding	41,600	40,888	41,523	40,805
Assumed conversion of dilutive securities:
Stock awards	807	1,398	902	1,391
Convertible Senior Notes	—	—	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,407	42,286	42,425	42,196
Earnings per common share:
Basic	$1.28	$1.08	$3.21	$2.61
Diluted	$1.26	$1.04	$3.14	$2.53
For the three and nine months ended September 30, 2022, and 2021, stock awards, representing the right to purchase common stock of approximately 361,000 shares and 354,000 shares and 109,000 shares and 147,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes due 2026 on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2022, and 2021, as their effect would be antidilutive given none of the conversion features have been triggered. See Note 4, "Debt" for discussion on the conversion features related to the Convertible Senior Notes.
(12)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to 12 years from the execution date. Some of these leases include options to extend for up to six years. We have no finance leases and no related party lease agreements as of September 30, 2022. Right-of-use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheets.

The components of operating lease expense were as follows:

Lease Costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$4,601	$3,291	$10,609	$7,770
Short-term lease cost	578	547	1,572	1,759
Variable lease cost	276	378	850	1,305
Net lease cost	$5,455	$4,216	$13,031	$10,834
Supplemental information related to leases is as follows:

Other Information	Nine Months Ended September 30,
	2022	2021
Cash flows:
Cash amounts paid included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$10,247	$7,856

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$23,821	$17,633

Lease term and discount rate:
Weighted average remaining lease term (years)	7.3	5.9
Weighted average discount rate	1.57%	1.91%
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
Rental income from third-party tenants for the three and nine months ended September 30, 2022 totaled $456,000 and $1.2 million, respectively, and for the three and nine months ended September 30, 2021 totaled $301,000 and $891,000, respectively. Rental income is included in hardware and other revenue in the condensed consolidated statements of income. As of September 30, 2022, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2022 (Remaining)	$458
2023	1,858
2024	1,898
2025	1,363
2026	408
Thereafter	131
Total	$6,116

(13)    Commitments and Contingencies
Litigation
During the first quarter 2022, the Company received a notice of termination for convenience for professional services under a contractual arrangement with the state client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience. As of September 30, the total exposure in our financial statements included the remaining balance of net billed accounts receivable for licenses and services rendered under the contract of approximately $12 million.
The client was unresponsive to company outreach for several months. On August 23, 2022, the Company filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. The client has not filed responsive pleadings and no other significant activity has occurred in the lawsuit. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
(14)    Segment and Related Information
We provide integrated information management solutions and services for the public sector.
We provide our software systems and related professional services and appraisal services through seven business units, which focus on the following products:
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
In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education; courts and justice; public safety; planning, regulatory and maintenance; data and insights; appraisal and tax software solutions; land and vital records management software solutions; and property appraisal services. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows. The business units presented in the PT reportable segment are the following: NIC digital government and payments solutions and development platform solutions.
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
As of January 1, 2022, the appraisal and tax software solutions, land and vital records management software solutions, and property appraisal service business unit, which was previously reported in the Appraisal & Tax ("A&T") reportable segment, was moved to the ES reportable segment and the NIC digital government and payments solutions and development platform solutions moved to the PT reportable segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. As a result of the changes in our reportable segments, the former A&T and NIC reportable segments are no longer considered separate segments. Prior year amounts for the ES and PT reportable segments have been adjusted to reflect the segment change.

For the three months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$17,165	$3,104	$—	$20,269
Subscriptions	135,337	119,009	—	254,346
Professional services	42,441	20,739	—	63,180
Maintenance	111,486	5,852	—	117,338
Appraisal services	8,638	—	—	8,638
Hardware and other	7,271	—	2,149	9,420
Intercompany	5,541	—	(5,541)	—
Total revenues	$327,879	$148,704	$(3,392)	$473,191
Segment operating income (loss)	$110,693	$33,466	$(54,683)	$89,476

For the three months ended September 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$21,201	$1,472	$—	$22,673
Subscriptions	106,841	146,101	—	252,942
Professional services	41,169	13,455	—	54,624
Maintenance	109,480	8,353	—	117,833
Appraisal services	7,146	—	—	7,146
Hardware and other	4,556	11	88	4,655
Intercompany	5,142	—	(5,142)	—
Total revenues	$295,535	$169,392	$(5,054)	$459,873
Segment operating income (loss)	$102,602	$40,182	$(59,521)	$83,263

For the nine months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$47,893	$3,891	$—	$51,784
Subscriptions	384,346	371,258	—	755,604
Professional services	126,931	60,871	—	187,802
Maintenance	332,941	18,241	—	351,182
Appraisal services	25,968	—	—	25,968
Hardware and other	19,884	—	5,759	25,643
Intercompany	16,472	—	(16,472)	—
Total revenues	$954,435	$454,261	$(10,713)	$1,397,983
Segment operating income (loss)	$319,312	$100,500	$(162,133)	$257,679

For the nine months ended September 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Software licenses and royalties	$51,812	$3,398	$—	$55,210
Subscriptions	308,787	246,192	—	554,979
Professional services	126,064	29,537	—	155,601
Maintenance	328,764	27,802	—	356,566
Appraisal services	19,876	—	—	19,876
Hardware and other	13,462	29	3,027	16,518
Intercompany	16,039	—	(16,039)	—
Total revenues	$864,804	$306,958	$(13,012)	$1,158,750
Segment operating income (loss)	$301,522	$69,426	$(174,567)	$196,381

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2022	2021	2022	2021
Total segment operating income	$89,476	$83,263	$257,679	$196,381
Amortization of acquired software	(13,622)	(12,896)	(40,882)	(32,683)
Amortization of customer and trade name intangibles	(14,941)	(14,183)	(43,259)	(31,015)
Interest expense	(9,258)	(5,396)	(20,276)	(18,311)
Other income, net	131	445	712	1,249
Income before income taxes	$51,786	$51,233	$153,974	$115,621

(15)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended September 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$19,068	$1,201	$20,269
Subscriptions	—	254,346	254,346
Professional services	—	63,180	63,180
Maintenance	—	117,338	117,338
Appraisal services	—	8,638	8,638
Hardware and other	9,420	—	9,420
Total	$28,488	$444,703	$473,191

For the three months ended September 30, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$19,170	$3,503	$22,673
Subscriptions	—	252,942	252,942
Professional services	—	54,624	54,624
Maintenance	—	117,833	117,833
Appraisal services	—	7,146	7,146
Hardware and other	4,655	—	4,655
Total	$23,825	$436,048	$459,873

For the nine months ended September 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$45,820	$5,964	$51,784
Subscriptions	—	755,604	755,604
Professional services	—	187,802	187,802
Maintenance	—	351,182	351,182
Appraisal services	—	25,968	25,968
Hardware and other	25,643	—	25,643
Total	$71,463	$1,326,520	$1,397,983

For the nine months ended September 30, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Software licenses and royalties	$45,983	$9,227	$55,210
Subscriptions	—	554,979	554,979
Professional services	—	155,601	155,601
Maintenance	—	356,566	356,566
Appraisal services	—	19,876	19,876
Hardware and other	16,518	—	16,518
Total	$62,501	$1,096,249	$1,158,750

Recurring Revenues
The majority of our revenue is comprised of revenues from maintenance and subscriptions, which we consider to be recurring revenues. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenues. That maintenance and support is generally provided under annual, or in some cases, multi-year contracts. Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements and transaction-based fees, which relate to digital government services, e-filing transactions, and payment processing. Total subscriptions revenue derived from transaction-based fees included in total recurring revenues was $148.9 million and $454.3 million for the three and nine months ended September 30, 2022, respectively, and $171.2 million and $317.7 million for the three and nine months ended September 30, 2021, respectively. The contract terms for subscription arrangements range from one to 10 years but are typically for initial periods of three to five years. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$246,823	$124,861	$—	$371,684
Non-recurring revenues	75,515	23,843	2,149	101,507
Intercompany	5,541	—	(5,541)	—
Total revenues	$327,879	$148,704	$(3,392)	$473,191

For the three months ended September 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$216,321	$154,454	$—	$370,775
Non-recurring revenues	74,072	14,938	88	89,098
Intercompany	5,142	—	(5,142)	—
Total revenues	$295,535	$169,392	$(5,054)	$459,873

For the nine months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$717,287	$389,499	$—	$1,106,786
Non-recurring revenues	220,676	64,762	5,759	291,197
Intercompany	16,472	—	(16,472)	—
Total revenues	$954,435	$454,261	$(10,713)	$1,397,983

For the nine months ended September 30, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$637,551	$273,994	$—	$911,545
Non-recurring revenues	211,214	32,964	3,027	247,205
Intercompany	16,039	—	(16,039)	—
Total revenues	$864,804	$306,958	$(13,012)	$1,158,750
(16)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	September 30, 2022	December 31, 2021
Enterprise Software	$497,511	$479,048
Platform Technologies	31,329	29,705
Corporate	2,866	1,814
Totals	$531,706	$510,567

Changes in total deferred revenue, including long-term, were as follows:

Nine months ended September 30, 2022
Balance as of December 31, 2021	$510,567
Deferral of revenue	940,919
Recognition of deferred revenue	(919,780)
Balance as of September 30, 2022	$531,706
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of September 30, 2022, was $1.88 billion, of which we expect to recognize approximately 46% as revenue over the next 12 months and the remainder thereafter.
(17)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $42.6 million and $38.1 million as of September 30, 2022, and December 31, 2021, respectively. Amortization expense was $4.1 million and $11.2 million for the three and nine months ended September 30, 2022, respectively, and $3.5 million and $9.6 million for the three and nine months ended September 30, 2021, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
(18)    Subsequent Events
On October 26, 2022, we signed a definitive agreement to acquire a payments solution provider with a purchase price of approximately $70 million, which is expected to close in the fourth quarter of 2022.

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

GENERAL
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. We also provide subscription-based services such as software as a service (“SaaS”), transaction-based fees primarily related to digital government services and online payment processing, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
We provide our software systems and related professional services and appraisal services through seven business units, which focus on the following products:
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
We report our results in two reportable segments. The ES reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education; courts and justice; public safety; planning, regulatory and maintenance; data and insights; appraisal and tax software solutions; land and vital records management software solutions; and property appraisal services. The PT reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows such as the NIC digital government and payments solutions and development platform solutions.
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
Our total employee count increased to 7,176 at September 30, 2022, including 44 employees who joined us through acquisitions completed since September 30, 2021, from 6,718 at September 30, 2021.
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.6 million, consisting of $117.9 million paid in cash, and approximately $5.0 million related to indemnity holdbacks, subject to certain post-closing adjustments.
For the three and nine months ended September 30, 2022, total revenues increased 2.9% and 20.6%, respectively, compared to the prior year period. Excluding the impact of 2021 and 2022 acquisitions, revenues increased 1.2% and 4.6% for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods.
Subscriptions revenue grew 0.6% and 36.2% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period, primarily due to the impact of the NIC acquisition, as well as an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and online payment services. Excluding the impact of 2021 and 2022 acquisitions, subscriptions revenue decreased 2.4% and increased 5.9% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period. Subscriptions revenue from acquisitions completed in 2021 and 2022 contributed 3.0% and 30.2% for the three and nine months ended September 30, 2022, respectively.
Our backlog as of September 30, 2022, was $1.88 billion, a 6.3% increase from last year.

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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Software licenses and royalties	4.3%	4.9%	3.7%	4.8%
Subscriptions	53.8	55.0	54.0	47.9
Professional services	13.4	11.9	13.4	13.4
Maintenance	24.8	25.6	25.1	30.8
Appraisal services	1.8	1.6	1.9	1.7
Hardware and other	1.9	1.0	1.9	1.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Software licenses, royalties and acquired software	3.5	3.1	3.5	3.2
Subscriptions, professional services and maintenance	50.7	52.6	51.6	49.7
Appraisal services	1.2	1.0	1.3	1.2
Hardware and other	1.3	0.6	1.4	0.8
Selling, general and administrative expenses	21.9	22.1	21.5	25.0
Research and development expense	5.3	5.2	5.2	6.0
Amortization of customer and trade name intangibles	3.2	3.1	3.1	2.7
Operating income	12.9	12.3	12.4	11.4
Interest expense	(2.0)	(1.2)	(1.5)	(1.6)
Other income, net	—	0.1	0.1	0.1
Income before income taxes	10.9	11.2	11.0	9.9
Income tax (benefit) provision	(0.2)	1.5	1.5	0.8
Net income	11.1%	9.7%	9.5%	9.1%
Revenues
Acquisitions
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. The impact of the US eDirect acquisition on our operating results is not considered material. US eDirect is operated as a part of the NIC division and the results of NIC and US eDirect, from their respective dates of acquisition, are included with the operating results of the PT segment.
On April 21, 2021, we acquired NIC, which became a direct subsidiary of the Company and NIC’s subsidiaries became indirect subsidiaries of the Company. NIC is a leading digital government solutions and payment company that serves federal, state and local government agencies.

The following table details revenues for NIC for the three and nine months ended September 30, 2022 and 2021, which are presented in our condensed consolidated statements of income from the date of acquisition and included in the operating results of the PT reportable segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Software licenses and royalties	$—	$—	$—	$—
Subscriptions	115,262	142,346	360,077	235,627
Professional services	14,563	8,035	43,450	13,679
Maintenance	202	202	607	358
Appraisal services	—	—	—	—
Hardware and other	—	—	—	—
Total revenues	$130,027	$150,583	$404,134	$249,664
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$17,165	$21,201	$(4,036)	(19)%	$47,893	$51,812	$(3,919)	(8)%
PT	3,104	1,472	1,632	111	3,891	3,398	493	15
Total software licenses and royalties revenue	$20,269	$22,673	$(2,404)	(11)%	$51,784	$55,210	$(3,426)	(6)%
Software licenses and royalties revenue decreased 11% and 6% for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods. The decrease in software licenses and royalties revenue for the three months ended September 30, 2022, is attributed to more clients choosing our SaaS offering rather than purchasing the software under a traditional perpetual software arrangement. Our total new client mix for the nine months ended September 30, 2022, was approximately 22% perpetual software license arrangements and approximately 78% subscription-based arrangements, compared to total new client mix for the nine months ended September 30, 2021, of approximately 34% perpetual software license arrangements and approximately 66% subscription-based arrangements.
Although the mix of new contracts between SaaS-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect our software licenses revenue will continue to decline as a growing percentage of clients choose our SaaS-based options, rather than purchasing the software under a traditional perpetual software license arrangement and the Company transitions to cloud-based only offerings. SaaS-based arrangements generally do not result in licenses revenue in the initial year as compared to perpetual software license arrangements but do generate higher overall revenue over the term of the contract.
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$135,337	$106,841	$28,496	27%	$384,346	$308,787	$75,559	24%
PT	119,009	146,101	(27,092)	(19)	371,258	246,192	125,066	51
Total subscriptions revenue	$254,346	$252,942	$1,404	1%	$755,604	$554,979	$200,625	36%

Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements. Other sources of subscriptions revenue are derived from transaction-based fees primarily related to digital government services and payment processing. We also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 1% and 36% for the three and nine months ending September 30, 2022, respectively, compared to the prior period. Excluding the impact of revenue from late 2021 and 2022 acquisitions of $7.5 million and $167.8 million for the three and nine months ended September 30, 2022, respectively, subscriptions revenue decreased 2% and increased 6% for the three and nine months ended September 30, 2022, respectively. The decline in subscriptions revenue for the three months ended September 30, 2022, compared to prior period is attributable to a $37.2 million decline in COVID-related transaction-based revenues offset by a higher new SaaS client mix compared to prior period. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase for the nine months ended September 30, 2022. In the three and nine months ending September 30, 2022, respectively, we added 153 and 469 new SaaS clients and 70 and 254 existing on-premises clients converted to our SaaS model. Since September 30, 2021, we have added 604 new SaaS clients while 325 existing on-premises clients converted to our SaaS offerings.
Total subscriptions revenue derived from transaction-based fees was $148.9 million and $454.3 million for the three and nine months ended September 30, 2022, respectively, and $171.2 million and $317.7 million for the three and nine months ended September 30, 2021, respectively. The 13% decline for the three months ended September 30, 2022, compared to the prior period, is attributable to the decline in the COVID-related transaction-based revenues. The 43% increase for the nine months ended September 30, 2022, compared to the prior period, is due to the inclusion of NIC. Transaction-based revenue from acquisitions made in 2021 and 2022 were $360.1 million for the nine months ended September 30, 2022; if those are excluded, transaction-based revenue increased 15% compared to the prior period as a result of a $12.1 million increase in transaction-based fees related to payment processing.
Professional services
The following table sets forth a comparison of our professional services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$42,441	$41,169	$1,272	3%	$126,931	$126,064	$867	1%
PT	20,739	13,455	7,284	54	60,871	29,537	31,334	106
Total professional services revenue	$63,180	$54,624	$8,556	16%	$187,802	$155,601	$32,201	21%
Professional services revenue primarily consists of services delivered in connection with implementing our software, converting client data, training client personnel, custom development activities, and consulting. New clients who acquire our software generally also contract with us to provide the related professional services. Existing clients also periodically purchase additional training, consulting, and minor programming services. Professional services revenue increased 16% and 21% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period. Excluding the impact of revenue from 2021 and 2022 acquisitions of $67,000 and $16.8 million for the three and nine months ended September 30, 2022, respectively, professional services revenue increased 16% and 10% for the three and nine months ended September 30, 2022, respectively. The increase for the three and nine months ended September 30, 2022, in professional services revenue is primarily attributed to higher revenues generated by the continued COVID pandemic-related rent relief services and the return of billable travel revenue as onsite services have increased since prior periods. The increases are partially offset by more clients selecting our cloud solutions instead of our on-premises license arrangements which typically require more professional services.

Maintenance
The following table sets forth a comparison of our maintenance revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$111,486	$109,480	$2,006	2%	$332,941	$328,764	$4,177	1%
PT	5,852	8,353	(2,501)	(30)	18,241	27,802	(9,561)	(34)
Total maintenance revenue	$117,338	$117,833	$(495)	—%	$351,182	$356,566	$(5,384)	(2)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue remained flat and decreased 2% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period. Maintenance revenue declined mainly due to attrition related to a legacy case management solution and clients converting from on-premises license arrangements to SaaS, partially offset by annual maintenance rate increases and maintenance associated with new software license sales.
Appraisal services
The following table sets forth a comparison of our appraisal services revenue for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
ES	$8,638	$7,146	$1,492	21%	$25,968	$19,876	$6,092	31%
PT	—	—	—	—	—	—	—	—
Total appraisal services revenue	$8,638	$7,146	$1,492	21%	$25,968	$19,876	$6,092	31%
Appraisal services revenue was approximately 1.8% and 1.9% of total revenues for the three and nine months ended September 30, 2022, respectively. Appraisal services revenue for the three and nine months ended September 30, 2022, increased by 21% and 31%, respectively, compared to the prior year primarily due to the ramp-up of appraisal services for several new revaluation contracts which started in recent quarters. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Annualized Recurring Revenues
The majority of our revenues are comprised of revenues from maintenance and subscriptions, which we consider to be recurring revenues. Annualized recurring revenues ("ARR") is calculated based on quarter-to-date end total recurring revenues multiplied by four. As of September 30, 2022, ARR was $1.49 billion. ARR remained flat compared to the prior year period, due to the decline in COVID-related revenues and maintenance, offset by an increase in subscriptions revenue due to an ongoing shift toward SaaS arrangements.

Cost of Revenues and Gross Margins
The following table sets forth a comparison of the key components of our cost of revenues for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Software licenses and royalties	$3,162	$1,547	$1,615	104%	$8,640	$4,151	$4,489	108%
Acquired software	13,622	12,896	726	6	40,882	32,683	8,199	25
Subscriptions, professional services, and maintenance	239,928	241,944	(2,016)	(1)	721,017	576,035	144,982	25
Appraisal services	5,783	4,506	1,277	28	17,695	13,552	4,143	31
Hardware and other	6,033	2,764	3,269	118	19,219	9,845	9,374	95
Total cost of revenues	$268,528	$263,657	$4,871	2%	$807,453	$636,266	$171,187	27%
The following table sets forth a comparison of gross margin percentage by revenue type for the periods presented as of September 30:

	Three Months Ended			Nine Months Ended
	2022	2021	Change	2022	2021	Change
Software licenses, royalties and acquired software	17.2%	36.3%	(19.1)%	4.4%	33.3%	(28.9)%
Subscriptions, professional services and maintenance	44.8	43.1	1.7	44.3	46.0	(1.7)
Appraisal services	33.1	36.9	(3.8)	31.9	31.8	0.1
Hardware and other	36.0	40.6	(4.6)	25.1	40.4	(15.3)
Overall gross margin	43.3%	42.7%	0.6%	42.2%	45.1%	(2.9)%
Software licenses, royalties and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties, and acquired software. We do not have any direct costs associated with royalties. The gross margin for software licenses, royalties and acquired software is 17.2% and 4.4% for the three and nine months ended September 30, 2022, respectively, and 36.3% and 33.3% for the three and nine months ended September 30, 2021, respectively. Excluding the impact of amortization expense of acquired software, the margin is 84.4% and 83.3% for the three and nine months ended September 30, 2022, respectively, and 93.2% and 92.5% for three and nine months ended September 30, 2021, respectively. The decline in software licenses, royalties and acquired software gross margin compared to prior year periods is due to lower revenue from software licenses and increased amortization expense related to acquired software from recent acquisitions.
Subscriptions, professional services and maintenance. Cost of subscriptions, professional services and maintenance primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities, and various other services such as custom client development and ongoing operation of SaaS and e-filing arrangements. The subscriptions, professional services, and maintenance gross margin for the three and nine months ended September 30, 2022, increased 1.7% and decreased 1.7%, respectively, from the comparable prior year period.
Excluding the impact of 2021 and 2022 acquisitions, the gross margins were 45.0% and 45.7% for the three and nine months ended September 30, 2022, respectively, as compared to 43.1% and 46.0% for the three and nine months ended September 30, 2021, respectively. The increase of 1.9% for the three months ended September 30, 2022, is attributed to the decline in low margin COVID-related transaction-based revenues compared to prior year period. The decrease of 0.3% for the nine months ended September 30, 2022, respectively, from the comparable prior period is due to several factors, including lower maintenance revenue resulting from attrition related to a legacy case management solution; a post-COVID return of low-margin revenues such as billable travel; higher personnel costs related to inflation, as well as costs related to onboarding new professional services employees who are not yet billable; and higher hosting costs related to our accelerated shift to the cloud. Excluding employees added through acquisitions, our implementation and support staff has grown by 216 employees since September 30, 2021.

Appraisal services. The appraisal services gross margin for the three and nine months ended September 30, 2022, decreased 3.8% and increased 0.1%, respectively, compared to the same period in 2021. The decrease in margin is primarily due to higher personnel costs related to inflation, as well as increased low margin billable travel revenue. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Overall Gross Margin. For the three and nine months ended September 30, 2022, our overall gross margin increased 0.6% and decreased 2.9%, respectively, compared to the prior year period. Excluding the impact of 2021 and 2022 acquisitions, overall gross margins were 43.6% and 44.0% for the three and nine months ended September 30, 2022, respectively, as compared to 42.7% and 45.1% for the three and nine months ended September 30, 2021, respectively. The increase of 0.9% for the three months ended September 30, 2022 is attributed to decline in lower margin COVID-related transaction-based revenues compared to prior year period. For the nine months ended September 30, 2022, the 1.1% decrease in overall gross margin compared to the prior year period is due to lower revenue from software licenses and maintenance, higher personnel costs related to inflation, and "bubble costs" related to the transition from our proprietary data centers to Amazon Web Services ("AWS").
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of salaries, employee benefits, travel, share-based compensation expense, commissions, and related overhead costs for administrative and sales and marketing employees, as well as professional fees, trade show activities, advertising costs, and other marketing related costs.
The following table sets forth a comparison of our SG&A expenses for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative expenses	$103,619	$101,847	$1,772	2%	$301,216	$289,543	$11,673	4%
SG&A as a percentage of revenues was 21.9% and 21.5% for the three and nine months ended September 30, 2022, respectively, compared to 22.1% and 25.0% for the three and nine months ended September 30, 2021, respectively. Excluding the impact on SG&A expense from 2021 and 2022 acquisitions of $1.2 million and $25.0 million for the three and nine months ended September 30, 2022, respectively, SG&A remained flat and decreased 5% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period. The decrease in SG&A as a percentage of revenues is primarily attributed to lower transaction expense related to acquisitions completed in 2022 compared to those completed in 2021 and a decline in stock compensation expense due to the lower fair value of each share-based award issued in connection with our stock compensation plan. The decline in SG&A is partially offset by increased staff levels and other administrative expenses compared to prior periods.
Research and Development Expense
The following table sets forth a comparison of our research and development expense for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Research and development expense	$25,190	$24,002	$1,188	5%	$72,517	$69,243	$3,274	5%
Research and development ("R&D") expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue. R&D expense increased 5% for both the three and nine months ended September 30, 2022, compared to the prior period. The increase in R&D expense for the three and nine months ended September 30, 2022, is mainly due to new Tyler product development initiatives across our product suites somewhat offset by a shift of some development resources to certain projects which meet the criteria for capitalization.

Amortization of Other Intangibles
The following table sets forth a comparison of amortization of customer and trade name intangibles for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Amortization of other intangibles	$14,941	$14,183	$758	5%	$43,259	$31,015	$12,244	39%
Acquisition intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer and trade name intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. For the three and nine months ended September 30, 2022, amortization expense increased compared to the prior period due to acquisitions completed in 2021 and 2022.
Interest Expense
The following table sets forth a comparison of our interest expense for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense	$(9,258)	$(5,396)	$(3,862)	72%	$(20,276)	$(18,311)	$(1,965)	11%
Interest expense is primarily comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three and nine months ended September 30, 2022, compared to the prior period is attributable to an increase in amortization expense related to debt issuance costs, resulting from our accelerated pay down of the term loans coupled with an increase in interest rates compared to prior year periods.
 Other Income, Net
The following table sets forth a comparison of our other income, net, for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Other income, net	$131	$445	$(314)	(71)%	$712	$1,249	$(537)	(43)%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and nine months ended September 30, 2022, compared to the prior period is attributed to lower levels of invested cash due to the prepayment of debt.
Income Tax Provision
The following table sets forth a comparison of our income tax provision for the periods presented as of September 30:

	Three Months Ended		Change		Nine Months Ended		Change
	2022	2021	$	%	2022	2021	$	%
Income tax (benefit) provision	$(1,447)	$7,063	$(8,510)	(120)%	$20,811	$8,945	$11,866	133%

Effective income tax rate	(2.8)%	13.8%			13.5%	7.7%

The changes in the effective tax rate for the three and nine months ended September 30, 2022, as compared to the same period in 2021, were principally driven by the increase in research tax credit benefits, offset by a corresponding liability for uncertain tax positions and the decrease in the excess tax benefits related to stock incentive awards.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits related to stock incentive awards and the tax benefits of research tax credits, offset by an increase in liabilities for uncertain tax positions related to research tax credits, state income taxes, and non-deductible expenses. The excess tax benefits related to stock incentive awards realized were $1.3 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, as compared to $6.3 million and $21.5 million for the three and nine months ended September 30, 2021, respectively. The tax benefits of research tax credits were $21.7 million and $24.4 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.4 million and $3.3 million for the three and nine months ended September 30, 2021, respectively. The changes in net liabilities for uncertain tax positions were $6.1 million and $6.9 million for the three and nine months ended September 30, 2022, respectively, as compared to negative $1.2 million for both the three and nine months ended September 30, 2021. Excluding the excess tax benefits related to stock incentive awards, research tax credit benefits, and net liabilities for uncertain tax positions, the effective tax rate was 29.8% and 28.8% for the three and nine months ended September 30, 2022, respectively, compared to 31.1% and 30.2% for the three and nine months ended September 30, 2021, respectively.
FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2022, we had cash and cash equivalents of $185.9 million compared to $309.2 million at December 31, 2021. We also had $62.0 million invested in investment grade corporate and municipal bonds as of September 30, 2022. These investments have varying maturity dates through 2027 and are held as available-for-sale. As of September 30, 2022, we believe our cash from operating activities, revolving credit facility, cash on hand, and access to the capital markets provides us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the nine months ended September 30:

	2022	2021
Cash flows provided (used) by:
Operating activities	$259,598	$256,743
Investing activities	(125,754)	(2,084,788)
Financing activities	(257,088)	1,458,550
Net decrease in cash and cash equivalents	$(123,244)	$(369,495)
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
For the nine months ended September 30, 2022, operating activities provided cash of $259.6 million. Operating activities that provided cash were primarily comprised of net income of $133.2 million, non-cash depreciation and amortization charges of $117.0 million, non-cash share-based compensation expense of $78.0 million and a non-cash decrease in operating lease right-of-use assets of $9.2 million. Working capital, excluding cash, increased approximately $77.8 million mainly due to higher accounts receivable because of an increase in unbilled receivables attributed to revenues recognized prior to billings, timing of payments to and receipts from our government partners and end-user consumers, higher deferred commissions, the timing of bonuses payments, the timing of payments of payroll expenses, and deferred taxes associated with stock option activity during the period. These increases were offset by an increase in deferred revenue during the period and the timing of income tax payments. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings, which occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Our days sales outstanding (“DSO”) was 107 days at September 30, 2022, compared to 108 days at December 31, 2021, and 105 days at September 30, 2021. The decrease in DSO compared to December 31, 2021, is primarily attributable to our maintenance billing cycle which typically peaks at its highest level in June and second highest level in December of each year, followed by collections in the subsequent quarter. The increase in DSO compared to September 30, 2021, is primarily due to an increase in unbilled receivables attributable to an increase in professional services contracts accounted for using progress-to-completion method of revenue recognition in which the services are performed in one accounting period, but the billing normally occurs subsequently in another accounting period. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days.

Investing activities used cash of $125.8 million in the nine months ending September 30, 2022. On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.6 million, consisting of $117.9 million paid in cash, and approximately $5.0 million related to indemnity holdbacks, subject to certain post-closing adjustments. In addition, approximately $25.6 million of software development costs were capitalized. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
Financing activities used cash of $257.1 million in the nine months ended September 30, 2022, primarily attributable to repayment of $270.0 million of the unsecured term loans, partially offset by payments received from stock option exercises and employee stock purchase plan activity, net of withheld shares for taxes upon equity award.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of September 30, 2022, we have authorization from our board of directors to repurchase up to 2.4 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization, and we intend to repurchase stock under the plan from time to time.
We made tax payments of $35.3 million and $1.7 million in the nine months ended September 30, 2022, and 2021, respectively.
As of September 30, 2022, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026. Under our 2021 Credit Agreement, we had $485 million in outstanding principal for the Term Loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of September 30, 2022. As of September 30, 2022, we had one outstanding standalone letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing and expires in the third quarter of 2026. For the nine months ended September 30, 2022, we repaid $270.0 million of the Term Loans under 2021 Credit Agreement.
In the nine months ended September 30, 2022, and 2021, respectively, we made interest payments of $14.7 million and $14.2 million, associated with the 2021 Credit Agreement and the Convertible Senior Notes, including payment of a $6.4 million commitment fee related to the senior unsecured bridge loan facility paid in 2021.
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
We lease office facilities, as well as transportation and other equipment used in our operations, under non-cancelable operating lease agreements expiring at various dates through 2027.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of September 30, 2022, we had $485.0 million of outstanding borrowings under our 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
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
During the nine months ended September 30, 2022, the effective interest rate for our borrowings was 3.28%. Based on the aggregate outstanding principal balance under the 2021 Credit Agreement as of September 30, 2022, of $485.0 million, each quarter point change in interest rates would result in a $1.2 million change in annual interest expense.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
During the first quarter 2022, the Company received a notice of termination for convenience for professional services under a contractual arrangement with the state client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience. As of September 30, the total exposure in our financial statements included the remaining balance of net billed accounts receivable for licenses and services rendered under the contract of approximately $12 million.
The client was unresponsive to company outreach for several months. On August 23, 2022, the Company filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. The client has not filed responsive pleadings and no other significant activity has occurred in the lawsuit. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended September 30, 2022, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Date: October 27, 2022