Form 10-K
period 2022-12-31
TYLER TECHNOLOGIES INC
filed 2023-02-22
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant was $13,686,594,900 based on the reported last sale price of common stock on June 30, 2022, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 21, 2023 was 41,819,280.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 11, 2023.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1.    BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a major provider of integrated information management solutions and services for the public sector. We partner with clients to make government more accessible to the public, more responsive to the needs of citizens and more efficient in its operations. We have a broad line of software solutions and services to address the information technology (“IT”) needs of major areas of operations for cities, counties, schools and other government entities. We offer clients delivery of our software applications through software as a service (“SaaS”) and on-premise solutions. In recent years, substantially all of the Tyler’s products are sold through subscriptions delivered as SaaS. We provide professional IT services to our clients, including software and hardware installation, data conversion, training and, at times, product modifications. In addition, we are the nation’s largest provider of outsourced property appraisal services for taxing jurisdictions. We also provide continuing client support services to ensure product performance and reliability, which provides us with long-term client relationships and a significant base of recurring maintenance revenue. We provide digital government services and payment solutions. In addition, we provide electronic document filing (“e-filing”) solutions, which simplify the filing and management of court documents.
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
Gartner, Inc., a leading information technology research and advisory company, estimates that state and local government application and vertical specific software spending will grow from $27.8 billion in 2023 to $40.0 billion in 2026. The professional services and support segments of the market are expected to expand from $33.5 billion in 2023 to $41.9 billion in 2026. Application and vertical specific software sales in the primary and secondary education segments of the market is expected to expand from $5.4 billion in 2023 to $6.6 billion in 2026 while professional services and support are expected to grow from $5.1 billion in 2023 to $6.1 billion in 2026. For the national and international government markets, application and vertical specific software sales is expected to expand from $42.2 billion in 2023 to $61.5 billion in 2026 while professional services and support are expected to grow from $65.6 billion in 2023 to $82.1 billion in 2026.

PRODUCTS AND SERVICES
We provide a comprehensive and flexible suite of products and services that addresses the information technology needs of cities, counties, states, schools, federal agencies, and other government entities.
We design, develop, market and support a broad range of software solutions to serve mission-critical “back-office” functions of the public sector. Many of our software applications include Internet-accessible solutions that allow for real-time public access to a variety of information or that allow the public to transact business with governments online. Our software solutions and services are provided through seven business units, which focus on the following products:
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
•development platform solutions including case management and business process management; and
•digital government and payments solutions.
Each of our core software solutions consists of several fully integrated applications. For clients who acquire software for use on premises, we generally license our solutions under standard perpetual license agreements that provide the client with a fully paid, nonexclusive, nontransferable right to use the software. In some of the product areas, such as financial management and education and property appraisal and tax, we offer multiple solutions designed to meet the needs of different sized governments.
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

Digital Government Services
We deliver user-friendly digital services that make it easier and more efficient for citizens and businesses to interact with government providing valuable conveniences like applying for unemployment insurance, submitting business filings, renewing licenses, accessing information and making secure payments without visiting a government office. Our digital government services unit designs, builds, and operates digital government services on an enterprise-wide basis on behalf of state and local governments desiring to provide access to government information and to complete secure government-based transactions through multiple digital channels. These digital government services consist of websites and applications that allow consumers, such as businesses and citizens, to access government information, complete transactions and make electronic payments. We also provide payment processing services, software development and digital government services, other than those services provided under state enterprise contracts, to federal agencies as well as state and local governments.
Revenues
We derive our revenues from five primary sources:
•Subscription-based services
•Maintenance and support
•Professional services
•Software licenses and royalties
•Appraisal services
Subscription-Based Services
Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements. We are able to provide the majority of our software products through our SaaS model. The clients who choose this model typically do not wish to maintain, update and operate these systems or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to ten years but are typically contracted for initial periods of three to five years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services. In certain arrangements, the client may also acquire a license to the software.
Other sources of subscriptions revenue are derived from transaction-based fees primarily related to digital government services, online payment solutions, which are sometimes offered with the assistance of third-party vendors, and online dispute resolution solutions. We also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
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
Virtually all of our software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can generally be increased on renewal and may also increase as new license fees increase. Maintenance and support fees are generally paid annually in advance. Most maintenance contracts automatically renew unless the client or Tyler gives notice of termination prior to expiration. Similar support is provided to our SaaS clients and is included in their subscription fees, which are classified as subscription-based revenue.
Professional Services
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
For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion. We measure progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often implemented over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
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
We recognize royalty revenue when the sale occurs under the terms of our third-party royalty arrangements. Currently, our third-party royalties are recognized on an estimated basis and adjusted if needed, when we receive notice of amounts we are entitled to receive. We typically receive notice of royalty revenue we are entitled to and billed on a quarterly basis in the quarter immediately following the royalty reporting period and adjustments have not been significant.
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
STRATEGY
Our objective is to grow our revenues and earnings organically, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
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
•Accelerate our move to the cloud. We have offered most of our core products in both an on-premises license model and a cloud-based subscription model for several years and have seen a steady increase in the percentage of new software clients choosing our cloud model in recent years. Beginning in late 2019, we moved our approach to sales from “cloud-neutral” to “cloud-first,” with an increasing preference to provide our solutions in the cloud. We are making significant investments in optimizing our products to be deployed efficiently in the public cloud and over a multi-year period are transitioning from hosting clients in Tyler’s proprietary data centers to utilizing Amazon Web Services (“AWS”) for cloud hosting.
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
•Expand our existing client relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing clients do not fully utilize. Add-on sales to existing clients typically involve lower sales and marketing expense than sales to new clients. In particular, we believe that the acquisition of NIC in April 2021 provides us with significant opportunities to sell Tyler software products into NIC’s client base and to provide NIC’s payment services to Tyler’s client base.
•Grow recurring revenues. We have a large recurring revenue base from maintenance and support and subscription-based services, which generated revenues of $1.5 billion, or 80% of total revenues, in 2022. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $220.5 million in 2018 to $1.0 billion in 2022. We monitor Annualized Recurring Revenue (“ARR”), which is calculated based on quarter-to-date end total recurring revenues multiplied by four. ARR was $1.50 billion and $1.39 billion as of December 31, 2022, and 2021, respectively. ARR increased 8% compared to the prior period due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
•Maximize economies of scale and take advantage of financial leverage in our business. We seek to build and maintain a larger client base to create economies of scale, enabling us to provide value-added products and services to our clients while expanding our operating margins. In addition, we believe that we have a marketing and administrative infrastructure in place that can be leveraged to accommodate significant long-term growth without proportionately increasing sales and marketing and general and administrative expenses.
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
•Pursue strategic acquisitions. We selectively pursue strategic acquisitions that provide us with one or more of the following:
◦New products and services to complement our existing offerings
◦Entry into new markets related to the public sector
◦New clients and/or geographic expansion

•Establish strategic alliances. We have a strategic collaboration agreement with Amazon Web Services ("AWS") for cloud hosting services, which brings together Tyler, the nation's largest software company exclusively focused on the public sector, and AWS, the broadest and deepest cloud platform. Specifically, the agreement with AWS provides the framework for development, training and collaboration in order to support next-generation applications that have the scalability, resiliency, and security AWS offers. AWS is assisting us in accelerating innovation and the development of strategic initiatives. These initiatives will bring the most advanced cloud-native services to Tyler clients, improving the flow of information and providing a better experience for state, local, and federal governments.
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
Clients consist primarily of federal, state, county and municipal agencies, school districts and other local government offices. In counties, clients include the auditor, treasurer, tax assessor/collector, county clerk, district clerk, county and district court judges, probation officers, sheriff, and county appraiser. At municipal government sites, clients include directors from various departments, including administration, finance, utilities, public works, code enforcement, personnel, purchasing, taxation, municipal court and police. At the state and federal levels, clients include Chief Information Officers and agency heads. Contracts for software products and services are generally implemented over periods of three months to one year, although some complex implementations may span multiple years, with annually renewing maintenance and support update agreements thereafter. Although either the client or we can terminate these agreements, historically almost all support and maintenance agreements are automatically renewed annually. During 2022, approximately 25% of our revenue was attributable to ongoing support and maintenance agreements.
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
BACKLOG
At December 31, 2022, our revenue backlog was approximately $1.89 billion, compared to $1.80 billion at December 31, 2021. The backlog generally represents signed contracts under which the revenue has not been recognized. Approximately $886 million, or 47%, of the backlog is expected to be recognized during 2023.

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
As of December 31, 2022, we had approximately 7,200 team members. Approximately 335 of these team members are located in Canada and the Philippines; the remainder work remotely in the U.S. or are based in one of our nearly 80 U.S. offices. No Tyler employees are represented by unions. We believe our efforts in managing and supporting our workforce are effective, as evidenced by current levels of applicants, team member tenure, and high levels of engagement reported through continuous survey feedback from Tyler team members. Before we returned to office in January, the vast majority of team members worked remotely. After the return, 39% of team members became either partially or fully office based.
Our team continues to work collaboratively with and for our clients and partners across multiple work arrangements: fully office-based, fully remote and a blended approach of office-based and remote work, which we refer to as flex-work. Regardless of where team members work, we do so together to develop for, sell to, implement and support our public sector clients.
At the end of 2022, Tyler’s U.S. workforce was 63% male and 37% female, and women represented 42% of Tyler’s leadership. Our workforce was comprised as follows: 71% White, 7% Asian, 4% Hispanic or Latino, 5% Black or African American, and 13% Other. For our leadership, the breakdown was 93% White, 5% Asian, 2% Hispanic or Latino. We define leadership as positions which are one or two levels removed from our CEO with management responsibility. Race and gender reporting are based on information provided by team members. Voluntary workforce turnover (rolling 12-month attrition) was 10% as of December 31, 2022, a decrease from 2021 turnover of 12.5%. The average tenure of our team members continues to be approximately seven years and approximately 27% of our employees have been employed by Tyler for more than ten years. The most frequent factor cited by team members leaving Tyler in 2022 was career opportunities with compensation also cited as a factor. Job offer compensation levels for roles in the tech sector continued to increase in 2022 at levels we have not experienced in well over a decade.
Investments in Talent
We are committed to providing Tyler team members with career growth opportunities and the training and resources necessary to continually strengthen their skills. Our talent assessment and development programs provide managers and employees with the resources needed to achieve career goals, build management skills and lead their teams.
For example, in 2022:
•974 Tyler team members participated in close to 11,000 hours of AWS cloud certification training. There were 352 AWS accreditations and 228 certifications completed, as we continue to invest in developing cloud skills across the Tyler workforce.
•Again this year, over 200 Tyler managers participated in our 9-month Tyler Manager Development program which includes more than 50 hours of interactive, experiential learning, focused on developing skills managers need to lead a high performing team, plus multiple leadership assessments, including 360-degree feedback, and a dedicated mentor to support their development. To date, 42% of our management leads have participated in the program.
•Division Presidents and Corporate Function Executives conducted annual leadership assessment and talent reviews with their HR leaders and leadership teams to plan for succession and identify development priorities within their teams.
•Our TylerU online training platform was utilized by over 8,100 team members who completed almost 35,000 hours of Tyler-sponsored AWS, management and compliance training to support continuous learning, professional training and development.

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
Health & Safety
We invest in the well-being of Tyler team members and their families. We provide a range of offerings in support of mental and emotional, financial, and physical health and wellness not only for our team members, but also for the family members who depend on them. The prolonged stressors of the COVID-19 pandemic continued in 2022, and we extended the new benefits introduced in 2020, including enhanced mental health and telehealth benefits and full coverage for COVID illness and vaccinations.
Diversity and Inclusion
We believe that a diverse workforce is critical to our success, and we continue to monitor and improve the application of our hiring, retention, compensation and advancement processes for women and underrepresented populations across our workforce, including our team members of color, veterans and members of our LGBTQ community. Our networks of support, made up of local diversity, equity, and inclusion committees and employee resources groups, serve to enhance our inclusive and diverse culture.
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
Threats to IT security can take a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our clients and our IT. They may, for example, develop and deploy malicious software to attack our products and services and/or gain access to our networks and data centers or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats. Despite the network and application security, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, or loss or theft of confidential client data, transaction data, or proprietary company information, which may harm our business, reputation and future financial results. The lost revenue and containment, remediation, investigation, legal and other costs could be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.
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
In addition, we may act as subcontractor to a third-party prime contractor to secure new projects. Subcontracting arrangements where we are not the prime contractor pose unique risks to us because we may not have control over the customer relationship, and our ability to generate revenues under such subcontracts may depend on the prime contractor, its performance and relationship with the customer, and its relationship with us. We could suffer losses in the event a prime contract under which we serve as a subcontractor is terminated, whether for non-performance by the prime contractor or otherwise. Upon a termination of the prime contract, our subcontract would similarly terminate, and the resulting contract loss could have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.

We rely on third-party providers—including Amazon Web Services—for hosting services and other technology-related services needed to deliver certain of our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
A material portion of our business is provided through software hosting services, which are sometimes hosted from and use computing infrastructure provided by third parties, including Amazon Web Services. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. If any of our data centers were to become inoperable for an extended period, we might be unable to fulfill our contractual commitments. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in client dissatisfaction, loss of revenues, and damage to our business.
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
We expect that the continued global presence of COVID-19 may negatively impact our business and financial results in fiscal year 2023. As the virus continues to persist, increased infection rates (generally or as the result of new strains of the virus) may result in government authorities returning to stricter measures to contain the virus, including travel bans and restrictions, quarantines, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will continue to have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, the pandemic may negatively impact our revenues and other financial results.
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
Appraisal and software implementations projects may be delayed if clients put projects on hold or slow projects by extending go-live dates. While we have the ability to deliver most of our professional services remotely, some of our professional services, including appraisal assessments, are more effective when performed on-site, and certain clients may continue to insist on on-site services in any event. In addition, our delivery of some professional services requires the availability of client personnel. There may be a negative impact on our revenues if we are unable to deliver these services. Also, we expect software licenses and subscriptions revenues to be negatively affected if there are delays in procurement processes. Some clients could request changes to payment terms, negatively impacting the timing of collections of accounts receivables in future periods. For the twelve months ended December 31, 2022, 80% of our total revenues and earnings are relatively predictable as a result of our subscription and maintenance revenue, which is recurring in nature; thus the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.
We have historically evaluated goodwill for impairment annually as of October 1, or more frequently if impairment indicators arose. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. The occurrence of any of these events, which could be caused or impacted by the COVID-19 pandemic, may require us to record future goodwill impairment charges.
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
Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the proposed client, and the likely terms of any other third-party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our revenues and gross margins.
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
Some of our clients, primarily those for our property appraisal services, require that we secure performance bonds before they will select us as their vendor. In addition, we have in the past been required to provide letters of credit as security for the issuance of a performance bond. We cannot guarantee that we will be able to secure such performance bonds in the future on terms that are favorable to us, if at all. Our inability to obtain performance bonds on favorable terms or at all could impact our future ability to win some contract awards, particularly large property appraisal services contracts, which could negatively impact revenues. In addition, the general insurance markets may experience volatility and/or restrictive coverage trends, which may lead to future increases in our general and administrative expense and negatively impact our operating results.

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
As of December 31, 2022, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes and $395 million under our 2021 Credit Agreement. In April 2021, we entered into the 2021 Credit Agreement with significantly increased borrowing capacity of up to $1.4 billion and on the closing of the acquisition of NIC on April 21, 2021, we borrowed initial loans in the aggregate principal amount of $1.15 billion. The 2021 Credit Agreement also has an option to increase the amount available up to an additional $500 million subject to our leverage and other factors. The proceeds from the issuance of our Convertible Senior Notes and from loans under the 2021 Credit Agreement were used as sources of funding for the acquisition of NIC. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.
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
The Indenture governing the Convertible Senior Notes and the 2021 Credit Agreement do, and our future indebtedness agreements may, contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Subject to customary carve-outs, thresholds and baskets, the 2021 Credit Agreement (and the Indenture by means of a cross-default) restricts, absent consent of the agent and lenders under the 2021 Credit Agreement, our ability and the ability of our restricted subsidiaries to, among other things:
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
Our borrowings under the 2021 Credit Agreement are, and are expected to continue to be, at variable rates of interest and expose Tyler to interest rate risk. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Revolving credit facility loans and Term A-1 Loans under the 2021 Credit Agreement bear interest at a per annum rate equal to, at our option, either (1) the administrative agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 1.125% to 1.75%. Our Term A-2 Loans bear interest, at our option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month LIBOR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon our total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. Based on the debt under the 2021 Credit Agreement, the aggregate principal outstanding balance as of December 31, 2022 is $395.0 million, and each quarter point change in interest rates would result in a $1.0 million change in annual interest expense.
LIBOR, the London Inter-Bank Offered Rate, is currently anticipated to be phased out in June 2023 and is expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. In January 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the SOFR reference rate. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.
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

Risks Associated with Our Periodic Results and Stock Price
Fluctuations in quarterly revenues could adversely impact our operating results and stock price.
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
An important element of our corporate strategy is to continue to dedicate a significant amount of resources to research and development and related product and service opportunities both through internal investments and the acquisition of intellectual property from companies that we have acquired. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, and research and development expense could adversely affect operating margins.
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
A material portion of our historical growth has resulted from strategic acquisitions. Although our focus is on organic internal growth, we will continue to identify and pursue strategic acquisitions with suitable candidates. These transactions involve significant challenges and risks, including risks that a transaction does not advance our business strategy; that we do not achieve the expected return on our investment; that we have difficulty integrating business systems and technology; that we have difficulty retaining or integrating new employees; that the transactions distract management from our other businesses; that we acquire unforeseen liabilities; and other unanticipated events. Our future success will depend, in part, on our ability to successfully integrate future acquisitions into our operations. It may take longer than expected to realize the full benefits of these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may be ultimately less than we expected. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions will be accomplished on favorable terms or will result in profitable operations.
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
Our continued success will depend upon the availability and performance of our key management, sales, marketing, client support, and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our continued success will depend in large part upon our ability to attract, integrate, and retain such personnel. We have at times experienced and continue to experience challenges in recruiting qualified personnel. Competition for qualified software development, sales, and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. In addition, competitive job markets may increase our costs relating to compensation packages due to higher salary expectations and pressures.
Compliance with changing regulation of corporate governance may result in additional expenses.
Changing laws, regulations, and standards relating to corporate governance, compliance, and public disclosure can create uncertainty for public companies. The costs required to comply with such evolving laws across the various states and at the federal level are difficult to predict and/or harmonize. To maintain high standards of corporate governance, compliance, and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards. This investment may result in an unforeseen increase in general and administrative expense and a diversion of management’s time and attention from revenue-generating activities, which may harm our operating results.
We do not foresee paying dividends on our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.    PROPERTIES.
We occupy a total of approximately 1.3 million square feet of office space, of which approximately 746,000 square feet is in various office facilities we own. We own or lease offices for our major operations in the states of Arkansas, Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Massachusetts, Maine, Michigan, Missouri, Montana, North Carolina, New York, Ohio, Tennessee, Texas, Virginia, Washington, Washington D.C., Wisconsin, Ontario and British Columbia, Canada and the Philippines.
ITEM 3.    LEGAL PROCEEDINGS.
During the first quarter 2022, the Company received a notice of termination for convenience for professional services under a contractual arrangement with a state client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience. As of December 31, the total exposure in our financial statements included the remaining balance of net billed accounts receivable for licenses and services rendered under the contract of approximately $12 million.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL”. At December 31, 2022, we had approximately 1,065 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 1,065 beneficial owners of our common stock.
We did not pay any cash dividends in 2022 or 2021. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock incentive plan, restricted stock units and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants, purchase rights and vesting of restricted stock units as of December 31, 2022	Weighted average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2022)
Plan Category
Equity compensation plans approved by security shareholders:
2018 Incentive Stock Plan	2,078,261	263.59	1,254,531
Employee Stock Purchase Plan	11,092	274.05	576,343
Equity compensation plans not approved by security shareholders	—	—	—
	2,089,353	$263.64	1,830,874
As of December 31, 2022, we had authorization to repurchase up to approximately 2.3 million additional shares of Tyler common stock. During 2022, we purchased no shares of our common stock.
A summary of the repurchase activity during 2022 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	—	—	—	2,344,200
Three months ended June 30	—	—	—	2,344,200
Three months ended September 30	—	—	—	2,344,200
October 1 through October 31	—	—	—	2,344,200
November 1 through November 30	—	—	—	2,344,200
December 1 through December 31	—	—	—	2,344,200
	—	—	—
The repurchase program, which was approved by our board of directors, was announced in October 2002, and was amended at various times from 2003 through 2019. There is no expiration date specified for the authorization, and we intend to repurchase stock under the program from time to time.
As of February 22, 2023, we had remaining authorization to repurchase up to 2.3 million additional shares of our common stock.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2017. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$450
$375
$300
$225
$150
$75
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Tyler Technologies, Inc.
S&P 500 Stock Index
S&P 600 Information Technology Index

Company / Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Tyler Technologies, Inc.	100	104.95	169.45	246.55	303.84	182.10
S&P 500 Stock Index	100	95.62	125.72	148.85	191.58	156.88
S&P 600 Information Technology Index	100	91.07	127.12	162.47	206.09	160.00
ITEM 6.
This section has been eliminated as a result of adopting the November 19, 2020, amendment to Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. For a comparison of our Results of Operations for the years ended December 31, 2021, and 2020, and our Cash Flow discussion for the year ended December 2021, see “Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) the continuing effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state or local government laws, regulations or orders in connection with the pandemic; (2) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (3) disruption to our business and harm to our competitive position resulting from cyber-attacks and security vulnerabilities; (4) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (5) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (6) material portions of our business require the internet infrastructure to be adequately maintained; (7) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (8) general economic, political and market conditions, including inflation and changes in interest rates; (9) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (10) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (11) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (12) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
OVERVIEW
General
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. We provide subscription-based services such as software as a service (“SaaS”), transaction-based fees primarily related to digital government services and online payment processing, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
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
•development platform solutions including case management and business process management; and
•digital government and payments solutions.

In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education; planning, regulatory and maintenance; courts and justice; public safety; data and insights; appraisal and tax software solutions; land and vital records management software solutions; and property appraisal services. The Platform Technologies (“PT”) reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows such as digital government and payments solutions and development platform solutions.
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
As of January 1, 2022, the appraisal and tax software solutions, land and vital records management software solutions, and property appraisal service business unit, which was previously reported in the Appraisal & Tax ("A&T") reportable segment, was moved to the ES reportable segment. The digital government and payments solutions, which was previously reported in the NIC reportable segment, and development platform solutions moved to the PT reportable segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. As a result of the changes in our reportable segments, the former A&T and NIC reportable segments are no longer considered separate segments. Prior period amounts for the ES and PT reportable segments have been adjusted to reflect the segment change. See Note 17, "Segment and Related Information," in the notes to the consolidated financial statements for additional information.
Certain amounts for previous years have been reclassified to conform to the current year presentation. We have elected to present amortization of software development, previously included in the cost of revenues software licenses and royalties line item, in a separate category line item on the consolidated statements of income for all reporting periods presented. Previously disclosed as selling, general and administrative expense is now disclosed in separate line items: sales and marketing expense and general and administrative expense on the consolidated statements of income for all reporting periods presented.
Recent Acquisitions
2022
On October 31, 2022, we acquired Rapid Financial Solutions, LLC, a principal provider of reliable, scalable, and secure payments with best-in-class card issuance and digital disbursement capabilities. The total purchase price, net of cash acquired of $2.2 million, was approximately $67.7 million, consisting of $51.2 million paid in cash, $18.2 million of common stock, and $500,000 related to working capital holdbacks, subject to certain post-closing adjustments.
On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.5 million, consisting of $118.8 million paid in cash and approximately $4.1 million related to indemnity holdbacks.
2021
On September 9, 2021, we acquired all the equity interest of Ultimate Information Systems, Inc. (dba Arx). Arx is a cloud-based platform which creates accessible technology to enable a modern-day police force that is fully transparent, accountable, and a trusted resource to the community it serves. The total purchase price, net of cash acquired, was approximately $12.8 million.
On September 1, 2021, we acquired VendEngine, Inc (VendEngine), a cloud-based software provider focused on financial technology for the corrections market. The total purchase price, net of cash acquired of $1.7 million, was approximately $83.6 million, consisting of $81.6 million paid in cash, and approximately $3.8 million related to indemnity holdbacks.
On April 21, 2021, we acquired NIC, a leading digital government solutions and payment company that primarily serves federal and state government agencies. The total purchase price, net of cash acquired of $331.8 million, was approximately $2.0 billion, consisting of cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards.
On March 31, 2021, we completed two acquisitions, Glass Arc, Inc. (dba ReadySub) and DataSpec, Inc. (DataSpec), for the combined purchase price of $12.1 million.

2022 Operating Results
For the twelve months ended December 31, 2022, total revenues increased 16% compared to the prior period. Excluding the 2022 impact of recent acquisitions1, total revenues increased 4% compared to prior period. Revenues from acquisitions contributed 12.4% of growth for the twelve months ended December 31, 2022.
Subscriptions revenue grew 29.0% for the twelve months ended December 31, 2022, due to an ongoing shift toward a cloud-based, software as a service business model, as well as the inclusion of transaction-based revenue from NIC’s digital government and payments processing businesses. Excluding the 2022 impact of recent acquisitions1, subscriptions revenue increased 6.3% for the twelve months ended December 31, 2022.
The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Annualized recurring revenues ("ARR") is calculated based on quarter-to-date end total recurring revenues multiplied by four. ARR was $1.50 billion and $1.39 billion as of December 31, 2022, and 2021, respectively. ARR increased 8% compared to the prior period, due to an increase in subscriptions revenue due to an ongoing shift toward SaaS arrangements.
For the twelve months ended December 31, 2022, total revenues include COVID-related subscriptions revenue of $10.8 million from NIC’s Tour Health offering and professional services revenue of $40.2 million from pandemic unemployment and Virginia rent relief offerings. These programs all ended in 2022 and we do not expect to generate COVID-related subscriptions revenue and professional services revenue in future periods.
We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
Revenues – We derive our revenues from five primary sources: subscription-based arrangements; maintenance; professional services; sale of software licenses and royalties; and appraisal services. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 80% of our revenues in 2022. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver of our revenue growth, together with new software license sales and maintenance rate increases. We monitor ARR which is calculated based on quarter-to-date end total recurring revenues multiplied by four. As of December 31, 2022, ARR was $1.50 billion. In addition, we also monitor our customer base and turnover, which historically is very low. During 2022, based on our number of customers, turnover was approximately 2%.
Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services, maintenance and support, and appraisal services to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with minimal incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. Our appraisal projects are cyclical in nature, and we often employ appraisal personnel on a short-term basis to coincide with the life of a project. As of December 31, 2022, our total employee count included in cost of revenues increased to 5,021 from 4,746 at December 31, 2021, including 56 employees who joined us through acquisitions completed since December 31, 2021.
Sales and Marketing (“S&M”) Expense – The primary components of S&M expense include sales personnel salaries and share-based compensation expense, sales commissions, travel-related expenses, advertising and marketing materials, and allocated depreciation, facilities, and IT support. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases based increased level of awards issues during the period and as the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.
General and Administrative (“G&A”) Expense – The primary components of G&A expense include personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses. Share-based compensation expense generally increases as the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.
Liquidity and Cash Flows – The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and discretionary purchases of treasury stock. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from clients in advance of revenue being earned. In recent years,
1 Excludes the 2022 incremental impact as a result of not having the recent acquisition for a full fiscal year.

we have also received significant amounts of cash from employees exercising stock options and contributing to our Employee Stock Purchase Plan.
Balance Sheet – Cash, accounts receivable and days sales outstanding and deferred revenue balances are important indicators of our business.
Outlook
The local government software market continues to be active with sales activity trending at or near pre-pandemic levels in most sectors of our business, and our backlog at December 31, 2022 reached $1.89 billion, a 5% increase from the prior period. We expect to continue to achieve solid growth in revenues and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development and accelerating our move to the cloud to better position us to continue to expand our addressable market and strengthen our competitive position over the long term. The expenses associated with the cloud transition are expected to pressure operating margins in 2023 and 2024.
CRITICAL ACCOUNTING ESTIMATES
Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, cost of revenues and expenses during the reporting period, and related disclosure of contingencies. The Notes to the Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the financial statements. Significant items subject to such estimates and assumptions include the application of the progress toward completion methods of revenue recognition, estimated standalone selling price ("SSP") for distinct performance obligations, the fair value amount and estimated useful lives of intangible assets, determination of share-based compensation expense and allowance for losses and sales adjustments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition. We earn revenues from software licenses, royalties, subscription-based services, professional services, post-contract customer support (“PCS” or “maintenance”), hardware, and appraisal services. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Our software arrangements with customers contain multiple performance obligations that range from software licenses and SaaS arrangements, installation, training, and consulting to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether the customer can benefit from the services either on their own or together with other resources readily available to the customer and whether the services are separately identifiable from other promises in the contract. Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to "off-the-shelf" software licenses and specified upgrades at a point in time when control of the software license transfers to the customer, unless the software is not considered distinct. We consider off-the-shelf software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the customer for the customer’s purpose upon installation, and remaining services such as training are not considered highly interdependent or highly interrelated to the product's functionality.

For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion. We measure progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often implemented over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent. When professional services are distinct, the fee allocable to the service element is recognized over the time we perform the services and is billed on a time and material or milestones basis.
Subscription-based services consist of revenues derived from SaaS arrangements, transaction and payment processing, electronic filing transactions, and digital government services. Revenue from subscription-based services is generally recognized over time on a ratable basis over the contract term, beginning on the date that our service is made available to the customer. For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. We recognize SaaS arrangements ratably over the terms of the arrangements, which range from one to ten years, but are typically for periods of three to five years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
We maintain allowances for losses and sales adjustments, which losses are recorded against revenues at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $14.8 million and $12.1 million at December 31, 2022, and December 31, 2021, respectively, does not include provisions for credit losses. As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses, and primarily evaluated our historical experience with credit losses related to trade and other receivables. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
In connection with certain of our contracts, we have recorded retentions receivable or unbilled receivables consisting of costs and estimated profit in excess of billings as of the balance sheet date. Many of the contracts which give rise to unbilled receivables at a given balance sheet date are subject to billings in the subsequent accounting period. We review unbilled receivables and related contract provisions to ensure we are justified in recognizing revenue prior to billing the customer and that we have objective evidence which allows us to recognize such revenue. In addition, we have a sizable amount of deferred revenue, which represents billings in excess of revenue earned. The majority of this liability consists of subscriptions and maintenance billings for which payments are made in advance and the revenue is ratably earned over the subscription or maintenance billing period, generally one year. We also have deferred revenue for those contracts in which we receive a deposit and the conditions in which to record revenue for the service or product have not been met. On a periodic basis, we review by customer the detail components of our deferred revenue to ensure our accounting remains appropriate.

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
During the fourth quarter, as part of our annual impairment test as of October 1, we performed qualitative assessments for the reporting units containing the recently acquired data and insights, digital government and payments solutions, and development platform solutions, and concluded no impairment existed as of our annual assessment date. Approximately $1.7 billion, or 70%, of total goodwill as of December 31, 2022, relates to these reporting units, which as a result of these recent acquisitions, do not have significant excess fair values over carrying values. We performed qualitative assessments for the remaining reporting units in which we determined that it not more likely than not that the fair value exceeded the carrying value; therefore, we did not perform a Step 1 quantitative impairment test. Our annual goodwill impairment analysis did not result in an impairment charge. During 2022, we have recorded no impairment to goodwill as no triggering events or change in circumstances indicating a potential impairment has occurred as of period-end.
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

All intangible assets (other than goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets. During 2022, we did not identify any triggering events that would indicate that the carrying amount of our intangible assets may not be recoverable.
Recent adoption of new accounting pronouncements
In October 2021, the FASB issued ASU 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We early adopted as of January 1, 2022. The adoption of ASU 2021-08 resulted in no adjustments to the fair value of the deferred revenue balances assumed in our 2022 acquisitions. See Note 2, “Acquisitions,” to the consolidated financial statements for further discussion.
Recent Accounting Guidance not yet Adopted
There were no new not yet adopted accounting pronouncements currently issued that would affect the Company or have a material impact on its consolidated financial position or results of operations in future periods.

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2022, 2021 and 2020.

	Percentage of Total Revenues Years Ended December 31,
	2022	2021	2020
Revenues:
Subscriptions	54.7%	49.3%	31.4%
Maintenance	25.3	29.8	41.9
Professional services	13.1	13.2	16.7
Software licenses and royalties	3.2	4.6	6.5
Appraisal services	1.9	1.7	1.9
Hardware and other	1.8	1.4	1.6
Total revenues	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	51.6	50.3	45.8
Software licenses, royalties, and amortization of acquired software	3.1	3.1	3.2
Amortization of software development	0.4	0.1	—
Appraisal services	1.3	1.2	1.4
Hardware and other	1.3	0.8	1.1
Sales and marketing expense	7.3	7.4	8.8
General and administrative expense	14.4	17.1	14.4
Research and development expense	5.7	5.9	7.9
Amortization of customer and trade name intangibles	3.3	2.8	1.9
Operating income	11.6	11.3	15.5
Interest expense	(1.5)	(1.5)	(0.1)
Other income, net	0.1	0.1	0.3
Income before income taxes	10.2	9.9	15.7
Income tax provision (benefit)	1.3	(0.2)	(1.8)
Net income	8.9%	10.1%	17.5%
2022 Compared to 2021
Revenues
Recent Acquisitions
On October 31, 2022, we acquired Rapid Financial Solutions, LLC (Rapid), a provider of reliable, scalable, and secure payments with best-in-class card issuance and digital disbursement capabilities. On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. On April 21, 2021, we acquired NIC, Inc., a leading digital government solutions and payment company that serves federal, state and local government agencies. US eDirect and Rapid are operated as a part of the digital government and payment solutions business unit (also known as the NIC division) and the results of NIC, US eDirect, and Rapid from their respective dates of acquisition, are included with the operating results of the PT segment.

The following table details revenues for the NIC division for the period from acquisition through December 31, 2022 and 2021, which are presented in our consolidated statements of income from the date of acquisition and included in the operating results of the PT reportable segment (in thousands).

	2022	2021
Revenues:
Subscriptions	$470,904	$344,692
Maintenance	810	560
Professional services	50,006	23,665
Software licenses and royalties	—	—
Appraisal services	—	—
Hardware and other	—	—
Total revenues	$521,720	$368,917
Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
ES	$526,323	$425,078	$101,245	24%
PT	485,981	359,357	126,624	35
Total subscriptions revenue	$1,012,304	$784,435	$227,869	29%

Less: Revenue from recent acquisitions [2]	(178,363)	—	(178,363)
Total subscriptions revenue excluding acquisitions	$833,941	$784,435	$49,506	6%
Subscriptions revenue consists of revenue derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing. We also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements.
Subscriptions revenue grew 29% compared to 2021, primarily due to the inclusion of transaction-based revenues from NIC including Rapid and US eDirect from the respective dates of acquisition. Excluding the incremental impact of recent acquisitions, subscriptions revenue increased 6%. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In 2022, we added 609 new SaaS clients and 336 existing clients elected to convert to our SaaS model. Our mix of new software contracts in 2022 was approximately 23% perpetual software license arrangements and approximately 77% subscription-based arrangements compared to total new client mix in 2021 of approximately 33% perpetual software license arrangements and approximately 67% subscription-based arrangements.
Total subscriptions revenue derived from transaction-based fees was $600.8 million and $454.8 million for the twelve months ended December 31, 2022 and 2021, respectively. The increase of $146.0 million or 32% is attributable to inclusion of the NIC division, including Rapid and US eDirect transaction-based revenues from the respective dates of acquisition. Transaction-based revenue from the NIC division was $470.9 million and $344.7 million for the twelve months ended December 31, 2022, and 2021, respectively. Excluding NIC, transaction-based fees contributed $19.8 million to the increase in subscriptions revenue due to the increased volumes of online payments and e-filing services in 2022.
2 Excludes the 2022 incremental impact as a result of not having the recent acquisition for a full fiscal year.

Maintenance.
The following table sets forth a comparison of our maintenance revenue for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
ES	$444,143	$439,589	$4,554	1%
PT	24,312	34,698	(10,386)	(30)
Total maintenance revenue	$468,455	$474,287	$(5,832)	(1)%

Less: Revenue from recent acquisitions [2]	(689)	—	(689)
Total maintenance revenue excluding acquisitions	$467,766	$474,287	$(6,521)	(1)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 1% compared to the prior period. Maintenance revenue declined mainly due to attrition related to a legacy case management solution and clients converting from on-premises license arrangements to SaaS, partially offset by annual maintenance rate increases and maintenance associated with new software license sales.
Annualized Recurring Revenues
Subscriptions and maintenance are considered recurring revenue sources. Annualized recurring revenues ("ARR") is calculated based on quarter-end total recurring revenues multiplied by four. ARR was $1.50 billion and $1.39 billion as of December 31, 2022, and 2021, respectively. ARR increased 8% compared to the prior period due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
Professional services.
The following table sets forth a comparison of our professional services revenue for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
ES	$170,462	$165,396	$5,066	3%
PT	72,655	43,995	28,660	65
Total professional services revenue	$243,117	$209,391	$33,726	16%

Less: Revenue from recent acquisitions [2]	(17,073)	—	(17,073)
Total professional services revenue excluding acquisitions	$226,044	$209,391	$16,653	8%
Professional services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses or subscriptions generally also contract with us to provide the related professional services. Existing clients also periodically purchase additional training, consulting and minor programming services.
Professional services revenue increased 16% compared to the prior year, primarily due to the inclusion of revenues from recent acquisitions from the date of acquisition. Excluding the incremental impact of recent acquisitions, professional services revenue increased 8%. The increase in professional services revenue is primarily attributed to higher revenues generated by the continued COVID pandemic-related rent relief services and the return of billable travel revenue as onsite services have increased since 2021. The increases are partially offset by more clients selecting our cloud solutions instead of our on-premises license arrangements which typically require more professional services.

Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
ES	$55,158	$66,816	$(11,658)	(17)%
PT	4,248	7,636	(3,388)	(44)
Total software licenses and royalties revenue	$59,406	$74,452	$(15,046)	(20)%

Less: Revenue from recent acquisitions [2]	—	—	—
Total software licenses and royalties revenue excluding acquisitions	$59,406	$74,452	$(15,046)	(20)%
Software licenses and royalties revenue decreased 20% compared to the prior period. The decline is primarily attributed to the shift in the mix of new software contracts toward more subscription-based agreements compared to the prior period.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect the decline in software license revenues will accelerate as we continue to shift our model away from perpetual licenses to SaaS. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.
Appraisal services.
The following table sets forth a comparison of our appraisal services revenue for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
ES	$34,508	$27,788	$6,720	24%
PT	—	—	—	—
Total appraisal services revenue	$34,508	$27,788	$6,720	24%

Less: Revenue from recent acquisitions [2]	—	—	—
Total appraisal services revenue excluding acquisitions	$34,508	$27,788	$6,720	24%
In 2022, appraisal services revenue grew 24% compared to the prior period primarily due to relaxed travel restrictions allowing for the ramp-up of appraisal services for several new revaluation contracts which started in recent quarters. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Cost of revenues and gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
Subscriptions, maintenance, and professional services	$953,897	$799,158	$154,739	19%
Software licenses and royalties	6,083	3,552	2,531	71
Amortization of software development	6,507	2,325	4,182	180
Amortization of acquired software	52,192	45,601	6,591	14
Appraisal services	23,988	19,061	4,927	26
Hardware and other	23,674	12,946	10,728	83
Total cost of revenues	$1,066,341	$882,643	$183,698	21%

The following table sets forth a comparison of gross margin percentage by revenue type for the years ended December 31:

	2022	2021	Change
Subscriptions, maintenance, and professional services	44.7%	45.6%	(0.9)%
Software licenses, royalties, software development, and acquired software	(9.0)	30.9	(39.9)
Appraisal services	30.5	31.4	(0.9)
Hardware and other	27.0	41.0	(14.0)
Overall gross margin	42.4%	44.6%	(2.2)%
Gross margin percentage by revenue type, excluding the incremental impact of recent acquisitions 2, for the years ended December 31:

	2022	2021	Change
Subscriptions, maintenance, and professional services	45.8%	45.6%	0.2%
Software licenses, royalties, software development, and acquired software	7.1	30.9	(23.8)
Appraisal services	30.5	31.4	(0.9)
Hardware and other	27.9	41.0	(13.1)
Overall gross margin	43.8%	44.6%	(0.8)%
Subscriptions, maintenance, and professional services. Cost of subscriptions, maintenance and professional services primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development, on-going operation of SaaS, digital government, and other transaction-based services such as e-filing. Other costs included are interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business. In 2022, the subscriptions, maintenance and professional services gross margin declined 0.9% compared to the prior period primarily due to several factors, including lower maintenance revenue resulting from attrition related to a legacy case management solution; a post-COVID return of low-margin revenues such as billable travel; higher personnel costs related to inflation, as well as costs related to onboarding new professional services employees who are not yet billable; and higher hosting costs related to our accelerated shift to the cloud. Our implementation and support staff grew by 225 employees since December 31, 2021, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. Excluding the incremental impact from recent acquisitions of $70 million, gross margin was 45.8% in 2022, a slight increase of 0.2% which is attributable to an increase in SaaS arrangements and the decline in low margin COVID-related transaction-based revenues compared to the prior period.
Software licenses, royalties, software development, and acquired software. Amortization expense for acquired software comprises the majority of costs of software licenses, royalties, software development, and acquired software. We do not have any direct costs associated with royalties. The gross margin for software licenses, royalties, software development, and acquired software was negative 9.0% in 2022 and 30.9% in 2021. Excluding the impact of amortization expense of acquired software, the margin was 78.8% in 2022 and 92.1% in 2021. The decline in software licenses, royalties, software development, and acquired software gross margin compared to the prior period is due to lower revenue from software licenses.
Appraisal services. Appraisal services revenue comprised approximately 1.9% of total revenues. The appraisal services gross margin decrease of 0.9% compared to 2021 is primarily due to higher personnel costs related to inflation, as well as increased low margin billable travel revenue. The appraisal services business is somewhat cyclical and driven in part by statutory revaluation cycles in various states.
Overall gross margin. Our 2022 blended gross margin decreased 2.2% compared to 2021, principally due to the inclusion of NIC’s revenues (including lower margin COVID related revenues), which historically have lower margins than Tyler’s software-related revenues. Excluding the incremental impact from recent acquisitions of $60 million, overall gross margin was 43.8% in 2022. The decrease of 0.8% in overall gross margin compared to the prior period is due to lower revenue from software licenses and maintenance, higher hosting costs related to our accelerated shift to the cloud, and higher personnel costs. Excluding employees from recent acquisitions, our implementation and support, and appraisal staff grew by 219 employees since December 31, 2021, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.

Sales and marketing expense
Sales and Marketing expense (“S&M”) consists primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing costs. The following table sets forth a comparison of our S&M expenses for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
Sales and marketing expense	$135,743	$118,624	$17,119	14%
S&M as a percentage of revenue was 7.3% in 2022 compared to 7.4% in 2021. S&M expense increased approximately 14% compared to the prior period, primarily due to the inclusion of recent acquisitions’ S&M expense. Excluding the incremental impact of S&M expense from recent acquisitions of $5.6 million, S&M increased 10% compared to the prior period. Higher S&M expense is due to higher bonus and commission expense relating to improved operating results, increase in road show and user conference expenses, increase in travel-related expenses, and higher sales and marketing personnel costs from increased employee headcount.
General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
General and administrative expense	$267,324	$271,955	$(4,631)	(2)%
G&A as a percentage of revenue was 14.4% in 2022 compared to 17.1% in 2021. G&A expense decreased approximately 2% compared to the prior period. The decrease in G&A is primarily attributed to lower transaction costs related to recent acquisitions and lower share-based compensation expense. G&A includes $2.0 million of transaction expenses related to acquisitions completed in 2022 compared to $23.5 million of transaction expense related to acquisitions completed in 2021. During 2022, stock compensation expense declined $5.5 million compared to 2021, generally due to a lower fair value of each share-based award resulting from the decline in our stock price. The decreases are offset by inclusion of G&A expense from acquisitions of $21.5 million, higher bonus expense due to improved operating results, increases in amortization of software development for internal use, increases in travel-related expenses and other administrative costs, and higher personnel costs from increased employee headcount. In 2022, G&A expense also included $2.8 million related to lease restructuring and other asset write-offs.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. The following table sets forth a comparison of our research and development expense for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
Research and development expense	$105,184	$93,481	$11,703	13%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
Research and development expense as a percent of total revenue was 5.7% in 2022 compared to 5.9% in 2021. Research and development expense increased 13% in 2022 compared to the prior period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development at recently acquired businesses.

Amortization of other intangibles
Other intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer related, trade name, and leases acquired intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer and trade name intangibles is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of our amortization of other intangibles for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
Amortization of other intangibles	$61,363	$44,849	$16,514	37%
Amortization of other intangibles increased due to the impact of intangibles added with several acquisitions completed in 2022 and 2021.
Estimated annual amortization expense relating to customer related, trade name, and acquired lease intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years and thereafter is as follows (in thousands):

2023	$70,233
2024	54,141
2025	53,404
2026	52,586
2027	52,143
Thereafter	524,162
Interest expense
The following table sets forth a comparison of our interest expense for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
Interest expense	$(28,379)	$(23,298)	$(5,081)	22%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense compared to the prior period is attributable to an increase in amortization expense related to debt issuance costs, resulting from our accelerated repayment of the term loans, coupled with an increase in interest rates compared to the prior period.
Other income, net
The following table sets forth a comparison of our other income, net for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
Other income, net	$1,723	$1,544	$179	12%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, compared to the prior period is due to increased interest income generated from invested cash as a result of higher interest rates in 2022 compared to 2021.

Income tax provision
The following table sets forth a comparison of our income tax provision for the years ended December 31 ($ in thousands):

			Change
	2022	2021	$	%
Income tax provision (benefit)	$23,353	$(2,477)	$25,830	(1,043)%

Effective income tax rate	12.4%	(1.6)%
The increase in the income tax provision and the effective income tax rate in 2022 compared to the prior period is principally driven by a decrease in excess tax benefits from share-based compensation and an increase in liabilities for uncertain tax positions, offset by an increase in research tax credit benefits. The share-based exercise and vesting activity in 2022 generated $7.8 million of excess tax benefits, while exercise and vesting activity in 2021 generated $47.7 million of excess tax benefits. The tax benefits related to research tax credits totaled $31.3 million in 2022 compared to $5.0 million in 2021, as a result of completing a multiyear research and development tax credit study during 2022.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to excess tax benefits from share-based compensation and the tax benefits of research tax credits, offset by an increase in liabilities for uncertain tax positions, state income taxes, and non-deductible business expenses. Excluding the impact of the excess tax benefits, uncertain tax positions and research credits, our income tax provision and effective tax rate in 2022 would have been $54.1 million and 28.8%, respectively, and in 2021, would have been $50.6 million and 31.8%, respectively.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2022, we had cash and cash equivalents of $173.9 million compared to $309.2 million at December 31, 2021. We also had $55.5 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of December 31, 2022, compared to $98.7 million at December 31, 2021. These investments have varying maturity dates through 2027 and are held as available-for-sale. As of December 31, 2022, we had $395.0 million outstanding borrowings under our 2021 Credit Agreement and one outstanding letter of credit totaling $1.5 million in favor of a client contract. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the credit markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the years ended December 31 (in thousands):

	2022	2021	2020
Cash flows provided (used) by:
Operating activities	$381,455	$371,753	$355,089
Investing activities	(172,530)	(2,090,935)	(98,320)
Financing activities	(344,239)	1,424,730	114,172
Net (decrease) increase in cash and cash equivalents	$(135,314)	$(294,452)	$370,941
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
In 2022, operating activities provided cash of $381.5 million compared to $371.8 million in 2021. Operating activities that provided cash were primarily comprised of net income of $164.2 million, non-cash depreciation and amortization charges of $159.1 million, non-cash share-based compensation expense of $103.0 million and non-cash amortization of operating lease right-of-use assets of $13.0 million. Working capital, excluding cash, decreased approximately $60.6 million mainly due to timing of payments to and receipts from our government partners, timing of payments of payroll related taxes and vendor invoices, and deferred taxes associated with tax research credits and stock option activity during the period. These decreases were offset by the timing of tax payments, prepaid expenses, and increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.

Days sales outstanding (DSO) in accounts receivable were 115 days at December 31, 2022, compared to 108 days at December 31, 2021. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The increase in DSO compared to December 31, 2021, is attributed to slower payments from certain large clients and timing of receipts from our government partners.
Investing activities used cash of $172.5 million in 2022 compared to $2.1 billion in 2021. On October 31, 2022, we acquired Rapid Financial Solutions, LLC, for the total purchase price, net of cash acquired of $2.2 million, of approximately $67.7 million, consisting of $51.2 million paid in cash, $18.2 million of common stock, and $500,000 related to working capital holdbacks, subject to certain post-closing adjustments. On May 31, 2022, we completed the acquisition of Quatred, LLC for the total cash price of approximately $637,000. On February 8, 2022, we acquired US eDirect Inc, for the total purchase price, net of cash acquired of $6.4 million, of approximately $116.5 million, consisting of $118.8 million paid in cash and approximately $4.1 million related to indemnity holdbacks. During 2022, we also paid approximately $1.9 million in indemnity and working capital holdbacks related to acquisitions completed in late 2021. In addition, approximately $27.6 million of software development costs were capitalized. Approximately $22.5 million was invested in property and equipment, including $4.5 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of growth, particularly with respect to data centers supporting growth in our cloud-based offerings.
Investing activities used cash of $2.1 billion in 2021. We invested $77.5 million and received $131.4 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2022 through 2027. On March 31, 2021, we completed two acquisitions with the total purchase price, net of cash acquired, of $12.1 million paid in cash. On April 21, 2021, we completed the acquisition of NIC for the total purchase price of $2.0 billion, net of cash acquired of $331.8 million, including cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards. On September 1, 2021, we acquired VendEngine for the total purchase price, net of cash acquired of $1.7 million, of approximately $83.8 million consisting of $80.2 million paid in cash and approximately $5.4 million related to indemnity holdbacks, subject to certain post-closing adjustments. On September 9, 2021, we acquired all of the equity interest of Arx for the total purchase price, net of cash acquired, of approximately $12.8 million, of which $12.3 million was paid in cash and approximately $500,000 was accrued for indemnity holdbacks. Approximately $33.9 million was invested in property and equipment, including $12.8 million related to real estate. In addition, approximately $21.7 million of software development was capitalized in 2021. The remaining additions were for computer equipment and furniture and fixtures in support of internal growth, with the majority associated with our data centers supporting growth in our cloud-based offerings. These expenditures were funded from cash generated from operations.
Financing activities used cash of $344.2 million in 2022 compared to cash provided of $1.4 billion in 2021, primarily attributable to repayment of $360.0 million of term debt, partially offset by payments received from stock option exercises, net of withheld shares for taxes upon equity award and employee stock purchase plan activity.
Financing activities provided cash of $1.4 billion in 2021. Financing activities in 2021 were primarily comprised of proceeds from the issuance of the Convertible Senior Notes and the 2021 Credit Agreement. On March 9, 2021, we issued $600.0 million aggregate principal amount of Convertible Senior Notes. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million. On April 21, 2021, in connection with the completion of the NIC acquisition, the Company, as borrower, entered into a new 2021 Credit Agreement with various lenders consisting of an unsecured revolving credit facility of up to $500.0 million and unsecured term loans totaling $900.0 million. The net proceeds from the borrowings under the 2021 Credit Agreement were $1.1 billion, net of debt discounts of $7.2 million and debt issuance costs of $4.9 million and $6.4 million of commitment fees paid related to the terminated $1.6 billion unsecured bridge loan facility. During the twelve months ended December 31, 2021, we repaid $250.0 million of the unsecured revolving credit facility and $145.0 million of the term debt. The remainder of the financing activities was comprised of receipts of $109.9 million from stock option exercises and employee stock purchase plan activity. We also purchased approximately 33,000 shares of our common stock for an aggregate purchase price of $13.0 million.
In February 2019, our board of directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of February 22, 2023, we have authorization from our board of directors to repurchase up to 2.3 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.

As of December 31, 2022, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026. Under our 2021 Credit Agreement, we had $395 million in outstanding principal for the Term Loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of December 31, 2022. As of December 31, 2022, we had one outstanding letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing and expires in the third quarter of 2026. For the twelve months ended December 31, 2022, we repaid $360 million of the Term Loans under 2021 Credit Agreement.
We paid interest of $21.3 million in 2022, $17.7 million in 2021, including $6.4 million related to the senior unsecured bridge loan facility commitment fee in 2021, and $610,000 in 2020. See Note 6, “Debt,” to the consolidated financial statements for discussions of the Convertible Senior Notes and the 2021 Credit Agreement.
We paid income taxes, net of refunds received, of $38.5 million in 2022, $2.2 million in 2021, and $3.3 million in 2020. In 2022, stock option exercise activity generated net tax benefits of $7.8 million and reduced tax payments accordingly, as compared to $47.7 million and $60.2 million in 2021 and 2020, respectively.
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash tax payments and reduce cash flows in fiscal year 2023 and future years.
We anticipate that 2023 capital spending will be between $68 million and $70 million, including approximately $16 million related to real estate and approximately $37 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We also expect cash tax payments to be higher as a result of IRC Section 174. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one to 12 years. Some of these leases include options to extend for up to six years.
Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of December 31, 2022. Refer to Note 6, “Debt,” Note 10, “Income Tax,” Note 14, “Leases,” and Note 16, “Commitment and Contingencies,” to the consolidated financial statements for related discussions.
CAPITALIZATION
At December 31, 2022, our capitalization consisted of $987.4 million of outstanding debt and $2.6 billion of shareholders’ equity.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of December 31, 2022, we had $395.0 million of outstanding borrowings under our 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
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
During the twelve months ended December 31, 2022, the effective interest rate for our borrowings was 3.79%. Based on the aggregate outstanding principal balance under the 2021 Credit Agreement as of December 31, 2022, of $395.0 million, each quarter point change in interest rates would result in a $1.0 million change in annual interest expense.

In January 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the SOFR reference rate. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2022, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2022” in our Proxy Statement when filed.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
		Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020	F-4
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020	F-5
		Consolidated Balance Sheets as of December 31, 2022 and 2021	F-6
		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020	F-7
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020	F-9
		Notes to Consolidated Financial Statements	F-10
	(2)	Financial statement schedules:
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
4.2
Third Amendment to the Credit Agreement dated January 27, 2023, among Tyler Technologies, Inc. and Wells Fargo Bank, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 4.2 to our Form 10-K dated February 22, 2023, and incorporated by reference herein).

4.3
Credit Agreement dated April 21, 2021, among Tyler Technologies, Inc. and Wells Fargo Bank, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 10.1 to our Form 8-K dated April 21, 2021, and incorporated by reference herein).

4.4
Agreement and Plan of Merger, dated February 9, 2021 by and among Tyler Technologies, Inc., Topos Acquisition, Inc., and NIC, Inc.(filed as Exhibit 2.1 to our Form 8-K, dated February 10, 2021, and incorporated by reference herein).

4.5
Indenture, dated as of March 9, 2021, between Tyler Technologies, Inc. and U.S. Bank National Association, as trustee, relating to the 0.25% Convertible Senior Notes due 2026. (filed as Exhibit 4.1 to our Form 8-K, dated March 9, 2021, and incorporated by reference herein.)

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
A copy of each exhibit may be obtained at a price of 15 cents per page, with a $10.00 minimum order, by writing Investor Relations, 5101 Tennyson Parkway, Plano, Texas 75024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 22, 2023	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 22, 2023	By:	/s/ John S. Marr, Jr.
John S. Marr, Jr.
Executive Chairman of the Board
Director

Date: February 22, 2023	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: February 22, 2023	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: February 22, 2023	By:	/s/ Jason P. Durham
Jason P. Durham
Chief Accounting Officer
(principal accounting officer)

Date: February 22, 2023	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director

Date: February 22, 2023	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 22, 2023	By:	/s/ Ronnie D. Hawkins, Jr.
Ronnie D. Hawkins, Jr.
Director

Date: February 22, 2023	By:	/s/ Mary Landrieu
Mary Landrieu
Director

Date: February 22, 2023	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director

Date: February 22, 2023	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023, expressed an unqualified opinion thereon.
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

Goodwill impairment tests
Description of the Matter
As of December 31, 2022, the Company’s goodwill balance of $2.5 billion was attributable to multiple reporting units. As disclosed in Note 1 to the consolidated financial statements, goodwill is assessed for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. The Company begins with a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying a quantitative assessment. During the fourth quarter of 2022, the Company performed a quantitative assessment for goodwill associated with reporting units comprised of more recently acquired businesses, which do not have significant excess fair values over carrying values.

Auditing management’s quantitative analyses for goodwill impairment was complex and highly judgmental due to the significant judgement required to determine the fair value of these reporting units. In particular, the Company’s fair value estimates for these reporting units were sensitive to significant assumptions, such as weighted average cost of capital and revenue growth rates which are forward looking and affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s review process for quantitative goodwill impairment assessments, including controls over management’s review of the significant assumptions described above.

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
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tyler Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.
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
/s/ ERNST & YOUNG LLP
Dallas, Texas
February 22, 2023

Tyler Technologies, Inc.
Consolidated Statements of Income
For the years ended December 31,
(In thousands, except per share amounts)

	2022	2021	2020
Revenues:
Subscriptions	$1,012,304	$784,435	$350,648
Maintenance	468,455	474,287	467,513
Professional services	243,117	209,391	186,409
Software licenses and royalties	59,406	74,452	73,164
Appraisal services	34,508	27,788	21,127
Hardware and other	32,414	21,934	17,802
Total revenues	1,850,204	1,592,287	1,116,663

Cost of revenues:
Subscriptions, maintenance and professional services	953,897	799,158	510,504
Software licenses and royalties	6,083	3,552	3,339
Amortization of software development	6,507	2,325	—
Amortization of acquired software	52,192	45,601	31,962
Appraisal services	23,988	19,061	15,945
Hardware and other	23,674	12,946	12,401
Total cost of revenues	1,066,341	882,643	574,151

Gross profit	783,863	709,644	542,512

Sales and marketing expense	135,743	118,624	98,466
General and administrative expense	267,324	271,955	161,095
Research and development expense	105,184	93,481	88,363
Amortization of other intangibles	61,363	44,849	21,662

Operating income	214,249	180,735	172,926

Interest expense	(28,379)	(23,298)	(1,013)
Other income, net	1,723	1,544	3,129
Income before income taxes	187,593	158,981	175,042
Income tax provision (benefit)	23,353	(2,477)	(19,778)
Net income	$164,240	$161,458	$194,820

Earnings per common share:
Basic	$3.95	$3.95	$4.87
Diluted	$3.87	$3.82	$4.69
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31,
(In thousands)

	2022	2021	2020
Net income	$164,240	$161,458	$194,820
Other comprehensive loss, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding losses on available for sale securities during the period	(850)	—	—
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	—
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	79	—	—
Other comprehensive loss, net of tax	(798)	—	—
Comprehensive income	$163,442	$161,458	$194,820
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$173,857	$309,171
Accounts receivable (less allowance for losses and sales adjustments of $14,761 in 2022 and $12,086 in 2021)	577,257	521,059
Short-term investments	37,030	52,300
Prepaid expenses	50,859	55,513
Income tax receivable	—	18,137
Other current assets	8,239	8,151
Total current assets	847,242	964,331
Accounts receivable, long-term	8,271	13,937
Operating lease right-of-use assets	50,989	39,720
Property and equipment, net	172,786	181,193
Other assets:
Software development costs, net	48,189	28,489
Goodwill	2,489,308	2,359,674
Other intangibles, net	1,002,164	1,052,493
Non-current investments	18,508	46,353
Other non-current assets	49,960	45,971
	$4,687,417	$4,732,161
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,813	$119,988
Accrued liabilities	131,941	158,424
Operating lease liabilities	10,736	10,560
Income tax payable	43,667	—
Deferred revenue	568,538	510,529
Current portion of term loans	30,000	30,000
Total current liabilities	889,695	829,501
Revolving line of credit	—	—
Term loans, net	362,905	718,511
Convertible senior notes due 2026, net	594,484	592,765
Deferred revenue, long-term	2,037	38
Deferred income taxes	148,891	228,085
Operating lease liabilities, long-term	48,049	36,336
Other long-term liabilities	16,967	2,893
Total liabilities	2,063,028	2,408,129
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2022 and 2021	481	481
Additional paid-in capital	1,209,725	1,075,650
Accumulated other comprehensive loss, net of tax	(844)	(46)
Retained earnings	1,437,854	1,273,614
Treasury stock, at cost; 6,364,991 and 6,832,640 shares in 2022 and 2021, respectively	(22,827)	(25,667)
Total shareholders' equity	2,624,389	2,324,032
	$4,687,417	$4,732,161
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$164,240	$161,458	$194,820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	159,072	135,624	81,657
Losses from sale of investments	45	—	—
Share-based compensation expense	102,985	104,726	67,365
Provision for losses and sales adjustments - accounts receivable	2,781	2,831	3,517
Amortization of operating lease right-of-use assets	12,969	10,216	5,782
Deferred income tax benefit	(87,192)	(13,271)	(7,936)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(51,410)	17,608	(10,733)
Income tax receivable	61,940	10,258	(15,117)
Prepaid expenses and other current assets	910	(23,863)	(8,304)
Accounts payable	(17,537)	(44,947)	(967)
Operating lease liabilities	(12,396)	(6,952)	(6,549)
Accrued liabilities	(24,344)	(24,822)	2,870
Deferred revenue	59,460	44,874	48,684
Other long-term liabilities	9,932	(1,987)	—
Net cash provided by operating activities	381,455	371,753	355,089

Cash flows from investing activities:
Additions to property and equipment	(22,529)	(33,919)	(22,690)
Purchase of marketable security investments	(29,935)	(77,450)	(156,618)
Proceeds and maturities from marketable security investments	71,034	131,449	82,742
Purchase of investment in common shares	—	—	(10,000)
Proceeds from the sale of investment in preferred shares	—	—	15,000
Investment in software development	(27,622)	(21,693)	(5,776)
Cost of acquisitions, net of cash acquired	(163,921)	(2,089,706)	(1,292)
Other	443	384	314
Net cash used by investing activities	(172,530)	(2,090,935)	(98,320)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—
Payment on term loans	(360,000)	(145,000)	—
Proceeds from term loans	—	900,000	—
Proceeds from issuance of convertible senior notes	—	600,000	—
Payment of debt issuance costs	—	(27,165)	—
Purchase of treasury shares	—	(12,977)	(15,484)
Payment of contingent consideration	—	—	(5,619)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award	(890)	96,714	124,363
Contributions from employee stock purchase plan	16,651	13,158	10,912
Net cash (used) provided by financing activities	(344,239)	1,424,730	114,172

Net (decrease) increase in cash and cash equivalents	(135,314)	(294,452)	370,941
Cash and cash equivalents at beginning of period	309,171	603,623	232,682
Cash and cash equivalents at end of period	$173,857	$309,171	$603,623
See accompanying notes.

	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$21,256	$17,728	$610
Cash paid for income taxes, net	38,490	2,212	3,263
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$169	$233	$189
Issuance of shares for acquisitions	18,169	—	—
Purchase consideration for conversion of unvested restricted stock awards	—	1,872	—

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2022, 2021, and 2020
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	48,148	$481	$739,478	$(46)	$917,336	(8,839)	$(40,191)	$1,617,058
Net income	—	—	—	—	194,820	—	—	194,820
Issuance of shares pursuant to stock compensation plan	—	—	90,636	—	—	1,283	33,727	124,363
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(34)	(12,923)	(12,923)
Stock compensation	—	—	67,365	—	—	—	—	67,365
Issuance of shares pursuant to employee stock purchase plan	—	—	7,853	—	—	40	3,059	10,912
Treasury stock purchases	—	—	—	—	—	(59)	(15,484)	(15,484)
Balance at December 31, 2020	48,148	481	905,332	(46)	1,112,156	(7,609)	(31,812)	1,986,111
Net income	—	—	—	—	161,458	—	—	161,458
Exercise of stock options and vesting of restricted stock units	—	—	50,831	—	—	832	45,883	96,714
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(58)	(27,030)	(27,030)
Stock compensation	—	—	104,726	—	—	—	—	104,726
Issuance of shares pursuant to employee stock purchase plan	—	—	12,889	—	—	35	269	13,158
Treasury stock purchases	—	—	—	—	—	(33)	(12,977)	(12,977)
Purchase consideration for conversion of unvested restricted stock awards	—	—	1,872	—	—	—	—	1,872
Balance at December 31, 2021	48,148	481	1,075,650	(46)	1,273,614	(6,833)	(25,667)	2,324,032
Net income	—	—	—	—	164,240	—	—	164,240
Other comprehensive loss, net of tax	—	—	—	(798)	—	—	—	(798)
Exercise of stock options and vesting of restricted stock units	—	—	(3,218)	—	—	433	29,547	26,329
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(70)	(27,219)	(27,219)
Stock compensation	—	—	102,985	—	—	—	—	102,985
Issuance of shares pursuant to employee stock purchase plan	—	—	16,365	—	—	49	286	16,651
Treasury stock purchases	—	—	—	—	—	—	—	—
Issuance of shares for acquisitions	—	—	17,943	—	—	56	226	18,169
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for the public sector. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs primarily of cities, counties, states, schools, federal agencies, and other government entities. We provide subscription-based services such as software as a service (“SaaS”), transaction-based fees primarily related to digital government services and online payment processing, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our systems. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and 62 subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the twelve months ended December 31, 2022, we had approximately $798,000 of other comprehensive loss, net of taxes, from our available-for-sale investment holdings. We did not have material items of other comprehensive income during the years ended December 31, 2021, and 2020.
RECLASSIFICATIONS
Certain amounts for previous years have been reclassified to conform to the current year presentation. We have elected to present amortization of software development, previously included in the cost of revenues software licenses and royalties line item, in a separate category line item on the consolidated statements of income for all reporting periods presented. We also have elected to present sales and marketing expense and general and administrative expense, previously disclosed as selling, general, and administrative expense, as separate category line items on the consolidated statements of income for all reporting periods presented.
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
REVENUE RECOGNITION
Nature of Products and Services
We earn revenues from subscription-based services, post-contract customer support (“PCS” or “maintenance”), professional services, software licenses and royalties, appraisal services, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
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
Subscription-Based Services:
Subscription-based services consist primarily of revenue derived from SaaS arrangements, digital government services, payment processing, and e-filing. For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third-party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. We recognize SaaS services ratably over the term of the arrangement, which range from one to 10 years, but are typically for a period of three to five years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
E-filing transaction fees primarily pertain to documents filed with the courts by attorneys and other third-parties via our e-filing services and retrieval of filed documents via our access services. For each document filed with a court, the filer generally pays a transaction fee and a court filing fee to us and we remit a portion of the transaction fee and the filing fee to the court. We record as revenue the transaction fee, while the portion of the transaction fee remitted to the courts is recorded as cost of revenues as we are acting as an agent in the arrangement. Court filing fees collected on behalf of the courts and remitted to the courts are recorded on a net basis and thus do not affect our consolidated statements of income.
For e-filing transaction fees and transaction-based revenues from digital government services and online payments, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenues for these services over time based on the amount billable to the customer. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination and set-up costs associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the period of benefit.
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

For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion. We measure progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. These arrangements are often implemented over an extended period and occasionally require us to revise total cost estimates. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
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
We recognize royalty revenue when the sale occurs under the terms of our third-party royalty arrangements. Currently, our third-party royalties are recognized on an estimated basis and adjusted if needed, when we receive notice of amounts we are entitled to receive. We typically receive notice of royalty revenue we are entitled to and amounts are billed on a quarterly basis in the quarter immediately following the royalty reporting period, and adjustments have not been significant.
Professional Services
As noted above, some of our software arrangements include services considered highly interdependent or highly interrelated or require significant customization to meet the customer's desired functionality. For these software arrangements, both the software licenses and related professional services revenue are not distinct and are recognized over time using the progress-to-completion method. We measure progress-to-completion primarily using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Contract fees are typically billed on a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. When professional services are distinct, the fee allocable to the service element is recognized over the time we perform the services and is billed on a time and material basis.
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
Refer to Note 18 - "Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenues and cash flows of our various revenue categories.
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
In connection with our appraisal services contracts and certain professional services contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) property appraisal services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing normally occurs subsequently and may span another accounting period; (2) professional services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (3) software revenue for which we have recognized revenue at the point in time when the software is made available to the customer but the billing has not yet been submitted to the customer; (4) some of our contracts which provide for an amount to be withheld from a progress billing (generally between 5% and 15% retention) until final and satisfactory project completion is achieved; and (5) in a limited number of cases, extended payment terms, which may be granted to customers with whom we generally have a long-term relationship and favorable collection history.
As of December 31, 2022, and December 31, 2021, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $585.5 million and $535.0 million, respectively. We have recorded unbilled receivables of $135.4 million and $140.3 million at December 31, 2022, and December 31, 2021, respectively. Included in unbilled receivables are retention receivables of $8.6 million and $7.7 million at December 31, 2022, and December 31, 2021, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.

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
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $14.8 million and $12.1 million at December 31, 2022, and December 31, 2021, respectively. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
The following table summarizes the changes in the allowance for losses and sales adjustments:

	Years ended December 31,
	2022	2021
Balance at beginning of year	$12,086	$9,255
Provisions for losses and sales adjustments - accounts receivable	2,781	2,831
Collections of accounts previously written off	(106)	—
Balance at end of year	$14,761	$12,086
Deferred Revenue
The majority of deferred revenue consists of deferred subscription-based services revenue that has been billed based on contractual terms in the underlying arrangement, with the remaining balance consisting of payments received in advance of revenue being earned under maintenance, software licensing, software and appraisal services, and hardware installation. Refer to Note 19 - "Deferred Revenue and Performance Obligations" for further information, including deferred revenue by segment and changes in deferred revenue during the period.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be three to seven years. We utilized the “portfolio approach” practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the “portfolio approach”, we determined the period of benefit by taking into consideration our customer contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are generally not paid in connection with the renewal of a contract. In the small number of instances where a commission is paid on a renewal, it is not commensurate with the commission paid on the initial sale and is recognized over the term of renewal, which is generally one year. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of income. Refer to Note 20 - “Deferred Commissions” for further information.
Prepaid expenses and other current assets include direct and incremental costs such as commissions associated with arrangements for which revenue recognition has been deferred. Such costs are expensed at the time the related revenue is recognized.

USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, determining the SSP of performance obligations, variable consideration, and other obligations such as returns and refunds; loss contingencies; the estimated useful life of deferred commissions; the fair value amount and estimated useful lives of intangible assets; the carrying amount of operating lease right-of-use assets and operating lease liabilities; determining share-based compensation expense; the allowance for losses and sales adjustments; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development expense of $105.2 million in 2022, $93.5 million in 2021, and $88.4 million in 2020.
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
Internal Revenue Code (“IRC”) Section 174

For the tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash tax payments and reduce cash flows in fiscal year 2023 and future years.

SHARE-BASED COMPENSATION
We have a share-based award plan that provides for the grant of stock options, restricted stock units, and performance share units to key employees, directors and non-employee consultants. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods, which generally cliff vest in one or three years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 12, “Share-Based Compensation,” for further information.

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
Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain new information about facts and circumstances that existed as of the closing date. If actual results are materially different than the assumptions we used to determine fair value of the assets acquired and liabilities assumed through a business combination as well as the estimated useful lives of the acquired intangible assets, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. See Note 2, “Acquisitions,” for further information.
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
During the fourth quarter, as part of our annual impairment test as of October 1, we performed qualitative assessments for the reporting units containing the recently acquired data and insights, digital government and payments solutions, and development platform solutions, and concluded no impairment existed as of our annual assessment date. Approximately $1.7 billion, or 70%, of total goodwill as of December 31, 2022, relates to these reporting units, which as a result of these recent acquisitions, do not have significant excess fair values over carrying values. We performed qualitative assessments for the remaining reporting units in which we determined that it not more likely than not that the fair value exceeded the carrying value; therefore, we did not perform a Step 1 quantitative impairment test. Our annual goodwill impairment analysis did not result in an impairment charge. During 2022, we have recorded no impairment to goodwill as no triggering events or change in circumstances indicating a potential impairment has occurred as of period-end.
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Changes in market conditions or other factors outside of our control could cause us to change key assumptions and our judgment about a reporting unit’s prospects. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.
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
COSTS OF COMPUTER SOFTWARE
We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for software sold to third parties and for application development costs of software developed for internal use. Software development costs primarily consist of personnel costs. During the twelve months period ended December 31, 2022 and 2021, respectively, we capitalized approximately $27.6 million and $21.7 million of software development costs. We begin to amortize capitalized costs when a product is available for general release to customers and internal use software is ready for its intended use. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to five years.
CONTINGENT PURCHASE CONSIDERATION
Contingent future cash payments related to acquisitions are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs. We have no contingent consideration outstanding as of December 31, 2022.
CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and investments in marketable securities. Our cash and cash equivalents primarily consist of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2022, we had cash and cash equivalents of $173.9 million. We perform periodic evaluations of the credit standing of these financial institutions.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2022.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenues at the time the loss is incurred. Since most of our customers are domestic governmental entities, we rarely incur a loss resulting from the inability of a customer to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, failure to manage our customer’s expectations regarding the scope of the services to be delivered, and defects or errors in new versions or enhancements of our software products. Historically, our credit losses have not been significant.
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
INDEMNIFICATION
Most of our software license agreements indemnify our customers in the event that the software sold infringes upon the intellectual property rights of a third-party. These agreements typically provide that in such event we will either modify or replace the software so that it becomes non-infringing or procure for the customer the right to use the software. We have not recorded a liability associated with these indemnifications, as we are not aware of any pending or threatened infringement actions that are possible losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.
We have also agreed to indemnify certain officers and our board members if they are named or threatened to be named as a party to any proceeding by reason of the fact that they acted in such capacity. We maintain directors’ and officers’ liability insurance coverage to protect against any such losses. We have not recorded a liability associated with these indemnifications. Because of our insurance coverage, we believe the estimated fair value of these indemnification agreements is minimal.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In October 2021, the FASB issued ASU 2021-08 - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASC 805) (“ASU 2021-08”). ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this "Topic 606 approach," the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is effective for all public business entities in annual and interim periods starting after December 15, 2022, and early adoption is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. We early adopted as of January 1, 2022. The adoption of ASU 2021-08 did not result in an adjustment to the fair value of the deferred revenue balances assumed in our 2022 acquisitions. See Note 2, “Acquisitions,” for further discussion.
NEW ACCOUNTING PRONOUNCEMENTS
There were no new not yet adopted accounting pronouncements currently issued that would affect the Company or have a material impact on its consolidated financial position or results of operations in future periods.
(2)ACQUISITIONS
2022
On October 31, 2022, we acquired Rapid Financial Solutions, LLC (Rapid), a provider of reliable, scalable, and secure payments with best-in-class card issuance and digital disbursement capabilities. The total purchase price, net of cash acquired of $2.2 million, was approximately $67.7 million, consisting of $51.2 million paid in cash, $18.2 million of common stock, and $500,000 related to working capital holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of Rapid’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $2.9 million and assumed liabilities of approximately $635,000. We recorded goodwill of approximately $40.0 million, all of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $27.6 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The $27.6 million of intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 10 years.
On May 31, 2022, we completed the acquisition of Quatred, LLC (Quatred), a systems integrator and barcode technology solutions provider. The total cash price was approximately $637,000.

On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.5 million, consisting of $118.8 million paid in cash and approximately $4.1 million related to indemnity holdbacks.
We have performed a valuation analysis of the fair market value of US eDirect's assets and liabilities. The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

Cash	$6,361
Accounts receivable	1,730
Other current assets	594
Other noncurrent assets	698
Goodwill and identifiable intangible assets	125,541
Accounts payable	(1,881)
Accrued expenses	(357)
Other noncurrent liabilities	(742)
Deferred revenue	(688)
Deferred tax liabilities, net	(8,326)
Total consideration	$122,930
In connection with this transaction, we acquired total tangible assets of $9.4 million and assumed liabilities of approximately $3.7 million. We recorded goodwill of approximately $91.4 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $34.1 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings, and cash flow by expanding our addressable market and client base. The identifiable intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 13 years. We recorded net deferred tax liabilities of $8.3 million related to the tax effect of our estimated fair value allocations. Since the acquisition date, we recorded adjustments to the preliminary opening balance sheet attributed to decreases in other current assets, other noncurrent assets, identifiable intangible assets, accrued expenses, and deferred revenue, and increases in accounts receivable, accounts payable, and deferred tax liabilities, resulting in a net increase to goodwill of approximately $10.3 million.
As of December 31, 2022, the purchase price allocations for US eDirect and Quatred are complete, while the purchase price allocation for Rapid is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of December 31, 2022, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Rapid and US eDirect are operated as a part of the digital government and payments solutions business unit (also known as the NIC division), therefore the following unaudited pro forma consolidated operating results information has been prepared as if the acquisitions of Rapid and US eDirect had occurred on January 1, 2021, and NIC had occurred on January 1, 2020, after giving effect to certain adjustments, including amortization of intangibles, transaction costs, and tax effects.

	Years ended December 31,
	2022	2021	2020
Revenues	$1,867,011	$1,785,623	$1,577,117
Net income	147,028	157,765	183,994
Basic earnings per share	$3.54	$3.86	$4.60
Diluted earnings per share	$3.47	$3.73	$4.43
The pro forma information above does not include acquisitions that are not considered material to our results of operations. The pro forma information does not purport to represent what our results of operations actually would have been had such transaction occurred on the date specified or to project our results of operations for any future period.

The actual operating results of Rapid, US eDirect, and NIC from their respective dates of acquisition are included with the operating results of the Platform Technologies segment. The operating results of Quatred are included in the operating results of the Enterprise Software segment since the date of acquisition. The impact of the 2022 acquisitions on our operating results, assets, and liabilities is not material. In the twelve months ended December 31, 2022, we incurred fees of approximately $2.0 million for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These costs were expensed in 2022 and are included in general and administrative expense in the accompanying consolidated statements of income.
2021
On September 9, 2021, we acquired all the equity interest of Ultimate Information Systems, Inc. (dba Arx). Arx is a cloud-based platform which creates accessible technology to enable a modern-day police force that is fully transparent, accountable, and a trusted resource to the community it serves. The total purchase price, net of cash acquired, was approximately $12.8 million.
On September 1, 2021, we acquired VendEngine, Inc., a cloud-based software provider focused on financial technology for the corrections market. The total purchase price, net of cash acquired of $1.7 million, was approximately $83.6 million, consisting of $81.6 million paid in cash, and approximately $3.8 million related to indemnity holdbacks.
In connection with this transaction, we acquired total tangible assets of $5.8 million and assumed liabilities of approximately $3.0 million. We recorded goodwill of approximately $54.3 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $37.9 million. The $37.9 million of intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 13 years. We recorded net deferred tax liabilities of $9.6 million related to the tax effect of our estimated fair value allocations. In the twelve months ended December 31, we recorded adjustments to the preliminary opening balance sheet attributed to a decrease to accounts receivable, accounts payable, deferred income taxes, and an adjustment to the accrual for indemnity holdbacks and increases in identifiable intangible assets and accrued expenses resulting in a net decrease to goodwill of approximately $4.4 million.
On April 21, 2021, we acquired NIC, Inc., a leading digital government solutions and payment company that primarily serves federal and state government agencies. The total purchase price, net of cash acquired of $331.8 million, was approximately $2.0 billion, consisting of cash paid of $2.3 billion and $1.9 million of purchase consideration related to the conversion of unvested restricted stock awards.
We have performed the valuation analysis of the fair market value of NIC’s assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$331,783
Accounts receivable	149,515
Other current assets	12,988
Other noncurrent assets	20,974
Identifiable intangible assets	777,000
Goodwill	1,446,868
Accounts payable	(150,099)
Accrued expenses	(63,154)
Other noncurrent liabilities	(11,493)
Deferred revenue	(3,294)
Deferred tax liabilities, net	(190,596)
Total consideration	$2,320,492
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
NIC delivers user-friendly digital services that make it easier and more efficient for citizens and businesses to interact with government-providing valuable conveniences like applying for unemployment insurance, submitting business filings, renewing licenses, accessing information and making secure payments without visiting a government office. In addition, NIC has extensive expertise and scale in the government payments arena which will accelerate our strategic payments initiatives. Therefore, the goodwill of approximately $1.4 billion arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base.
On March 31, 2021, we acquired all the equity interest of Glass Arc, Inc. (dba ReadySub), a cloud-based platform that assists school districts with absence tracking, filling substitute teacher assignments, and automating essential payroll processes. The total cash price was approximately $6.2 million, net of cash acquired.
On March 31, 2021, we acquired substantially all assets of DataSpec, Inc. (DataSpec), a provider of a SaaS solution that allows for secure electronic claims submission to the federal Department of Veterans Affairs and reporting capabilities, in addition to scheduling, calendaring, and payments. The total cash purchase price was approximately $5.8 million.
The operating results of Arx, DataSpec, ReadySub, and VendEngine are included with the operating results of the Enterprise Software segment since their date of acquisition. The impact of the Arx, DataSpec, ReadySub, and VendEngine acquisitions, individually and in the aggregate, on our operating results, assets and liabilities is not material. The operating results of NIC are included in the Platform Technologies Segment. Revenues from NIC included in Tyler's results of operations totaled approximately $368.9 million and net income was approximately $37.2 million from the date of acquisition through December 31, 2021. In 2021, we incurred fees of approximately $23.5 million for financial advisory, legal, accounting, due diligence, valuation and other various services necessary to complete these acquisitions. The Company also incurred $1.6 million of expense related to a separation agreement with NIC's former Chief Executive Officer. These costs were expensed in 2021 and are included in general and administrative expense in the accompanying consolidated statements of income. As of December 31, 2022, the purchase price allocations for 2021 acquisitions are complete.

(3)PROPERTY AND EQUIPMENT, NET AND SOFTWARE DEVELOPMENT COSTS, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2022	2021
Land	—	$22,908	$22,523
Building and leasehold improvements	5-39	159,059	154,222
Computer equipment and purchased software	3-5	121,968	109,691
Furniture and fixtures	5	39,373	35,932
Transportation equipment	5	200	207
		343,508	322,575
Accumulated depreciation and amortization		(170,722)	(141,382)
Property and equipment, net		$172,786	$181,193
Depreciation expense was $29.5 million in 2022, $29.4 million in 2021, and $25.5 million in 2020.
We paid $4.5 million and $12.8 million for real estate and the expansion of existing facilities in 2022 and 2021, respectively.
Software development costs, net consists of the following at December 31:

	Useful Lives (years)	2022	2021
Software development costs	3-5	$59,904	$32,274
Accumulated amortization		(11,715)	(3,785)
Software development costs, net		$48,189	$28,489
Amortization expense for software development costs is recorded to cost of revenues and general and administrative expense. Amortization expense for software development costs recorded to cost of revenues was $6.5 million in 2022, $2.3 million in 2021, and no expense in 2020. Amortization expense for software development costs recorded to general and administrative expense was $1.4 million in 2022, no expense in 2021, and $1.2 million in 2020.

Estimated annual amortization expense related to software development costs:

2023	$11,038
2024	12,440
2025	11,236
2026	8,247
2027	3,924
Thereafter	1,304
$48,189
(4)GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2022 are as follows:

	Enterprise Software	Platform Technologies	Total
Balance as of 12/31/2020	$762,127	$76,301	$838,428
Goodwill acquired related to the purchase of NIC	—	1,446,868	1,446,868
Goodwill acquired related to the purchase of VendEngine	54,456	—	54,456
Goodwill acquired related to the purchase of other acquisitions	19,922	—	19,922
Balance as of 12/31/2021	836,505	1,523,169	2,359,674
Goodwill acquired related to the purchase of US eDirect	—	91,441	91,441
Goodwill acquired related to the purchase of Rapid	—	40,005	40,005
Purchase price adjustments related to the purchase of VendEngine	(204)	—	(204)
Purchase price adjustments related to the purchase of other acquisitions	(1,608)	—	(1,608)
Balance as of 12/31/2022	$834,693	$1,654,615	$2,489,308
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2022	2021
Gross carrying amount of other intangibles:
Customer related intangibles	$990,545	$949,844
Acquired software	456,137	433,800
Trade names	45,293	45,353
Leases acquired	5,037	5,037
	1,497,012	1,434,034
Accumulated amortization	(494,848)	(381,541)
Total other intangibles, net	$1,002,164	$1,052,493
Amortization expense for acquired software is recorded to cost of revenues. Amortization expense for customer related intangibles, trade names and leases acquired is recorded to amortization of other intangibles. Total amortization expense for other intangibles was $113.9 million in 2022, $90.8 million in 2021, and $53.9 million in 2020.

The amortization periods of other intangible assets is summarized in the following table:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$2,489,308	—	$—	$2,359,674	—	$—
Amortizable intangibles:
Customer related intangibles	$990,545	20 years	$209,501	$949,844	21 years	$157,077
Acquired software	456,137	5 years	260,642	433,800	7 years	208,451
Trade names	45,293	5 years	21,059	45,353	10 years	13,064
Leases acquired	5,037	9 years	3,646	5,037	9 years	2,949
Estimated annual amortization expense related to other intangibles:

2023	$105,284
2024	89,192
2025	88,423
2026	80,722
2027	78,626
Thereafter	559,917
$1,002,164
(5)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2022	2021
Accrued wages, bonuses and commissions	$73,745	$88,696
Other accrued liabilities	58,196	69,728
	$131,941	$158,424

(6)DEBT
The following table summarizes our total outstanding borrowings related to the 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	December 31, 2022	December 31, 2021
2021 Credit Agreement
Revolving credit facility	L + 1.50%	April 2026	$—	$—
Term Loan A-1	L + 1.50%	April 2026	290,000	585,000
Term Loan A-2	L + 1.25%	April 2024	105,000	170,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			995,000	1,355,000
Less: unamortized debt discount and debt issuance costs			(7,611)	(13,724)
Total borrowings, net			987,389	1,341,276

Less: current portion of debt			(30,000)	(30,000)
Carrying value			$957,389	$1,311,276

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
LIBOR, the London Inter-Bank Offered Rate, is currently anticipated to be phased out in June 2023 and is expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. In January 2023, we amended3 our 2021 Credit Agreement to replace the LIBOR reference rate with the SOFR reference rate. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.
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
The 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2022, we were in compliance with those covenants.
The carrying amount is the par value of the Revolving Credit Facility and Term Loans less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying consolidated statements of income.
3 The foregoing is a summary of the amended terms and conditions of the 2021 Credit Agreement and not a complete description of the Third Amendment to Credit Agreement, dated January 27,2023. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the Third Amendment to Credit Agreement attached to this Current Report on Form 10-K as Exhibit 4.2, which is incorporated by reference.

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
As of December 31, 2022, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
From and including September 15, 2025, holders of the Convertible Senior Notes may convert their Convertible Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle any conversions of the Convertible Senior Notes either entirely in cash or in a combination of cash and shares of our common stock, at our election. However, upon conversion of any Convertible Senior Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted.
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
Effective Interest
The weighted average interest rates for the borrowings under the 2021 Credit Agreement and Convertible Senior Notes due 2026 were 5.82% and 0.25%, as of December 31, 2022, respectively. During the twelve months ended December 31, 2022, the effective interest rates for our borrowings were 3.79% and 0.54% for the 2021 Credit Agreement and the Convertible Senior Notes, respectively. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying consolidated statements of income:

	Years Ended December 31,
	2022	2021	2020
Contractual interest expense - Revolving Credit Facility	$(1,267)	$(1,244)	$—
Contractual interest expense - Term Loans	(18,583)	(9,341)	—
Contractual interest expense - Convertible Senior Notes	(1,500)	(1,213)	—
Amortization of debt discount and debt issuance costs	(7,029)	(3,297)	—
Interest expense and amortization of debt issuance costs - terminated 2019 Credit Agreement and Senior Unsecured Bridge loan facility	—	(8,203)	(1,013)
Total	$(28,379)	$(23,298)	$(1,013)
As of December 31, 2022, we had one outstanding standalone letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the twelve months ended December 31, 2022, we repaid $360 million of the Term Loans under the 2021 Credit Agreement.
As of December 31, 2022, the required annual maturities related to the 2021 Credit Agreement and the Convertible Senior Notes due 2026 were as follows:

Year ending December 31,	Annual Maturities
2023	$30,000
2024	135,000
2025	30,000
2026	800,000
2027	—
Total required maturities	$995,000
(7)    FINANCIAL INSTRUMENTS
The following table presents our financial instruments:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$173,857	$309,171
Held-to-maturity investments	—	98,653
Available-for-sale investments	55,538	—
Equity investments	10,000	10,000
Total	$239,395	$417,824
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

Our available-for-sale securities were historically classified as held-to-maturity. Management determined that our investment portfolio would be transferred from held-to-maturity to available-for-sale, in order to have the flexibility to buy and sell investments and maximize cash liquidity for potential acquisitions or for debt repayments. Accordingly, our investment portfolio is now classified as available-for-sale as of December 31, 2022. Our available-for-sale investments primarily consist of investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets and statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of December 31, 2022, we have an accrued interest receivable balance of approximately $200,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the twelve months ended December 31, 2022, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	December 31, 2022	December 31, 2021
Amortized cost	$56,670	$—
Unrealized gains	16	—
Unrealized losses	(1,148)	—
Estimated fair value	$55,538	$—
As of December 31, 2022, we have $37.0 million of available-for-sale debt securities with contractual maturities of one year or less and $18.5 million with contractual maturities great than one year. As of December 31, 2022, 24 available-for-sale debt securities with a fair value of $25.8 million have been in a loss position for one year or less and 28 securities with a fair value of $23.1 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale or held-to-maturity investments:

	Years Ended December 31,
	2022	2021	2020
Proceeds from sales and maturities	$71,034	$131,449	$82,742
Realized losses on sales, net of tax	(79)	—	—
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

(8)    OTHER COMPREHENSIVE LOSS
The following tables present the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sales Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(46)	$—	$(46)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified to net income	—	—	—
Other comprehensive income (loss)	—	—	—
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(850)	—	(850)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	79	—	79
Other comprehensive loss	(798)	—	(798)
Balance as of December 31, 2022	$(844)	$—	$(844)
(9)FAIR VALUE MEASUREMENTS
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$55,538	$—	$55,538
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	288,302	—	288,302
Term Loan A-2	—	104,603	—	104,603
Convertible Senior Notes due 2026	—	560,910	—	560,910

Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments.

As of December 31, 2022, we have $55.5 million in investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As of December 31, 2022, we have an 18% interest in BFTR, LLC. The investment in common stock is accounted under the equity method because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values. Our investment is carried at cost less any impairment write-downs. Periodically, our equity method investments are assessed for impairment. We do not reassess the fair value of equity method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of our equity method investment for the periods presented. This investment is included in other non-current assets in the accompanying consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2022, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the period ended December 31, 2022.
Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our 2021 Credit Agreement would approximate book value as of December 31, 2022, because our interest rates reset approximately every 30 days or less.
The carrying amount of the Revolving Credit Facility and Term Loans is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying consolidated statements of income.
The fair value of our Convertible Senior Notes due 2026 is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. See Note 6, “Debt,” for further discussion.
The carrying amount of the Convertible Senior Notes is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in the accompanying consolidated statements of income.
The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes due 2026):

	Fair Value at December 31,		Carrying Value at December 31,
	2022	2021	2022	2021
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	288,302	580,515	288,302	580,515
Term Loan A-2	104,603	167,997	104,603	167,996
Convertible Notes due 2026	560,910	736,662	594,484	592,765
	$953,815	$1,485,174	$987,389	$1,341,276

(10)INCOME TAX
Income tax provision (benefit) on income from operations consists of the following:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$84,570	$7,591	$(10,538)
State	25,975	3,203	(1,304)
	110,545	10,794	(11,842)
Deferred	(87,192)	(13,271)	(7,936)
	$23,353	$(2,477)	$(19,778)
Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years Ended December 31,
	2022	2021	2020
Federal income tax expense at statutory rate	$39,395	$33,386	$36,759
State income tax, net of federal income tax benefit	9,197	5,594	6,677
Net operating loss carryback	(261)	3,391	(3,445)
Excess tax benefits of share-based compensation	(7,752)	(47,675)	(60,190)
Tax credits	(31,334)	(4,999)	(3,867)
Non-deductible business expenses	5,425	7,542	4,199
Uncertain tax positions	8,338	(425)	—
Other, net	345	709	89
	$23,353	$(2,477)	$(19,778)
In 2022, we completed a multi-year research and development tax credit study, which resulted in a $31.3 million research tax credit benefit.
The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2022	2021
Deferred income tax assets:
Capitalized research and experimental expenditures	$76,731	$—
Operating expenses not currently deductible	17,263	16,639
Stock option and other employee benefit plans	21,373	19,596
Loss and credit carryforwards	8,589	18,604
Deferred revenue	4,405	4,717
Other	289	—
Total deferred income tax assets	128,650	59,556
Valuation allowance	—	—
Total deferred income tax assets, net of valuation allowance	128,650	59,556

Deferred income tax liabilities:
Intangible assets	(256,818)	(266,827)
Property and equipment	(11,220)	(12,272)
Prepaid expenses	(9,503)	(8,542)
Total deferred income tax liabilities	(277,541)	(287,641)
Net deferred income tax liabilities	$(148,891)	$(228,085)
As of December 31, 2022, the capitalization and amortization requirements of research and experimental expenditures pursuant to the TCJA changes to Internal Revenue Code Section 174 resulted in a deferred tax asset of $76.7 million.

As of December 31, 2022, we had federal net operating loss carryforwards of approximately $22.9 million, after-tax state net operating loss carryforwards of approximately $1.6 million, and tax credit carryforwards of approximately $4.1 million. The federal net operating loss carryforward will begin to expire in 2037, if not utilized, and a portion of the state net operating loss and tax credit carryforwards begin expiring in 2033, if not utilized.

The acquired carryforwards are subject to an annual limitation but are expected to be realized. We believe it is more likely than not that all other deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
The following table provides a reconciliation of the gross unrecognized tax benefits from uncertain tax positions for the years ended December 31:

	2022	2021
Balance at beginning of period	$4,635	$1,929
Additions for tax positions of prior period	5,522	4,508
Reductions for tax positions of prior period	(170)	(10)
Additions for tax positions of current period	5,804	212
Settlements	—	—
Expiration of statutes of limitations	(1,160)	(2,004)
Balance at end of period	$14,631	$4,635
As of December 31, 2022, $1.9 million of the unrecognized tax benefits are reflected as a decrease in deferred income taxes and $12.7 million are included in other long-term liabilities in our consolidated balance sheets. The total amount of unrecognized tax benefits, net of federal income tax benefit of state taxes, if recognized, that would affect the effective tax rate is $13.9 million as of December 31, 2022, and $4.3 million and $1.9 million as of December 31, 2021, and 2020, respectively. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, we do not expect such increases or decreases to be material to the financial condition or results of operations.
We are subject to U.S. federal income tax, as well as income tax of multiple state, local and foreign jurisdictions. We are routinely subject to income tax examinations by these taxing jurisdictions, but we do not have a history of, nor do we expect any material adjustments as a result of these examinations. With few exceptions, major U.S. federal, state, local and foreign jurisdictions are no longer subject to examination for years before 2018. As of February 22, 2023, no significant adjustments have been proposed by any taxing jurisdiction.
We recognize interest and penalties related to uncertain tax positions as a component of income tax expense in the consolidated statements of income. Accrued interest and penalty amounts were not significant at December 31, 2022.
(11)SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	(33)	$(12,977)	(59)	$(15,484)
Stock option exercises	186	26,329	627	96,714	1,174	124,363
Employee stock plan purchases	49	16,651	35	13,158	40	10,912
Restricted stock units vested, net of withheld shares upon award settlement	176	(27,219)	147	(25,158)	76	(12,923)
Shares issued for acquisition	56	18,169	—	—	—	—
As of February 22, 2023, we had authorization from our board of directors to repurchase up to 2.3 million additional shares of our common stock.

(12)SHARE-BASED COMPENSATION
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
During fiscal year 2022, we granted stock awards under the 2018 Plan in the form of stock options, restricted stock units and performance share units. Stock options generally vest after three to six years of continuous service from the date of grant and have a contractual term of 10 years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.
As of December 31, 2022, there were 1.3 million shares available for future grants under the 2018 Plan from the 22.9 million shares previously approved by the shareholders.
Determining Fair Value of Stock Compensation
Valuation and Amortization Method. We estimate the fair value of stock option awards granted using the Black-Scholes option valuation model. For restricted stock unit and performance stock unit awards, we estimate fair value as market value on the date of grant. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
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
The following weighted average assumptions were used for options granted:

	Years Ended December 31,
	2022	2021	2020
Expected life (in years)	5.0	5.0	5.0
Expected volatility	28.3%	26.1%	27.0%
Risk-free interest rate	3.3%	1.0%	0.4%
Expected forfeiture rate	—%	—%	—%

Share-Based Award Activity
The following table summarizes restricted stock unit and performance stock unit activity during the periods presented (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2021	600	$355.43
Granted	240	374.16
Conversion of Unvested Restricted Stock Awards	—	—
Vested	(246)	316.10
Forfeited	(26)	392.35
Unvested at December 31, 2022	568	$376.07
Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,620	206.06
Granted	90	349.05
Exercised	(186)	141.54
Forfeited	(13)	292.50
Outstanding at December 31, 2022	1,511	$221.38	5	$175,246
Exercisable at December 31, 2022	1,249	$195.54	5	$167,620
We had unvested options to purchase approximately 267,000 shares with a weighted average grant date exercise price of $346.14 as of December 31, 2022, and unvested options to purchase approximately 445,000 shares with a weighted average grant date exercise price of $293.84 as of December 31, 2021.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2022	2021	2020
Weighted average grant-date fair value of stock options granted	$108.99	$113.18	$98.69
Total intrinsic value of stock options exercised	$43,160	$215,062	$292,394
Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the consolidated statements of income:

	Years Ended December 31,
	2022	2021	2020
Subscriptions, maintenance and professional services	$27,486	$23,705	$18,125
Sales and marketing expense	8,800	8,834	7,904
General and administrative expense	66,699	72,187	41,336
Total share-based compensation expense	102,985	104,726	67,365
Total tax benefit	(27,599)	(63,456)	(66,241)
Net decrease in net income	$75,386	$41,270	$1,124
As of December 31, 2022, we had $175.6 million of total unrecognized compensation cost related to unvested options and restricted stock units, net of expected forfeitures, which is expected to be amortized over a weighted average amortization period of 2.7 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2022, there were 576,000 shares available for future issuances under the ESPP from the 2.0 million shares previously approved by the stockholders.
(13)EARNINGS PER SHARE
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Years Ended December 31,
	2022	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$164,240	$161,458	$194,820
Denominator:
Weighted-average basic common shares outstanding	41,544	40,848	40,035
Assumed conversion of dilutive securities:
Stock awards	855	1,382	1,491
Convertible Senior Notes	—	14	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,399	42,244	41,526
Earnings per common share:
Basic	$3.95	$3.95	$4.87
Diluted	$3.87	$3.82	$4.69
Share-based awards representing the right to purchase common stock of 372,000 shares in 2022, 117,000 shares in 2021, and 132,000 shares in 2020, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes due 2026 on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the twelve months ended December 31, 2022, as their effect would be antidilutive given none of the conversion features have been triggered. See Note 6, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.
(14)    LEASES
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to 12 years. Some of these leases include options to extend for up to six years. We have no finance leases and no related party lease agreements as of December 31, 2022. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the consolidated balance sheets. During 2022, we incurred lease restructuring costs, resulting in an additional $1.7 million of operating lease costs.
The components of operating lease expense were as follows:

Lease Costs	Years ended December 31,
	2022	2021	2020
Operating lease cost	$14,743	$11,095	$6,524
Short-term lease cost	2,166	2,308	1,940
Variable lease cost	1,047	1,659	1,760
Net lease cost	$17,956	$15,062	$10,224

Supplemental information related to leases is as follows:

Other Information	Years ended December 31,
	2022	2021
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13,562	$11,432

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$25,171	$20,140

Lease term and discount rate:
Weighted average remaining lease term (years)	7	6
Weighted average discount rate	1.57%	1.81%
As of December 31, 2022, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2023	$11,054
2024	10,878
2025	8,942
2026	7,022
2027	5,943
Thereafter	17,876
Total lease payments	61,715
Less: Interest	(2,930)
Present value of operating lease liabilities	$58,785
Rental Income from third parties
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2023 and 2027, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants was $1.7 million in 2022, $1.2 million in 2021, and $1.1 million in 2020. Rental income is included in hardware and other revenue on the consolidated statements of income. Future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2023	$1,881
2024	1,904
2025	1,363
2026	408
2027	131
Thereafter	—
Total	$5,687
As of December 31, 2022, we had no additional significant operating or finance leases that had not yet commenced.

(15)EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. Eligible employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $17.5 million in 2022, $15.6 million in 2021, and $12.7 million in 2020.
(16)COMMITMENTS AND CONTINGENCIES
Litigation
During the first quarter 2022, the Company received a notice of termination for convenience for professional services under a contractual arrangement with a state client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience. As of December 31, the total exposure in our financial statements included the remaining balance of net billed accounts receivable for licenses and services rendered under the contract of approximately $12 million.
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
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2022, the remaining aggregate minimum purchase commitment under these arrangements was approximately $264 million through 2028. Future minimum payments related to purchase commitments based on contractual agreements is as follows:

Year ending December 31,	Amount
2023	$41,210
2024	41,862
2025	39,730
2026	42,681
2027	42,734
Thereafter	56,245
Total	$264,462
(17)SEGMENT AND RELATED INFORMATION
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
•development platform solutions including case management and business process management; and
•digital government and payments solutions.

In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education; planning, regulatory and maintenance; courts and justice; public safety; data and insights; appraisal and tax software solutions; land and vital records management software solutions; and property appraisal services. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows such as digital government and payments solutions and development platform solutions.
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
As of January 1, 2022, the appraisal and tax software solutions, land and vital records management software solutions, and property appraisal service business unit, which was previously reported in the Appraisal & Tax ("A&T") reportable segment, was moved to the ES reportable segment. The digital government and payments solutions, which was previously reported in the NIC reportable segment, and development platform solutions moved to the PT reportable segment to reflect changes in the way in which management makes operating decisions, allocates resources, and manages the growth and profitability of the Company. As a result of the changes in our reportable segments, the former A&T and NIC reportable segments are no longer considered separate segments. Prior periods amounts for the ES and PT reportable segments have been adjusted to reflect the segment change.
Segment assets primarily consist of net accounts receivable, prepaid expenses and other current assets and net property and equipment, and software development costs. Corporate assets primarily consist of cash and investments, prepaid insurance, intangibles associated with acquisitions, deferred income taxes and net property and equipment mainly related to unallocated information and technology assets.
The ES segment capital expenditures included $3.6 million in 2022 and $12.8 million in 2021 for the expansion of existing buildings and purchases of buildings. The PT segment had $863,000 capital expenditures in 2022 and had no capital expenditures in 2021 for the expansion of existing buildings.

For the year ended December 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions	$526,323	$485,981	$—	$1,012,304
Maintenance	444,143	24,312	—	468,455
Professional services	170,462	72,655	—	243,117
Software licenses and royalties	55,158	4,248	—	59,406
Appraisal services	34,508	—	—	34,508
Hardware and other	26,592	—	5,822	32,414
Intercompany	21,636	—	(21,636)	—
Total revenues	$1,278,822	$587,196	$(15,814)	$1,850,204
Depreciation and amortization expense	55,389	84,609	19,074	159,072
Segment operating income	418,776	123,291	(214,263)	327,804
Software development expenditures	3,790	14,581	9,251	27,622
Capital expenditures	8,972	6,845	6,712	22,529
Segment assets	$636,377	$362,610	$3,688,430	$4,687,417

For the year ended December 31, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions	$425,078	$359,357	$—	$784,435
Maintenance	439,589	34,698	—	474,287
Professional services	165,396	43,995	—	209,391
Software licenses and royalties	66,816	7,636	—	74,452
Appraisal services	27,788	—	—	27,788
Hardware and other	18,876	31	3,027	21,934
Intercompany	22,033	—	(22,033)	—
Total revenues	$1,165,576	$445,717	$(19,006)	$1,592,287
Depreciation and amortization expense	54,011	55,539	26,074	135,624
Segment operating income	401,382	92,582	(222,779)	271,185
Software development expenditures	3,504	12,332	5,857	21,693
Capital expenditures	19,213	3,696	11,010	33,919
Segment assets	$601,390	$359,919	$3,770,852	$4,732,161

For the year ended December 31, 2020	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions	$339,842	$10,806	$—	$350,648
Maintenance	427,813	39,700	—	467,513
Professional services	165,022	21,387	—	186,409
Software licenses and royalties	67,979	5,185	—	73,164
Appraisal services	21,127	—	—	21,127
Hardware and other	17,755	36	11	17,802
Intercompany	19,131	—	(19,131)	—
Total revenues	$1,058,669	$77,114	$(19,120)	$1,116,663
Depreciation and amortization expense	52,715	15,717	13,225	81,657
Segment operating income	355,679	15,569	(144,698)	226,550
Software development expenditures	—	5,776	—	5,776
Capital expenditures	14,246	652	7,792	22,690
Segment assets	$561,324	$57,420	$1,988,530	$2,607,274

Reconciliation of reportable segment operating income to the Company's consolidated totals:	Years Ended December 31,
	2022	2021	2020
Total segment operating income	$327,804	$271,185	$226,550
Amortization of acquired software	(52,192)	(45,601)	(31,962)
Amortization of other intangibles	(61,363)	(44,849)	(21,662)
Interest expense	(28,379)	(23,298)	(1,013)
Other income, net	1,723	1,544	3,129
Income before income taxes	$187,593	$158,981	$175,042

(18)    DISAGGREGATION OF REVENUE
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the year ended December 31, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Subscriptions	$—	$1,012,304	$1,012,304
Maintenance	—	468,455	468,455
Professional services	—	243,117	243,117
Software licenses and royalties	50,302	9,104	59,406
Appraisal services	—	34,508	34,508
Hardware and other	32,414	—	32,414
Total	$82,716	$1,767,488	$1,850,204

For the year ended December 31, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Subscriptions	$—	$784,435	$784,435
Maintenance	—	474,287	474,287
Professional services	—	209,391	209,391
Software licenses and royalties	62,847	11,605	74,452
Appraisal services	—	27,788	27,788
Hardware and other	21,934	—	21,934
Total	$84,781	$1,507,506	$1,592,287

For the year ended December 31, 2020	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Subscriptions	$—	$350,648	$350,648
Maintenance	—	467,513	467,513
Professional services	—	186,409	186,409
Software licenses and royalties	62,029	11,135	73,164
Appraisal services	—	21,127	21,127
Hardware and other	17,802	—	17,802
Total	$79,831	$1,036,832	$1,116,663

Recurring Revenues
The majority of our revenue is comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements and transaction-based fees, which relate to digital government services, e-filing transactions, and payment processing. Total subscriptions revenue derived from transaction-based fees included in total recurring revenues was $600.8 million, $454.8 million, and $91.0 million, respectively, for the twelve months ended December 31, 2022, 2021, and 2020, respectively. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of three to five years. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenues. That maintenance and support is generally provided under annual, or in some cases, multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the year ended December 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$970,466	$510,293	$—	$1,480,759
Non-recurring revenues	286,720	76,903	5,822	369,445
Intercompany	21,636	—	(21,636)	—
Total revenues	$1,278,822	$587,196	$(15,814)	$1,850,204

For the year ended December 31, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$864,667	$394,055	$—	$1,258,722
Non-recurring revenues	278,876	51,662	3,027	333,565
Intercompany	22,033	—	(22,033)	—
Total revenues	$1,165,576	$445,717	$(19,006)	$1,592,287

For the year ended December 31, 2020	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$767,655	$50,506	$—	$818,161
Non-recurring revenues	271,883	26,608	11	298,502
Intercompany	19,131	—	(19,131)	—
Total revenues	$1,058,669	$77,114	$(19,120)	$1,116,663
(19)    DEFERRED REVENUE AND PERFORMANCE OBLIGATIONS
Total deferred revenue, including long-term, by segment is as follows:

	December 31, 2022	December 31, 2021
Enterprise Software	$533,902	$479,048
Platform Technologies	33,691	29,705
Corporate	2,982	1,814
Totals	$570,575	$510,567
Changes in total deferred revenue, including long-term, were as follows:

2022
Balance at beginning of year	$510,567
Deferral of revenue	1,267,937
Recognition of deferred revenue	(1,207,929)
Balance at end of year	$570,575

Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of December 31, 2022 was $1.89 billion, of which we expect to recognize approximately 47% as revenue over the next 12 months and the remainder thereafter.

(20)    DEFERRED COMMISSIONS
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $43.8 million and $38.1 million as of December 31, 2022 and 2021, respectively. Amortization expense was $15.4 million, $13.4 million, and $11.9 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of income.
(21)    SUBSEQUENT EVENTS
There have been no material events or transactions that occurred subsequent to December 31, 2022.