Form 10-Q
period 2023-03-31
TYLER TECHNOLOGIES INC
filed 2023-04-26
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on April 25, 2023 was 41,925,317.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Subscriptions	$280,465	$245,443
Maintenance	115,130	117,029
Professional services	60,929	70,015
Software licenses and royalties	10,130	16,506
Hardware and other	5,199	7,115
Total revenues	471,853	456,108

Cost of revenues:
Subscriptions, maintenance, and professional services	252,415	242,832
Software licenses and royalties	2,313	1,445
Amortization of software development	2,588	1,164
Amortization of acquired software	8,920	13,221
Hardware and other	5,780	5,028
Total cost of revenues	272,016	263,690

Gross profit	199,837	192,418

Sales and marketing expense	37,103	35,206
General and administrative expense	72,360	62,689
Research and development expense	26,987	23,941
Amortization of other intangibles	18,407	14,714

Operating income	44,980	55,868

Interest expense	(7,684)	(4,804)
Other income, net	1,246	364
Income before income taxes	38,542	51,428
Income tax provision (benefit)	7,667	11,444
Net income	$30,875	$39,984

Earnings per common share:
Basic	$0.74	$0.97
Diluted	$0.73	$0.94
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$30,875	$39,984
Other comprehensive income (loss), net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gains (losses) on available for sale securities during the period	94	(629)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	(27)
Reclassification adjustment for net gain on sale of available for sale securities, included in net income	—	(41)
Other comprehensive income (loss), net of tax	94	(697)
Comprehensive income	$30,969	$39,287
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$130,845	$173,857
Accounts receivable (less allowance for losses and sales adjustments of $14,767 in 2023 and $14,761 in 2022)	508,683	577,257
Short-term investments	28,810	37,030
Prepaid expenses	70,587	50,859
Other current assets	6,738	8,239
Total current assets	745,663	847,242
Accounts receivable, long-term	9,282	8,271
Operating lease right-of-use assets	48,627	50,989
Property and equipment, net	167,683	172,786
Other assets:
Software development costs, net	54,565	48,189
Goodwill	2,489,084	2,489,308
Other intangibles, net	976,359	1,002,164
Non-current investments	14,544	18,508
Other non-current assets	49,828	49,960
	$4,555,635	$4,687,417
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$122,361	$104,813
Accrued liabilities	104,522	131,941
Operating lease liabilities	11,413	10,736
Current income tax payable	69,337	43,667
Deferred revenue	497,395	568,538
Current portion of term loans	30,000	30,000
Total current liabilities	835,028	889,695
Term loans, net	243,603	362,905
Convertible senior notes due 2026, net	594,914	594,484
Deferred revenue, long-term	1,600	2,037
Deferred income taxes	130,367	148,891
Operating lease liabilities, long-term	46,567	48,049
Other long-term liabilities	17,423	16,967
Total liabilities	1,869,502	2,063,028
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2023 and December 31, 2022	481	481
Additional paid-in capital	1,239,945	1,209,725
Accumulated other comprehensive loss, net of tax	(750)	(844)
Retained earnings	1,468,729	1,437,854
Treasury stock, at cost; 6,243,409 and 6,364,991 shares in 2023 and 2022, respectively	(22,272)	(22,827)
Total shareholders' equity	2,686,133	2,624,389
	$4,555,635	$4,687,417
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$30,875	$39,984
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,112	38,149
Gains from sale of investments	—	(55)
Share-based compensation expense	27,896	25,279
Amortization of operating lease right-of-use assets	3,804	3,082
Deferred income tax benefit	(18,556)	(9,438)
Other	499	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	77,563	20,637
Income tax payable	25,670	19,512
Prepaid expenses and other current assets	(18,381)	(5,481)
Accounts payable	17,547	6,294
Operating lease liabilities	(2,246)	(3,071)
Accrued liabilities	(36,951)	(30,642)
Deferred revenue	(71,579)	(56,551)
Other long-term liabilities	456	5,842
Net cash provided by operating activities	74,709	53,541

Cash flows from investing activities:
Additions to property and equipment	(2,020)	(4,579)
Purchase of marketable security investments	(10,617)	(4,592)
Proceeds and maturities from marketable security investments	22,975	22,672
Investment in software development	(9,079)	(7,947)
Cost of acquisitions, net of cash acquired	(1,875)	(116,698)
Other	16	(29)
Net cash used by investing activities	(600)	(111,173)

Cash flows from financing activities:
Payment on term loans	(120,000)	(20,000)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award	(158)	8,045
Contributions from employee stock purchase plan	3,037	3,678
Net cash used by financing activities	(117,121)	(8,277)

Net decrease in cash and cash equivalents	(43,012)	(65,909)
Cash and cash equivalents at beginning of period	173,857	309,171
Cash and cash equivalents at end of period	$130,845	$243,262
See accompanying notes.

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$6,784	$4,059
Cash paid (received) for income taxes, net	(548)	393
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$201	$464

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
Net income	—	—	—	—	30,875	—	—	30,875
Other comprehensive gain, net of tax	—	—	—	94	—	—	—	94
Exercise of stock options and vesting of restricted stock units	—	—	(668)	—	—	136	8,802	8,134
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(26)	(8,292)	(8,292)
Stock compensation	—	—	27,896	—	—	—	—	27,896
Issuance of shares pursuant to employee stock purchase plan	—	—	2,992	—	—	11	45	3,037
Balance at March 31, 2023	48,148	$481	$1,239,945	$(750)	$1,468,729	(6,244)	$(22,272)	$2,686,133

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	$2,324,032
Net income	—	—	—	—	39,984	—	—	39,984
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(697)	—	—	—	(697)
Exercise of stock options and vesting of restricted stock units	—	—	(5,609)	—	—	157	13,654	8,045
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(29)	(12,587)	(12,587)
Stock compensation	—	—	25,279	—	—	—	—	25,279
Issuance of shares pursuant to employee stock purchase plan	—	—	3,613	—	—	8	65	3,678
Balance at March 31, 2022	48,148	$481	$1,098,933	$(743)	$1,313,598	(6,697)	$(24,535)	$2,387,734

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2023, and December 31, 2022, and operating result amounts are for the three months ended March 31, 2023, and 2022, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2022. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation. As of January 1, 2023, we have elected to no longer report the appraisal services revenue and related costs as separate categories in the statement of income due to less significance on our overall operating results. Therefore, we have combined the appraisal services revenue category with the professional services revenue category; and the related cost of revenue category for appraisal services is now combined with the cost of revenue category related to subscriptions, maintenance and professional services on the condensed consolidated statements of income for all reporting periods presented.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three months ended March 31, 2023, we had approximately $94,000 of other comprehensive gain, net of taxes, from our available-for-sale investment holdings and $697,000 of other comprehensive loss during the three months ended March 31, 2022.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023, that have had a material impact on our condensed consolidated financial statements and related notes. See Recently Adopted Accounting Pronouncements below.
REVENUE RECOGNITION
Nature of Products and Services
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We earn the majority of our revenues from subscription-based services and post-contract customer support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

Subscriptions revenue consists of revenue derived from our software as a service ("SaaS") arrangements and transaction-based fees primarily related to digital government services and payment processing. We also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices. E-filing revenue is derived from transaction fees and fixed fee arrangements. For transaction-based fees, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
Other software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. For arrangements that involve significant production, modification, or customization of the software, or where professional services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the customer over time using progress-to-completion methods. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred, or value added. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Revenue is recognized net of allowances for sales adjustments and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Refer to Note 4, “Disaggregation of Revenue,” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenue and cash flows of our various revenue categories.
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
At March 31, 2023, and December 31, 2022, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $518.0 million and $585.5 million, respectively. We have recorded unbilled receivables of $131.4 million and $135.4 million at March 31, 2023 and December 31, 2022, respectively. Included in unbilled receivables are retention receivables of $8.2 million and $8.6 million at March 31, 2023 and December 31, 2022, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $14.8 million at March 31, 2023 and December 31, 2022, does not include provisions for credit losses. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
There were no new not yet adopted accounting pronouncements currently issued that would affect the Company or have a material impact on its consolidated financial position or results of operations in future periods.
(3)    Segment and Related Information
We provide integrated information management solutions and services for the public sector.
We provide our software systems and related professional services through six business units, which focus on the following products:
•financial management, education and planning, regulatory, and maintenance software solutions;
•financial management, municipal courts, planning, regulatory, and maintenance software solutions;
•courts and justice and public safety software solutions;
•property and recording solutions;
•platform solutions including case management and business process management; and
•digital solutions including payments and government services.
In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education; planning, regulatory and maintenance; courts and justice; public safety; and property and recording solutions. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows such as platform solutions and digital solutions.
We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense, and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating loss also includes revenues and expenses related to a company-wide user conference.

For the three months ended March 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$111,042	$15,553	$—	$126,595
Transaction-based fees	37,372	116,498	—	153,870
Maintenance	110,081	5,049	—	115,130
Professional services	51,499	9,430	—	60,929
Software licenses and royalties	8,068	2,062	—	10,130
Hardware and other	5,199	—	—	5,199
Intercompany	5,083	—	(5,083)	—
Total revenues	$328,344	$148,592	$(5,083)	$471,853
Segment operating income (loss)	$99,980	$29,537	$(57,210)	$72,307

For the three months ended March 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$90,771	$11,011	$—	$101,782
Transaction-based fees	29,545	114,116	—	143,661
Maintenance	110,695	6,334	—	117,029
Professional services	51,167	18,848	—	70,015
Software licenses and royalties	16,105	401	—	16,506
Hardware and other	7,115	—	—	7,115
Intercompany	5,589	—	(5,589)	—
Total revenues	$310,987	$150,710	$(5,589)	$456,108
Segment operating income (loss)	$106,529	$30,733	$(53,459)	$83,803

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2023	2022
Total segment operating income	$72,307	$83,803
Amortization of acquired software	(8,920)	(13,221)
Amortization of other intangibles	(18,407)	(14,714)
Interest expense	(7,684)	(4,804)
Other income, net	1,246	364
Income before income taxes	$38,542	$51,428
(4)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended March 31, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$126,595	$126,595
Transaction-based fees	—	153,870	153,870
Maintenance	—	115,130	115,130
Professional services	—	60,929	60,929
Software licenses and royalties	9,281	849	10,130
Hardware and other	5,199	—	5,199
Total	$14,480	$457,373	$471,853

For the three months ended March 31, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$101,782	$101,782
Transaction-based fees	—	143,661	143,661
Maintenance	—	117,029	117,029
Professional services	—	70,015	70,015
Software licenses and royalties	14,069	2,437	16,506
Hardware and other	7,115	—	7,115
Total	$21,184	$434,924	$456,108
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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$258,495	$137,100	$—	$395,595
Non-recurring revenues	64,766	11,492	—	76,258
Intercompany	5,083	—	(5,083)	—
Total revenues	$328,344	$148,592	$(5,083)	$471,853

For the three months ended March 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$231,011	$131,461	$—	$362,472
Non-recurring revenues	74,387	19,249	—	93,636
Intercompany	5,589	—	(5,589)	—
Total revenues	$310,987	$150,710	$(5,589)	$456,108
(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2023	December 31, 2022
Enterprise Software	$462,043	$533,902
Platform Technologies	29,776	33,691
Corporate	7,176	2,982
Totals	$498,995	$570,575

Changes in total deferred revenue, including long-term, were as follows:

Three months ended March 31, 2023
Balance as of December 31, 2022	$570,575
Deferral of revenue	256,257
Recognition of deferred revenue	(327,837)
Balance as of March 31, 2023	$498,995
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of March 31, 2023, was $1.85 billion, of which we expect to recognize approximately 46% as revenue over the next 12 months and the remainder thereafter.
(6)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $44.3 million and $43.8 million as of March 31, 2023, and December 31, 2022, respectively. Amortization expense was $4.3 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
On October 31, 2022, we acquired Rapid Financial Solutions, LLC (Rapid), a provider of reliable, scalable, and secure payments with best-in-class card issuance and digital disbursement capabilities. The total purchase price, net of cash acquired of $2.2 million, was approximately $67.4 million, consisting of $51.5 million paid in cash and $18.2 million of common stock.
We have performed a preliminary valuation analysis of the fair market value of Rapid’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $12.9 million and assumed liabilities of approximately $10.6 million. In the first quarter of 2023, we recorded $10.0 million for assumed liabilities related to litigation outstanding at the time of acquisition as the amount became probable and estimable and a related $10.0 million indemnification receivable from escrowed amounts established at acquisition. We recorded goodwill of approximately $40.0 million, all of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $27.6 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The $27.6 million of intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 10 years.
The operating results of Rapid are included with the operating results of the Platform Technologies segment since its date of acquisition and the impact of this acquisition on our operating results, assets, and liabilities is not material.
As of March 31, 2023, the purchase price allocation for Rapid is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of March 31, 2023, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(8)    Debt
The following table summarizes our total outstanding borrowings related to the 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	March 31, 2023	December 31, 2022
2021 Credit Agreement
Revolving credit facility	S + 1.50%	April 2026	$—	$—
Term Loan A-1	S + 1.50%	April 2026	250,000	290,000
Term Loan A-2	S + 1.25%	April 2024	25,000	105,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			875,000	995,000
Less: unamortized debt discount and debt issuance costs			(6,483)	(7,611)
Total borrowings, net			868,517	987,389

Less: current portion of debt			(30,000)	(30,000)
Carrying value			$838,517	$957,389
2021 Credit Agreement
In connection with the completion of the acquisition of NIC on April 21, 2021, we, as borrower, entered into a new $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the 2021 Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the 2021 Credit Agreement.
On January 28, 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate.
In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, currently 0.25% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio.
The amended 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of March 31, 2023, we were in compliance with those covenants.
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
As of March 31, 2023, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest
The weighted average interest rates for the borrowings under the 2021 Credit Agreement and Convertible Senior Notes due 2026 were 6.38% and 0.25%, as of March 31, 2023, respectively. During the three months ended March 31, 2023, the effective interest rates for our borrowings were 6.98% and 0.54% for the 2021 Credit Agreement and the Convertible Senior Notes, respectively. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended March 31,
	2023	2022
Contractual interest expense - Revolving Credit Facility	$(313)	$(313)
Contractual interest expense - Term Loans	(5,641)	(2,994)
Contractual interest expense - Convertible Senior Notes	(375)	(375)
Amortization of debt discount and debt issuance costs	(1,355)	(1,122)
Total	$(7,684)	$(4,804)
As of March 31, 2023, we had one outstanding standalone letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the three months ended March 31, 2023, we repaid $120.0 million of the Term Loans under the 2021 Credit Agreement.
(9)    Financial Instruments
The following table presents our financial instruments:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$130,845	$173,857
Available-for-sale investments	43,354	55,538
Equity investments	10,000	10,000
Total	$184,199	$239,395
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
As of March 31, 2023, we have an accrued interest receivable balance of approximately $202,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three months ended March 31, 2023, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	March 31, 2023	December 31, 2022
Amortized cost	$44,360	$56,670
Unrealized gains	2	16
Unrealized losses	(1,008)	(1,148)
Estimated fair value	$43,354	$55,538
As of March 31, 2023, we have $28.8 million of available-for-sale debt securities with contractual maturities of one year or less and $14.5 million with contractual maturities great than one year. As of March 31, 2023, 13 available-for-sale debt securities with a fair value of $11.6 million have been in a loss position for one year or less and 30 securities with a fair value of $24.1 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales and maturities	$22,975	$22,672
Realized gains on sales, net of tax	—	41
Our equity investments consist of an 18% interest in BFTR, LLC., a wholly owned subsidiary of Bison Capital Partners V L.P. BFTR, LLC is a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in common stock is carried at cost less any impairment write-downs because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values.
(10)    Other Comprehensive Income (Loss)
The following table presents the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(844)	$—	$(844)
Other comprehensive income before reclassifications	94	—	94
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net (gain) loss on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive income	94	—	94
Balance as of March 31, 2023	$(750)	$—	$(750)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(629)	—	(629)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net gain on sale of available-for-sale securities, included in net income	(41)	—	(41)
Other comprehensive loss	(697)	—	(697)
Balance as of March 31, 2022	$(743)	$—	$(743)

(11)    Fair Value
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$43,354	$—	$—	$43,354
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	248,679	—	248,679
Term Loan A-2	—	24,924	—	24,924
Convertible Senior Notes due 2026	—	576,714	—	576,714
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivable, accounts payable, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of March 31, 2023, we have $43.4 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 1 as they are based on inputs from unadjusted quoted prices that are available in active markets for identical assets or liabilities.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As of March 31, 2023, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2022, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the period ended March 31, 2023.

Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our amended 2021 Credit Agreement would approximate book value as of March 31, 2023, because our interest rates reset approximately every 30 days or less.
The carrying amount of the Revolving Credit Facility and Term Loans is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying condensed consolidated statements of income.
The fair value of our Convertible Senior Notes due 2026 is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. See Note 8, “Debt,” for further discussion.
The carrying amount of the Convertible Senior Notes due 2026 is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in the accompanying condensed consolidated statements of income.
The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes due 2026):

	Fair Value at		Carrying Value at
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	248,679	288,302	248,679	288,302
Term Loan A-2	24,924	104,603	24,924	104,603
Convertible Senior Notes due 2026	576,714	560,910	594,914	594,484
	$850,317	$953,815	$868,517	$987,389
(12)    Income Tax Provision
We had an effective income tax rate of 19.9% for the three months ended March 31, 2023, compared to 22.3% for the three months ended March 31, 2022. The decrease in the effective tax rate for the three months ended March 31, 2023, as compared to the prior period, was principally driven by an increase in research tax credit benefits, offset by a decrease in excess tax benefits related to stock incentive awards and liabilities for uncertain tax positions.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to the tax benefits of research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible expenses.
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. The requirement temporarily increases our U.S. federal and state cash tax payments and reduces cash flows in fiscal year 2023 and future years until the amortization deduction normalizes. Subsequent to March 31, 2023, we have paid approximately $66.9 million of income taxes related to Section 174.
(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended March 31,
	2023	2022
Subscriptions, maintenance, and professional services	$6,342	$6,772
Sales and marketing expense	2,393	2,140
General and administrative expense	19,161	16,367
Total share-based compensation expense	$27,896	$25,279

(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$30,875	$39,984
Denominator:
Weighted-average basic common shares outstanding	41,832	41,364
Assumed conversion of dilutive securities:
Stock awards	674	1,079
Convertible Senior Notes	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,506	42,443
Earnings per common share:
Basic	$0.74	$0.97
Diluted	$0.73	$0.94
For the three months ended March 31, 2023, and 2022, stock awards, representing the right to purchase common stock of approximately 501,000 shares and 215,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes due 2026 on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three months ended March 31, 2023, and 2022, as their effect would be antidilutive given none of the conversion features have been triggered. See Note 8, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.
(15)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with original maturities between one to 12 years. Some of these leases include options to extend for up to six years. We have no finance leases and no related party lease agreements as of March 31, 2023. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets. During the three months ended March 31, 2023, we incurred lease restructuring costs, resulting in an additional $1.4 million of operating lease costs.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended March 31,
	2023	2022
Operating lease cost	$4,391	$3,422
Short-term lease cost	523	506
Variable lease cost	320	370
Net lease cost	$5,234	$4,298

Supplemental information related to leases is as follows:

Other Information	Three Months Ended March 31,
	2023	2022
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2,510	$3,613

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$1,406	$4,980

Lease term and discount rate:
Weighted average remaining lease term (years)	7.1	5.4
Weighted average discount rate	1.59%	1.72%
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
Rental income from third-party tenants for the three months ended March 31, 2023 totaled $466,000 and for the three months ended March 31, 2022 totaled $305,000. Rental income is included in hardware and other revenue in the condensed consolidated statements of income. As of March 31, 2023, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2023 (Remaining)	$1,412
2024	1,906
2025	1,363
2026	408
2027	131
Thereafter	—
Total	$5,220
(16)    Commitments and Contingencies
Litigation
During the first quarter of 2022, we received a notice of termination for convenience for under a contractual arrangement with a state client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience.
The client was unresponsive to our outreach for several months. On August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.

Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $254 million through 2028.
(17)    Subsequent Events
There have been no material events or transactions that occurred subsequent to March 31, 2023.

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
GENERAL
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. We provide subscription-based services such as software as a service (“SaaS”), transaction-based services primarily related to digital government services and online payment processing, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. In addition, we provide professional services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
We provide our software systems and related professional services through six business units, which focus on the following products:
•financial management, education and planning, regulatory, and maintenance software solutions;
•financial management, municipal courts, planning, regulatory, and maintenance software solutions;
•courts and justice and public safety software solutions;
•property and recording solutions;
•platform solutions including case management and business process management; and
•digital solutions including payments and government services.
In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: financial management and education; planning, regulatory and maintenance; courts and justice; public safety; and property and recording solutions. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to perform transaction processing, streamline data processing, and improve operations and workflows such as platform solutions and digital solutions.

We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense, and income taxes. Segment operating income includes intercompany transactions. The majority of intercompany transactions relate to contracts involving more than one unit and are valued based on the contractual arrangement. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating loss also includes revenues and expenses related to a company-wide user conference.
See Note 3, "Segment and Related Information," in the notes to the financial statements for additional information.
Recent Acquisitions
On October 31, 2022, we acquired Rapid Financial Solutions, LLC (Rapid), a provider of reliable, scalable, and secure payments with best-in-class card issuance and digital disbursement capabilities. On February 8, 2022, we acquired US eDirect Inc. (US eDirect), a leading provider of technology solutions for campground and outdoor recreation management. US eDirect and Rapid are operated as a part of the digital solutions business unit and the results of US eDirect and Rapid from their respective dates of acquisition are included with the operating results of the PT segment.
Operating Results
For the three months ended March 31, 2023, total revenues increased 3.5%, compared to the prior period. Excluding the 2023 incremental impact of recent acquisitions, revenues increased 2.1% for the three months ended March 31, 2023, compared to the prior period.
Subscriptions revenue grew 14.3% for the three months ended March 31, 2023, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and online payment services, offset by the decline in COVID pandemic related transaction-based revenue. Excluding the impact of recent acquisitions, subscriptions revenue increased 11.7% for the three months ended March 31, 2023, compared to the prior period. Subscriptions revenue from recent acquisitions contributed 2.6% for the three months ended March 31, 2023.
Our backlog as of March 31, 2023, was $1.85 billion, a 5.1% increase from last year.
Our total employee count increased to 7,229 at March 31, 2023, including 50 employees who joined us through acquisitions completed since March 31, 2022, from 6,959 at March 31, 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, amortization and potential impairment of intangible assets and goodwill, and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2022.
Reclassifications
As of January 1, 2023, we have elected to no longer report the appraisal services revenue and related costs as separate categories in the statement of income due to less significance on our overall operating results. Therefore, we have combined the appraisal services revenue category with the professional services revenue category; and the related cost of revenue category for appraisal services is now combined with the cost of revenue category related to subscriptions, maintenance, and professional services on the condensed consolidated statements of income for all reporting periods presented.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended March 31,
	2023	2022
Revenues:
Subscriptions	59.4%	53.8%
Maintenance	24.4	25.7
Professional services	12.9	15.4
Software licenses and royalties	2.1	3.6
Hardware and other	1.2	1.5
Total revenues	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	53.5	53.2
Software licenses, royalties, and amortization of acquired software	2.4	3.2
Amortization of software development	0.5	0.3
Hardware and other	1.2	1.2
Sales and marketing expense	7.9	7.7
General and administrative expense	15.3	13.8
Research and development expense	5.7	5.2
Amortization of customer and trade name intangibles	4.0	3.2
Operating income	9.5	12.2
Interest expense	(1.6)	(1.1)
Other income, net	0.3	0.1
Income before income taxes	8.2	11.2
Income tax (benefit) provision	1.7	2.4
Net income	6.5%	8.8%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three months ended March 31($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
ES	$148,414	$120,316	$28,098	23%
PT	132,051	125,127	6,924	6
Total subscriptions revenue	$280,465	$245,443	$35,022	14%

Less: Revenue from recent acquisitions[1]	(6,249)	—	(6,249)
Total subscriptions revenue excluding acquisitions	$274,216	$245,443	$28,773	12%
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
______________________________________
1Excludes the 2023 incremental impact as a result of not having the recent acquisition for a full fiscal year.

Subscriptions revenue grew 14% for the three months ended March 31, 2023, compared to the prior period. Excluding the incremental impact of recent acquisitions, subscriptions revenue increased 12%. New SaaS clients as well as existing clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ended March 31, 2023, we added 145 new SaaS clients and 73 existing clients elected to convert to our SaaS model. Our mix of new software contract value for the three months ended March 31, 2023, was approximately 13% perpetual software license arrangements and approximately 87% subscription-based arrangements compared to total new contract value mix in 2022 of approximately 20% perpetual software license arrangements and approximately 80% subscription-based arrangements.
Total subscriptions revenue derived from transaction-based fees was $153.9 million and $143.7 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $10.2 million, or 7.1% is attributable to growth in transaction-based fees of $12.7 million due to the increased volumes of online payments and e-filing services and the incremental impact of transaction-based fees from recent acquisitions of $6.2 million in the first quarter 2023. The increases in transaction-based revenue are offset by the decline of $8.7 million in COVID-pandemic related transaction-based revenues compared to prior period.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three months ended March 31($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
ES	$110,081	$110,695	$(614)	(1)%
PT	5,049	6,334	(1,285)	(20)
Total maintenance revenue	$115,130	$117,029	$(1,899)	(2)%

Less: Revenue from recent acquisitions [1]	—	—	—
Total maintenance revenue excluding acquisitions	$115,130	$117,029	$(1,899)	(2)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 2% compared to the prior period. Maintenance revenue declined mainly due to clients converting from on-premises license arrangements to SaaS, partially offset by annual maintenance rate increases and maintenance associated with new software license sales.
Annualized Recurring Revenues
Subscriptions and maintenance are considered recurring revenue sources. Annualized recurring revenue ("ARR") is calculated based on total recurring revenues for the current quarter multiplied by four. ARR was $1.58 billion and $1.45 billion as of March 31, 2023 and 2022, respectively. ARR increased 9.1% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
Professional services
The following table sets forth a comparison of our professional services revenue for the three months ended March 31($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
ES	$51,499	$51,167	$332	1%
PT	9,430	18,848	(9,418)	(50)
Total professional services revenue	$60,929	$70,015	$(9,086)	(13)%

Less: Revenue from recent acquisitions [1]	—	—	—
Total professional services revenue excluding acquisitions	$60,929	$70,015	$(9,086)	(13)%

______________________________________
1Excludes the 2023 incremental impact as a result of not having the recent acquisition for a full fiscal year.

Professional services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities, consulting and property appraisal outsourcing services. New clients who purchase our proprietary software licenses or subscriptions generally also contract with us to provide the related professional services. Existing clients also periodically purchase additional training, consulting and minor programming services.
Professional services revenue decreased 13% for the three months ended March 31, 2023, compared to the prior period, primarily attributed to lower revenues generated by the COVID pandemic-related rent relief services, which declined $11.9 million compared to prior period. The decline is partially offset by increased billable travel revenue as onsite services have increased post-pandemic.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three months ended March 31($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
ES	$8,068	$16,105	$(8,037)	(50)%
PT	2,062	401	1,661	414
Total software licenses and royalties revenue	$10,130	$16,506	$(6,376)	(39)%

Less: Revenue from recent acquisitions [1]	—	—	—
Total software licenses and royalties revenue excluding acquisitions	$10,130	$16,506	$(6,376)	(39)%
Software licenses and royalties revenue decreased 39% for the three months ended March 31, 2023, compared to the prior period. The decrease is primarily attributed to the shift in the mix of new software contracts toward more subscription-based agreements compared to the prior period.
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
Cost of revenues and overall gross margin
The following table sets forth a comparison of the key components of our cost of revenues for the three months ended March 31($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
Subscriptions, maintenance, and professional services	$252,415	$242,832	$9,583	4%
Software licenses and royalties	2,313	1,445	868	60
Amortization of software development	2,588	1,164	1,424	122
Amortization of acquired software	8,920	13,221	(4,301)	(33)
Hardware and other	5,780	5,028	752	15
Total cost of revenues	$272,016	$263,690	$8,326	3%
______________________________________
1Excludes the 2023 incremental impact as a result of not having the recent acquisition for a full fiscal year.

Subscriptions, maintenance, and professional services. Cost of subscriptions, maintenance and professional services primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom client development, on-going operation of SaaS, property appraisal outsourcing activities, digital government services, and other transaction-based services such as e-filing. Other costs included are interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business.
The cost of subscriptions, maintenance, and professional services for the three months ended March 31, 2023, increased $9.6 million or 4% compared to the prior period. Excluding the 2023 incremental impact from recent acquisitions of $4.4 million, cost of subscriptions, maintenance and professional services increased 2% due to higher personnel costs, including costs related to onboarding new professional services employees who are not yet billable; and duplicate hosting costs as we transition from our proprietary data centers to the public cloud. Excluding employees from recent acquisitions, our professional services staff grew by 180 employees since March 31, 2022, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.
Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third party software costs. We do not have any direct costs associated with royalties.
The cost of software licenses and royalties for the three months ended March 31, 2023, increased $0.9 million or 60% compared to the prior period due to higher third party software costs.
Amortization of software development. Software development costs included in cost of revenues primarily consist of personnel costs. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to five years.
For the three months ended March 31, 2023, amortization of software development costs increased $1.4 million or 122% compared to the prior period and is attributable new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of other intangibles range from five to 10 years.
For the three months ended March 31, 2023, amortization of acquired software declined $4.3 million or 33% compared to the prior period due to assets becoming fully amortized in the fourth quarter 2022, offset by amortization of new acquired software from recent acquisitions completed in fiscal year 2022.
The following table sets forth a comparison of overall gross margin for the periods presented as of March 31:

	Three Months Ended
	2023	2022	Change
Overall gross margin	42.4%	42.2%	0.2%
Overall Gross Margin. For the three months ended March 31, 2023, our overall gross margin increased 0.2%, compared to the prior period. Excluding the 2023 incremental impact from recent acquisitions of $1.3 million, overall gross margin was 42.6% for the three months ended March 31, 2023. The increase of 0.4% for the three months ended March 31, 2023, in overall gross margin compared to the prior period is due to growth in subscriptions revenues and the decline in low margin COVID-related revenues and related costs. Also attributing to the increase in overall gross margin is the decline in amortization of acquired software expense compared to the prior period. The margin increases are partially offset by lower revenue from software licenses and maintenance, duplicate hosting costs as we transition from our proprietary data centers to the public cloud, and higher personnel costs.

Sales and marketing expense
Sales and marketing expense (“S&M”) consists primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing costs. The following table sets forth a comparison of our S&M expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
Sales and marketing expense	$37,103	$35,206	$1,897	5%
S&M as a percentage of revenues was 7.9% for the three months ended March 31, 2023, compared to 7.7% for the three months ended March 31, 2022. S&M expense increased approximately 5% compared to the prior period and is primarily attributed to higher commission expense as a result of higher sales volumes compared to the prior period.
General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development as well as third party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, amortization of software development for internal use, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
General and administrative expense	$72,360	$62,689	$9,671	15%
G&A as a percentage of revenue was 15.3% for the three months ended March 31, 2023, compared to 13.8% for the three months ended March 31, 2022. G&A expense increased approximately 15% compared to the prior period. The increase in G&A is primarily attributed to increases in amortization of software development for internal use, increases in travel-related expenses and other administrative costs, and higher personnel costs from increased employee headcount and share-based compensation expense. Our administrative staff grew by 23 employees since March 31, 2022. For the three months ended March 31, 2023, stock compensation expense grew $2.8 million compared to prior year period, generally due to a higher number of share-based awards issued in the current period. For the three months ended March 31, 2023, G&A expense also included $1.4 million related to lease restructuring and other asset write-offs.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. The following table sets forth a comparison of our research and development expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
Research and development expense	$26,987	$23,941	$3,046	13%
Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
Research and development expense increased 13% for the three months ended March 31, 2023, compared to the prior period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development at recently acquired businesses. Total research and development headcount increased by 26 employees since March 31, 2022.

Amortization of other intangibles
Other intangibles are comprised of the excess of the purchase price in the fair value of net tangible assets acquired that are allocated to acquired software and customer related, trade name, and leases acquired intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer related, trade name, and leases acquired intangibles is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of amortization of other intangibles for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
Amortization of other intangibles	$18,407	$14,714	$3,693	25%
For the three months ended March 31, 2023, amortization of other intangibles increased compared to the prior period due to the impact of intangibles added with recent acquisitions and the acceleration of certain trade name intangibles due to branding changes in 2023.
Interest expense
The following table sets forth a comparison of our interest expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
Interest expense	$(7,684)	$(4,804)	$(2,880)	60%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense compared to the prior period is attributable to an increase in amortization expense related to debt issuance costs, resulting from our accelerated repayment of the term loans, coupled with an increase in interest rates compared to the prior period.
 Other income, net
The following table sets forth a comparison of our other income, net, for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
Other income, net	$1,246	$364	$882	242%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three months ended March 31, 2023, compared to the prior period is due to increased interest income generated from invested cash as a result of higher interest rates in 2023 compared to 2022.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2023	2022	$	%
Income tax (benefit) provision	$7,667	$11,444	$(3,777)	(33)%

Effective income tax rate	19.9%	22.3%

The decrease in the effective tax rate for the three months ended March 31, 2023, as compared to the prior period, was principally driven by an increase in research tax credit benefits, offset by a decrease in excess tax benefits related to stock incentive awards and liabilities for uncertain tax positions.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to the tax benefits of research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2023, we had cash and cash equivalents of $130.8 million compared to $173.9 million at December 31, 2022. We also had $43.4 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of March 31, 2023. These investments have varying maturity dates through 2027 and are held as available-for-sale. As of March 31, 2023, we had $275.0 million outstanding borrowings under our 2021 Credit Agreement and one outstanding letter of credit totaling $1.5 million in favor of a client contract. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the capital markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

	2023	2022
Cash flows provided (used) by:
Operating activities	$74,709	$53,541
Investing activities	(600)	(111,173)
Financing activities	(117,121)	(8,277)
Net decrease in cash and cash equivalents	$(43,012)	$(65,909)
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
For the three months ended March 31, 2023, operating activities provided cash of $74.7 million. Operating activities that provided cash were primarily comprised of net income of $30.9 million, non-cash depreciation and amortization charges of $38.1 million, non-cash share-based compensation expense of $27.9 million and non-cash amortization of operating lease right-of-use assets of $3.8 million. Working capital, excluding cash, decreased approximately $26.5 million mainly due to the decline in deferred revenue balances, timing of bonus payments, timing of payroll related tax payments, and decreases in operating lease liabilities and deferred taxes associated with stock option activity during the period. These decreases were offset by the timing of income tax payments and timing of collections of annual maintenance renewals and subscription renewal billings that are billed in the fourth quarter. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Days sales outstanding (“DSO”) in accounts receivable were 95 days at March 31, 2023, compared to 115 days at December 31, 2022, and 99 days at March 31, 2022. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The decrease in DSO compared to December 31, 2022 and March 31, 2022, is attributed to improved collection efforts and timing of receipts from our government partners.
Investing activities used cash of approximately $600,000 in the three months ended March 31, 2023. We invested $10.6 million and received $23.0 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2023 through 2027. Approximately $9.1 million of software development costs were capitalized. Approximately $2.0 million was invested in property and equipment, including $744,000 related to real estate. We paid $1.9 million primarily related to a small acquisition completed during first quarter 2023. The remaining additions were for computer equipment and furniture and fixtures in support of growth, particularly as we transition from our proprietary data centers to the public cloud.

Financing activities used cash of $117.1 million in the three months ended March 31, 2023, primarily attributable to repayment of $120.0 million of term debt, partially offset by payments received from stock option exercises, net of withheld shares for taxes upon equity award and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of April 26, 2023, we have authorization from our board of directors to repurchase up to 2.3 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock from time to time.
As of March 31, 2023, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026.
On January 28, 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate.
Under our amended 2021 Credit Agreement, we had $275 million in outstanding principal for the Term Loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of March 31, 2023. As of March 31, 2023, we had one outstanding letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing and expires in the third quarter of 2026. For the three months ended March 31, 2023, we repaid $120.0 million of the Term Loans under amended 2021 Credit Agreement.
In the three months ended March 31, 2023, and 2022, respectively, we paid interest of $6.8 million and $4.1 million. See Note 8, "Debt," to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2021 Credit Agreement.
We received income tax refunds, net of taxes paid of $548,000 and paid income taxes, net of refunds received, of $393,000 in the three months ended March 31, 2023, and 2022, respectively. In the three months ended March 31, 2023, stock option exercise activity generated net tax benefits of $703,000 and reduced tax payments accordingly, as compared to $3.0 million in the same period in 2022.
For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. The requirement temporarily increases our U.S. federal and state cash tax payments and reduces cash flows in fiscal year 2023 and future years until the amortization deduction normalizes. Subsequent to March 31, 2023, we have paid approximately $66.9 million of income taxes related to Section 174.
We anticipate that 2023 capital spending will be between $63 million and $65 million, including approximately $37 million related to real estate and approximately $37 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We also expect cash tax payments to be higher as a result of IRC Section 174. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
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

Other than the accelerated repayment of $120.0 million of the Term Loans under the amended 2021 Credit Agreement, there were no material changes to our future minimum contractual obligations since December 31, 2022, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 22, 2023. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of March 31, 2023. Refer to Note 8, “Debt,” Note 12, “Income Tax,” Note 15, “Leases,” and Note 16, “Commitment and Contingencies,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of March 31, 2023, we had $275.0 million of outstanding borrowings under our amended 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 0.875% to 1.5%.
During the three months ended March 31, 2023, the effective interest rate for our borrowings was 6.98%. Based on the aggregate outstanding principal balance under the 2021 Credit Agreement as of March 31, 2023, of $275.0 million, each quarter point change in interest rates would result in a $687,500 change in annual interest expense.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
During the first quarter of 2022, we received a notice of termination for convenience for under a contractual arrangement with a state client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience.
The client was unresponsive to our outreach for several months. On August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2023, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Exhibit 10.1
Amended and Restated Executive Employment Agreement, effective as of May 12, 2022, by and between Tyler Technologies, Inc. and John S. Marr, Jr.(filed as Exhibit 10.1 to our Form 8-K dated May 18, 2022 and incorporated by reference herein).

Exhibit 10.2
Amended and Restated Executive Employment Agreement, effective as of May 12, 2022, by and between Tyler Technologies, Inc. and H. Lynn Moore, Jr. (filed as Exhibit 10.2 to our Form 8-K dated May 18, 2022 and incorporated by reference herein).

Exhibit 10.3
Amended and Restated Executive Employment Agreement, effective as of May 12, 2022, by and between Tyler Technologies, Inc. and Brian K. Miller (filed as Exhibit 10.3 to our Form 8-K dated May 18, 2022 and incorporated by reference herein).

Exhibit 10.4
Executive Employment Agreement, effective as of May 12, 2022, by and between Tyler Technologies, Inc. and Jeffrey D. Puckett (filed as Exhibit 10.4 to our Form 8-K dated May 18, 2022 and incorporated by reference herein).

Exhibit 10.5	Code of Business Conduct and Ethics of Tyler Technologies, Inc. dated October 30, 2020 (filed as Exhibit 99.1 to our form 8-K dated March 31, 2023, and incorporated by reference herein).
Exhibit 10.6	Tyler Technologies, Inc. Insider Trading and Confidentiality Policy dated May 1, 2018 (filed as Exhibit 99.2 to our form 8-K dated March 31, 2023, and incorporated by reference herein).
Exhibit 101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Extension Labels Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: April 26, 2023