Form 10-Q
period 2023-06-30
TYLER TECHNOLOGIES INC
filed 2023-07-26
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 25, 2023 was 42,078,410.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	$297,789	$255,816	$578,254	$501,259
Maintenance	116,539	116,815	231,670	233,844
Professional services	66,420	71,937	127,349	141,952
Software licenses and royalties	9,779	15,009	19,909	31,515
Hardware and other	13,752	9,108	18,951	16,222
Total revenues	504,279	468,685	976,133	924,792

Cost of revenues:
Subscriptions, maintenance, and professional services	255,789	250,168	508,204	493,000
Software licenses and royalties	2,432	1,547	4,745	2,992
Amortization of software development	2,896	1,322	5,485	2,486
Amortization of acquired software	8,924	14,039	17,844	27,260
Hardware and other	11,061	8,161	16,841	13,188
Total cost of revenues	281,102	275,237	553,119	538,926

Gross profit	223,177	193,448	423,014	385,866

Sales and marketing expense	37,103	31,881	74,206	67,087
General and administrative expense	77,681	67,820	150,041	130,509
Research and development expense	28,153	23,386	55,139	47,327
Amortization of other intangibles	18,366	13,604	36,774	28,318

Operating income	61,874	56,757	106,854	112,625

Interest expense	(6,387)	(6,214)	(14,071)	(11,018)
Other income, net	643	216	1,889	581
Income before income taxes	56,130	50,759	94,672	102,188
Income tax provision	7,000	10,813	14,667	22,258
Net income	$49,130	$39,946	$80,005	$79,930

Earnings per common share:
Basic	$1.17	$0.96	$1.91	$1.93
Diluted	$1.15	$0.94	$1.87	$1.88
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$49,130	$39,946	$80,005	$79,930
Other comprehensive income (loss), net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding (loss) gain on available for sale securities during the period	(36)	(114)	58	(743)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	—	—	(27)
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	1	48	1	7
Other comprehensive (loss) income, net of tax	(35)	(66)	59	(763)
Comprehensive income	$49,095	$39,880	$80,064	$79,167
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$118,764	$173,857
Accounts receivable (less allowance for losses and sales adjustments of $19,643 in 2023 and $14,761 in 2022)	638,726	577,257
Short-term investments	19,100	37,030
Prepaid expenses	70,783	50,859
Other current assets	9,507	8,239
Total current assets	856,880	847,242
Accounts receivable, long-term	8,310	8,271
Operating lease right-of-use assets	46,824	50,989
Property and equipment, net	165,721	172,786
Other assets:
Software development costs, net	61,228	48,189
Goodwill	2,489,084	2,489,308
Other intangibles, net	948,990	1,002,164
Non-current investments	10,116	18,508
Other non-current assets	48,396	49,960
	$4,635,549	$4,687,417
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118,534	$104,813
Accrued liabilities	126,557	131,941
Operating lease liabilities	11,381	10,736
Current income tax payable	1,905	43,667
Deferred revenue	565,840	568,538
Current portion of term loans	30,000	30,000
Total current liabilities	854,217	889,695
Term loans, net	243,729	362,905
Convertible senior notes due 2026, net	595,345	594,484
Deferred revenue, long-term	1,164	2,037
Deferred income taxes	109,247	148,891
Operating lease liabilities, long-term	44,483	48,049
Other long-term liabilities	19,113	16,967
Total liabilities	1,867,298	2,063,028
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2023 and December 31, 2022	481	481
Additional paid-in capital	1,272,315	1,209,725
Accumulated other comprehensive loss, net of tax	(785)	(844)
Retained earnings	1,517,859	1,437,854
Treasury stock, at cost; 6,081,263 and 6,364,991 shares in 2023 and 2022, respectively	(21,619)	(22,827)
Total shareholders' equity	2,768,251	2,624,389
	$4,635,549	$4,687,417
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$80,005	$79,930
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,748	75,866
Losses (gains) from sale of investments	2	(53)
Share-based compensation expense	53,924	51,079
Amortization of operating lease right-of-use assets	6,569	5,104
Deferred income tax benefit	(39,665)	(19,136)
Other	445	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(51,508)	(73,396)
Income tax payable	(41,762)	15,586
Prepaid expenses and other current assets	(20,122)	(6,033)
Accounts payable	13,721	9,130
Operating lease liabilities	(5,324)	(6,522)
Accrued liabilities	(15,083)	(24,723)
Deferred revenue	(3,571)	17,474
Other long-term liabilities	2,146	5,914
Net cash provided by operating activities	55,525	130,220

Cash flows from investing activities:
Additions to property and equipment	(6,370)	(12,757)
Purchase of marketable security investments	(10,617)	(4,592)
Proceeds and maturities from marketable security investments	37,107	40,595
Investment in software development	(18,753)	(16,463)
Cost of acquisitions, net of cash acquired	(1,875)	(117,313)
Other	16	152
Net cash used by investing activities	(492)	(110,378)

Cash flows from financing activities:
Payment on term loans	(120,000)	(80,000)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	2,123	(4,107)
Contributions from employee stock purchase plan	7,751	8,156
Net cash used by financing activities	(110,126)	(75,951)

Net decrease in cash and cash equivalents	(55,093)	(56,109)
Cash and cash equivalents at beginning of period	173,857	309,171
Cash and cash equivalents at end of period	$118,764	$253,062
See accompanying notes.

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$12,286	$5,716
Cash paid for income taxes, net	92,933	24,286
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$368	$84

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	48,148	$481	$1,239,945	$(750)	$1,468,729	(6,244)	$(22,272)	$2,686,133
Net income	—	—	—	—	49,130	—	—	49,130
Other comprehensive loss, net of tax	—	—	—	(35)	—	—	—	(35)
Exercise of stock options and vesting of restricted stock units	—	—	1,692	—	—	173	11,042	12,734
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(26)	(10,452)	(10,452)
Stock compensation	—	—	26,028	—	—	—	—	26,028
Issuance of shares pursuant to employee stock purchase plan	—	—	4,650	—	—	16	63	4,713
Balance at June 30, 2023	48,148	$481	$1,272,315	$(785)	$1,517,859	(6,081)	$(21,619)	$2,768,251

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	48,148	$481	$1,098,933	$(743)	$1,313,598	(6,697)	$(24,535)	$2,387,734
Net income	—	—	—	—	39,946	—	—	39,946
Other comprehensive loss, net of tax	—	—	—	(66)	—	—	—	(66)
Exercise of stock options and vesting of restricted stock units	—	—	(288)	—	—	122	8,466	8,178
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(21)	(7,743)	(7,743)
Stock compensation	—	—	25,800	—	—	—	—	25,800
Issuance of shares pursuant to employee stock purchase plan	—	—	4,376	—	—	12	102	4,478
Balance at June 30, 2022	48,148	$481	$1,128,821	$(809)	$1,353,544	(6,584)	$(23,710)	$2,458,327

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
Net income	—	—	—	—	80,005	—	—	80,005
Other comprehensive gain, net of tax	—	—	—	59	—	—	—	59
Exercise of stock options and vesting of restricted stock units	—	—	1,023	—	—	309	19,844	20,867
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(52)	(18,744)	(18,744)
Stock compensation	—	—	53,924	—	—	—	—	53,924
Issuance of shares pursuant to employee stock purchase plan	—	—	7,643	—	—	27	108	7,751
Balance at June 30, 2023	48,148	$481	$1,272,315	$(785)	$1,517,859	(6,081)	$(21,619)	$2,768,251

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	$2,324,032
Net income	—	—	—	—	79,930	—	—	79,930
Other comprehensive loss, net of tax	—	—	—	(763)	—	—	—	(763)
Exercise of stock options and vesting of restricted stock units	—	—	(5,897)	—	—	279	22,120	16,223
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(50)	(20,330)	(20,330)
Stock compensation	—	—	51,079	—	—	—	—	51,079
Issuance of shares pursuant to employee stock purchase plan	—	—	7,989	—	—	20	167	8,156
Balance at June 30, 2022	48,148	$481	$1,128,821	$(809)	$1,353,544	(6,584)	$(23,710)	$2,458,327

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2023, and December 31, 2022, and operating result amounts are for the three and six months ended June 30, 2023, and 2022, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2022. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation. As of January 1, 2023, we have elected to no longer report the appraisal services revenue and related costs as separate categories in the statement of income due to less significance on our overall operating results. Therefore, we have combined the appraisal services revenue category with the professional services revenue category; and the related cost of revenue category for appraisal services is now combined with the cost of revenue category related to subscriptions, maintenance and professional services on the condensed consolidated statements of income for all reporting periods presented.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and six months ended June 30, 2023, we had approximately $35,000 of other comprehensive loss and $59,000 of other comprehensive income, net of taxes, from our available-for-sale investment holdings and $66,000 and $763,000 of other comprehensive loss during the three and six months ended June 30, 2022.
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
At June 30, 2023, and December 31, 2022, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $647.0 million and $585.5 million, respectively. We have recorded unbilled receivables of $127.1 million and $135.4 million at June 30, 2023 and December 31, 2022, respectively. Included in unbilled receivables are retention receivables of $9.2 million and $8.6 million at June 30, 2023 and December 31, 2022, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $19.6 million and $14.8 million at June 30, 2023 and December 31, 2022, respectively, does not include provisions for credit losses. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.

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

For the three months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$115,877	$15,579	$—	$131,456
Transaction-based fees	38,677	127,656	—	166,333
Maintenance	109,953	6,586	—	116,539
Professional services	55,256	11,164	—	66,420
Software licenses and royalties	9,479	300	—	9,779
Hardware and other	6,381	—	7,371	13,752
Intercompany	6,852	—	(6,852)	—
Total revenues	$342,475	$161,285	$519	$504,279
Segment operating income (loss)	$111,185	$38,797	$(60,818)	$89,164

For the three months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$97,703	$11,802	$—	$109,505
Transaction-based fees	30,991	115,320	—	146,311
Maintenance	110,760	6,055	—	116,815
Professional services	50,653	21,284	—	71,937
Software licenses and royalties	14,623	386	—	15,009
Hardware and other	5,498	—	3,610	9,108
Intercompany	5,342	—	(5,342)	—
Total revenues	$315,570	$154,847	$(1,732)	$468,685
Segment operating income (loss)	$102,090	$36,301	$(53,991)	$84,400

For the six months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$226,919	$31,132	$—	$258,051
Transaction-based fees	76,049	244,154	—	320,203
Maintenance	220,035	11,635	—	231,670
Professional services	106,755	20,594	—	127,349
Software licenses and royalties	17,547	2,362	—	19,909
Hardware and other	11,580	—	7,371	18,951
Intercompany	11,935	—	(11,935)	—
Total revenues	$670,820	$309,877	$(4,564)	$976,133
Segment operating income (loss)	$211,165	$68,335	$(118,028)	$161,472

For the six months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$188,474	$22,813	$—	$211,287
Transaction-based fees	60,536	229,436	—	289,972
Maintenance	221,455	12,389	—	233,844
Professional services	101,820	40,132	—	141,952
Software licenses and royalties	30,728	787	—	31,515
Hardware and other	12,612	—	3,610	16,222
Intercompany	10,931	—	(10,931)	—
Total revenues	$626,556	$305,557	$(7,321)	$924,792
Segment operating income (loss)	$208,619	$67,034	$(107,450)	$168,203

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2023	2022	2023	2022
Total segment operating income	$89,164	$84,400	$161,472	$168,203
Amortization of acquired software	(8,924)	(14,039)	(17,844)	(27,260)
Amortization of other intangibles	(18,366)	(13,604)	(36,774)	(28,318)
Interest expense	(6,387)	(6,214)	(14,071)	(11,018)
Other income, net	643	216	1,889	581
Income before income taxes	$56,130	$50,759	$94,672	$102,188

(4)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended June 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$131,456	$131,456
Transaction-based fees	—	166,333	166,333
Maintenance	—	116,539	116,539
Professional services	—	66,420	66,420
Software licenses and royalties	8,793	986	9,779
Hardware and other	13,752	—	13,752
Total	$22,545	$481,734	$504,279

For the three months ended June 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$109,505	$109,505
Transaction-based fees	—	146,311	146,311
Maintenance	—	116,815	116,815
Professional services	—	71,937	71,937
Software licenses and royalties	12,683	2,326	15,009
Hardware and other	9,108	—	9,108
Total	$21,791	$446,894	$468,685

For the six months ended June 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$258,051	$258,051
Transaction-based fees	—	320,203	320,203
Maintenance	—	231,670	231,670
Professional services	—	127,349	127,349
Software licenses and royalties	18,074	1,835	19,909
Hardware and other	18,951	—	18,951
Total	$37,025	$939,108	$976,133

For the six months ended June 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$211,287	$211,287
Transaction-based fees	—	289,972	289,972
Maintenance	—	233,844	233,844
Professional services	—	141,952	141,952
Software licenses and royalties	26,752	4,763	31,515
Hardware and other	16,222	—	16,222
Total	$42,974	$881,818	$924,792
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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$264,507	$149,821	$—	$414,328
Non-recurring revenues	71,116	11,464	7,371	89,951
Intercompany	6,852	—	(6,852)	—
Total revenues	$342,475	$161,285	$519	$504,279

For the three months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$239,454	$133,177	$—	$372,631
Non-recurring revenues	70,774	21,670	3,610	96,054
Intercompany	5,342	—	(5,342)	—
Total revenues	$315,570	$154,847	$(1,732)	$468,685

For the six months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$523,003	$286,921	$—	$809,924
Non-recurring revenues	135,882	22,956	7,371	166,209
Intercompany	11,935	—	(11,935)	—
Total revenues	$670,820	$309,877	$(4,564)	$976,133

For the six months ended June 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$470,465	$264,638	$—	$735,103
Non-recurring revenues	145,160	40,919	3,610	189,689
Intercompany	10,931	—	(10,931)	—
Total revenues	$626,556	$305,557	$(7,321)	$924,792

(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2023	December 31, 2022
Enterprise Software	$536,663	$533,902
Platform Technologies	28,591	33,691
Corporate	1,750	2,982
Totals	$567,004	$570,575
Changes in total deferred revenue, including long-term, were as follows:

Six months ended June 30, 2023
Balance as of December 31, 2022	$570,575
Deferral of revenue	662,311
Recognition of deferred revenue	(665,882)
Balance as of June 30, 2023	$567,004
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of June 30, 2023, was $1.90 billion, of which we expect to recognize approximately 46% as revenue over the next 12 months and the remainder thereafter.
(6)    Deferred Commissions
Sales commissions earned by our salesforce are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $44.9 million and $43.8 million as of June 30, 2023, and December 31, 2022, respectively. Amortization expense was $4.3 million and $8.6 million for the three and six months ended June 30, 2023, respectively, and $3.7 million and $7.2 million for the three and six months ended 2022, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
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

As of June 30, 2023, the purchase price allocation for Rapid is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of June 30, 2023, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. For the six months ended June 30, 2023, we incurred fees of approximately $72,000 for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions.
(8)    Debt
The following table summarizes our total outstanding borrowings related to the 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	June 30, 2023	December 31, 2022
2021 Credit Agreement
Revolving credit facility	S + 1.50%	April 2026	$—	$—
Term Loan A-1	S + 1.50%	April 2026	250,000	290,000
Term Loan A-2	S + 1.25%	April 2024	25,000	105,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			875,000	995,000
Less: unamortized debt discount and debt issuance costs			(5,926)	(7,611)
Total borrowings, net			869,074	987,389

Less: current portion of debt			(30,000)	(30,000)
Carrying value			$839,074	$957,389
2021 Credit Agreement
In connection with the completion of the acquisition of NIC, Inc. on April 21, 2021, we, as borrower, entered into a new $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the 2021 Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the 2021 Credit Agreement.
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

The amended 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of June 30, 2023, we were in compliance with those covenants.
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
As of June 30, 2023, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest
The weighted average interest rates for the borrowings under the 2021 Credit Agreement and Convertible Senior Notes due 2026 were 6.68% and 0.25%, as of June 30, 2023, respectively. During the six months ended June 30, 2023, the effective interest rates for our borrowings were 7.04% and 0.54% for the 2021 Credit Agreement and the Convertible Senior Notes, respectively. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense - Revolving Credit Facility	$(625)	$(315)	$(937)	$(628)
Contractual interest expense - Term Loans	(4,565)	(4,375)	(10,206)	(7,369)
Contractual interest expense - Convertible Senior Notes	(375)	(375)	(750)	(750)
Amortization of debt discount and debt issuance costs	(822)	(1,149)	(2,178)	(2,271)
Total	$(6,387)	$(6,214)	$(14,071)	$(11,018)
As of June 30, 2023, we had one outstanding standalone letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the six months ended June 30, 2023, we repaid $120.0 million of the Term Loans under the 2021 Credit Agreement.
(9)    Financial Instruments
The following table presents our financial instruments:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$118,764	$173,857
Available-for-sale investments	29,216	55,538
Equity investments	10,000	10,000
Total	$157,980	$239,395
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

As of June 30, 2023, we have an accrued interest receivable balance of approximately $102,000 which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and six months ended June 30, 2023, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	June 30, 2023	December 31, 2022
Amortized cost	$30,269	$56,670
Unrealized gains	—	16
Unrealized losses	(1,053)	(1,148)
Estimated fair value	$29,216	$55,538
As of June 30, 2023, we have $19.1 million of available-for-sale debt securities with contractual maturities of one year or less and $10.1 million with contractual maturities great than one year. As of June 30, 2023, six available-for-sale debt securities with a fair value of $6.1 million have been in a loss position for one year or less and 27 securities with a fair value of $20.9 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales and maturities	$14,132	$17,923	$37,107	$40,595
Realized losses on sales, net of tax	(1)	(48)	(1)	(7)
Our equity investments consist of an 18% interest in BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V L.P. BFTR, LLC is a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in common stock is carried at cost less any impairment write-downs because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values.
(10)    Other Comprehensive Income (Loss)
The following table presents the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of March 31, 2023	$(750)	$—	$(750)
Other comprehensive loss before reclassifications	(36)	—	(36)
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	1	—	1
Other comprehensive loss	(35)	—	(35)
Balance as of June 30, 2023	$(785)	$—	$(785)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of March 31, 2022	$(743)	$—	$(743)
Other comprehensive loss before reclassifications	(114)	—	(114)
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	48	—	48
Other comprehensive loss	(66)	—	(66)
Balance as of June 30, 2022	$(809)	$—	$(809)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(844)	$—	$(844)
Other comprehensive income before reclassifications	58	—	58
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	1	—	1
Other comprehensive income	59	—	59
Balance as of June 30, 2023	$(785)	$—	$(785)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(743)	—	(743)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	7	—	7
Other comprehensive loss	(763)	—	(763)
Balance as of June 30, 2022	$(809)	$—	$(809)
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

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$29,216	$—	$—	$29,216
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	248,788	—	248,788
Term Loan A-2	—	24,942	—	24,942
Convertible Senior Notes due 2026	—	615,564	—	615,564
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivable, accounts payable, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of June 30, 2023, we have $29.2 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 1 as they are based on inputs from unadjusted quoted prices that are available in active markets for identical assets or liabilities.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As of June 30, 2023, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2022, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the period ended June 30, 2023.
Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our amended 2021 Credit Agreement would approximate book value as of June 30, 2023, because our interest rates reset approximately every 30 days or less.
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

The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes due 2026):

	Fair Value at		Carrying Value at
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	248,788	288,302	248,788	288,302
Term Loan A-2	24,942	104,603	24,942	104,603
Convertible Senior Notes due 2026	615,564	560,910	595,344	594,484
	$889,294	$953,815	$869,074	$987,389
(12)    Income Tax Provision

We had an effective income tax rate of 12.5% and 15.5% for the three and six months ended June 30, 2023, respectively, compared to 21.3% and 21.8% for the three and six months ended June 30, 2022, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2023, as compared to the prior periods, was principally driven by an increase in research tax credit benefits and excess tax benefits related to stock incentive awards, partially offset by an increase in liabilities for uncertain tax positions.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
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
We made income tax payments of $92.9 million and $24.3 million in the six months ended June 30, 2023, and 2022, respectively.
(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscriptions, maintenance, and professional services	$6,437	$6,867	$12,779	$13,639
Sales and marketing expense	2,367	2,224	4,760	4,364
General and administrative expense	17,224	16,709	36,385	33,076
Total share-based compensation expense	$26,028	$25,800	$53,924	$51,079

(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$49,130	$39,946	$80,005	$79,930
Denominator:
Weighted-average basic common shares outstanding	41,980	41,500	41,987	41,499
Assumed conversion of dilutive securities:
Stock awards	771	821	723	950
Convertible Senior Notes	—	—	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,751	42,321	42,710	42,449
Earnings per common share:
Basic	$1.17	$0.96	$1.91	$1.93
Diluted	$1.15	$0.94	$1.87	$1.88
For the three and six months ended June 30, 2023, and 2022, stock awards, representing the right to purchase common stock of approximately 344,000 and 423,000 shares and 486,000 and 350,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes due 2026 on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2023, and 2022, as their effect would be antidilutive given none of the conversion features have been triggered. See Note 8, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.
(15)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with maturities between one to 11 years. Some of these leases include options to extend for up to six years. We have no finance leases and one related party lessor agreement (see Note 16, "Related party transactions") as of June 30, 2023. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets. During the three and six months ended June 30, 2023, we incurred lease restructuring costs, resulting in zero and $1.4 million of operating lease costs. During the three and six months ended June 30, 2022, we incurred lease restructuring costs of zero and $1.0 million of operating lease costs.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$3,119	$2,586	$7,510	$6,008
Short-term lease cost	513	488	1,036	994
Variable lease cost	216	204	536	574
Net lease cost	$3,848	$3,278	$9,082	$7,576

Supplemental information related to leases is as follows:

Other Information	Six Months Ended June 30,
	2023	2022
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5,873	$7,238

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2,391	$6,606

Lease term and discount rate:
Weighted average remaining lease term (years)	6.9	5.8
Weighted average discount rate	1.60%	1.64%
Rental Income from third parties
We own office buildings in Bangor, Falmouth, and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; and Moraine, Ohio. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2023 and 2028, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants for the three and six months ended June 30, 2023 totaled $545,000 and $1.0 million, respectively, and for the three and six months ended June 30, 2022 totaled $493,000 and $798,000, respectively. As of June 30, 2023, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2023 (Remaining)	$1,133
2024	3,049
2025	2,317
2026	1,171
2027	913
Thereafter	733
Total	$9,316
(16) Related Party Transactions
In April 2023, we entered into an arm's length lessor agreement with a company co-owned by a member of the Company’s board of directors for 25,000 square feet of office space in our Lubbock, Texas, facility. The lease agreement, which commenced on April 1, 2023, has an initial term of five years with a pro-rata base rent of $25,000 per month until December 1, 2023, and a base rent of $60,000 per month thereafter. We recognized rental income of $75,000 under this lease for the six months ended June 30, 2023.
(17)    Commitments and Contingencies
Litigation
During the first quarter of 2022, we received a notice of termination for convenience under a contractual arrangement with a state government client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience.

The client was unresponsive to our outreach for several months. On August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement, and since then have been engaged directly with the client on payment resolution. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $244 million through 2031.
(18)    Subsequent Events
There have been no material events or transactions that occurred subsequent to June 30, 2023.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (2) disruption to our business and harm to our competitive position resulting from cyber-attacks and security vulnerabilities; (3) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the internet infrastructure to be adequately maintained; (6) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (7) general economic, political and market conditions, including continued inflation and rising interest rates; (8) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (9) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (10) the ability to attract and retain qualified personnel and dealing with the loss or retirement of key members of management or other key personnel; and (11) costs of compliance and any failure to comply with government and stock exchange regulations. A detailed discussion of these factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
GENERAL
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. We provide subscription-based services such as software as a service (“SaaS”), transaction-based services primarily related to digital government services, payment processing, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. In addition, we provide professional services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
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
Operating Results
For the three and six months ended June 30, 2023, total revenues increased 7.6% and 5.6%, respectively, compared to the prior period. Excluding the 2023 incremental impact of recent acquisitions, revenues increased 6.6% and 4.4% for the three and six months ended June 30, 2023, respectively, compared to the prior period.
Subscriptions revenue grew 16.4% and 15.4% for the three and six months ended June 30, 2023, respectively, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and payment services, offset by the decline in COVID pandemic related transaction-based revenue. Excluding the impact of recent acquisitions, subscriptions revenue increased 14.6% and 13.2% for the three and six months ended June 30, 2023, respectively, compared to the prior period. Subscriptions revenue from recent acquisitions contributed 1.8% and 2.2% for the three and six months ended June 30, 2023, respectively.
Our backlog as of June 30, 2023, was $1.90 billion, a 2.8% increase compared to June 30, 2022.
Our total employee count increased to 7,247 at June 30, 2023, including 48 employees who joined us through acquisitions completed since June 30, 2022, from 7,143 at June 30, 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, potential impairment of intangible assets and goodwill, and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2022.
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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	59.1%	54.6%	59.2%	54.2%
Maintenance	23.1	24.9	23.7	25.3
Professional services	13.2	15.4	13.0	15.3
Software licenses and royalties	1.9	3.2	2.0	3.4
Hardware and other	2.7	1.9	2.1	1.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	50.7	53.4	52.1	53.3
Software licenses, royalties, and amortization of acquired software	2.3	3.3	2.3	3.2
Amortization of software development	0.6	0.3	0.6	0.3
Hardware and other	2.2	1.7	1.7	1.4
Sales and marketing expense	7.4	6.8	7.6	7.3
General and administrative expense	15.4	14.5	15.4	14.1
Research and development expense	5.6	5.0	5.6	5.1
Amortization of customer and trade name intangibles	3.6	2.9	3.8	3.1
Operating income	12.2	12.1	10.9	12.2
Interest expense	(1.3)	(1.3)	(1.4)	(1.2)
Other income, net	0.1	—	0.2	0.1
Income before income taxes	11.0	10.8	9.7	11.1
Income tax (benefit) provision	1.4	2.3	1.5	2.4
Net income	9.6%	8.5%	8.2%	8.7%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$154,554	$128,694	$25,860	20%	$302,968	$249,010	$53,958	22%
PT	143,235	127,122	16,113	13	275,286	252,249	23,037	9
Total subscriptions revenue	$297,789	$255,816	$41,973	16%	$578,254	$501,259	$76,995	15%

Less: Revenue from recent acquisitions[1]	(4,607)	—	(4,607)		(10,857)	—	(10,857)
Total subscriptions revenue excluding acquisitions	$293,182	$255,816	$37,366	15%	$567,397	$501,259	$66,138	13%
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

Subscriptions revenue grew 16% and 15% for the three and six months ended June 30, 2023, respectively, compared to the prior period. Excluding the incremental impact of recent acquisitions, subscriptions revenue increased 15% and 13% for the three and six months ended June 30, 2023, respectively, compared to the prior period. New SaaS clients as well as existing on-premises clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ended June 30, 2023, respectively, we added 170 and 315 new SaaS clients and 94 and 167 on-premises existing clients elected to convert to our SaaS model. Since June 30, 2022, we have added 608 new SaaS clients while 319 existing on-premises clients converted to our SaaS offerings. Our mix of new software contract value for the six months ended June 30, 2023, was approximately 15% perpetual software license arrangements and approximately 85% subscription-based arrangements compared to total new contract value mix for the six months ended June 30, 2022, of approximately 24% perpetual software license arrangements and approximately 76% subscription-based arrangements.
Total subscriptions revenue derived from transaction-based fees was $166.3 million and $320.2 million for the three and six months ended June 30, 2023, respectively, compared to $146.3 million and $290.0 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, respectively, transaction-based fees grew $20.0 million, or 13.7% and $30.2 million, or 10.4% compared to prior period. Contributing to the growth in transaction-based fees for the three and six months ended June 30, 2023, respectively, are the incremental increase of $8.5 million and $16.4 million, respectively, from online payments and e-filing services, and the incremental impact of transaction-based fees from recent acquisitions of $4.6 million and $10.9 million, respectively, compared to prior period. The remainder of the increases for the three and six months ended June 30, 2023, are primarily attributable to the growth in transaction-based fees from our state enterprise contracts related to our digital solutions business unit. The increases, for the three and six months ended June 30, 2023, in transaction-based fees are offset by the decline of $2.1 million and $10.8 million, respectively, in COVID pandemic related transaction-based revenues compared to prior period.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$109,953	$110,760	$(807)	(1)%	$220,035	$221,455	$(1,420)	(1)%
PT	6,586	6,055	531	9	11,635	12,389	(754)	(6)
Total maintenance revenue	$116,539	$116,815	$(276)	—%	$231,670	$233,844	$(2,174)	(1)%

Less: Revenue from recent acquisitions [1]	—	—	—		—	—	—
Total maintenance revenue excluding acquisitions	$116,539	$116,815	$(276)	—%	$231,670	$233,844	$(2,174)	(1)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue remained flat for the three months ended June 30, 2023, and decreased 1% for the six months ended June 30, 2023, respectively, compared to the prior period. Maintenance revenue slightly declined mainly due to the impact of clients converting from on-premises license arrangements to SaaS, partially offset by annual maintenance rate increases and maintenance associated with new software license sales.
Annualized Recurring Revenues
Subscriptions and maintenance are considered recurring revenue sources. Annualized recurring revenue ("ARR") is calculated based on total recurring revenues for the current quarter multiplied by four. ARR was $1.66 billion and $1.49 billion as of June 30, 2023, and 2022, respectively. ARR increased 11.2% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
______________________________________
1Excludes the 2023 incremental impact as a result of not having the recent acquisition for a full fiscal year.

Professional services
The following table sets forth a comparison of our professional services revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$55,256	$50,653	$4,603	9%	$106,755	$101,820	$4,935	5%
PT	11,164	21,284	(10,120)	(48)	20,594	40,132	(19,538)	(49)
Total professional services revenue	$66,420	$71,937	$(5,517)	(8)%	$127,349	$141,952	$(14,603)	(10)%

Less: Revenue from recent acquisitions [1]	—	—	—		—	—	—
Total professional services revenue excluding acquisitions	$66,420	$71,937	$(5,517)	(8)%	$127,349	$141,952	$(14,603)	(10)%
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
Professional services revenue decreased 8% and 10% for the three and six months ended June 30, 2023, respectively, compared to the prior period, primarily attributed to lower revenues generated by the COVID pandemic-related rent relief services, which declined $13.1 million and $25.0 million, respectively, compared to prior period. The decline is partially offset by increased billable travel revenue as onsite services have increased post-pandemic.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$9,479	$14,623	$(5,144)	(35)%	$17,547	$30,728	$(13,181)	(43)%
PT	300	386	(86)	(22)	2,362	787	1,575	200
Total software licenses and royalties revenue	$9,779	$15,009	$(5,230)	(35)%	$19,909	$31,515	$(11,606)	(37)%

Less: Revenue from recent acquisitions [1]	—	—	—		—	—	—
Total software licenses and royalties revenue excluding acquisitions	$9,779	$15,009	$(5,230)	(35)%	$19,909	$31,515	$(11,606)	(37)%
Software licenses and royalties revenue decreased 35% and 37% for the three and six months ended June 30, 2023, respectively, compared to the prior period. The decrease is primarily attributed to the shift in the mix of new software contracts toward more subscription-based agreements compared to the prior period.
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
______________________________________
1Excludes the 2023 incremental impact as a result of not having the recent acquisition for a full fiscal year.

Cost of revenues and overall gross margin
The following table sets forth a comparison of the key components of our cost of revenues for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Subscriptions, maintenance, and professional services	$255,789	$250,168	$5,621	2%	$508,204	$493,000	$15,204	3%
Software licenses and royalties	2,432	1,547	885	57	4,745	2,992	1,753	59
Amortization of software development	2,896	1,322	1,574	119	5,485	2,486	2,999	121
Amortization of acquired software	8,924	14,039	(5,115)	(36)	17,844	27,260	(9,416)	(35)
Hardware and other	11,061	8,161	2,900	36	16,841	13,188	3,653	28
Total cost of revenues	$281,102	$275,237	$5,865	2%	$553,119	$538,926	$14,193	3%
Subscriptions, maintenance, and professional services. Cost of subscriptions, maintenance and professional services primarily consist of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities, including enhancing existing solutions, and various other services such as custom client development, on-going operation of SaaS, property appraisal outsourcing activities, digital government services, and other transaction-based services such as e-filing. Other costs included are interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business.
The cost of subscriptions, maintenance, and professional services for the three and six months ended June 30, 2023, increased $5.6 million or 2%, and $15.2 million or 3%, respectively, compared to the prior period. Excluding the 2023 incremental impact from recent acquisitions of $2.7 million and $7.1 million, respectively, for the three and six months ended June 30, 2023, cost of subscriptions, maintenance and professional services increased 1% and 2%, respectively, due to higher personnel costs, including costs related to onboarding new professional services employees who are not yet billable; and duplicate hosting costs as we transition from our proprietary data centers to the public cloud. Excluding employees from recent acquisitions, our professional services staff grew by 119 employees since June 30, 2022, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.
Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third party software costs. We do not have any direct costs associated with royalties.
The cost of software licenses and royalties for the three and six months ended June 30, 2023, increased $0.9 million or 57% and increased $1.8 million or 59%, respectively, compared to the prior period due to higher third party software costs.
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
For the three and six months ended June 30, 2023, amortization of software development costs increased $1.6 million or 119% and increased $3.0 million or 121%, respectively, compared to the prior period and is attributable to new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of other intangibles range from five to 10 years.
For the three and six months ended June 30, 2023, amortization of acquired software declined $5.1 million or 36% and $9.4 million or 35%, respectively, compared to the prior period due to assets becoming fully amortized in the fourth quarter 2022, offset by amortization of newly acquired software from recent acquisitions completed in fiscal year 2022.

The following table sets forth a comparison of overall gross margin for the periods presented as of June 30:

	Three Months Ended			Six Months Ended
	2023	2022	Change	2023	2022	Change
Overall gross margin	44.3%	41.3%	3.0%	43.3%	41.7%	1.6%
Overall Gross Margin. For the three and six months ended June 30, 2023, our overall gross margin increased 3.0% and 1.6%, respectively, compared to the prior period; excluding the 2023 incremental impact from recent acquisitions of $1.5 million and $2.8 million, overall gross margin was 44.4% and 43.5% for the three and six months ended June 30, 2023, respectively. The increase of 3.1% and 1.8% for the three and six months ended June 30, 2023, respectively, in overall gross margin compared to the prior period is due to growth in subscription revenues and the decline in low margin COVID-related revenues and related costs. Also contributing to the increase in overall gross margin is the decline in amortization of acquired software expense compared to the prior period. The margin increases are partially offset by lower revenue from software licenses and maintenance, duplicate hosting costs as we transition from our proprietary data centers to the public cloud, and higher personnel costs.
Sales and marketing expense
Sales and marketing expense (“S&M”) consists primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing costs. The following table sets forth a comparison of our S&M expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Sales and marketing expense	$37,103	$31,881	$5,222	16%	$74,206	$67,087	$7,119	11%
S&M as a percentage of revenues was 7.4% and 7.6% for the three and six months ended June 30, 2023, respectively, compared to 6.8% and 7.3% for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, S&M expense increased approximately 16% and 11%, respectively, compared to the prior period and is primarily attributed to higher commission expense and bonus expense resulting from improved operating results compared to the prior period.
General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development as well as third party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, amortization of software development for internal use, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
General and administrative expense	$77,681	$67,820	$9,861	15%	$150,041	$130,509	$19,532	15%
G&A as a percentage of revenue was 15.4% for both the three and six months ended June 30, 2023, respectively, compared to 14.5% and 14.1% for the three and six months ended June 30, 2022, respectively. G&A expense increased approximately 15% for both the three and six month ended June 30, 2023, respectively, compared to the prior period. The increase in G&A is primarily attributed to increases in amortization of software development for internal use, increases in travel-related expenses and other administrative costs, higher personnel costs from increased employee headcount, increased costs of health benefits, higher bonus expense due to improved operating results, and increased share-based compensation expense due to a higher number of share-based awards issued in the current period. Our administrative staff grew by 13 employees since June 30, 2022. For the six months ended June 30, 2023, G&A expense also included $1.4 million related to lease restructuring and other asset write-offs.

Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
The following table sets forth a comparison of our research and development expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Research and development expense	$28,153	$23,386	$4,767	20%	$55,139	$47,327	$7,812	17%
Research and development expense increased 20% and 17% for the three and six months ended June 30, 2023, respectively, compared to the prior period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development at recently acquired businesses.
Amortization of other intangibles
Other intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer related, trade name, and leases acquired intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer related, trade name, and leases acquired intangibles is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of amortization of other intangibles for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Amortization of other intangibles	$18,366	$13,604	$4,762	35%	$36,774	$28,318	$8,456	30%
For the three and six months ended June 30, 2023, respectively, amortization of other intangibles increased compared to the prior period due to the impact of intangibles added with recent acquisitions and the accelerated amortization of certain trade name intangibles due to branding changes in 2023.
Interest expense
The following table sets forth a comparison of our interest expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Interest expense	$(6,387)	$(6,214)	$(173)	3%	$(14,071)	$(11,018)	$(3,053)	28%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense compared to the prior period is attributable to an increase in amortization expense related to debt issuance costs, resulting from our accelerated repayment of the term loans, coupled with an increase in interest rates compared to the prior period.
 Other income, net
The following table sets forth a comparison of our other income, net, for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Other income, net	$643	$216	$427	198%	$1,889	$581	$1,308	225%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and six months ended June 30, 2023, compared to the prior period is due to increased interest income generated from invested cash as a result of higher interest rates in 2023 compared to 2022.

Income tax provision
The following table sets forth a comparison of our income tax provision for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Income tax (benefit) provision	$7,000	$10,813	$(3,813)	(35)%	$14,667	$22,258	$(7,591)	(34)%

Effective income tax rate	12.5%	21.3%			15.5%	21.8%
The decrease in the effective tax rate for the three and six months ended June 30, 2023, as compared to the prior periods, was principally driven by an increase in research tax credit benefits and excess tax benefits related to stock incentive awards, partially offset by an increase in liabilities for uncertain tax positions.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2023, we had cash and cash equivalents of $118.8 million compared to $173.9 million at December 31, 2022. We also had $29.2 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of June 30, 2023. These investments have varying maturity dates through 2027, and are held as available-for-sale. As of June 30, 2023, we had $275.0 million outstanding borrowings under our 2021 Credit Agreement and one outstanding letter of credit totaling $1.5 million in favor of a client contract. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the capital markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the six months ended June 30:

	2023	2022
Cash flows provided (used) by:
Operating activities	$55,525	$130,220
Investing activities	(492)	(110,378)
Financing activities	(110,126)	(75,951)
Net decrease in cash and cash equivalents	$(55,093)	$(56,109)
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
For the six months ended June 30, 2023, operating activities provided cash of $55.5 million. Operating activities that provided cash were primarily comprised of net income of $80.0 million, non-cash depreciation and amortization charges of $75.7 million, non-cash share-based compensation expense of $53.9 million and non-cash amortization of operating lease right-of-use assets of $6.6 million. Working capital, excluding cash, decreased approximately $161.2 million mainly due to the timing of higher tax payments and deferred taxes associated with IRC Section 174, higher accounts receivable from the maintenance billing cycles peaking in June, timing of bonuses payments, timing of prepaid expenses, and deferred taxes associated with stock option activity during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Days sales outstanding (“DSO”) in accounts receivable were 112 days at June 30, 2023, compared to 115 days at December 31, 2022, and 115 days at June 30, 2022. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The decrease in DSO compared to December 31, 2022 and June 30, 2022, is attributed to improved collection efforts and timing of receipts from our government partners.

Investing activities used cash of approximately $492,000 in the six months ended June 30, 2023. We invested $10.6 million and received $37.1 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2023 through 2027. Approximately $18.8 million of software development costs were capitalized. Approximately $6.4 million was invested in property and equipment, including $3.0 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of growth, particularly as we transition from our proprietary data centers to the public cloud. We paid $1.9 million primarily related to a small acquisition completed during first quarter 2023.
Financing activities used cash of $110.1 million in the six months ended June 30, 2023, primarily attributable to repayment of $120.0 million of term debt, partially offset by payments received from stock option exercises, net of withheld shares for taxes upon vesting of equity awards and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of July 26, 2023, we have authorization from our board of directors to repurchase up to 2.3 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock from time to time.
As of June 30, 2023, we had $600.0 million in outstanding principal for the Convertible Senior Notes due 2026.
On January 28, 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate.
Under our amended 2021 Credit Agreement, we had $275 million in outstanding principal for the Term Loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of June 30, 2023. As of June 30, 2023, we had one outstanding letter of credit totaling $1.5 million. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing and expires in the third quarter of 2026.
In the six months ended June 30, 2023, and 2022, respectively, we paid interest of $12.3 million and $5.7 million. See Note 8, "Debt," to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2021 Credit Agreement.
We paid income taxes, net of refunds received, of $92.9 million and $24.3 million in the six months ended June 30, 2023 and 2022, respectively. In the six months ended June 30, 2023, stock option exercise activity generated net tax benefits of $5.2 million and reduced tax payments accordingly, as compared to $4.7 million in the same period in 2022.
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
We anticipate that 2023 capital spending will be between $63 million and $65 million, including approximately $37 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We also expect cash tax payments to be higher as a result of IRC Section 174. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one to 11 years. Some of these leases include options to extend for up to six years.

Other than the accelerated repayment of $120.0 million of the Term Loans under the amended 2021 Credit Agreement, there were no material changes to our future minimum contractual obligations since December 31, 2022, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 22, 2023. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of June 30, 2023. Refer to Note 8, “Debt,” Note 12, “Income Tax,” Note 15, “Leases,” and Note 17, “Commitment and Contingencies,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of June 30, 2023, we had $275.0 million of outstanding borrowings under our amended 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
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
During the six months ended June 30, 2023, the effective interest rate for our borrowings was 7.04%. Based on the aggregate outstanding principal balance under the 2021 Credit Agreement as of June 30, 2023, of $275.0 million, each quarter point change in interest rates would result in a $687,500 change in annual interest expense.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
ITEM 1. Legal Proceedings
During the first quarter of 2022, we received a notice of termination for convenience under a contractual arrangement with a state government client. Upon receipt of the termination notice, we ceased performing services under the contractual arrangement and sought payment of contractually owed fees of approximately $15 million in connection with the termination for convenience.
The client was unresponsive to our outreach for several months. On August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement, and since then have been engaged directly with the client on payment resolution. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the six months ended June 30, 2023, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
(a) Frequency of Advisory Vote on Executive Compensation
At our 2023 annual meeting of stockholders, our stockholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on executive compensation. As previously reported, our board of directors views an annual advisory vote on executive compensation as the most appropriate option, and more than 90 percent of the votes cast on the frequency proposal supported our board’s recommendation to hold an advisory vote to approve executive compensation on an annual basis. Accordingly, our board of directors has determined that we will hold an annual advisory vote to approve executive compensation.
(b) Trading Plans
None

ITEM 6. Exhibits

Exhibit 3.1	Amended and Restated By-Laws of Tyler Technologies Inc., dated May 11, 2023, (filed as Exhibit 3.1 to our Form 8-K dated May 15, 2023, and incorporated by reference herein).
Exhibit 10.1*	Revised Insider Trading Policy of Tyler Technologies, Inc., dated July 20, 2023,(filed as exhibit 10.1 to our Form 10-Q dated July 26, 2023, and incorporated by reference herein).
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Extension Labels Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*File herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: July 26, 2023