Form 10-Q
period 2023-09-30
TYLER TECHNOLOGIES INC
filed 2023-11-01
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on October 31, 2023 was 42,124,186.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	$295,190	$254,346	$873,444	$755,604
Maintenance	117,484	117,338	349,154	351,182
Professional services	61,126	71,818	188,475	213,770
Software licenses and royalties	10,554	20,269	30,463	51,784
Hardware and other	10,330	9,420	29,281	25,643
Total revenues	494,684	473,191	1,470,817	1,397,983

Cost of revenues:
Subscriptions, maintenance, and professional services	247,781	245,711	755,985	738,712
Software licenses and royalties	3,120	1,655	7,865	4,647
Amortization of software development	3,083	1,507	8,568	3,993
Amortization of acquired software	9,035	13,622	26,879	40,882
Hardware and other	6,505	6,033	23,346	19,219
Total cost of revenues	269,524	268,528	822,643	807,453

Gross profit	225,160	204,663	648,174	590,530

Sales and marketing expense	35,898	33,688	110,104	100,776
General and administrative expense	78,519	69,931	228,560	200,440
Research and development expense	28,282	25,190	83,421	72,517
Amortization of other intangibles	18,526	14,941	55,300	43,259

Operating income	63,935	60,913	170,789	173,538

Interest expense	(5,808)	(9,258)	(19,879)	(20,276)
Other income, net	787	131	2,676	712
Income before income taxes	58,914	51,786	153,586	153,974
Income tax provision (benefit)	11,903	(1,447)	26,570	20,811
Net income	$47,011	$53,233	$127,016	$133,163

Earnings per common share:
Basic	$1.12	$1.28	$3.02	$3.21
Diluted	$1.10	$1.26	$2.97	$3.14
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$47,011	$53,233	$127,016	$133,163
Other comprehensive income (loss), net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gain (loss) on available for sale securities during the period	263	(109)	321	(852)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	—	—	(27)
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	—	72	1	79
Other comprehensive income (loss), net of tax	263	(37)	322	(800)
Comprehensive income	$47,274	$53,196	$127,338	$132,363
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$131,486	$173,857
Accounts receivable (less allowance for losses and sales adjustments of $17,024 in 2023 and $14,761 in 2022)	623,613	577,257
Short-term investments	11,623	37,030
Prepaid expenses	60,350	50,859
Income tax receivable	7,633	—
Other current assets	7,286	8,239
Total current assets	841,991	847,242
Accounts receivable, long-term	10,123	8,271
Operating lease right-of-use assets	42,513	50,989
Property and equipment, net	165,737	172,786
Other assets:
Software development costs, net	66,434	48,189
Goodwill	2,510,488	2,489,308
Other intangibles, net	938,277	1,002,164
Non-current investments	9,553	18,508
Other non-current assets	52,313	49,960
	$4,637,429	$4,687,417
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$132,661	$104,813
Accrued liabilities	134,407	131,941
Operating lease liabilities	11,527	10,736
Current income tax payable	—	43,667
Deferred revenue	600,439	568,538
Current portion of term loans	30,000	30,000
Total current liabilities	909,034	889,695
Term loans, net	109,395	362,905
Convertible senior notes due 2026, net	595,775	594,484
Deferred revenue, long-term	727	2,037
Deferred income taxes	105,002	148,891
Operating lease liabilities, long-term	42,098	48,049
Other long-term liabilities	22,547	16,967
Total liabilities	1,784,578	2,063,028
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2023 and December 31, 2022	481	481
Additional paid-in capital	1,309,479	1,209,725
Accumulated other comprehensive loss, net of tax	(522)	(844)
Retained earnings	1,564,870	1,437,854
Treasury stock, at cost; 6,041,707 and 6,364,991 shares in 2023 and 2022, respectively	(21,457)	(22,827)
Total shareholders' equity	2,852,851	2,624,389
	$4,637,429	$4,687,417
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$127,016	$133,163
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	114,198	116,950
Losses from sale of investments	1	44
Share-based compensation expense	80,905	77,991
Change in fair value in available-for-sale investments	—	—
Amortization of operating lease right-of-use assets	12,258	9,240
Deferred income tax benefit	(44,000)	(32,845)
Other	398	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(37,768)	(34,163)
Income tax payable	(51,300)	10,759
Prepaid expenses and other current assets	(11,594)	(6,568)
Accounts payable	27,848	(13,750)
Operating lease liabilities	(8,224)	(9,324)
Accrued liabilities	(10,607)	(23,797)
Deferred revenue	28,357	20,592
Other long-term liabilities	5,533	11,306
Net cash provided by operating activities	233,021	259,598

Cash flows from investing activities:
Additions to property and equipment	(12,506)	(17,441)
Purchase of marketable security investments	(10,617)	(20,428)
Proceeds and maturities from marketable security investments	45,452	55,052
Investment in software development	(27,447)	(25,557)
Cost of acquisitions, net of cash acquired	(35,540)	(117,706)
Other	48	326
Net cash used by investing activities	(40,610)	(125,754)

Cash flows from financing activities:
Payment on term loans	(255,000)	(270,000)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	8,438	298
Contributions from employee stock purchase plan	11,780	12,614
Net cash used by financing activities	(234,782)	(257,088)

Net decrease in cash and cash equivalents	(42,371)	(123,244)
Cash and cash equivalents at beginning of period	173,857	309,171
Cash and cash equivalents at end of period	$131,486	$185,927
See accompanying notes.

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$16,820	$14,706
Cash paid for income taxes, net	118,000	35,324
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$834	$32

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	48,148	$481	$1,272,315	$(785)	$1,517,859	(6,081)	$(21,619)	$2,768,251
Net income	—	—	—	—	47,011	—	—	47,011
Other comprehensive income, net of tax	—	—	—	263	—	—	—	263
Exercise of stock options and vesting of restricted stock units	—	—	6,200	—	—	29	398	6,598
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(282)	(282)
Stock compensation	—	—	26,981	—	—	—	—	26,981
Issuance of shares pursuant to employee stock purchase plan	—	—	3,983	—	—	11	46	4,029
Balance at September 30, 2023	48,148	$481	$1,309,479	$(522)	$1,564,870	(6,042)	$(21,457)	$2,852,851

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2022	48,148	$481	$1,128,821	$(809)	$1,353,544	(6,584)	$(23,710)	$2,458,327
Net income	—	—	—	—	53,233	—	—	53,233
Other comprehensive loss, net of tax	—	—	—	(37)	—	—	—	(37)
Exercise of stock options and vesting of restricted stock units	—	—	4,232	—	—	45	758	4,990
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(2)	(585)	(585)
Stock compensation	—	—	26,912	—	—	—	—	26,912
Issuance of shares pursuant to employee stock purchase plan	—	—	4,394	—	—	16	64	4,458
Balance at September 30, 2022	48,148	$481	$1,164,359	$(846)	$1,406,777	(6,525)	$(23,473)	$2,547,298

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
Net income	—	—	—	—	127,016	—	—	127,016
Other comprehensive income, net of tax	—	—	—	322	—	—	—	322
Exercise of stock options and vesting of restricted stock units	—	—	7,223	—	—	338	20,242	27,465
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(53)	(19,026)	(19,026)
Stock compensation	—	—	80,905	—	—	—	—	80,905
Issuance of shares pursuant to employee stock purchase plan	—	—	11,626	—	—	38	154	11,780
Balance at September 30, 2023	48,148	$481	$1,309,479	$(522)	$1,564,870	(6,042)	$(21,457)	$2,852,851

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	$2,324,032
Net income	—	—	—	—	133,163	—	—	133,163
Other comprehensive loss, net of tax	—	—	—	(800)	—	—	—	(800)
Exercise of stock options and vesting of restricted stock units	—	—	(1,665)	—	—	324	22,878	21,213
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(52)	(20,915)	(20,915)
Stock compensation	—	—	77,991	—	—	—	—	77,991
Issuance of shares pursuant to employee stock purchase plan	—	—	12,383	—	—	36	231	12,614
Balance at September 30, 2022	48,148	$481	$1,164,359	$(846)	$1,406,777	(6,525)	$(23,473)	$2,547,298

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2023, and December 31, 2022, and operating result amounts are for the three and nine months ended September 30, 2023, and 2022, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2022. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for the previous year have been reclassified to conform to the current year presentation. As of January 1, 2023, we have elected to no longer report the appraisal services revenue and related costs as separate categories in the statement of income due to less significance on our overall operating results. Therefore, we have combined the appraisal services revenue category with the professional services revenue category; and the related cost of revenue category for appraisal services is now combined with the cost of revenue category related to subscriptions, maintenance and professional services on the condensed consolidated statements of income for all reporting periods presented.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and nine months ended September 30, 2023, respectively, we had approximately $263,000 and $322,000 of other comprehensive income, net of taxes, from our available-for-sale investment holdings and $37,000 and $800,000 of other comprehensive loss during the three and nine months ended September 30, 2022, respectively.
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
At September 30, 2023, and December 31, 2022, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $633.7 million and $585.5 million, respectively. We have recorded unbilled receivables of $130.5 million and $135.4 million at September 30, 2023 and December 31, 2022, respectively. Included in unbilled receivables are retention receivables of $8.7 million and $8.6 million at September 30, 2023 and December 31, 2022, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $17.0 million and $14.8 million at September 30, 2023 and December 31, 2022, respectively, does not include provisions for credit losses. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We assess goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the quantitative assessment described below. When testing goodwill for impairment quantitatively, we first compare the fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions (Level 3 inputs). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total market capitalization.
During the fourth quarter of 2022, as part of our annual impairment test as of October 1, we performed qualitative assessments for all reporting units except for reporting units that do not have significant excess fair value over carrying value. As a result of these qualitative assessments, we determined that it was more likely than not that the fair value exceeded the carrying value; therefore, we did not perform a Step 1 quantitative impairment test. We performed quantitative assessments for the reporting units containing the recently acquired data and insights, digital government and payments solutions, and development platform solutions reporting units and concluded no impairment existed as of our annual assessment date. Approximately $1.7 billion, or 70%, of total goodwill as of December 31, 2022, related to these reporting units, which, as a result of the recency of these acquisitions, do not have significant excess fair values over carrying values. Our annual goodwill impairment analysis did not result in an impairment charge. For the nine months ended September 30, 2023, we have not recorded any impairment to goodwill because no triggering events or change in circumstances indicating a potential impairment had occurred as of period-end.
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

For the three months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$120,747	$17,762	$—	$138,509
Transaction-based fees	45,176	111,505	—	156,681
Maintenance	111,574	5,910	—	117,484
Professional services	52,413	8,713	—	61,126
Software licenses and royalties	7,531	3,023	—	10,554
Hardware and other	10,371	—	(41)	10,330
Intercompany	5,943	—	(5,943)	—
Total revenues	$353,755	$146,913	$(5,984)	$494,684
Segment operating income (loss)	$121,560	$31,411	$(61,475)	$91,496

For the three months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$97,279	$12,633	$—	$109,912
Transaction-based fees	38,057	106,377	—	144,434
Maintenance	111,486	5,852	—	117,338
Professional services	51,079	20,739	—	71,818
Software licenses and royalties	17,166	3,103	—	20,269
Hardware and other	7,271	—	2,149	9,420
Intercompany	5,541	—	(5,541)	—
Total revenues	$327,879	$148,704	$(3,392)	$473,191
Segment operating income (loss)	$110,693	$33,466	$(54,683)	$89,476

For the nine months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$338,128	$48,894	$—	$387,022
Transaction-based fees	130,761	355,661	—	486,422
Maintenance	331,609	17,545	—	349,154
Professional services	159,168	29,307	—	188,475
Software licenses and royalties	25,078	5,385	—	30,463
Hardware and other	21,951	—	7,330	29,281
Intercompany	17,878	—	(17,878)	—
Total revenues	$1,024,573	$456,792	$(10,548)	$1,470,817
Segment operating income (loss)	$332,725	$99,746	$(179,503)	$252,968

For the nine months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$277,327	$35,407	$—	$312,734
Transaction-based fees	107,019	335,851	—	442,870
Maintenance	332,941	18,241	—	351,182
Professional services	152,899	60,871	—	213,770
Software licenses and royalties	47,893	3,891	—	51,784
Hardware and other	19,884	—	5,759	25,643
Intercompany	16,472	—	(16,472)	—
Total revenues	$954,435	$454,261	$(10,713)	$1,397,983
Segment operating income (loss)	$319,312	$100,500	$(162,133)	$257,679

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2023	2022	2023	2022
Total segment operating income	$91,496	$89,476	$252,968	$257,679
Amortization of acquired software	(9,035)	(13,622)	(26,879)	(40,882)
Amortization of other intangibles	(18,526)	(14,941)	(55,300)	(43,259)
Interest expense	(5,808)	(9,258)	(19,879)	(20,276)
Other income, net	787	131	2,676	712
Income before income taxes	$58,914	$51,786	$153,586	$153,974

(4)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended September 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$138,509	$138,509
Transaction-based fees	—	156,681	156,681
Maintenance	—	117,484	117,484
Professional services	—	61,126	61,126
Software licenses and royalties	9,946	608	10,554
Hardware and other	10,330	—	10,330
Total	$20,276	$474,408	$494,684

For the three months ended September 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$109,912	$109,912
Transaction-based fees	—	144,434	144,434
Maintenance	—	117,338	117,338
Professional services	—	71,818	71,818
Software licenses and royalties	19,068	1,201	20,269
Hardware and other	9,420	—	9,420
Total	$28,488	$444,703	$473,191

For the nine months ended September 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$387,022	$387,022
Transaction-based fees	—	486,422	486,422
Maintenance	—	349,154	349,154
Professional services	—	188,475	188,475
Software licenses and royalties	28,020	2,443	30,463
Hardware and other	29,281	—	29,281
Total	$57,301	$1,413,516	$1,470,817

For the nine months ended September 30, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$312,734	$312,734
Transaction-based fees	—	442,870	442,870
Maintenance	—	351,182	351,182
Professional services	—	213,770	213,770
Software licenses and royalties	45,820	5,964	51,784
Hardware and other	25,643	—	25,643
Total	$71,463	$1,326,520	$1,397,983
Recurring Revenues
The majority of our revenue is comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements and transaction-based fees, which relate to digital government services, e-filing transactions, and payment processing. These revenues are considered recurring because revenues from these sources are expected to recur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of three to five years. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenues. Maintenance and support is generally provided under annual, or in some cases, multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$277,497	$135,177	$—	$412,674
Non-recurring revenues	70,315	11,736	(41)	82,010
Intercompany	5,943	—	(5,943)	—
Total revenues	$353,755	$146,913	$(5,984)	$494,684

For the three months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$246,823	$124,861	$—	$371,684
Non-recurring revenues	75,515	23,843	2,149	101,507
Intercompany	5,541	—	(5,541)	—
Total revenues	$327,879	$148,704	$(3,392)	$473,191

For the nine months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$800,498	$422,100	$—	$1,222,598
Non-recurring revenues	206,197	34,692	7,330	248,219
Intercompany	17,878	—	(17,878)	—
Total revenues	$1,024,573	$456,792	$(10,548)	$1,470,817

For the nine months ended September 30, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$717,287	$389,499	$—	$1,106,786
Non-recurring revenues	220,676	64,762	5,759	291,197
Intercompany	16,472	—	(16,472)	—
Total revenues	$954,435	$454,261	$(10,713)	$1,397,983

(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	September 30, 2023	December 31, 2022
Enterprise Software	$563,766	$533,902
Platform Technologies	34,373	33,691
Corporate	3,027	2,982
Totals	$601,166	$570,575
Changes in total deferred revenue, including long-term, were as follows:

Nine months ended September 30, 2023
Balance as of December 31, 2022	$570,575
Deferral of revenue	1,023,931
Recognition of deferred revenue	(993,340)
Balance as of September 30, 2023	$601,166
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of September 30, 2023, was $1.95 billion, of which we expect to recognize approximately 47% as revenue over the next 12 months and the remainder thereafter.
(6)    Deferred Commissions
Sales commissions earned by our salesforce are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $46.4 million and $43.8 million as of September 30, 2023, and December 31, 2022, respectively. Amortization expense was $5.0 million and $13.6 million for the three and nine months ended September 30, 2023, respectively, and $4.1 million and $11.2 million for the three and nine months ended September 30, 2022, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
On August 8, 2023, we acquired Computing System Innovations, LLC (CSI), a leading provider of artificial intelligence (AI) automation, redaction, and indexing solution for courts, recorders, attorneys, and others. The total purchase price, net of cash acquired of $0.4 million, was approximately $36.3 million, consisting of $33.4 million paid in cash and $3.3 million related to indemnity holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of CSI’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $0.9 million and assumed liabilities of approximately $2.4 million. We recorded goodwill of approximately $21.4 million, all of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $16.8 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The intangible assets of $16.8 million are attributable to customer relationships and acquired software and will be amortized over a weighted average period of approximately 13 years.
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
The operating results of CSI and Rapid are included with the operating results of the Enterprise segment and Platform Technologies segment, respectively, since the inception date of each acquisition. Also, the impact of these acquisitions on our operating results, assets, and liabilities is not material, individually or in the aggregate.
As of September 30, 2023, the purchase price allocations for CSI and Rapid are not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of September 30, 2023, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. For the nine months ended September 30, 2023, we incurred fees of approximately $256,000 for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions.
(8)    Debt
The following table summarizes our total outstanding borrowings related to the 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	September 30, 2023	December 31, 2022
2021 Credit Agreement
Revolving credit facility	S + 1.50%	April 2026	$—	$—
Term Loan A-1	S + 1.50%	April 2026	140,000	290,000
Term Loan A-2	S + 1.25%	April 2024	—	105,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			740,000	995,000
Less: unamortized debt discount and debt issuance costs			(4,830)	(7,611)
Total borrowings, net			735,170	987,389

Less: current portion of debt			(30,000)	(30,000)
Carrying value			$705,170	$957,389
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
In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, currently 0.25% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio. As of September 30, 2023, we have fully repaid amounts due under Term Loan A-2.
The amended 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of September 30, 2023, we were in compliance with those covenants.
The carrying amount is the par value of the Revolving Credit Facility and Term Loans less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying condensed consolidated statements of income.
Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due in 2026 in the aggregate principal amount of $600.0 million (“the Convertible Senior Notes” or “the Notes”). The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 9, 2021, with U.S. Bank National Association, as trustee. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million.
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
As of September 30, 2023, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest
The weighted average interest rates for the borrowings under the 2021 Credit Agreement and Convertible Senior Notes were 6.92% and 0.25%, as of September 30, 2023, respectively. During the nine months ended September 30, 2023, the effective interest rates for our borrowings were 7.43% and 0.54% for the 2021 Credit Agreement and the Convertible Senior Notes, respectively. The following sets forth the interest expense recognized related to the borrowings under the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense - Revolving Credit Facility	$(319)	$(320)	$(1,257)	$(948)
Contractual interest expense - Term Loans	(3,787)	(5,234)	(13,993)	(12,603)
Contractual interest expense - Convertible Senior Notes	(375)	(375)	(1,125)	(1,125)
Amortization of debt discount and debt issuance costs	(1,327)	(3,329)	(3,504)	(5,600)
Total	$(5,808)	$(9,258)	$(19,879)	$(20,276)
As of September 30, 2023, we had one outstanding standalone letter of credit totaling $750,000. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the nine months ended September 30, 2023, we repaid $255.0 million of the Term Loans.

(9)    Financial Instruments
The following table presents our financial instruments:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$131,486	$173,857
Available-for-sale investments	21,176	55,538
Equity investments	10,000	10,000
Total	$162,662	$239,395
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
As of September 30, 2023, we have an accrued interest receivable balance of approximately $118,000 which is included in accounts receivable, net. We do not record an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the three and nine months ended September 30, 2023, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	September 30, 2023	December 31, 2022
Amortized cost	$21,877	$56,670
Unrealized gains	—	16
Unrealized losses	(701)	(1,148)
Estimated fair value	$21,176	$55,538
As of September 30, 2023, we have $11.6 million of available-for-sale debt securities with contractual maturities of one year or less and $9.6 million with contractual maturities greater than one year. As of September 30, 2023, three available-for-sale debt securities with a fair value of $5.0 million have been in a loss position for one year or less and 21 securities with a fair value of $15.9 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales and maturities	$8,345	$14,457	$45,452	$55,052
Realized losses on sales, net of tax	—	(72)	(1)	(79)
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

(10)    Other Comprehensive Income (Loss)
The following table presents the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(785)	$—	$(785)
Other comprehensive loss before reclassifications	263	—	263
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive loss	263	—	263
Balance as of September 30, 2023	$(522)	$—	$(522)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of June 30, 2022	$(809)	$—	$(809)
Other comprehensive loss before reclassifications	(109)	—	(109)
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	72	—	72
Other comprehensive loss	(37)	—	(37)
Balance as of September 30, 2022	$(846)	$—	$(846)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(844)	$—	$(844)
Other comprehensive income before reclassifications	321	—	321
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	1	—	1
Other comprehensive income	322	—	322
Balance as of September 30, 2023	$(522)	$—	$(522)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(852)	—	(852)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	79	—	79
Other comprehensive loss	(800)	—	(800)
Balance as of September 30, 2022	$(846)	$—	$(846)

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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$21,176	$—	$—	$21,176
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	139,395	—	139,395
Term Loan A-2	—	—	—	—
Convertible Senior Notes due 2026	—	586,098	—	586,098
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivable, accounts payable, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of September 30, 2023, we have $21.2 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 1 as they are based on inputs from unadjusted quoted prices that are available in active markets for identical assets or liabilities.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As of September 30, 2023, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2022, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the nine months ended September 30, 2023.

Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our amended 2021 Credit Agreement would approximate book value as of September 30, 2023, because our interest rates reset approximately every 30 days or less.
The carrying amount of the Revolving Credit Facility and Term Loans is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying condensed consolidated statements of income.
The fair value of our Convertible Senior Notes is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. See Note 8, “Debt,” for further discussion.
The carrying amount of the Convertible Senior Notes is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in the accompanying condensed consolidated statements of income.
The following table presents the fair value and carrying value, net, of the 2021 Credit Agreement and our Convertible Notes:

	Fair Value at		Carrying Value at
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	139,395	288,302	139,395	288,302
Term Loan A-2	—	104,603	—	104,603
Convertible Senior Notes due 2026	586,098	560,910	595,775	594,484
	$725,493	$953,815	$735,170	$987,389
(12)    Income Tax Provision

We had an effective income tax rate of 20.2% and 17.3% for the three and nine months ended September 30, 2023, respectively, compared to negative 2.8% and 13.5% for the three and nine months ended September 30, 2022, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2023, as compared to the prior periods, was due to a favorable true-up adjustment associated with research tax credits recorded in the third quarter of 2022, offset by liabilities for uncertain tax positions, and a decrease in state income taxes and excess tax benefits related to stock incentive awards in the current year.
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
We made income tax payments of $118.0 million and $35.3 million in the nine months ended September 30, 2023, and 2022, respectively.

(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income, pursuant to ASC 718, Stock Compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscriptions, maintenance, and professional services	$6,847	$7,181	$19,626	$20,820
Sales and marketing expense	2,628	2,206	7,388	6,571
General and administrative expense	17,506	17,525	53,891	50,600
Total share-based compensation expense	$26,981	$26,912	$80,905	$77,991
(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$47,011	$53,233	$127,016	$133,163
Denominator:
Weighted-average basic common shares outstanding	42,087	41,600	42,002	41,523
Assumed conversion of dilutive securities:
Stock awards	754	807	734	902
Convertible Senior Notes	—	—	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,841	42,407	42,736	42,425
Earnings per common share:
Basic	$1.12	$1.28	$3.02	$3.21
Diluted	$1.10	$1.26	$2.97	$3.14
For the three and nine months ended September 30, 2023, and 2022, stock awards, representing the right to purchase common stock of approximately 260,000 and 369,000 shares and 361,000 and 354,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and nine months ended September 30, 2023, and 2022, as their effect would be antidilutive given none of the conversion features have been triggered. See Note 8, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.
(15)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with maturities between one and 11 years. Some of these leases include options to extend for up to six years. We have no finance leases and one related party lessor agreement (see Note 16, "Related party transactions") as of September 30, 2023. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, we incurred lease restructuring costs, resulting in $3.1 million and $4.5 million of operating lease costs. During both the three and nine months ended September 30, 2022, we incurred lease restructuring costs resulting $1.4 million of operating lease costs.

The components of operating lease expense were as follows:

Lease Costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$6,306	$4,601	$13,816	$10,609
Short-term lease cost	540	578	1,576	1,572
Variable lease cost	233	276	769	850
Net lease cost	$7,079	$5,455	$16,161	$13,031
Supplemental information related to leases is as follows:

Other Information	Nine Months Ended September 30,
	2023	2022
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,118	$10,247

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,108	$23,821

Lease term and discount rate:
Weighted average remaining lease term (years)	6.9	7.3
Weighted average discount rate	1.66%	1.57%
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
Rental income from third-party tenants for the three and nine months ended September 30, 2023, totaled $552,000 and $1.6 million, respectively, and for the three and nine months ended September 30, 2022 totaled $456,000 and $1.2 million, respectively. As of September 30, 2023, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2023 (Remaining)	$592
2024	3,049
2025	2,317
2026	1,171
2027	913
Thereafter	733
Total	$8,775
(16) Related Party Transactions
In April 2023, we entered into an arm's length lease agreement with a company co-owned by a member of the Company’s board of directors for 25,000 square feet of office space in our Lubbock, Texas facility. The lease agreement, which commenced on April 1, 2023, has an initial term of five years with a pro-rata base rent of $25,000 per month until December 1, 2023, and a base rent of $60,000 per month thereafter. We recognized rental income of $150,000 under this lease for the nine months ended September 30, 2023.

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
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $235 million through 2031.
(18)    Subsequent Events
On October 31, 2023, we completed two acquisitions for the total consideration of approximately $38 million, paid in all cash for one transaction and in a mix of cash and stock for the other transaction.

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
Recent Acquisitions
On August 8, 2023, we acquired Computing System Innovations, LLC (CSI), a leading provider of artificial intelligence (AI) automation, redaction, and indexing solution for courts, recorders, attorneys, and others. CSI is operated as a part of the courts & justice business unit and the results of CSI from the dates of acquisition are included with the operating results of the ES segment.
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
Operating Results
For the three and nine months ended September 30, 2023, total revenues increased 4.5% and 5.2%, respectively, compared to the prior period. Revenues from recent acquisitions contributed $5.9 million or 1.2% and $16.8 million or 1.2% to the total revenues increases for the three and nine months ended September 30, 2023, respectively, compared to the prior period.
Subscriptions revenue grew 16.1% and 15.6% for the three and nine months ended September 30, 2023, respectively, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and payment services, offset by the decline in COVID pandemic related transaction-based revenue. Subscription revenues from recent acquisitions contributed $5.0 million or 2.0% and $15.8 million or 2.1% to the increases for the three and nine months ended September 30, 2023, respectively.
Our backlog as of September 30, 2023, was $1.95 billion, a 3.9% increase compared to September 30, 2022.
Our total employee count increased to 7,301 at September 30, 2023, including 66 employees who joined us through acquisitions completed since September 30, 2022, from 7,176 at September 30, 2022.
REGULATORY DEVELOPMENTS
Cybersecurity
In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule generally requires companies to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The Cybersecurity Final Rule also requires periodic disclosures of, among other things, details on the Company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective December 18, 2023. The Company will comply with the new requirement when it becomes effective.

Clawback Policy
On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (clawback) provisions mandated by Section 954 of the Dodd-Frank Act. The rules, which are set forth under new Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), directed U.S. stock exchanges to establish listing standards requiring listed companies to adopt policies providing for the recovery (or clawback) of incentive-based compensation received by current or former executive officers where such compensation is based on the erroneously reported financial information which required an accounting restatement (a “Clawback Policy”). Under the rules, a company must recover erroneously awarded incentive compensation “reasonably promptly” after such obligation is incurred. Rule 10D-1 also requires that the listing standards include disclosure requirements related to clawbacks.
On June 9, 2023, the SEC approved the NYSE’s proposed clawback listing standards. Consistent with Rule 10D-1, the NYSE listing standards require NYSE-listed companies, to (i) adopt a compliant Clawback Policy, (ii) file the Clawback Policy as an exhibit to their annual reports, and (iii) provide certain disclosures relating to any compensation recovery triggered by the policy. Failure to comply with the NYSE listing standards could result in a suspension from trading on the NYSE and the commencement of delisting procedures. Listed companies are required to adopt a compliant Clawback Policy no later than December 1, 2023. The Company's board of directors is currently evaluating NYSE clawback policy requirements and will comply with the new requirements by December 1, 2023.
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

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscriptions	59.7%	53.8%	59.4%	54.0%
Maintenance	23.7	24.8	23.6	25.1
Professional services	12.4	15.2	12.8	15.3
Software licenses and royalties	2.1	4.3	2.1	3.7
Hardware and other	2.1	1.9	2.1	1.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	50.1	51.9	51.4	52.9
Software licenses, royalties, and amortization of acquired software	2.5	3.2	2.4	3.2
Amortization of software development	0.6	0.3	0.6	0.3
Hardware and other	1.3	1.3	1.6	1.4
Sales and marketing expense	7.3	7.1	7.5	7.2
General and administrative expense	15.9	14.8	15.5	14.3
Research and development expense	5.7	5.3	5.7	5.2
Amortization of other intangibles	3.7	3.2	3.7	3.1
Operating income	12.9	12.9	11.6	12.4
Interest expense	(1.2)	(2.0)	(1.4)	(1.5)
Other income, net	0.2	—	0.2	0.1
Income before income taxes	11.9	10.9	10.4	11.0
Income tax provision (benefit)	2.4	(0.2)	1.8	1.5
Net income	9.5%	11.1%	8.6%	9.5%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$165,923	$135,336	$30,587	23%	$468,889	$384,346	$84,543	22%
PT	129,267	119,010	10,257	9	404,555	371,258	33,297	9
Total subscriptions revenue	$295,190	$254,346	$40,844	16%	$873,444	$755,604	$117,840	16%
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
Subscriptions revenue grew 16.1% and 15.6% for the three and nine months ended September 30, 2023, respectively, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues. Subscription revenues from recent acquisitions contributed $5.0 million or 2.0% and $15.8 million or 2.1% to the increases for the three and nine months ended September 30, 2023, respectively.

Total subscriptions revenue derived from SaaS arrangements fees was $138.5 million and $387.0 million for the three and nine months ended September 30, 2023, respectively, compared to $109.9 million and $312.7 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, respectively, SaaS fees grew $28.6 million, or 26.0% and $74.3 million, or 23.8% compared to prior period. New SaaS clients as well as existing on-premises clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and nine months ended September 30, 2023, respectively, we added 161 and 476 new SaaS clients and 79 and 246 on-premises existing clients elected to convert to our SaaS model. Since September 30, 2022, we have added 616 new SaaS clients while 328 existing on-premises clients converted to our SaaS offerings. Our mix of new software contract mix for the nine months ended September 30, 2023, was approximately 19% perpetual software license arrangements and approximately 81% subscription-based arrangements compared to total new contract mix for the nine months ended September 30, 2022, of approximately 22% perpetual software license arrangements and approximately 78% subscription-based arrangements.
Total subscriptions revenue derived from transaction-based fees was $156.7 million and $486.4 million for the three and nine months ended September 30, 2023, respectively, compared to $144.4 million and $442.9 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, respectively, transaction-based fees grew $12.2 million, or 8.5% and $43.6 million, or 9.8% compared to prior period. Contributing to the growth in transaction-based fees for the three and nine months ended September 30, 2023, respectively, are the increase of $7.1 million and $19.1 million, respectively, from online payments and e-filing services, and the impact of transaction-based fees from recent acquisitions of $5.0 million and $15.8 million, respectively, compared to prior period. The remainder of the increases for the three and nine months ended September 30, 2023, are primarily attributable to the growth in transaction-based fees from our state enterprise contracts related to our digital solutions business unit. The increase for the nine months ended September 30, 2023, in transaction-based fees was offset by the decline of $10.8 million, in COVID pandemic related transaction-based revenues compared to prior period.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$111,574	$111,486	$88	—%	$331,609	$332,941	$(1,332)	—%
PT	5,910	5,852	58	1	17,545	18,241	(696)	(4)
Total maintenance revenue	$117,484	$117,338	$146	—%	$349,154	$351,182	$(2,028)	(1)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue remained flat for the three months ended September 30, 2023, and decreased 1% for the nine months ended September 30, 2023, respectively, compared to the prior period. For the nine months ended September 30, 2023, maintenance revenue slightly declined mainly due to the impact of clients converting from on-premises license arrangements to SaaS, partially offset by annual maintenance rate increases and maintenance associated with new software license sales.
Annualized Recurring Revenues
Subscriptions and maintenance are considered recurring revenue sources. Annualized recurring revenues (ARR) are calculated by annualizing the current quarter's recurring revenues from maintenance and subscriptions as reported in our statement of operations. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric we believe is widely used by companies in the technology sector and by investors, which we believe offers insight to the stability of our maintenance and subscription revenues to be recognized within the year, which are considered recurring in nature, with some seasonality.

Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements and transaction-based fees, which relate to digital government services, e-filing transactions, and payment processing. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. Transaction-based fees are historically highest in the second quarter, which coincides with peak outdoor recreation seasons and statutory filing deadlines in many jurisdictions, and lowest in the fourth quarter due to fewer business days and lower transaction volumes around holidays. Because ARR is an annualized revenue amount, the metric can fluctuate from quarter to quarter due to this seasonality.
ARR was $1.65 billion and $1.49 billion as of September 30, 2023, and 2022, respectively. ARR increased 11.0% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
Professional services
The following table sets forth a comparison of our professional services revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$52,413	$51,079	$1,334	3%	$159,168	$152,899	$6,269	4%
PT	8,713	20,739	(12,026)	(58)	29,307	60,871	(31,564)	(52)
Total professional services revenue	$61,126	$71,818	$(10,692)	(15)%	$188,475	$213,770	$(25,295)	(12)%
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
Professional services revenue decreased 15% and 12% for the three and nine months ended September 30, 2023, respectively, compared to the prior period, primarily attributed to lower revenues generated by the COVID pandemic-related rent relief services, which declined $11.7 million and $36.7 million, respectively, compared to prior period. The decline is partially offset by increased billable travel revenue as onsite services have increased post-pandemic.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
ES	$7,531	$17,166	$(9,635)	(56)%	$25,078	$47,893	$(22,815)	(48)%
PT	3,023	3,103	(80)	(3)	5,385	3,891	1,494	38
Total software licenses and royalties revenue	$10,554	$20,269	$(9,715)	(48)%	$30,463	$51,784	$(21,321)	(41)%
Software licenses and royalties revenue decreased 48% and 41% for the three and nine months ended September 30, 2023, respectively, compared to the prior period. The decrease is primarily attributed to the shift in the mix of new software contracts toward more subscription-based agreements compared to the prior period.
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

Cost of revenues and overall gross margin
The following table sets forth a comparison of the key components of our cost of revenues for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Subscriptions, maintenance, and professional services	$247,781	$245,711	$2,070	1%	$755,985	$738,712	$17,273	2%
Software licenses and royalties	3,120	1,655	1,465	89	7,865	4,647	3,218	69
Amortization of software development	3,083	1,507	1,576	105	8,568	3,993	4,575	115
Amortization of acquired software	9,035	13,622	(4,587)	(34)	26,879	40,882	(14,003)	(34)
Hardware and other	6,505	6,033	472	8	23,346	19,219	4,127	21
Total cost of revenues	$269,524	$268,528	$996	—%	$822,643	$807,453	$15,190	2%
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
The cost of subscriptions, maintenance, and professional services for the three and nine months ended September 30, 2023, increased $2.1 million or 1%, and $17.3 million or 2%, respectively, compared to the prior period. The impact from recent acquisitions was $3.4 million and $10.5 million, respectively, for the three and nine months ended September 30, 2023. The remaining of subscriptions, maintenance and professional services expenses remained flat and increased 1%, for the three and nine months ended September 30, 2023, respectively. Excluding employees from recent acquisitions, our professional services staff grew by 105 employees since September 30, 2022, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.
Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third party software costs. We do not have any direct costs associated with royalties.
The cost of software licenses and royalties for the three and nine months ended September 30, 2023, increased $1.5 million or 89% and increased $3.2 million or 69%, respectively, compared to the prior period due to higher third party software costs.
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
For the three and nine months ended September 30, 2023, amortization of software development costs increased $1.6 million or 105% and increased $4.6 million or 115%, respectively, compared to the prior period and is attributable to new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of other intangibles range from five to 10 years.
For the three and nine months ended September 30, 2023, amortization of acquired software declined $4.6 million or 34% and $14.0 million or 34%, respectively, compared to the prior period due to assets becoming fully amortized in the fourth quarter 2022, offset by amortization of newly acquired software from recent acquisitions completed in fiscal year 2023 and late 2022.

The following table sets forth a comparison of overall gross margin for the periods presented as of September 30:

	Three Months Ended			Nine Months Ended
	2023	2022	Change	2023	2022	Change
Overall gross margin	45.5%	43.3%	2.2%	44.1%	42.2%	1.9%
Overall Gross Margin. For the three and nine months ended September 30, 2023, our overall gross margin increased 2.2% and 1.9%, respectively, compared to the prior period. The increases in overall gross margin compared to the prior period is due to growth in subscription revenues and the decline in low margin COVID-related revenues and related costs. Also contributing to the increases in overall gross margin is the decline in amortization of acquired software expense compared to the prior period. The margin increases are partially offset by lower revenue from software licenses and maintenance, duplicate hosting costs as we transition from our proprietary data centers to the public cloud, and higher personnel costs.
Sales and marketing expense
Sales and marketing expense (“S&M”) consists primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing costs. The following table sets forth a comparison of our S&M expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Sales and marketing expense	$35,898	$33,688	$2,210	7%	$110,104	$100,776	$9,328	9%
S&M as a percentage of revenues was 7.3% and 7.5% for the three and nine months ended September 30, 2023, respectively, compared to 7.1% and 7.2% for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, S&M expense increased approximately 7% and 9%, respectively, compared to the prior period. Increases for the three and nine months ended September 30, 2023, are primarily attributed to higher commission expense and bonus expense resulting from improved operating results and increased share-based compensation expense.
General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development as well as third party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, amortization of software development for internal use, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
General and administrative expense	$78,519	$69,931	$8,588	12%	$228,560	$200,440	$28,120	14%
G&A as a percentage of revenue was 15.9% and 15.5% for the three and nine months ended September 30, 2023, respectively, compared to 14.8% and 14.3% for the three and nine months ended September 30, 2022, respectively. G&A expense increased approximately 12% and 14% for the three and nine month ended September 30, 2023, respectively, compared to the prior period. The increases in G&A are primarily attributed to increases in amortization of software development for internal use, increases in travel-related expenses and other administrative costs, higher personnel costs from increased employee headcount, increased costs of health benefits, higher bonus expense due to improved operating results, and increased share-based compensation expense. Our administrative staff grew by 36 employees since September 30, 2022. For the three and nine months ended September 30, 2023, respectively, G&A expense also included $3.1 million and $4.5 million related to lease restructuring and other asset write-offs.

Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
The following table sets forth a comparison of our research and development expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Research and development expense	$28,282	$25,190	$3,092	12%	$83,421	$72,517	$10,904	15%
Research and development expense increased 12% and 15% for the three and nine months ended September 30, 2023, respectively, compared to the prior period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development.
Amortization of other intangibles
Other intangibles are comprised of the excess of the purchase price over the fair value of net tangible assets acquired that are allocated to acquired software and customer related, trade name, and leases acquired intangibles. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of customer related, trade name, and leases acquired intangibles is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of amortization of other intangibles for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Amortization of other intangibles	$18,526	$14,941	$3,585	24%	$55,300	$43,259	$12,041	28%
For the three and nine months ended September 30, 2023, respectively, amortization of other intangibles increased compared to the prior period due to the impact of intangibles added with recent acquisitions and the accelerated amortization of certain trade name intangibles due to branding changes in 2023.
Interest expense
The following table sets forth a comparison of our interest expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Interest expense	$(5,808)	$(9,258)	$3,450	(37)%	$(19,879)	$(20,276)	$397	(2)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three and nine months ended September 30, 2023, compared to the prior period is primarily attributable to lower interest incurred as a result of our accelerated repayment of the term loans, offset by accelerated amortization expense related to debt issuance costs and an increase in interest rates in 2023 compared to 2022.

Other income, net
The following table sets forth a comparison of our other income, net, for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Other income, net	$787	$131	$656	501%	$2,676	$712	$1,964	276%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and nine months ended September 30, 2023, compared to the prior period is due to increased interest income generated from invested cash as a result of higher interest rates in 2023 compared to 2022.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2023	2022	$	%	2023	2022	$	%
Income tax (benefit) provision	$11,903	$(1,447)	$13,350	(923)%	$26,570	$20,811	$5,759	28%

Effective income tax rate	20.2%	(2.8)%			17.3%	13.5%
The increase in the effective tax rate for the three and nine months ended September 30, 2023, as compared to the prior periods, was due to a favorable true-up adjustment associated with research tax credits recorded in the third quarter of 2022, offset by liabilities for uncertain tax positions, and a decrease in state income taxes and excess tax benefits related to stock incentive awards in the current year.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2023, we had cash and cash equivalents of $131.5 million compared to $173.9 million at December 31, 2022. We also had $21.2 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of September 30, 2023. These investments have varying maturity dates through 2027, and are held as available-for-sale. As of September 30, 2023, we had $140.0 million outstanding borrowings under our 2021 Credit Agreement and one outstanding letter of credit totaling $750,000 in favor of a client contract. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the capital markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the nine months ended September 30:

	2023	2022
Cash flows provided (used) by:
Operating activities	$233,021	$259,598
Investing activities	(40,610)	(125,754)
Financing activities	(234,782)	(257,088)
Net decrease in cash and cash equivalents	$(42,371)	$(123,244)
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

For the nine months ended September 30, 2023, operating activities provided cash of $233.0 million. Operating activities that provided cash were primarily comprised of net income of $127.0 million, non-cash depreciation and amortization charges of $114.2 million, non-cash share-based compensation expense of $80.9 million and non-cash amortization of operating lease right-of-use assets of $12.3 million. Working capital, excluding cash, decreased approximately $101.8 million mainly due to the timing of higher tax payments and deferred taxes associated with IRC Section 174, higher accounts receivable from seasonally high maintenance billings, the timing of prepaid expenses, the timing of payroll expenses, and deferred taxes associated with stock option activity during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. In addition, subscription renewals are billed throughout the year.
Days sales outstanding (“DSO”) in accounts receivable were 112 days at September 30, 2023, compared to 115 days at December 31, 2022, and 107 days at September 30, 2022. DSO is calculated based on quarter-end accounts receivable divided by the quotient of annualized quarterly revenues divided by 360 days. The decrease in DSO compared to December 31, 2022 is attributed to improved collection efforts. The increase in DSO compared to September 30, 2022, is attributed to the timing of payments from certain large clients and receipts from our state government partners.
Investing activities used cash of approximately $40.6 million in the nine months ended September 30, 2023. We invested $10.6 million and received $45.5 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2023 through 2027. Approximately $27.4 million of software development costs were capitalized. Approximately $12.5 million was invested in property and equipment, including $7.9 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of growth, particularly as we transition from our proprietary data centers to the public cloud. On August 8, 2023, we acquired CSI for the total purchase price of approximately $36.3 million, net of cash acquired of $415,000, consisting of $33.4 million paid in cash and $3.3 million related to related to indemnity holdbacks, subject to certain post-closing adjustments. We also paid $2.6 million primarily related to a small acquisition completed during first quarter 2023 and holdbacks related other acquisitions completed in 2022.
Financing activities used cash of $234.8 million in the nine months ended September 30, 2023, primarily attributable to repayment of $255.0 million of term debt, partially offset by payments received from stock option exercises, net of withheld shares for taxes upon vesting of equity awards and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of November 1, 2023, we have authorization from our board of directors to repurchase up to 2.3 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.
As of September 30, 2023, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026.
On January 28, 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate.
Under our amended 2021 Credit Agreement, we had $140 million in outstanding principal for the Term Loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of September 30, 2023. As of September 30, 2023, we had one outstanding letter of credit totaling $750,000. The letter of credit, which guarantees our performance under a client contract, renews annually and expires in the third quarter of 2026.
In the nine months ended September 30, 2023, and 2022, respectively, we paid interest of $16.8 million and $14.7 million. See Note 8, "Debt," to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2021 Credit Agreement.
We paid income taxes, net of refunds received, of $118.0 million and $35.3 million in the nine months ended September 30, 2023 and 2022, respectively. In the nine months ended September 30, 2023, stock option exercise activity generated net tax benefits of $5.6 million and reduced tax payments accordingly, as compared to $6.0 million in the same period in 2022.

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
We anticipate that 2023 capital spending will be between $58 million and $60 million, including approximately $35 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We also expect cash tax payments to be higher as a result of IRC Section 174. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
On October 31, 2023, we completed two acquisitions for the total consideration of approximately $38 million, paid in all cash for one transaction and a mix of cash and stock for the other transaction. From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements and they expire from one and 11 years. Some of these leases include options to extend for up to six years.
Other than the accelerated repayment of $255.0 million of the Term Loans under the amended 2021 Credit Agreement, there were no material changes to our future minimum contractual obligations since December 31, 2022, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 22, 2023. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of September 30, 2023. Refer to Note 8, “Debt,” Note 12, “Income Tax,” Note 15, “Leases,” and Note 17, “Commitment and Contingencies,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of September 30, 2023, we had $140.0 million of outstanding borrowings under our amended 2021 Credit Agreement and available borrowing capacity under the 2021 Credit Agreement was $500.0 million.
In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%. As of September 30, 2023, we have fully repaid amounts due under Term Loan A-2.
During the nine months ended September 30, 2023, the effective interest rate for our borrowings was 7.43%. Based on the aggregate outstanding principal balance under the 2021 Credit Agreement as of September 30, 2023, of $140.0 million, each quarter point change in interest rates would result in a $350,000 change in annual interest expense.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
The Company has implemented new accounting and financial management software effective July 1, 2023, which is expected to improve the efficiency of certain financial and related business processes. The implementation of our new system was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The implementation was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the implementation. Management will continue to monitor, test and evaluate the operating effectiveness of internal controls related to the new accounting and financial management software during the post-implementation period to ensure that effective controls over financial reporting continue to be maintained.
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the nine months ended September 30, 2023, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
(c) Trading Plans
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
Date: November 1, 2023