Form 10-K
period 2023-12-31
TYLER TECHNOLOGIES INC
filed 2024-02-21
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer", "accelerated filer”, "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐     No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was $17,373,822,183 based on the reported last sale price of common stock on June 30, 2023, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 20, 2024 was 42,276,136.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 9, 2024.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1.    BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler”) is a leading provider of integrated software and technology management solutions for the public sector. Our solutions empower local, state, and federal government entities to create smarter, safer, and stronger communities. We offer the broadest range of software solutions and services designed for every level of public sector government agency. Our solutions deliver mission-critical technology to support the essential functions of government, including public safety, justice, public health, taxation and budgeting, infrastructure and land use, outdoor recreation, utility and civic services, regulation, K-12 education, and social services. We provide both the back-office systems-of-record that serve the operational needs of specific government agencies, as well as platform technology solutions that are designed to integrate with our back-office solutions and be deployed and connected across many agencies. Examples of transformative platform technologies include our market-leading payments platform, data platform, low-code application development platform, and digital resident experience solutions.
We maintain deep, long-term relationships with state and local government agencies, including dedicated state-level offices in the 28 states in which we have enterprise contracts. Our professional information technology (“IT”) services include cloud-based software deployment, data conversion, and training. We also provide continuing client support services to ensure product performance and reliability, providing us with long-term client relationships and a significant base of recurring revenue.
MARKET OVERVIEW
The federal, state, and local public sector market is one of the largest and most decentralized IT markets in the country, consisting of hundreds of federal agencies, all 50 states, approximately 3,000 counties, 36,000 cities and towns, and 12,600 school districts. This market is also comprised of approximately 40,000 special districts and other agencies, each with specialized delegated responsibilities and unique information management requirements.
Today, government agencies play an essential role in all aspects of society, including providing protection and security, delivering public services, ensuring public health, effectively administrating public resources, developing and enforcing regulations, and maintaining engagement with the public. In an increasingly digital world, constituents expect more transparency, frictionless service, and better online experiences from public entities. As a result, government entities recognize the increasing value of information management systems and services to, among other things, improve transactional revenue collection, provide transparency and increased access to information, and streamline the delivery of services to their constituents. Government bodies recognize “digital government” is not just a modern convenience, but a requirement for good governance. From integrated public safety and justice information systems to systems that integrate tax, finance, infrastructure, and land use processes, many jurisdictions have benefited significantly from the implementation of jurisdiction-wide systems that allow different agencies or government offices to share data and provide a more comprehensive approach to information management.
Agencies at all levels of government face challenges in attracting and retaining the staff necessary to support their IT operations. As a result, they seek to establish long-term relationships with reliable providers of high-quality IT products and services such as Tyler.
Although governments often face budgetary constraints in their operations, their primary revenue sources are usually property, business, and sales tax revenue, as well as transactional fees and service charges, which historically tend to be relatively stable. Government agencies increasingly rely on digital payment solutions to streamline the collection and distribution of government funds. In addition, the acquisition of modern technology typically enables governments to operate more efficiently and securely and often provides a measurable return on investment that justifies the purchase of software and related services.
Gartner, Inc., a leading information technology research and advisory company, estimates that: state and local government application and vertical specific software spending are expected to grow from $31.8 billion in 2024 to $46.9 billion in 2027; professional services and support segments of that market are expected to expand from $36.4 billion in 2024 to $46.8 billion in 2027; application and vertical specific software sales in the primary and secondary education segments of the market are expected to expand from $6.2 billion in 2024 to $8.6 billion in 2027 while related professional services and support are expected to grow from $5.7 billion in 2024 to $7.5 billion in 2027. For the national and international government markets, Gartner estimates that application and vertical specific software sales are expected to expand from $48.0 billion in 2024 to $71.9 billion in 2027, while related professional services and support are expected to grow from $71.6 billion in 2024 to $93.5 billion in 2027.

Tyler is a leading provider of integrated solutions for the public sector. Tyler management believes we compete based on several key factors, including:
•The breadth, depth, and quality of our product and service offerings
•Deep industry expertise with proven implementation success
•Technological innovation
•Name recognition, reputation, and references
•Value and return-on-investment
•Financial strength and stability
PRODUCTS AND SERVICES
We provide a comprehensive and flexible suite of products and services that addresses the information technology needs of cities, counties, states, schools, federal agencies, and other government entities.
We design, develop, market, and support a broad range of software solutions to serve mission-critical “back-office” functions of the public sector. Many of our back-office software applications integrate with our transformative platform solutions, such as our unified payments platform, data and insights platform, and digital public engagement solutions that allow for real-time public access to a variety of information or that allow the public to transact business with governments online.
Each of our core software solutions consists of several fully integrated applications. In some of the product areas, such as financial management and education and property appraisal and tax, we offer multiple solutions designed to meet the needs of different sized governments.
A description of our primary suites of products and services follows:
Platform & Transformative Technology Solutions
Our platform and transformative technology solutions create the foundation for government innovation and enhance our clients’ ability to connect with constituents, conduct business, collect and disburse funds, safeguard systems, and leverage data to its fullest. Many of these solutions are integrated into our products, while others can be leveraged as add-on solutions. Our platform & transformative technology solutions include:
•Cybersecurity: Augments government agencies’ resources with access to advanced expertise for program design, 24/7 threat detection and response, customized employee training, vulnerability testing, and more.
•Data & Insights: Allows agencies to transform data into insights about financial, operational, and strategic outcomes by making it easier to surface meaningful data for informing government decisions and citizens.
•Digital Solutions: Provides a seamless cross-department experience so that agencies can deliver a unified citizen experience and achieve better outcomes while helping workers and policymakers share, communicate, and leverage data more effectively.
•Payments: As the leading platform for public sector payment processes nearly half a billion transactions annually and covers the entire payments life cycle, including billing, presentment, merchant onboarding, collections, reconciliation, and disbursements.
•Platform Technologies: A low-code application development platform purpose-built for the public sector. Enables government workers to quickly build solutions and applications that suit their needs.
•Outdoor Recreation: Designed specifically for local, state, and federal outdoor agencies, our solutions encompass campsite reservations, activity registrations, licensing sales and renewals, and real-time data for conservation and park management.

Public Administration Solutions
Our public administration solutions connect the dots between departments, agencies, municipalities, and states to deliver the core business functions of the public sector. By making it easier to manage the business side of the public sector, agencies can focus on delivering the resources and services required to make their community a place where people want to live. Our public administration solutions include:
•Civic Services: Business management and community development solutions manage permitting, enforcement, health and safety inspections, compliance, maintenance and work orders, 311 requests, and more.
•ERP: Integrates core financial applications with human resources, revenue management, tax billing, utilities, asset management, and payment processing.
•Property & Recording: Manages all aspects of the property tax life cycle, including appraisal services, valuation, tax billing and collections, assessment administration, and land and official records.
•Regulatory: Permitting, licensing and regulatory management help local, state, and federal government agencies and departments of any size simplify every aspect of regulatory compliance.
Courts & Public Safety Solutions
Our integrated courts and public safety solutions are used at the municipal, county, state, and federal levels to help courts, prosecutors, defenders, jails, sheriff’s offices, police departments, and probation officers keep their communities safe. Our courts and public safety solutions include:
•Corrections: Connects courts, public safety, and supervision agencies to ensure safer and more efficient operations for correctional facilities.
•Courts & Justice: Provides case management and shares data with all justice partners by connecting courts, prosecutors, public defenders, and the filing community.
•Public Safety: Integrated public safety solutions designed to comply with state and federal reporting mandates, provide real-time information and instant data sharing across jurisdictions, and promote intelligence-led responses so that help arrives faster and more prepared.
K-12 Education Solutions
Our integrated school solutions enable districts to operate as a single system across campuses and functions. By bringing data together and making it accessible as needed to administrators, teachers, students, bus drivers, and parents, we are able to improve everyone’s ability to support the educational journey. Our K–12 Education solutions include:
•School ERP: Manages K-12 schools’ most essential business functions by integrating financial, budgeting, and procurement data. Our suite of human resource management tools helps schools efficiently manage payroll and employee information and hire and retain qualified teachers, staff, and substitutes.
•Student Transportation: Manages every aspect of the student transportation operation with integrated software and telematic hardware solutions to help ensure operational efficiency and cost-effectiveness.
Health & Human Services Solutions
Our integrated solutions enable health and human service agencies to leverage data and optimize operations to better maintain the well-being of communities. Our health & human services solutions include:
•Environmental Health: Streamlines the process of issuing permits, performing health inspections, running reports, and investigating complaints.
•Disability & Benefits: Helps programs and agencies administer benefits and makes it easier to manage the complexity of services like medical cannabis regulation, veterans’ benefits, vocational rehabilitation, workers’ compensation, and more.
Revenues
We derive our revenues from four primary sources:
•Subscription-based services
•Maintenance and support
•Professional services
•Software licenses and royalties

Subscription-Based Services
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transactions-based fees. We are able to provide the majority of our software products through our SaaS model. The clients who choose this model typically do not wish to maintain, update and operate these systems or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to ten years but are typically contracted for initial periods of three to five years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services. In certain arrangements, the client may also acquire a license to the software.
Other sources of subscriptions revenue are derived from transaction-based fees primarily related to digital government services, online payment solutions, which are sometimes offered with the assistance of third-party vendors, and online dispute resolution solutions.
Maintenance and Support
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
Nearly all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases, multi-year contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can generally be increased on renewal and may also increase as new license fees increase. Maintenance and support fees are generally paid annually in advance. Most maintenance contracts automatically renew unless the client or Tyler gives notice of termination prior to expiration. Similar support is provided to our SaaS clients and is included in their subscription fees, which are classified as subscription-based revenue.
Professional Services
We provide a variety of professional services to clients who utilize our software products. Our clients contract with us for installation, training, and data conversion services in connection with their implementation of Tyler’s software solutions, whether through a SaaS arrangement or on-premise software license. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, a data implementation team is generally onsite at the client’s facility or available via remote video conferencing to help ensure the smooth go-live with the new system. Implementation fees are charged separately to clients on either a fixed-fee or hourly charge basis, depending on the contract.
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
Software Licenses and Royalties
Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to “off-the-shelf” software licenses and specified upgrades at a point in time when control of the software license transfers to the customer, unless the software is not considered distinct. We consider "off-the-shelf" software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the customer for the customer’s purpose upon installation, and remaining services such as training are not considered highly interdependent or interrelated to the product's functionality. For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion using labor hours incurred as it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts.
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

STRATEGY
Our objective is to grow our revenues and earnings organically, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
•Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to clients our deep domain expertise in government operations through the high value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the government market.
•Continue to expand our product and service offerings. While we already have what we believe to be the broadest line of software products for the public sector, we continually strive to upgrade our core software applications and expand our complementary product and service offerings to respond to technological advancements and the changing needs of our clients. We regularly add new products and services to our portfolio through internal product development as well as acquisitions. We believe that the addition of new features and applications enhances the market appeal of our core products. We have also broadened our offerings of consulting and business process reengineering services.
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
•Expand our existing client relationships. Our existing customer base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing clients do not fully utilize. Add-on sales to existing clients typically involve lower sales and marketing expense than sales to new clients. In particular, since the acquisition of NIC, Inc.( “NIC”) in April 2021, we have been successfully selling Tyler software products into NIC’s client base and in turn providing NIC’s payment services to Tyler’s client base. We expect those opportunities to continue.
•Grow recurring revenues. We have a large recurring revenue base from subscription-based services and maintenance and support, which generated revenues of $1.6 billion, or 83% of total revenues, in 2023. We have historically experienced very low customer turnover (approximately 2% annually) and recurring revenues continue to grow as the installed customer base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $296.4 million in 2019 to $1.2 billion in 2023. We monitor Annualized Recurring Revenue (“ARR”), which is calculated based on quarter-to-date end total recurring revenues multiplied by four. ARR was $1.61 billion and $1.50 billion as of December 31, 2023, and 2022, respectively. ARR increased 8% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
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

•Pursue strategic acquisitions. We selectively pursue strategic acquisitions that provide us with one or more of the following:
◦New products and services to complement our existing offerings
◦Entry into new markets related to the public sector
◦New clients and/or geographic expansion
•Establish strategic alliances. We have a strategic collaboration agreement with Amazon Web Services ("AWS") for cloud hosting services, which brings together Tyler, the nation's largest software company exclusively focused on the public sector, and AWS, the broadest and deepest cloud platform. Specifically, the agreement with AWS provides the framework for development, training and collaboration in order to support next-generation applications that have the scalability, resiliency, and security AWS offers. AWS is assisting us in accelerating innovation and the development of strategic initiatives. These initiatives will bring the most advanced cloud-native services to Tyler clients, to help improve the flow of information and provide a better experience for state, local, and federal governments.
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

BACKLOG
At December 31, 2023, our revenue backlog was approximately $2.03 billion compared to $1.89 billion at December 31, 2022. The backlog generally represents signed contracts under which the revenue has not been recognized. Approximately $937 million, or 46%, of the backlog is expected to be recognized during 2024.
SEASONALITY
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
INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS, AND LICENSES
We regard certain features of our internal operations, software, and documentation as confidential and proprietary and rely on a combination of contractual restrictions, trade secret laws and other measures to protect our proprietary intellectual property. We generally do not rely on patents. We believe that, due to the rapid rate of technological change in the computer software industry, trade secrets and copyright protection are less significant than factors such as the knowledge, ability and experience of our employees, frequent product enhancements, and timeliness and quality of support services. We typically license our software products under non-exclusive license agreements, which are generally non-transferable and have a perpetual term.
HUMAN CAPITAL RESOURCES
Human Capital
Our experienced, collaborative team is one of the most significant contributors to our success in empowering the public sector to create smarter, safer, and stronger communities. Our effectiveness in attracting and developing talented team members, many of whom spend the majority of their careers at Tyler serving our public sector clients, demonstrates our commitment to providing a welcoming and safe workplace, with a culture, benefits, and continual growth opportunities for our team members.
As of December 31, 2023, we had approximately 7,300 team members. Approximately 95% of our team members work in one of our 66 U.S. offices or remotely in the U.S. Approximately 388 of our team members are in Canada, the Philippines, or India. Race and gender reporting are based on information provided by team members. We define leadership as positions which are one or two levels removed from our CEO with management responsibility. The tables below represent our workforce demographics as of December 31, 2023:

Race:
	White	Asian	Black or African American	Hispanic or Latino	Two or more races	Native Americans and Other Pacific Islanders	Not specified
Overall	70.5%	7.6%	4.7%	4.7%	2.1%	0.5%	9.9%
Leadership	96.4%	1.8%	—%	—%	—%	1.8%	—%

Gender:
	Male	Female	Non-Binary	Not specified
Overall	61.8%	37.2%	0.2%	0.8%
Leadership	60.0%	40.0%	—%	—%
We believe our efforts in managing and supporting our workforce are effective, as evidenced by current levels of applicants, team member tenure, high levels of engagement reported through continuous survey feedback from Tyler team members, and our low turnover.
Our team continues to work collaboratively with and for our clients and partners across multiple work arrangements: fully office-based, fully remote and a blended approach of office-based and remote work. Prior to COVID, 40% of team members worked remotely, primarily in sales and professional services roles. As of December 31, 2023, 63% of team members work remotely and 37% of team members are either partially or fully office based.

Voluntary workforce turnover (rolling 12-month attrition) was 8% as of December 31, 2023, a decrease from 2022 turnover of 10% and a return to pre-COVID levels of turnover at Tyler which consistently outperforms our industry peers. The average tenure of our team members continues to be approximately seven years and approximately 28% of our employees have been employed by Tyler for more than ten years. The most frequent factor cited by team members leaving Tyler in 2023 was career opportunities, with compensation also cited as a factor. We continue to invest in talent development and making career opportunities clear to team members and our 2023 efforts are discussed in further detail below.
Investments in Talent
We are committed to providing Tyler team members with career growth opportunities and the training and resources necessary to continually strengthen their skills. Our talent assessment and development programs are designed to provide managers and employees with the resources needed to achieve career goals, strengthen management skills and effectively lead their teams.
For example, in 2023:
•823 Tyler team members participated in approximately 11,000 hours of AWS cloud certification training. There were 324 AWS accreditations and 102 certifications completed, as we continue to invest in developing cloud skills across the Tyler workforce.
•Nearly 200 Tyler managers participated in our nine-month Tyler Manager Development program which includes more than 50 hours of interactive, experiential learning, focused on developing skills managers need to lead a high performing team, plus multiple leadership assessments, including 360-degree feedback, and a dedicated mentor to support their development. To date, 53% of our management leads have participated in the program.
•Division presidents and corporate function executives conducted annual leadership assessment and talent reviews with their HR leaders and leadership teams to plan for succession and identify development priorities within their teams.
•Tyler team members and managers completed over 30,000 hours of Tyler-sponsored AWS, management and compliance training to support continuous learning, professional training and development.
Oversight and Management
Our human resources team is tasked with leading and supporting our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, talent management and development. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices and our Diversity, Equity and Inclusion (“DEI”) efforts. Management periodically reports to the Board of Directors and its committees regarding human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.
Health & Safety
We invest in the well-being of Tyler team members and their families. We provide a range of offerings in support of mental and emotional, financial, and physical health and wellness not only for our team members, but also for their family members. Our team members continued to demonstrate elevated levels of mental, physical and financial stress in 2023. These levels increased during the pandemic and have been slow to moderate. Given this, we enhanced mental health resources for managers and team members in 2023 and increased the level of financial education resources available to staff at Tyler.
Diversity and Inclusion
We believe in the benefits of a diverse workforce and inclusive culture, and we achieved notable improvements in several key areas under our DEI Strategic Pillars in 2023 including:
•Parity in female hires and three-year improvement in racial diversity from application through to hire for the first time since we began tracking recruiting of diverse candidates;
•Continued increase through the year in the depth and diversity of equity grants across Tyler with over 20% of 2023 grantees representing first time grantees;
•A decision to redesign our efforts across Tyler to elevate and accelerate our focus on inclusion in alignment with our business objectives through the establishment of Tyler-wide Employee Resource Groups “(ERGs”) with multiple executive sponsors, which will be implemented in 2024.

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
Threats to IT security can take, and have in the past taken, a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our clients and our IT. They have in the past and may in the future develop and deploy malicious software to gain access to our internal networks, and/or to attack our products and services, gain access to data centers we use to host client deployments, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our internal network have disrupted and could in the future disrupt the security of our internal systems and business applications, and could impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats. Despite the network and application security, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, or loss or theft of confidential client data, transaction data, or proprietary company information, which may harm our business, reputation and future financial results. The lost revenue and containment, remediation, investigation, legal and other costs could be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.
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
We store and process increasingly large amounts of personally identifiable information and other confidential information of our clients. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve security controls, it is possible our security controls over personal data, our training of employees on data security, and other practices we follow may not prevent the improper disclosure of sensitive client data that we store and manage. Disclosure of personally identifiable information and/or other sensitive client data has resulted in obligations to send “data breach” notifications under applicable state laws, or to assist our clients in doing so, and/or could result in liability and harm our reputation.
We depend on third parties with whom we engage or collaborate for certain projects, deliverables, and/or financial transaction processes. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.
To satisfy our obligations under client contracts, we often engage third parties to provide certain deliverables or fulfill certain requirements. We may also use third parties to ensure that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver our solutions in a timely manner depends on our ability to retain and maintain relationships with third-party vendors and service providers and the ability of these third parties to meet their obligations in a timely manner, as well as on our effective oversight of their performance. If any third party fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations may be jeopardized. Third-party performance deficiencies could result in breaches of our obligations with respect to, or the termination for default of, one or more of our client contracts. A breach or termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows and financial condition and our ability to compete for future contracts and orders. A global economic slowdown, the lingering of a pandemic, or similar circumstances could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our business, operating results or financial condition could be adversely affected.
In addition, we may act as a subcontractor to a third-party prime contractor to secure new projects. Subcontracting arrangements where we are not the prime contractor pose unique risks to us because we may not have control over the customer relationship, and our ability to generate revenues under such subcontracts may depend on the prime contractor, its performance and relationship with the customer, and its relationship with us. We could suffer losses in the event a prime contract under which we serve as a subcontractor is terminated, whether for non-performance by the prime contractor or otherwise. Upon a termination of the prime contract, our subcontract would similarly terminate, and the resulting contract loss could have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.
We rely on third-party providers—including Amazon Web Services—for hosting services and other technology-related services needed to deliver certain of our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
A material portion of our business is provided through software hosting services, which are sometimes hosted from and use computing infrastructure provided by third parties, including Amazon Web Services (AWS). These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. If any of our data centers were to become inoperable for an extended period, we might be unable to fulfill our contractual commitments. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in client dissatisfaction, loss of revenues, and damage to our business.
Third-party hosting service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Because we cannot easily switch third-party hosting service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted. Problems faced by our hosting service providers could adversely affect the experience of our customers. For example, AWS has experienced significant service outages in the past and may do so again in the future.

Material portions of our business require the Internet infrastructure to be reliable.
Part of our future success continues to depend on the use of the Internet as a means to access public information and perform transactions electronically, including, for example, electronic filing of court documents and electronic payment processing. This in part requires ongoing maintenance of the Internet infrastructure, especially to prevent interruptions in service, as well as additional development of that infrastructure. This requires a reliable network backbone with the necessary speed, data capacity, security, and timely development of complementary products for providing reliable Internet access and services. If this infrastructure fails to be sufficiently developed or be adequately maintained, our business would be harmed because users may not be able to access our government portals. To date, any such outages have been temporary, and any business interruptions were contained and immaterial.
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
Our software products are complex and have in the past, and may in the future, contain errors or defects, especially when first introduced or when new versions or enhancements are released. Any such defects could result in a loss of revenues or delay market acceptance. Our license agreements typically contain provisions designed to limit our exposure to potential liability. However, it is possible we may not always successfully negotiate such provisions in our client contracts or the limitation of liability provisions may not be effective due to existing or future federal, state, or local laws, ordinances, or judicial decisions. Although we maintain errors and omissions and general liability insurance, and we try to structure contracts to limit liability, we cannot guarantee that a successful claim could not be made or would not have a material adverse effect on our future operating results.

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
Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property. There has also been an apparent evolution in the legal standards and regulations that courts and the U.S. patent office may apply in favorably evaluating software patent rights. We are not currently involved in any material intellectual property litigation; however, we may be a party to such litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot assure you that third parties will not assert infringement or misappropriation claims against us with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, costly, and a diversion to management. Any such claims and litigation could also cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.
Clients may elect to terminate our maintenance contracts and manage operations internally.
It is possible that our clients may elect to not renew maintenance contracts for our software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications that we provide on a hosted or software as a service basis). Alternatively, clients may elect to drop maintenance on certain modules that they ultimately decide not to use. This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors, which could adversely affect our business.
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
•Contract payments at times are subject to achieving implementation milestones, and we may have differences with clients as to whether milestones have been achieved
•Political resistance to the concept of contracting with third parties to provide IT solutions
•Legislative changes affecting a local government’s authority to contract with third parties
•Varying bid procedures and internal processes for bid acceptance
•Various other political factors, including changes in governmental administrations and personnel
Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

Global health crises, such as a pandemic, may adversely affect our business and results of operations.
We expect that a public health crisis, such as a pandemic, may negatively impact our business and financial results. As seen with a pandemic, certain infection rates or virus strains may result in government authorities imposing measures to contain the virus, including travel bans and restrictions, quarantines, and business limitations and shutdowns. While we are unable to accurately predict the full impact that a health crisis or pandemic would have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, a pandemic may negatively impact our revenues and other financial results.
Because an increasing portion of our revenues are recurring, the effect of public health-related shutdown on our results of operations may also not be fully reflected for some time. We may see some more immediate impact on our business should there be new delays in government procurement processes and uncertainty around public sector budgets, or new delays in implementations caused by travel restrictions, closed offices, or clients shifting focus to more pressing issues.
Appraisal projects and software implementations may be delayed if clients put projects on hold or slow projects by extending go-live dates. While we have the ability to deliver most of our professional services remotely, some of our professional services, including appraisal assessments, are more effective when performed on-site, and certain clients may continue to insist on on-site services in any event. In addition, our delivery of some professional services requires the availability of client personnel. There may be a negative impact on our revenues if we are unable to deliver these services. Also, we expect software licenses and subscriptions revenues to be negatively affected if there are delays in procurement processes. Some clients could request changes to payment terms, negatively impacting the timing of collections of accounts receivables in future periods.
We have historically evaluated goodwill for impairment annually as of October 1, or more frequently if impairment indicators arose. Subsequent to our annual goodwill impairment analysis, we monitor for any events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy, an inability to successfully introduce new products in the marketplace, an inability to successfully achieve internal forecasts or significant declines in our stock price, which may represent an indicator of impairment. The occurrence of any of these events, which could be caused or impacted by a public health crisis similar to the COVID-19 pandemic, may require us to record future goodwill impairment charges.
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
Many governmental agencies purchase products and services through an open bidding process. Generally, a governmental entity will publish an established list of requirements requesting potential vendors to propose solutions for the established requirements. To respond successfully to these requests for proposals, we must accurately estimate our cost structure for servicing a proposed contract, the time required to establish operations for the prospective client, and the likely terms of any other third-party proposals submitted. We cannot guarantee that we will win any bids in the future through the request for proposal process, or that any winning bids will ultimately result in contracts on favorable terms. Our failure to secure contracts through the open bidding process, or to secure such contracts on favorable terms, may adversely affect our revenues and gross margins.
We face significant competition from other vendors and potential new entrants into our markets.
We believe we are a leading provider of integrated software solutions for the public sector.
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
As of December 31, 2023, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes and $50 million under our 2021 Credit Agreement. In April 2021, we entered into the 2021 Credit Agreement with significantly increased borrowing capacity of up to $1.4 billion, and on the closing of the acquisition of NIC Inc. (“NIC”) on April 21, 2021, we borrowed initial loans in the aggregate principal amount of $1.15 billion. The 2021 Credit Agreement also has an option to increase the amount available up to an additional $500 million subject to our leverage and other factors. The proceeds from the issuance of our Convertible Senior Notes and from loans under the 2021 Credit Agreement were used as sources of funding for the acquisition of NIC. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

Pursuant to their terms, holders may convert their Convertible Senior Notes at their option prior to the scheduled maturities of their Convertible Senior Notes under certain circumstances. Upon conversion of the Convertible Senior Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be obligated to make cash payments. In addition, holders of our Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change (as defined in the Indenture, dated as of March 9, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”) (the “Indenture”)), at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. Although it is our intention, and we currently expect to have the ability, to settle the Convertible Senior Notes in cash, there is a risk that we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered or Convertible Senior Notes being converted. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the Convertible Senior Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other existing or future indebtedness. If the repayment of other indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the other indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof.
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
The Indenture governing the Convertible Senior Notes and the 2021 Credit Agreement do contain, and our future indebtedness agreements may contain covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Subject to customary carve-outs, thresholds and baskets, the 2021 Credit Agreement (and the Indenture by means of a cross-default) restricts, absent consent of the agent and lenders under the 2021 Credit Agreement, our ability and the ability of our restricted subsidiaries to, among other things:
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
Our borrowings under the 2021 Credit Agreement are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Revolving credit facility loans and Term A-1 Loans under the 2021 Credit Agreement bear interest at a per annum rate equal to, at our option, either (1) the administrative agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%. Our Term A-2 Loans bear interest, at our option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon our total net leverage ratio, as determined pursuant to the 2021 Credit Agreement. Based on the debt under the 2021 Credit Agreement, the aggregate principal outstanding balance as of December 31, 2023 is $50.0 million, and each quarter of a point change in interest rates would result in a $125,000 change in annual interest expense.
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
Inflation and interest rates.
Our liquidity and ongoing access to capital could be materially and negatively affected by increased volatility in the financial and securities markets, including increased inflation and interest rates. ∙ Our continued access to sources of liquidity depends on multiple factors, including global macroeconomic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. There has been increased volatility in the financial and securities markets, as well as increased inflation and interest rates, which generally has made access to capital less certain and has increased the cost of obtaining new capital. We may need to obtain equity, equity-linked, or debt financing in the future to fund our operations, including our acquisition strategy, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.

Risks Associated with Our Periodic Results and Stock Price
Fluctuations in quarterly revenues could adversely impact our operating results and stock price.
Our revenues and operating results can be difficult to predict and may fluctuate substantially from quarter to quarter for a variety of reasons, including:
•The size of license transactions can vary significantly
•Clients may unexpectedly postpone or cancel procurement processes due to changes in strategic priorities, project objectives, budget, or personnel
•Client purchasing processes vary significantly and a client’s internal approval, expenditure authorization, and contract negotiation processes can be difficult and time consuming to complete, even after selection of a vendor
•The number, timing, and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions
•We may have to defer revenues under our revenue recognition policies and GAAP
In each fiscal quarter, our expense levels, operating costs, and staffing levels are based to some extent on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations, we could experience a reduction in earnings. Also, if actual revenues or earnings for any given quarter fall below expectations, it may lead to a decline in our stock price.
Increases in our investment in research and development could decrease overall margins.
An important element of our corporate strategy is to continue to dedicate a significant amount of resources to research and development and related product and service opportunities, both through internal investments and the acquisition of intellectual property from companies that we have acquired. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position, and research and development expense could adversely affect operating margins.
Our stock price may be volatile.
The market price of our common stock may be volatile. Examples of factors that may significantly impact our stock price include:
•Actual or anticipated fluctuations in our operating results
•Announcements of technological innovations, new products, or new contracts by us or our competitors
•Developments with respect to patents, copyrights, or other proprietary rights
•Conditions and trends in the software and other technology industries
•Changes in financial estimates by securities analysts
•Changes in interest rates
•General economic and market conditions and other factors
In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices of technology company stocks and may in the future adversely affect the market price of our stock. Sometimes, securities class action litigation is filed following periods of volatility in the market price of a particular company’s securities. We cannot assure you that similar litigation will not occur in the future with respect to us. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon our financial performance.
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
A material portion of our historical growth has resulted from strategic acquisitions. Although our current focus is on organic internal growth, we will continue to identify and pursue strategic acquisitions with suitable candidates. These transactions involve significant challenges and risks, including risks that a transaction does not advance our business strategy; that we do not achieve the expected return on our investment; that we have difficulty integrating business systems and technology; that we have difficulty retaining or integrating new employees; that the transactions distract management from our other businesses; that we acquire unforeseen liabilities; and other unanticipated events. Our future success will depend, in part, on our ability to successfully integrate future acquisitions into our operations. It may take longer than expected to realize the full benefits of these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may be ultimately less than we expected. Although we conduct due diligence reviews of potential acquisition candidates, we may not identify all material liabilities or risks related to acquisition candidates. There can be no assurance that any such strategic acquisitions will be accomplished on favorable terms or will result in profitable operations.
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
Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition.
The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. If we are unable to mitigate wage rate increases driven by increases to the competitive labor market through automation and other labor savings initiatives, our labor costs may increase. Furthermore, high inflation rates could also push up our labor costs. There is no assurance that our revenues will increase at the same rate as these labor cost increases to maintain the same level of profitability.
In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
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
We have not declared nor paid a cash dividend since we entered the software business in 1998. We intend to retain earnings for use in the operation and expansion of our business. We do not anticipate paying cash dividends on our common stock in the foreseeable future.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C.    CYBERSECURITY.
Tyler is committed to remaining vigilant in an ever-changing security environment. Our public sector clients are attractive, data-rich targets for threat actors. We partner closely with our clients to assist them in following evolving best practices, and constantly evaluate our own policies and procedures to help ensure that we are implementing safeguards that protect their data and ours.
The same cybersecurity threats that predominate across most industries challenge Tyler and our clients as well. These threats range from crude phishing attempts to distributed denial-of-service disruptions to sophisticated malware and ransomware, among others. We are acutely aware that these same threats exist for our acquisition targets, our suppliers, and our third-party business partners, and a cybersecurity incident or vulnerability experienced by any of these entities could also materially and/or adversely impact our business operations and/or performance, both operational and financial, and could harm our reputation and/or competitive position. Given the criticality of a strong cybersecurity posture, we continuously and conscientiously invest in our security infrastructure, tooling, and related resources.
Cyber Risk Management Strategy
The Board of Directors is responsible for overseeing Tyler’s senior management in the execution of its risk-management responsibilities and for assessing Tyler’s overall approach to risk management. The Board exercises these responsibilities periodically as part of its meetings and through its committees, each of which examines various components of enterprise risk. The Audit Committee oversees management of financial risks, as well as Tyler’s policies with respect to risk assessment and risk management, including but not limited to information security risk.
Tyler’s Chief Information Security Office (“CISO”) leads the information security responsibility at Tyler. He has spent his career in information security, joining Tyler in 2018 and previously working in the payments and semiconductor manufacturing industries. He is a Certified Information Systems Security Professional (“CISSP”) and a Certified Data Privacy Solutions Engineer (“CDPSE”).
The CISO reports directly to Tyler’s Chief Operations Officer (“COO”), who in turn reports to the President & Chief Executive Officer. Tyler believes this organizational structure provides a holistic and collaborative approach to cybersecurity risk management, as the COO also oversees Tyler’s information technology, technology, and cloud operations teams, with whom the CISO works regularly and closely. The CISO also has a dotted line to the Chair of the Audit Committee.
The CISO leads a full-time Security Risk & Compliance team that assesses, identifies and manages material risks from cybersecurity threats and oversees our Information Security Risk Management Program. These efforts include the identification, assessment, and treatment of potential harms to Tyler’s technology, data, and intellectual property. The team continually monitors the potential for harm to help manage the level of risk.
To help protect client information and Tyler data, Tyler leverages both internal and external resources, including third-party assessments, to work to identify and respond to information security risks. For example:

Internal Resources: Our full-time information security team focuses on managing incoming security risks and developing preventative responses to potential future risks, using tools targeted at people, processes, and technology. These efforts include security training for all employees at hire and on an annual basis thereafter, unannounced security testing (particularly on topics such as phishing), and periodic security alert messages for education or urgent security communications.
We repeatedly test our software, during the development cycle and once out in the field, including internal assessments of our flagship solutions. We work closely with Tyler’s Data Privacy Officer and her team to educate Tyler team members on complementary privacy-by-design principles. We continuously iterate on access management policies for both technological and physical resources.
Tyler staffs an internal incident response team designed to launch when a potential or suspected security incident is reported to or identified by Tyler. That team is composed of a multi-disciplinary group of Tyler team members, including representatives from the security, privacy, communications, and relevant business unit teams, as well as outside forensic and legal advisors that are called on as needed. The incident response team’s goal is to confirm, contain, mitigate, and remediate the incident, as applicable, and conducts a “lessons learned” process when the incident response is completed.
To help ensure disaster recovery and business continuity, Tyler maintains a business continuity plan with comprehensive procedures designed to recover Tyler and client assets quickly and effectively following a service disruption. Tyler’s policies and procedures with respect to disaster recovery, as well as its process to help recover critical technology platforms, data center infrastructure, and operations, are updated regularly, tested annually, and reviewed by third-party auditors. We also partner with our Internal Audit team to regularly assess and respond to evolving risk management findings.
External resources: Tyler leverages third-party assessments, audits, and reporting obligations to provide additional layers of accountability, monitoring and testing. This includes a bug reporting program that we publish that invites any third party to report a security vulnerability they have identified. We also use a Qualified Security Assessor to perform an annual Payment Card Industry Data Security Standards assessment that tests our credit card data controls, and we undergo an annual System & Organizational Control audit to generate a report of our key compliance controls and objectives, among other things. Given our technology in the courts and public safety markets, we also manage compliance with Criminal Justice Information Systems security standards that are established by the Federal Bureau of Investigation (“FBI”), and we partner with our clients and third-party Criminal Justice Information Services (“CJIS”) compliance consultants to ensure that we adhere to the requirements applicable to us.
Technology: Tyler also utilizes technology to help harden our environment from internal and external threats. We leverage a third-party endpoint detection management solution and threat intelligence software, as well as web-filtering tools, a multi-factor authentication tool, and related tools that support our “defense-in-depth” strategy. These tools are operated by subject-matter experts that report to the CISO, and Tyler employees are educated on the tooling to the extent applicable.
Third Parties: Our management of third-party security risks is an area of heightened focus for us. Over the past several years, we have worked to formalize our security due diligence process for each acquisition target, such that security is a formally embedded component of our due diligence and typically involves our independent testing of the target technology prior to closing the acquisition. Where a vulnerability or risk is identified, we generally require remediation by the target or attempt to ensure a remediation path post-closing, with contractual protections and liability parameters set forth in the purchase agreement.
We strive to enhance our vendor risk analysis, with a goal of universalizing the use of form cybersecurity questionnaires and/or security addenda where applicable. We consider the results of a security and privacy review of material vendor contracts, as well as our material contracts with business partners. Our goal is to proactively identify and manage potential security risks and vulnerabilities, and to clearly articulate the responsibility – whether shared, divided, flow-down, or otherwise – of Tyler, our acquisition targets, our vendors, and/or our business partners. We expect third parties – including our clients – to report cybersecurity incidents to us so that we can assess the impact of the incident on us.
Cybersecurity Governance
In 2022, we formalized a multi-layered security governance structure, with the goal of ensuring that responsibilities are clear, information is effectively communicated, priorities are coordinated, and proper oversight is provided. Each “layer” of the governance structure has unique meeting, reporting, and action cadences to help ensure consistent communication between our security working groups, our leadership team, and our Board of Directors.
On at least a quarterly basis, Tyler’s CISO provides a formal report to the Audit Committee and to the Board of Directors. Our Audit Committee Chair and CISO also communicate on an as-needed basis between those quarterly reports. In 2022, Tyler’s Lead Independent Director completed the requirements to receive the CERT Certificate in Cybersecurity Oversight from the Software Engineering Institute at Carnegie Mellon University. Another Tyler director possesses more than 37 years of Department of Defense experience in cyberspace operations and major computer network architectures.

Tyler’s governance practices are supported by several segments of Tyler’s senior leadership, management, and teams. This includes security working groups and a security governance committee. The security governance committee, which meets on a quarterly basis to review the threat landscape and security initiatives at Tyler, is led by the CISO and includes senior leadership from Tyler’s legal and operational teams, as well as the president of each of Tyler’s three operating groups and Tyler’s President & CEO.
Operationalizing Cybersecurity Risk Management
We firmly believe – and communicate regularly – that all Tyler team members have a vital role to play in cybersecurity risk management. We identify their responsibilities as falling into three key areas:
•Participating in training to identify and promptly report risks;
•Staying informed by reading all pertinent information and security communications; and
•Actively engaging in ongoing training initiatives.
We observe Cybersecurity Awareness month with interactive weekly training, workshops, and additional resources on strong cybersecurity practices. In addition to Cybersecurity Awareness month, additional cybersecurity training and awareness initiatives occur throughout the calendar year, including annual security compliance training; a monthly Cybersecurity Awareness Series composed of articles and training highlighting current cybersecurity concerns; company-wide communication as necessary to alert team members of potential threats; and weekly security-related videos with opportunities to win prizes through participation. We track participation in training events and boast high participation rates, with continuous reflection on strategies for driving participation yet higher.
In 2022, we expanded our Security Champions Program to identify a resource on our various application teams who proactively operationalizes security best practices on their team. This program helps to ensure that security measures are built into our programs from development to deployment. We have over 100 security champions who can collaboratively advocate security tools throughout the lifecycle of our applications.
Measuring Cybersecurity Risks
In order to evaluate whether a cybersecurity risk is material to Tyler, we take a multi-disciplinary approach to assessing qualitative and quantitative factors. The cross-functional team includes senior leadership from Tyler’s information security, legal, finance, and accounting teams, as well as senior leadership from the impacted business unit(s).
When an incident is reported, Tyler assembles its incident response team and initiates its incident response process as soon as possible. Working with the incident response team, the CISO aims to take an initial measurement of qualitative and quantitative metrics, typically within 24 hours of the incident report, to help determine whether Tyler’s Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) should be engaged to do a deeper analysis of quantitative factors. The CFO and CAO are expected to engage with the Company’s Chief Legal Officer (“CLO”) and Audit Chair to evaluate, holistically, not just the quantitative factors but the qualitative factors as well. If that team determines that the incident may represent a risk of national security, the CLO may contact the US attorney general for a disclosure delay of up to 30 days, or if applicable the team may coordinate to prepare and publish an 8-K, if management believes the materiality threshold has been reached. Whether or not the incident is deemed material, the incident response team will monitor the incident on an ongoing basis to attempt to ensure containment, mitigation, and remediation, as well as to monitor for evolving factors that subsequently push the incident to a materiality threshold that requires disclosure and reporting.
Quantitative metrics for evaluating a security incident include the potential or actual financial loss, the costs of impacted data records, remediation costs, and/or third-party expenses. Qualitative factors include potential or actual impacts to Tyler’s reputation and/or competitiveness, disruptions to Tyler’s business, and/or risk of litigation or regulatory action. In evaluating an incident, Tyler also works to assess whether the incident is related to another recent incident and whether the incident may represent a threat to national security. Tyler does not expect an incident to rise to that level unless Tyler infrastructure is deemed “critical infrastructure” by the Cybersecurity and Infrastructure Security Agency (“CISA”).
Notwithstanding these ongoing efforts and our multi-layered approach to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While Tyler maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured.
Please see Item 1A, “Risk Factors,” for a discussion of cybersecurity risks.

ITEM 2.    PROPERTIES.
We occupy a total of approximately 1.3 million square feet of office space, of which approximately 762,000 square feet is in various office facilities we own. We own or lease offices for our major operations in the states of Arkansas, Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Massachusetts, Maine, Michigan, Missouri, Montana, North Carolina, New York, Ohio, Tennessee, Texas, Virginia, Washington, Washington D.C., Wisconsin, Ontario and British Columbia, Canada, the Philippines and India.
ITEM 3.    LEGAL PROCEEDINGS.
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
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL”. At December 31, 2023, we had approximately 1,039 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 1,039 beneficial owners of our common stock.
We did not pay any cash dividends in 2023 or 2022. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock incentive plan, restricted stock units and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants, purchase rights and vesting of restricted stock units as of December 31, 2023	Weighted average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2023)
Plan Category
Equity compensation plans approved by security shareholders:
2018 Incentive Stock Plan	1,870,812	283.09	456,556
Employee Stock Purchase Plan	9,997	355.4	525,881
Equity compensation plans not approved by security shareholders	—	—	—
	1,880,809	$283.47	982,437
As of December 31, 2023, we had authorization to repurchase up to approximately 2.3 million additional shares of Tyler common stock. During 2023, we did not purchase any shares of our common stock.
A summary of the repurchase activity during 2023 is as follows:

Period	Total number of shares repurchased	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	—	—	—	2,270,091
Three months ended June 30	—	—	—	2,270,091
Three months ended September 30	—	—	—	2,270,091
October 1 through October 31	—	—	—	2,270,091
November 1 through November 30	—	—	—	2,270,091
December 1 through December 31	—	—	—	2,270,091
	—	—	—
The repurchase program, which was approved by our Board of Directors, was announced in October 2002, and was amended at various times from 2003 through 2019. There is no expiration date specified for the authorization, and we may repurchase stock under the program from time to time.
As of February 21, 2024, we had remaining authorization to repurchase up to 2.3 million additional shares of our common stock.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2018. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$375
$300
$225
$150
$75
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Tyler Technologies, Inc.
S&P 500 Stock Index
S&P 600 Information Technology Index

Company / Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Tyler Technologies, Inc.	100	161.46	234.92	289.50	173.51	225.01
S&P 500 Stock Index	100	131.49	155.68	200.37	164.08	207.21
S&P 600 Information Technology Index	100	139.59	178.41	226.31	175.70	212.50
ITEM 6. [RESERVED]
This section has been eliminated as a result of adopting the November 19, 2020, amendment to Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. For a comparison of our Results of Operations for the years ended December 31, 2022, and 2021, and our Cash Flow discussion for the year ended December 2022, see “Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 21, 2023.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (2) disruption to our business and harm to our competitive position resulting from cyber-attacks and security vulnerabilities; (3) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the Internet infrastructure to be adequately maintained; (6) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (7) general economic, political and market conditions, including continued inflation and rising interest rates; (8) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (9) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (10) the ability to attract and retain qualified personnel and dealing with rising labor costs, the loss or retirement of key members of management or other key personnel; and (11) costs of compliance and any failure to comply with government and stock exchange regulations. These factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
OVERVIEW
General
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. We provide subscription-based services such as software as a service (“SaaS”) and transaction-based fees primarily related to digital government services and online payment processing. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions; courts and public safety solutions; education solutions, and property and recording solutions. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to platform and transformative solutions including digital solutions, payment processing, streamline data processing, and improve operations and workflows.
As of January 1, 2023, our data and insights solutions business unit was integrated into the remaining business units across both reportable segments with no material change to the results of the reportable segments.

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
Certain amounts for previous years have been reclassified to conform to the current year presentation. Beginning January 1, 2023, we no longer report the appraisal services revenue and related costs as separate categories in the statement of income due to less significance on our overall operating results. Therefore, we have combined the appraisal services revenue category with the professional services revenue category; and the related cost of revenue category for appraisal services is now combined with the cost of revenue category related to subscriptions, maintenance and professional services on the consolidated statements of income for all reporting periods presented.
Recent Acquisitions
2023
On October 31, 2023, we acquired Resource Exploration, Inc. (“ResourceX”), a leading provider of budgeting software to the public sector. The total purchase price, net of cash acquired of $48,000, was approximately $16.3 million, consisting of $9.1 million paid in cash, $5.7 million of common stock and $1.5 million related to working capital and indemnity holdbacks, subject to certain post-closing adjustments.
On October 31, 2023, we acquired ARInspect, Inc. (“ARInspect”), a leading provider of AI powered machine learning solutions for public sector field operations. The total purchase price, net of cash acquired of $1.0 million, was approximately $20.5 million, consisting of $19.1 million paid in cash and $2.4 million related to working capital and indemnity holdbacks, subject to certain post-closing adjustments.
On August 8, 2023, we acquired Computing System Innovations, LLC (“CSI”), a leading provider of artificial intelligence automation, redaction, and indexing solution for courts, recorders, attorneys, and others. The total purchase price, net of cash acquired of $415,000, was approximately $36.2 million, consisting of $33.4 million paid in cash and $3.3 million related to working capital and indemnity holdbacks, subject to certain post-closing adjustments.
The actual operating results of CSI and ResourceX, from their respective dates of acquisition, are included in the operating results of the ES segment. The operating results of ARInspect are included in the operating results of the PT segment since the date of acquisition.
2022
On October 31, 2022, we acquired Rapid Financial Solutions, LLC (“Rapid”), a provider of reliable, scalable, and secure payments with best-in-class card issuance and digital disbursement capabilities. The total purchase price, net of cash acquired of $2.2 million, was approximately $67.4 million, consisting of $51.5 million paid in cash and, $18.2 million of common stock.
On February 8, 2022, we acquired US eDirect Inc. (“US eDirect”), a leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.5 million, consisting of $122.9 million paid in cash.
The actual operating results of Rapid and US eDirect, from their respective dates of acquisition, are included in the operating results of the PT segment.
2023 Operating Results
For the twelve months ended December 31, 2023, total revenues increased 5.5% compared to the prior period. Revenues from recent acquisitions comprised $22.3 million or 1.2%, of the increase.
Subscription revenues grew 14.5% for the twelve months ended December 31, 2023, primarily due to an ongoing shift to SaaS in the mix of new arrangements; an increase in revenues associated with the conversion of on-premises clients to SaaS; and growth in our transaction-based revenues such as e-filing and payments, offset by the absence of COVID pandemic related transaction-based revenue. Subscription revenues from recent acquisitions comprised $18.3 million or 1.8%, of the increase. We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:

Revenues – We derive our revenues from four primary sources: subscription-based arrangements from SaaS and transaction-based fees; maintenance; professional services; and software licenses and royalties. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 83% of our revenues in 2023. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver of our revenue growth, together with transaction-based revenues and maintenance rate increases. In addition, we also monitor our client base and attrition, which historically is very low. During 2023, based on our number of customers, attrition was approximately 2%.
Annualized Recurring Revenue - The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues sources. Annualized recurring revenue (ARR) is calculated by annualizing the current quarter's recurring revenues from maintenance and subscriptions as reported in our statement of income. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric we believe is widely used by companies in the technology sector and by investors, which we believe offers insight to the stability of our maintenance and subscription revenues to be recognized within the year, which are considered recurring in nature, with some seasonality.
Subscription revenues primarily consists of revenues derived from our SaaS arrangements and transaction-based fees, which relate to digital government services, including e-filing transactions and payment processing. These revenues are considered recurring because revenues from these sources are expected to reoccur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. Transaction-based fees are historically highest in the second quarter, which coincides with peak outdoor recreation seasons and statutory filing deadlines in many jurisdictions, and lowest in the fourth quarter due to fewer business days and lower transaction volumes around holidays. Because ARR is an annualized revenue amount, the metric can fluctuate from quarter to quarter due to this seasonality. ARR was $1.61 billion and $1.50 billion as of December 31, 2023, and 2022, respectively. ARR increased 8% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
Cost of Revenues and Gross Margins – Our primary cost component is personnel expenses in connection with providing software implementation, subscription-based services and maintenance and support to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with relatively low incremental cost, such as software licenses and royalties, subscription-based services, and maintenance and support. As of December 31, 2023, our total employee count included in cost of revenues increased to 5,129 from 5,021 at December 31, 2022, including 61 employees who joined us through acquisitions completed since December 31, 2022.
Sales and Marketing (“S&M”) Expense – The primary components of S&M expense include sales personnel salaries and share-based compensation expense, sales commissions, travel-related expenses, advertising and marketing materials, and allocated depreciation, facilities, and IT support. Sales commissions typically fluctuate with revenues and share-based compensation expense generally increases based on increased levels of awards issued during the period and as the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.
General and Administrative (“G&A”) Expense – The primary components of G&A expense include personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses. Share-based compensation expense generally increases based on increased level of awards issued during the period and as the market price of our stock increases. Other administrative expenses tend to grow at a slower rate than revenues.
Liquidity and Cash Flows – The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and software development, and discretionary purchases of treasury stock. Our working capital needs are fairly stable throughout the year with the significant components of cash outflows being payment of personnel expenses offset by cash inflows representing collection of accounts receivable and cash receipts from clients in advance of revenue being earned. In recent years, we have also received significant amounts of cash from employees exercising stock options and contributing to our Employee Stock Purchase Plan.
Balance Sheet – Cash, accounts receivable and deferred revenue balances are important indicators of our business.

Outlook
The local government software market continues to be active with sales activity indicators generally trending at or above pre-pandemic levels in most sectors of our business, and our backlog at December 31, 2023 reached $2.03 billion, an 8% increase from the prior period. We expect to continue to achieve solid growth in revenues and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development and continue to accelerate our move to the cloud to better position us to continue to expand our addressable market and strengthen our competitive position over the long term.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues, cost of revenues and expenses during the reporting period, and related disclosure of contingencies. The Notes to the Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the financial statements. Significant items subject to such estimates and assumptions include the application of the progress toward completion methods of revenue recognition, estimation for revenue recognition and multiple performance obligation arrangements, and the recoverability of goodwill and other intangible assets and estimated useful lives of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition. We earn the majority of our revenues from subscription-based services and post-contract customer support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Our software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting related to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether the customer can benefit from the services either on their own or together with other resources readily available to the customer and whether the services are separately identifiable from other promises in the contract. Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to "off-the-shelf" software licenses and specified upgrades at a point in time when control of the software license transfers to the customer, unless the software is not considered distinct. We consider off-the-shelf software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the customer for the customer’s purpose upon installation, and remaining services such as training are not considered highly interdependent or highly interrelated to the product's functionality.

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
Subscription-based services consist primarily of revenues derived from SaaS arrangements and transactions from digital government services; payment processing; and electronic filing (‘‘e-filing”). Revenue from subscription-based services is generally recognized over time on a ratable basis over the contract term, beginning on the date that our service is made available to the customer. For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. We recognize SaaS arrangements ratably over the terms of the arrangements, which range from one to ten years, but are typically for periods of three to five years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
For transaction-based revenues, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services over time based on the amount billable to the customer in accordance with the 'as invoiced' practical expedient in ASC 606-10-55-18. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. We use a range of amounts to estimate stand- alone selling price (“SSP”) when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. Revenue is recognized net of allowances for losses and sales adjustments and any taxes collected from customers, which are subsequently remitted to governmental authorities.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenues at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments of $22.8 million and $14.8 million at December 31, 2023, and December 31, 2022, respectively, does not include provisions for credit losses. Because we rarely experience credit losses with our clients, we have not recorded a material reserve for credit losses.
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
Goodwill and Other Intangible Assets. We assess goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of the likelihood of impairment of each reporting unit. If the conclusion of this assessment is that it is more likely than not that a reporting unit's fair value is more than its carrying value, we are not required to perform a quantitative impairment test. When testing goodwill for impairment quantitatively, we first compare the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions (Level 3 inputs). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.
During the fourth quarter, as part of our annual impairment test as of October 1, we performed only qualitative assessments for reporting units that have significant excess fair value over carrying value. As a result of these qualitative assessments, we determined that it was more likely than not that the fair value exceeded the carrying value; therefore, we did not perform a Step 1 quantitative impairment test. However, we did perform a quantitative assessment for the platform technologies reporting unit and concluded no impairment existed as of our annual assessment date. Approximately $1.7 billion, or 67%, of total goodwill as of December 31, 2023, relates to this reporting unit, which, as a result of the recency of the acquisitions comprising the reporting unit, does not have significant excess fair value over carrying value. Our annual goodwill impairment analysis did not result in an impairment charge. During 2023, we recorded no impairment to goodwill because no triggering events or change in circumstances indicating a potential impairment had occurred as of period-end.
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty, such as weighted average cost of capital and revenue growth rates which are forward looking and affected by expectations about future market or economic conditions. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.
All intangible assets (other than goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets. During 2023, we did not identify any triggering events that would indicate that the carrying amount of our intangible assets may not be recoverable.

Recent Accounting Guidance not yet Adopted
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 - Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.
Reclassifications
As of January 1, 2023, we have elected to no longer report the appraisal services revenue and related costs as separate categories in the statement of income due to less significance on our overall operating results. Therefore, we have combined the appraisal services revenue category with the professional services revenue category; and the related cost of revenue category for appraisal services is now combined with the cost of revenue category related to subscriptions, maintenance, and professional services on the consolidated statements of income for all reporting periods presented.
ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2023, 2022 and 2021.

	Percentage of Total Revenues Years Ended December 31,
	2023	2022	2021
Revenues:
Subscriptions	59.4%	54.7%	49.3%
Maintenance	23.9	25.3	29.8
Professional services	12.8	15.0	14.9
Software licenses and royalties	2.0	3.2	4.6
Hardware and other	1.9	1.8	1.4
Total revenues	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	51.3	52.9	51.5
Software licenses, royalties, and amortization of acquired software	2.4	3.1	3.1
Amortization of software development	0.6	0.4	0.1
Hardware and other	1.5	1.3	0.8
Sales and marketing expense	7.7	7.3	7.4
General and administrative expense	15.8	14.4	17.1
Research and development expense	5.6	5.7	5.9
Amortization of other intangibles	3.8	3.3	2.8
Operating income	11.3	11.6	11.3
Interest expense	(1.2)	(1.5)	(1.5)
Other income, net	0.2	0.1	0.1
Income before income taxes	10.3	10.2	9.9
Income tax provision (benefit)	1.7	1.3	(0.2)
Net income	8.6%	8.9%	10.1%

2023 Compared to 2022
Revenues
Subscriptions.
The following table sets forth a comparison of our subscriptions revenues for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
ES	$634,262	$526,323	$107,939	21%
PT	525,250	485,981	39,269	8%
Total subscriptions revenues	$1,159,512	$1,012,304	$147,208	15%
Subscriptions revenues consist of revenues derived from our SaaS arrangements and transaction-based fees. Subscriptions revenue grew 15% compared to 2022, primarily due to an ongoing shift toward SaaS arrangements with both new and existing clients, along with growth in our transaction-based revenues. Subscription revenues from recent acquisitions comprised $18.3 million or 1.8% of the increase.
Total subscriptions revenues derived from SaaS arrangements fees was $528.0 million and $428.5 million for the twelve months ended December 31, 2023 and 2022, respectively. SaaS fees grew $99.5 million, or 23% compared to prior period. New SaaS clients as well as existing on-premises clients who converted to our SaaS model provided the majority of the SaaS revenues increase. In 2023, we added 632 new SaaS clients and 338 on-premises existing clients elected to convert to our SaaS model. Our mix of new software contracts in 2023 was approximately 83% subscription-based arrangements and 17% perpetual software license arrangements compared to total new client mix in 2022 of approximately 77% subscription-based arrangements and 23% perpetual software license arrangements.
Total subscriptions revenues derived from transaction-based fees was $631.5 million and $583.8 million for the twelve months ended December 31, 2023 and 2022, respectively. The increase of $47.8 million or 8% is primarily attributable to the increase of $22.7 million from transaction-based fees from online payments and e-filing services and the 2023 impact of transaction-based fees from recent acquisitions of $17.6 million. The increase in transaction-based fees was offset by the decline of $10.8 million in COVID pandemic related transaction-based revenues compared to prior period.
Maintenance.
The following table sets forth a comparison of our maintenance revenues for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
ES	$442,781	$444,143	$(1,362)	—%
PT	23,880	24,312	(432)	(2)
Total maintenance revenues	$466,661	$468,455	$(1,794)	—%
We provide maintenance and support services for our on-premises software products and certain third-party software. Maintenance revenue declined slightly compared to the prior period, mainly due to clients converting from on-premises license arrangements to SaaS. The decline was partially offset by annual maintenance rate increases and maintenance associated with new software license sales.
Professional services.
The following table sets forth a comparison of our professional services revenues for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
ES	$209,727	$204,970	$4,757	2%
PT	40,249	72,655	(32,406)	(45)
Total professional services revenues	$249,976	$277,625	$(27,649)	(10)%

Professional services revenues primarily consist of professional services provided in connection with implementing our software, converting client data, training client personnel, custom development activities and consulting. New clients who purchase our proprietary software licenses or subscriptions generally also contract with us to provide the related professional services. Existing clients also periodically purchase additional training, consulting and minor programming services.
Professional services revenues decreased 10%, primarily due to the absence of revenues generated from COVID pandemic-related rent relief services, which totaled $40.2 million in 2022 and ended in December 2022. Also contributing to the decline is the lower requirement for professional services associated with many of our cloud implementations. The decline is partially offset by increased billable travel revenue as onsite services have increased post-pandemic.
Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenues for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
ES	$32,709	$55,158	$(22,449)	(41)%
PT	5,387	4,248	1,139	27
Total software licenses and royalties revenues	$38,096	$59,406	$(21,310)	(36)%
Software licenses and royalties revenues decreased 36% compared to the prior period. The decline is primarily attributed to the shift in the mix of new software contracts toward more subscription-based agreements compared to the prior period.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect software license revenues will decline over the next several years as we continue to focus our sales efforts on SaaS arrangements. Subscription-based arrangements generally result in lower revenue in the initial year as compared to perpetual software license arrangements but generate higher overall revenue over the term of the contract.
Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
Subscriptions, maintenance, and professional services	$1,001,221	$977,885	$23,336	2%
Software licenses and royalties	10,821	6,083	4,738	78
Amortization of software development	12,625	6,507	6,118	94
Amortization of acquired software	36,062	52,192	(16,130)	(31)
Hardware and other	29,923	23,674	6,249	26
Total cost of revenues	$1,090,652	$1,066,341	$24,311	2%
Subscriptions, maintenance, and professional services. Cost of subscriptions, maintenance and professional services primarily consists of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities and various other services such as custom development; costs related to our SaaS operations, including hosting costs; and costs related to providing digital government services. Other costs included are merchant and interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business.
In 2023, the cost of subscriptions, maintenance and professional services grew 2% compared to the prior period. $13 million or 1% of the increase is attributed to the 2023 impact of recent acquisitions and the remaining increase of 1% is due to higher personnel costs and duplicate hosting costs as we transition from our proprietary data centers to the public cloud. Excluding employees from recent acquisitions, our professional services staff grew by 47 employees since December 31, 2022, as we increased hiring to accommodate growth. The increase is partially offset by lower costs related to COVID-related services that ended in 2022.
Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties. The cost of software licenses and royalties for the twelve months ended December 31, 2023, increased $4.7 million or 78% compared to the prior period due to higher third-party software costs.

Amortization of software development. Software development costs included in cost of revenues primarily consist of personnel costs. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life generally, three to five years.
In 2023, amortization of software development costs increased $6.1 million or 94%, respectively, compared to the prior period and is attributable to new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of acquired software intangibles range from five to 10 years.
In 2023, amortization of acquired software declined $16.1 million or 31% compared to the prior period due to assets becoming fully amortized in 2022, offset by amortization of newly acquired software from recent acquisitions completed in 2022 and 2023.
The following table sets forth a comparison of overall gross margin for the periods presented as of December 31:

	2023	2022	Change
Overall gross margin	44.1%	42.4%	1.7%
Overall gross margin. Our 2023 blended gross margin increased 1.7% compared to 2022. The increase in overall gross margin compared to the prior period is due to growth in subscription revenues and the decline in low margin COVID-related revenues and related costs and the decline in amortization of acquired software expense compared to the prior period. The margin increases are partially offset by lower revenue from software licenses and maintenance, duplicate hosting costs as we transition from our proprietary data centers to the public cloud, and higher personnel costs. Also an increase of merchant fees related to our payments business that were recorded as cost of revenue from $144.5 million in 2022 to $157.5 million in 2023 negatively impacted overall margin.
Sales and marketing expense
Sales and marketing (“S&M”) expense consists primarily of salaries, employee benefits, travel, share-based compensation expense, commissions and related overhead costs for sales and marketing employees, as well as professional fees, trade show activities, advertising costs and other marketing costs. The following table sets forth a comparison of our S&M expense for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
Sales and marketing expense	$149,770	$135,743	$14,027	10%
S&M as a percentage of revenue was 7.7% in 2023 compared to 7.3% in 2022. S&M expense increased approximately 10% compared to the prior period. Higher S&M expense is due to higher bonus and commission expense relating to sales growth and improved operating results, an increase in trade show and user conference expenses, travel-related expenses, and share-based compensation expense.
General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions including senior management, finance, accounting, legal, human resources and corporate development, third-party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
General and administrative expense	$308,575	$267,324	$41,251	15%
G&A as a percentage of revenue was 15.8% in 2023 compared to 14.4% in 2022. G&A expense increased approximately 15% compared to the prior period. The increase in G&A is primarily attributed to increases in amortization of software development for internal use, travel-related expenses and other administrative costs; higher personnel costs from increased employee headcount and increased costs of health benefits; higher bonus expense due to improved operating results; and increased share-based compensation expense. Our G&A headcount grew by 34 employees since December 31, 2022. In 2023, G&A expense also included $6.4 million related to lease restructuring and other asset write-offs.

Research and development expense
Research and development (“R&D”) expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. R&D expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue. The following table sets forth a comparison of our R&D expense for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
Research and development expense	$109,585	$105,184	$4,401	4%
R&D expense as a percent of total revenue was 5.6% in 2023, compared to 5.7% in 2022. R&D expense increased 4% in 2023 compared to the prior period, mainly due to a number of new Tyler product development initiatives across our product suites, including increased investments in research and development at recently acquired businesses.
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

			Change
	2023	2022	$	%
Amortization of other intangibles	$74,632	$61,363	$13,269	22%
Amortization of other intangibles increased 22% primarily due to the accelerated amortization of certain trade name intangibles due to branding changes in 2023 and the impact of intangibles added with several acquisitions completed in 2023 and late 2022.
Estimated annual amortization expense relating to customer related, trade name, and leases acquired intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years and thereafter is as follows (in thousands):

2024	$59,278
2025	55,672
2026	55,044
2027	54,429
2028	53,766
Thereafter	481,132
Interest expense
The following table sets forth a comparison of our interest expense for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
Interest expense	$(23,629)	$(28,379)	$4,750	(17)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense compared to the prior period is primarily attributable to lower interest incurred as a result of our accelerated repayment of term debt, offset by accelerated amortization expense related to debt issuance costs and an increase in interest rates in 2023 compared to 2022.

Other income, net
The following table sets forth a comparison of our other income, net for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
Other income, net	$3,328	$1,723	$1,605	93%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, compared to the prior period is due to increased interest income generated from invested cash as a result of higher interest rates in 2023 compared to 2022.
Income tax provision
The following table sets forth a comparison of our income tax provision for the years ended December 31 ($ in thousands):

			Change
	2023	2022	$	%
Income tax provision (benefit)	$32,317	$23,353	$8,964	38%

Effective income tax rate	16.3%	12.4%
The increase in the income tax provision and the effective income tax rate in 2023, compared to the prior period, is principally driven by a decrease in research tax credit benefits, offset by a decrease in liabilities for uncertain tax positions and state taxes and an increase in excess tax benefits from share-based compensation. The tax benefits related to research tax credits totaled $20.5 million in 2023 compared to $31.3 million in 2022, as a result of completing a multiyear research and development tax credit study during 2022. The tax expense related to uncertain tax positions in 2023 was $7.6 million compared to $8.3 million in 2022. The share-based exercise and vesting activity in 2023 generated $9.3 million of excess tax benefits, while exercise and vesting activity in 2022 generated $7.8 million of excess tax benefits.
The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 21% primarily due to the tax benefits of research tax credits and excess tax benefits from share-based compensation, offset by liabilities for uncertain tax positions, state income taxes, and non-deductible business expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2023, we had cash and cash equivalents of $165.5 million compared to $173.9 million at December 31, 2022. We also had $17.4 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of December 31, 2023. These investments have varying maturity dates through 2027 and are held as available-for-sale. As of December 31, 2023, we had $50.0 million outstanding borrowings under our amended 2021 Credit Agreement and one outstanding letter of credit totaling $750,000 in favor of a client contract. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the capital markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the years ended December 31 (in thousands):

	2023	2022	2021
Cash flows provided (used) by:
Operating activities	$380,440	$381,455	$371,753
Investing activities	(76,960)	(172,530)	(2,090,935)
Financing activities	(311,844)	(344,239)	1,424,730
Net decrease in cash and cash equivalents	$(8,364)	$(135,314)	$(294,452)
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

In 2023, operating activities provided cash of $380.4 million, compared to $381.5 million in 2022. Operating activities that provided cash were primarily comprised of net income of $165.9 million, non-cash depreciation and amortization charges of $154.1 million, non-cash share-based compensation expense of $108.3 million and non-cash amortization of operating lease right-of-use assets of $16.7 million. Working capital, excluding cash, decreased approximately $73.3 million mainly due to timing of higher tax payments and deferred taxes associated with IRC Section 174, timing of payments to and receipts from our government partners, timing of prepaid expenses and deferred taxes associated with stock option activity during the period. These decreases were offset by the timing of payments of payroll expense and vendor invoices and an increase in deferred revenue during the period. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of $77.0 million in 2023 compared to $172.5 million in 2022. Investing activities included payments for acquisitions of $62.8 million, net of cash acquired. We also invested $10.6 million and received $49.4 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates ranging from 2024 through 2027. Approximately $32.5 million of software development costs were capitalized. Approximately $20.5 million was invested in property and equipment, including $16.0 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of growth.
Financing activities used cash of $311.8 million in 2023 compared to $344.2 million in 2022, primarily attributable to repayment of $345.0 million of term debt, partially offset by payments received from stock option exercises, net of withheld shares for taxes upon equity award and employee stock purchase plan activity.
In February 2019, our Board of Directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our Board of Directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of February 21, 2024, we have authorization from our Board of Directors to repurchase up to 2.3 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the buybacks and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization and we intend to repurchase stock under the plan from time to time.
As of December 31, 2023, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026. Under our amended 2021 Credit Agreement, we had $50 million in outstanding principal for the Term Loans, no outstanding borrowings under the 2021 Revolving Credit Facility, and an available borrowing capacity of $500 million as of December 31, 2023. As of December 31, 2023, we had one outstanding letter of credit totaling $750,000. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing and expires in the third quarter of 2026.
We paid interest of $19.2 million in 2023 and $21.3 million in 2022. See Note 10, “Debt,” to the consolidated financial statements for discussions of the Convertible Senior Notes and the Credit Agreement.
We paid income taxes, net of refunds received, of $142.8 million in 2023, $38.5 million in 2022. In 2023, stock option exercise activity generated net tax benefits of $9.3 million and reduced tax payments accordingly, as compared to $7.8 million in 2022. The tax benefits related to research tax credits totaled $20.5 million in 2023 compared to $31.3 million in 2022, as a result of completing a multiyear research and development tax credit study during 2022. For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. The requirement temporarily increases our U.S. federal and state cash tax payments and reduces cash flows in fiscal year 2023 and future years until the amortization deduction normalizes.
We anticipate that 2024 capital spending will be between $46 million and $48 million, including approximately $27 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. We also expect cash tax payments continue to be impacted as a result of IRC Section 174. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 11 years. Some of these leases include options to extend for up to six years.

Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of December 31, 2023. Refer to Note 10, “Debt,” Note 14, “Income Tax,” Note 18, “Leases,” and Note 21, “Commitment and Contingencies,” to the consolidated financial statements for related discussions.
CAPITALIZATION
At December 31, 2023, our capitalization consisted of $646.0 million of outstanding debt and $2.9 billion of shareholders’ equity.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of December 31, 2023, we had $50.0 million of outstanding borrowings under our amended 2021 Credit Agreement and available borrowing capacity under the amended 2021 Credit Agreement was $500.0 million.
In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%. As of December 31, 2023, we have fully repaid amounts due under Term Loan A-2.
For the twelve months ended December 31, 2023, the effective interest rate for our borrowings was 7.63%. Based on the aggregate outstanding principal balance under the amended 2021 Credit Agreement as of December 31, 2023, of $50.0 million, each quarter of a point change in interest rates would result in a $125,000 change in annual interest expense.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The reports of our independent registered public accounting firm and our financial statements, related notes, and supplementary data are included as part of this Annual Report beginning on page F-1.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2023, Tyler’s internal control over financial reporting was effective based on those criteria.

Tyler’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
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
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
(c) Trading Plans.
None
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2023” in our Proxy Statement when filed.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
		Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021	F-4
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	F-5
		Consolidated Balance Sheets as of December 31, 2023 and 2022	F-6
		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	F-7
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021	F-9
		Notes to Consolidated Financial Statements	F-10
	(2)	Financial statement schedules:
There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.
	(3)	Exhibits
Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein).
3.3	Amended and Restated By-Laws of Tyler Technologies Inc., dated May 11, 2023, (filed as Exhibit 3.1 to our Form 8-K dated May 15, 2023, and incorporated by reference herein).
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

10.4
Amended and Restated Executive Employment Agreement, effective as of May 12, 2022, by and between Tyler Technologies, Inc. and Brian K. Miller (filed as Exhibit 10.3 to our Form 8-K dated May 18, 2022 and incorporated by reference herein).

10.5
Executive Employment Agreement, effective as of May 12, 2022, by and between Tyler Technologies, Inc. and Jeffrey D. Puckett (filed as Exhibit 10.4 to our Form 8-K dated May 18, 2022 and incorporated by reference herein).

10.6	Code of Business Conduct and Ethics of Tyler Technologies, Inc. dated October 30, 2020 (filed as Exhibit 99.1 to our form 8-K dated March 31, 2023, and incorporated by reference herein).
10.7	Revised Insider Trading Policy of Tyler Technologies, Inc., dated July 20, 2023,(filed as exhibit 10.1 to our Form 10-Q dated July 26, 2023, and incorporated by reference herein).

Exhibit Number	Description
10.8
Agreement and plan of merger by and among Tyler Technologies, Inc. TMP Subsidiary, Inc., MP Holding Parent, Inc. (filed as Exhibit 10.7 to our Form 10-K dated February 20, 2019 and incorporated by reference herein).

10.9
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
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 21, 2024	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)
POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints H. Lynn Moore, Jr. and Brian K. Miller, and each of them, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 21, 2024	By:	/s/ John S. Marr, Jr.
John S. Marr, Jr.
Executive Chairman of the Board
Director

Date: February 21, 2024	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: February 21, 2024	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: February 21, 2024	By:	/s/ Jason P. Durham
Jason P. Durham
Chief Accounting Officer
(principal accounting officer)

Date: February 21, 2024	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director

Date: February 21, 2024	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 21, 2024	By:	/s/ Ronnie D. Hawkins, Jr.
Ronnie D. Hawkins, Jr.
Director

Date: February 21, 2024	By:	/s/ Mary Landrieu
Mary Landrieu
Director

Date: February 21, 2024	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director

Date: February 21, 2024	By:	/s/ Dustin R. Womble
Dustin R. Womble
Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

Goodwill impairment tests
Description of the Matter
As of December 31, 2023, the Company’s goodwill balance of $2.5 billion was attributable to multiple reporting units. As disclosed in Note 1 to the consolidated financial statements, goodwill is assessed for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. As part of its annual impairment test as of October 1, the Company performed a quantitative assessment for the platform technologies reporting unit which includes $1.7 billion, or 67%, of total goodwill as of December 31, 2023. The Company concluded that no impairment existed as of their annual assessment date.

Auditing management’s quantitative assessment for goodwill impairment was complex and highly judgmental due to the significant judgment required to determine the fair value of this reporting unit. In particular, the Company’s fair value estimate for this reporting unit was sensitive to significant assumptions, such as weighted average cost of capital and revenue growth rates which are forward looking and affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s review process for the quantitative goodwill impairment assessment, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the applicable reporting unit, we performed audit procedures that included, among others, assessing the methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We evaluated management’s forecasted revenue to identify, understand and evaluate changes as compared to historical results and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved internal valuation specialists to assist in evaluating management’s methodologies and significant assumptions applied in developing the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1966.
Dallas, Texas
February 21, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tyler Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
February 21, 2024

Tyler Technologies, Inc.
Consolidated Statements of Income
For the years ended December 31,
(In thousands, except per share amounts)

	2023	2022	2021
Revenues:
Subscriptions	$1,159,512	$1,012,304	$784,435
Maintenance	466,661	468,455	474,287
Professional services	249,976	277,625	237,179
Software licenses and royalties	38,096	59,406	74,452
Hardware and other	37,506	32,414	21,934
Total revenues	1,951,751	1,850,204	1,592,287

Cost of revenues:
Subscriptions, maintenance and professional services	1,001,221	977,885	818,219
Software licenses and royalties	10,821	6,083	3,552
Amortization of software development	12,625	6,507	2,325
Amortization of acquired software	36,062	52,192	45,601
Hardware and other	29,923	23,674	12,946
Total cost of revenues	1,090,652	1,066,341	882,643

Gross profit	861,099	783,863	709,644

Sales and marketing expense	149,770	135,743	118,624
General and administrative expense	308,575	267,324	271,955
Research and development expense	109,585	105,184	93,481
Amortization of other intangibles	74,632	61,363	44,849

Operating income	218,537	214,249	180,735

Interest expense	(23,629)	(28,379)	(23,298)
Other income, net	3,328	1,723	1,544
Income before income taxes	198,236	187,593	158,981
Income tax provision (benefit)	32,317	23,353	(2,477)
Net income	$165,919	$164,240	$161,458

Earnings per common share:
Basic	$3.95	$3.95	$3.95
Diluted	$3.88	$3.87	$3.82
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31,
(In thousands)

	2023	2022	2021
Net income	$165,919	$164,240	$161,458
Other comprehensive income (loss), net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gains (losses) on available for sale securities during the period	518	(850)	—
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	(27)	—
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	—	79	—
Other comprehensive income (loss), net of tax	518	(798)	—
Comprehensive income	$166,437	$163,442	$161,458
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$165,493	$173,857
Accounts receivable (less allowance for losses and sales adjustments of $22,829 in 2023 and $14,761 in 2022)	619,704	577,257
Short-term investments	10,385	37,030
Prepaid expenses	54,700	50,859
Other current assets	10,303	8,239
Total current assets	860,585	847,242
Accounts receivable, long-term	8,988	8,271
Operating lease right-of-use assets	39,039	50,989
Property and equipment, net	169,720	172,786
Other assets:
Software development costs, net	67,124	48,189
Goodwill	2,532,109	2,489,308
Other intangibles, net	928,870	1,002,164
Non-current investments	7,046	18,508
Other non-current assets	63,182	49,960
	$4,676,663	$4,687,417
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$146,339	$104,813
Accrued liabilities	158,558	131,941
Operating lease liabilities	11,060	10,736
Current income tax payable	2,466	43,667
Deferred revenue	632,914	568,538
Current portion of term loans	49,801	30,000
Total current liabilities	1,001,138	889,695
Term loans, net	—	362,905
Convertible senior notes due 2026, net	596,206	594,484
Deferred revenue, long-term	291	2,037
Deferred income taxes	78,590	148,891
Operating lease liabilities, long-term	39,822	48,049
Other long-term liabilities	22,621	16,967
Total liabilities	1,738,668	2,063,028
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2023 and 2022	481	481
Additional paid-in capital	1,354,787	1,209,725
Accumulated other comprehensive loss, net of tax	(326)	(844)
Retained earnings	1,603,773	1,437,854
Treasury stock, at cost; 5,858,476 and 6,364,991 shares in 2023 and 2022, respectively	(20,720)	(22,827)
Total shareholders' equity	2,937,995	2,624,389
	$4,676,663	$4,687,417
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$165,919	$164,240	$161,458
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	154,079	159,072	135,624
Losses from sale of investments	1	45	—
Share-based compensation expense	108,338	102,985	104,726
Provision for losses and sales adjustments - accounts receivable	8,233	2,781	2,831
Amortization of operating lease right-of-use assets	16,688	12,969	10,216
Deferred income tax benefit	(73,704)	(87,192)	(13,271)
Other	475	—	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(39,878)	(51,410)	17,608
Income tax payable	(41,201)	61,940	10,258
Prepaid expenses and other current assets	(19,668)	910	(23,863)
Accounts payable	41,485	(17,537)	(44,947)
Operating lease liabilities	(11,533)	(12,396)	(6,952)
Accrued liabilities	13,069	(24,344)	(24,822)
Deferred revenue	58,513	59,460	44,874
Other long-term liabilities	(376)	9,932	(1,987)
Net cash provided by operating activities	380,440	381,455	371,753

Cash flows from investing activities:
Additions to property and equipment	(20,519)	(22,529)	(33,919)
Purchase of marketable security investments	(10,617)	(29,935)	(77,450)
Proceeds and maturities from marketable security investments	49,412	71,034	131,449
Investment in software development	(32,490)	(27,622)	(21,693)
Cost of acquisitions, net of cash acquired	(62,759)	(163,921)	(2,089,706)
Other	13	443	384
Net cash used by investing activities	(76,960)	(172,530)	(2,090,935)

Cash flows from financing activities:
Payment on term loans	(345,000)	(360,000)	(145,000)
Proceeds from term loans	—	—	900,000
Proceeds from issuance of convertible senior notes	—	—	600,000
Payment of debt issuance costs	—	—	(27,165)
Purchase of treasury shares	—	—	(12,977)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award	16,960	(890)	96,714
Contributions from employee stock purchase plan	16,196	16,651	13,158
Net cash (used) provided by financing activities	(311,844)	(344,239)	1,424,730

Net decrease in cash and cash equivalents	(8,364)	(135,314)	(294,452)
Cash and cash equivalents at beginning of period	173,857	309,171	603,623
Cash and cash equivalents at end of period	$165,493	$173,857	$309,171
See accompanying notes.

	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$19,154	$21,256	$17,728
Cash paid for income taxes, net	142,820	38,490	2,212
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$3,123	$169	$233
Issuance of shares for acquisitions	5,675	18,169	—
Purchase consideration for conversion of unvested restricted stock awards	—	—	1,872

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2023, 2022, and 2021
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	48,148	$481	$905,332	$(46)	$1,112,156	(7,609)	$(31,812)	$1,986,111
Net income	—	—	—	—	161,458	—	—	161,458
Exercise of stock options and vesting of restricted stock units	—	—	50,831	—	—	832	45,883	96,714
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(58)	(27,030)	(27,030)
Stock compensation	—	—	104,726	—	—	—	—	104,726
Issuance of shares pursuant to employee stock purchase plan	—	—	12,889	—	—	35	269	13,158
Treasury stock purchases	—	—	—	—	—	(33)	(12,977)	(12,977)
Purchase consideration for conversion of unvested restricted stock awards	—	—	1,872	—	—	—	—	1,872
Balance at December 31, 2021	48,148	481	1,075,650	(46)	1,273,614	(6,833)	(25,667)	2,324,032
Net income	—	—	—	—	164,240	—	—	164,240
Other comprehensive loss, net of tax	—	—	—	(798)	—	—	—	(798)
Exercise of stock options and vesting of restricted stock units	—	—	(3,218)	—	—	433	29,547	26,329
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(70)	(27,219)	(27,219)
Stock compensation	—	—	102,985	—	—	—	—	102,985
Issuance of shares pursuant to employee stock purchase plan	—	—	16,365	—	—	49	286	16,651
Issuance of shares for acquisitions	—	—	17,943	—	—	56	226	18,169
Balance at December 31, 2022	48,148	481	1,209,725	(844)	1,437,854	(6,365)	(22,827)	2,624,389
Net income	—	—	—	—	165,919	—	—	165,919
Other comprehensive income, net of tax	—	—	—	518	—	—	—	518
Exercise of stock options and vesting of restricted stock units	—	—	15,122	—	—	514	29,575	44,697
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(74)	(27,737)	(27,737)
Stock compensation	—	—	108,338	—	—	—	—	108,338
Issuance of shares pursuant to employee stock purchase plan	—	—	15,988	—	—	52	208	16,196
Issuance of shares for acquisitions	—	—	5,614	—	—	15	61	5,675
Balance at December 31, 2023	48,148	$481	$1,354,787	$(326)	$1,603,773	(5,858)	$(20,720)	$2,937,995
See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for the public sector. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs primarily of cities, counties, states, schools, federal agencies, and other government entities. We provide subscription-based services such as software as a service (“SaaS”), transaction-based fees primarily related to digital government services and online payment processing, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain customers, product modifications, along with continuing maintenance and support for customers using our solutions. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and 63 subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the twelve months ended December 31, 2023 and 2022, we had approximately $518,000 of other comprehensive income, and $798,000 of other comprehensive loss, net of taxes, from our available-for-sale investment holdings, respectively. We did not have material items of other comprehensive income during the year ended December 31, 2021.
RECLASSIFICATIONS
Certain amounts for previous years have been reclassified to conform to the current year presentation. Beginning January 1, 2023, we no longer report the appraisal services revenue and related costs as separate categories in the statement of income due to less significance on our overall operating results. Therefore, we have combined the appraisal services revenue category with the professional services revenue category; and the related cost of revenue category for appraisal services is now combined with the cost of revenue category related to subscriptions, maintenance and professional services on the consolidated statements of income for all reporting periods presented.
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations, determining the SSP of performance obligations, loss contingencies; the recoverability of goodwill and other intangible assets and estimated useful lives of intangible assets; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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

REVENUE RECOGNITION
Nature of Products and Services
We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We earn the majority of our revenues from subscription-based services and post-contract customer support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Our software arrangements with customers contain multiple performance obligations that range from software licenses, installation, training, and consulting related to software modification and customization to meet specific customer needs (services), hosting, and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts.
Revenue is recognized net of allowances for losses and sales adjustments and any taxes collected from customers, which are subsequently remitted to governmental authorities.
Subscription-Based Services:
Subscription-based services consist primarily of revenues derived from SaaS arrangements, digital government services, payment processing, and e-filing. For SaaS arrangements, we evaluate whether the customer has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the customer can feasibly maintain the software on the customer’s hardware or enter into another arrangement with a third party to host the software. We allocate contract value to each performance obligation of the arrangement that qualifies for treatment as a distinct element based on estimated SSP. We recognize SaaS services ratably over the term of the arrangement, which range from one to 10 years, but are typically for a period of three to five years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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
For transaction-based revenues from digital government services and online payments, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenues for these services over time based on the amount billable to the customer. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
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
Professional Services
When professional services are distinct, the fee allocable to the service element is recognized over the time we perform the services and is billed on a time and material or milestone basis. For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion. Contract fees are typically billed on a milestone basis as defined within contract terms. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.
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

Refer to Note 3 - "Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenues and cash flows of our various revenue categories.
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
In connection with certain professional services contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) professional services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (2) software revenue for which we have recognized revenue at the point in time when the software is made available to the customer but the billing has not yet been submitted to the customer; (3) some of our contracts which provide for an amount to be withheld from a progress billing (generally between 5% and 15% retention) until final and satisfactory project completion is achieved; and (4) in a limited number of cases, extended payment terms, which may be granted to customers with whom we generally have a long-term relationship and favorable collection history.
As of December 31, 2023, and December 31, 2022, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $628.7 million and $585.5 million, respectively. We have recorded unbilled receivables of $119.2 million and $135.4 million at December 31, 2023, and December 31, 2022, respectively. Included in unbilled receivables are retention receivables of $9.8 million and $8.6 million at December 31, 2023, and December 31, 2022, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying consolidated balance sheets.
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
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowance for losses and sales adjustments are $22.8 million and $14.8 million at December 31, 2023, and December 31, 2022, respectively.
The following table summarizes the changes in the allowance for losses and sales adjustments:

	Years ended December 31,
	2023	2022
Balance at beginning of year	$14,761	$12,086
Provisions for losses and sales adjustments - accounts receivable	8,233	2,781
Collections of accounts previously written off	(165)	(106)
Balance at end of year	$22,829	$14,761

Deferred Revenue
The majority of deferred revenue consists of deferred subscription-based services revenue that has been billed based on contractual terms in the underlying arrangement, with the remaining balance consisting of payments received in advance of revenue being earned under maintenance, software licensing, professional services, and hardware installation. Refer to Note 4 - "Deferred Revenue and Performance Obligations" for further information, including deferred revenue by segment and changes in deferred revenue during the period.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. We utilize the “portfolio approach” practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the “portfolio approach”, we determine the period of benefit by taking into consideration our customer contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are generally not paid in connection with the renewal of a contract. In the small number of instances where a commission is paid on a renewal, it is not commensurate with the commission paid on the initial sale and is recognized over the term of renewal, which is generally one year. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of income. Refer to Note 5 - “Deferred Commissions” for further information.
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
RESEARCH AND DEVELOPMENT COSTS
We expensed research and development expense of $109.6 million in 2023, $105.2 million in 2022, and $93.5 million in 2021.
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
We do not recognize a tax benefit for uncertain tax positions unless management’s assessment concludes that it is “more likely than not” that the position is sustainable based on its technical merits. If the recognition threshold is met, we recognize a tax benefit based upon the largest amount of the tax benefit that is more likely than not probable, determined by cumulative probability of being realized upon settlement with the taxing authority. We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

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
SHARE-BASED COMPENSATION
We have a share-based award plan that provides for the grant of stock options, restricted stock units, and performance share units to key employees, directors and non-employee consultants. Stock options generally vest after three to five years of continuous service from the date of grant and have a contractual term of 10 years. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods, which generally cliff vest in one or three years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 16, “Share-Based Compensation,” for further information.
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
Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain new information about facts and circumstances that existed as of the closing date. If actual results are materially different than the assumptions we used to determine fair value of the assets acquired and liabilities assumed through a business combination as well as the estimated useful lives of the acquired intangible assets, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. See Note 6, “Acquisitions,” for further information.
Contingent future cash payments related to acquisitions are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs. We have no contingent consideration outstanding as of December 31, 2023.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We assess goodwill for impairment annually, or more frequently whenever events or changes in circumstances indicate its carrying value may not be recoverable. We begin with the qualitative assessment of the likelihood of impairment of each reporting unit. If the conclusion of this assessment is that it is more likely than not that a reporting unit's fair value is more than its carrying value, we are not required to perform a quantitative impairment test. When testing goodwill for impairment quantitatively, we first compare the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds the fair value of that reporting unit, an impairment loss is recognized. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions (Level 3 inputs). The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.

During the fourth quarter, as part of our annual impairment test as of October 1, we performed only qualitative assessments for reporting units that have significant excess fair value over carrying value. As a result of these qualitative assessments, we determined that it was more likely than not that the fair value exceeded the carrying value; therefore, we did not perform a Step 1 quantitative impairment test. However, we did perform a quantitative assessment for the platform technologies reporting unit and concluded no impairment existed as of our annual assessment date. Approximately $1.7 billion, or 67%, of total goodwill as of December 31, 2023, relates to this reporting unit, which, as a result of the recency of the acquisitions comprising the reporting unit, does not have significant excess fair value over carrying value. Our annual goodwill impairment analysis did not result in an impairment charge. During 2023, we recorded no impairment to goodwill because no triggering events or change in circumstances indicating a potential impairment had occurred as of period-end.
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty, such as weighted average cost of capital and revenue growth rates which are forward looking and affected by expectations about future market or economic conditions. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historical or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.
There have been no impairments to goodwill in any of the periods presented. See Note 8, "Goodwill and Other Intangible Assets," for additional information.
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
COSTS OF COMPUTER SOFTWARE
We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to customers for software sold to third parties and capitalize application development stage costs of software developed for internal use. Software development costs primarily consist of personnel costs. During the twelve months period ended December 31, 2023, 2022, and 2021, respectively, we capitalized approximately $32.5 million, $27.6 million, and $21.7 million of software development costs. We begin to amortize capitalized costs when a product is available for general release to customers and internal use software is ready for its intended use. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life generally, three to five years.
CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade customers, and investments in marketable securities. Our cash and cash equivalents primarily consist of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2023, we had cash and cash equivalents of $165.5 million. We perform periodic evaluations of the credit standing of these financial institutions.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our customer base. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2023.

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
NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 - Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.
(2)SEGMENT AND RELATED INFORMATION
In accordance with ASC 280-10, Segment Reporting, we report our results in two reportable segments. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions; courts and public safety solutions; education solutions, and property and recording solutions. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to platform and transformative solutions including digital solutions, payment processing, streamline data processing, and improve operations and workflows.
As of January 1, 2023, our data and insights solutions business unit was integrated into the remaining business units across both reportable segments with no material change to the results of the reportable segments.

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
Segment assets primarily consist of net accounts receivable, prepaid expenses and other current assets, and net property and equipment and software development costs. Corporate assets primarily consist of cash and investments, prepaid insurance, intangibles associated with acquisitions, deferred income taxes, and net property and equipment mainly related to unallocated information and technology assets.

For the year ended December 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$459,544	$68,433	$—	$527,977
Transaction-based fees	174,718	456,817	—	631,535
Maintenance	442,781	23,880	—	466,661
Professional services	209,727	40,249	—	249,976
Software licenses and royalties	32,709	5,387	—	38,096
Hardware and other	30,176	—	7,330	37,506
Intercompany	23,566	—	(23,566)	—
Total revenues	$1,373,221	$594,766	$(16,236)	$1,951,751
Depreciation and amortization expense	25,445	110,354	18,280	154,079
Segment operating income	443,756	124,446	(238,971)	329,231
Software development expenditures	6,619	15,840	10,031	32,490
Capital expenditures	16,788	2,380	1,351	20,519
Segment assets	$631,117	$426,064	$3,619,482	$4,676,663

For the year ended December 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$378,953	$49,573	$—	$428,526
Transaction-based fees	147,370	436,408	—	583,778
Maintenance	444,143	24,312	—	468,455
Professional services	204,970	72,655	—	277,625
Software licenses and royalties	55,158	4,248	—	59,406
Hardware and other	26,592	—	5,822	32,414
Intercompany	21,636	—	(21,636)	—
Total revenues	$1,278,822	$587,196	$(15,814)	$1,850,204
Depreciation and amortization expense	55,389	84,609	19,074	159,072
Segment operating income	418,776	123,291	(214,263)	327,804
Software development expenditures	3,790	14,581	9,251	27,622
Capital expenditures	8,972	6,845	6,712	22,529
Segment assets	$636,377	$362,610	$3,688,430	$4,687,417

For the year ended December 31, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$310,416	$31,702	$—	$342,118
Transaction-based fees	114,662	327,655	—	442,317
Maintenance	439,589	34,698	—	474,287
Professional services	193,184	43,995	—	237,179
Software licenses and royalties	66,816	7,636	—	74,452
Hardware and other	18,876	31	3,027	21,934
Intercompany	22,033	—	(22,033)	—
Total revenues	$1,165,576	$445,717	$(19,006)	$1,592,287
Depreciation and amortization expense	54,011	55,539	26,074	135,624
Segment operating income	401,382	92,582	(222,779)	271,185
Software development expenditures	3,504	12,332	5,857	21,693
Capital expenditures	19,213	3,696	11,010	33,919
Segment assets	$601,390	$359,919	$3,770,852	$4,732,161

Reconciliation of reportable segment operating income to the Company's consolidated totals:	Years Ended December 31,
	2023	2022	2021
Total segment operating income	$329,231	$327,804	$271,185
Amortization of acquired software	(36,062)	(52,192)	(45,601)
Amortization of other intangibles	(74,632)	(61,363)	(44,849)
Interest expense	(23,629)	(28,379)	(23,298)
Other income, net	3,328	1,723	1,544
Income before income taxes	$198,236	$187,593	$158,981
(3) DISAGGREGATION OF REVENUE
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the year ended December 31, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Subscriptions:
SaaS	$—	$527,977	$527,977
Transaction-based fees	—	631,535	631,535
Maintenance	—	466,661	466,661
Professional services	—	249,976	249,976
Software licenses and royalties	34,516	3,580	38,096
Hardware and other	37,506	—	37,506
Total	$72,022	$1,879,729	$1,951,751

For the year ended December 31, 2022	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Subscriptions
SaaS	$—	$428,526	$428,526
Transaction-based fees	—	583,778	583,778
Maintenance	—	468,455	468,455
Professional services	—	277,625	277,625
Software licenses and royalties	50,302	9,104	59,406
Hardware and other	32,414	—	32,414
Total	$82,716	$1,767,488	$1,850,204

For the year ended December 31, 2021	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues:
Subscriptions
SaaS	$—	$342,118	$342,118
Transaction-based fees	—	442,317	442,317
Maintenance	—	474,287	474,287
Professional services	—	237,179	237,179
Software licenses and royalties	62,847	11,605	74,452
Hardware and other	21,934	—	21,934
Total	$84,781	$1,507,506	$1,592,287
Recurring Revenues
The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements and transaction-based fees, which relate to digital government services and payment processing. These revenues are considered recurring because revenues from these sources are expected to recur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of three to five years. Virtually all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenues. Maintenance and support is generally provided under annual, or in some cases, multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the year ended December 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$1,077,043	$549,130	$—	$1,626,173
Non-recurring revenues	272,612	45,636	7,330	325,578
Intercompany	23,566	—	(23,566)	—
Total revenues	$1,373,221	$594,766	$(16,236)	$1,951,751

For the year ended December 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$970,466	$510,293	$—	$1,480,759
Non-recurring revenues	286,720	76,903	5,822	369,445
Intercompany	21,636	—	(21,636)	—
Total revenues	$1,278,822	$587,196	$(15,814)	$1,850,204

For the year ended December 31, 2021	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$864,667	$394,055	$—	$1,258,722
Non-recurring revenues	278,876	51,662	3,027	333,565
Intercompany	22,033	—	(22,033)	—
Total revenues	$1,165,576	$445,717	$(19,006)	$1,592,287
(4)DEFERRED REVENUE AND PERFORMANCE OBLIGATIONS
Total deferred revenue, including long-term, by segment is as follows:

	December 31, 2023	December 31, 2022
Enterprise Software	$589,295	$533,902
Platform Technologies	39,597	33,691
Corporate	4,313	2,982
Totals	$633,205	$570,575
Changes in total deferred revenue, including long-term, were as follows:

2023
Balance at beginning of year	$570,575
Deferral of revenue	1,391,795
Recognition of deferred revenue	(1,329,165)
Balance at end of year	$633,205
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of December 31, 2023 was $2.03 billion, of which we expect to recognize approximately 46% as revenue over the next 12 months and the remainder thereafter.

(5)DEFERRED COMMISSIONS
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $49.2 million and $43.8 million as of December 31, 2023 and 2022, respectively. Amortization expense was $18.6 million, $15.4 million, and $13.4 million for the twelve months ended December 31, 2023, 2022, and 2021, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of income.

(6)ACQUISITIONS
2023
On October 31, 2023, we acquired Resource Exploration, Inc. (“ResourceX”), a leading provider of budgeting software to the public sector. The total purchase price, net of cash acquired of $48,000, was approximately $16.3 million, consisting of $9.1 million paid in cash, $5.7 million of common stock and $1.5 million related to working capital and indemnity holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of ResourceX’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $388,000 and assumed liabilities of approximately $901,000. We recorded goodwill of approximately $10.0 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $7.6 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The intangible assets of $7.6 million are primarily attributable to customer relationships and acquired software and will be amortized over a weighted average period of approximately nine years. We recorded net deferred tax liabilities of $748,000 related to the tax effect of our estimated fair value allocations.
On October 31, 2023, we acquired ARInspect, Inc. (“ARInspect”), a leading provider of AI powered machine learning solutions for public sector field operations. The total purchase price, net of cash acquired of $1.0 million, was approximately $20.5 million, consisting of $19.1 million paid in cash and $2.4 million related to working capital and indemnity holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of ARInspect’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $1.8 million and assumed liabilities of approximately $1.5 million. We recorded goodwill of approximately $13.6 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $10.0 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The intangible assets of $10.0 million are primarily attributable to customer relationships and acquired software and will be amortized over a weighted average period of approximately 12 years. We recorded net deferred tax liabilities of $2.5 million related to the tax effect of our estimated fair value allocations.
On August 8, 2023, we acquired Computing System Innovations, LLC (“CSI”), a leading provider of artificial intelligence automation, redaction, and indexing solution for courts, recorders, attorneys, and others. The total purchase price, net of cash acquired of $415,000, was approximately $36.2 million, consisting of $33.4 million paid in cash and $3.3 million related to working capital and indemnity holdbacks, subject to certain post-closing adjustments.
We have performed a preliminary valuation analysis of the fair market value of CSI’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $1.2 million and assumed liabilities of approximately $2.4 million. We recorded goodwill of approximately $19.4 million, all of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $18.5 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The intangible assets of $18.5 million are primarily attributable to customer relationships and acquired software and will be amortized over a weighted average period of approximately 13 years.
We also paid $2.6 million primarily related to a small acquisition completed during first quarter 2023 and holdbacks related to other acquisitions completed in 2022.
The actual operating results of CSI and ResourceX, from their respective dates of acquisition, are included with the operating results of the ES segment. The operating results of ARInspect are included in the operating results of the PT segment since the date of acquisition. Also, the impact of these acquisitions on our operating results, assets, and liabilities is not material, individually or in the aggregate. The purchase price allocation for CSI, ARInspect, and ResourceX are not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, receivables, and related deferred taxes are subject to change as valuations are finalized. Our balance sheet as of December 31, 2023, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In the twelve months ended December 31, 2023, we incurred fees of approximately $409,000 for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These costs were expensed in 2023 and are included in general and administrative expense in the accompanying consolidated statements of income.

2022
On October 31, 2022, we acquired Rapid Financial Solutions, LLC (“Rapid”), a provider of reliable, scalable, and secure payments with best-in-class card issuance and digital disbursement capabilities. The total purchase price, net of cash acquired of $2.2 million, was approximately $67.4 million, consisting of $51.5 million paid in cash and, $18.2 million of common stock.
We performed a valuation analysis of the fair market value of Rapid’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $12.9 million and assumed liabilities of approximately $10.6 million. In the first quarter of 2023, we recorded $10.0 million for assumed liabilities related to litigation outstanding at the time of acquisition as the amount became probable and estimable and a related $10.0 million indemnification receivable from escrowed amounts established at acquisition. We recorded goodwill of approximately $39.8 million, all of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $27.6 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The $27.6 million of intangible assets are attributable to customer relationships, acquired software, and trade name and will be amortized over a weighted average period of approximately 10 years.
On May 31, 2022, we completed the acquisition of Quatred, LLC (“Quatred”), a systems integrator and barcode technology solutions provider. The total cash price was approximately $637,000.
On February 8, 2022, we acquired US eDirect Inc. (“US eDirect”), a leading provider of technology solutions for campground and outdoor recreation management. The total purchase price, net of cash acquired of $6.4 million, was approximately $116.5 million, consisting of $122.9 million paid in cash.
We performed a valuation analysis of the fair market value of US eDirect's assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

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
As of December 31, 2023, the purchase price allocations for Rapid, US eDirect, and Quatred are complete. The actual operating results of Rapid and US eDirect, from their respective dates of acquisition, are included with the operating results of the Platform Technologies segment. The operating results of Quatred are included in the operating results of the Enterprise Software segment since the date of acquisition.

(7)PROPERTY AND EQUIPMENT, NET AND SOFTWARE DEVELOPMENT COSTS, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2023	2022
Land	—	$22,908	$22,908
Building and leasehold improvements	5-39	172,094	159,059
Computer equipment and purchased software	3-5	118,178	121,968
Furniture and fixtures	5	34,881	39,373
Transportation equipment	5	222	200
		348,283	343,508
Accumulated depreciation and amortization		(178,563)	(170,722)
Property and equipment, net		$169,720	$172,786
Depreciation expense was $25.0 million in 2023, $29.5 million in 2022, and $29.4 million in 2021.
We paid $16.0 million and $4.5 million for real estate and the expansion of existing facilities in 2023 and 2022, respectively.
Software development costs, net consists of the following at December 31:

	Useful Lives (years)	2023	2022
Software development costs	3-5	$92,395	$59,904
Accumulated amortization		(25,271)	(11,715)
Software development costs, net		$67,124	$48,189
Amortization expense for software development costs is recorded to cost of revenues and general and administrative expense. Amortization expense for software development costs recorded to cost of revenues was $12.6 million in 2023, $6.5 million in 2022, and $2.3 million in 2021. Amortization expense for software development costs recorded to general and administrative expense was $930,000 in 2023, $1.4 million expense in 2022, and no expense in 2021.
Estimated annual amortization expense related to software development costs:

2024	$18,546
2025	17,031
2026	13,867
2027	9,286
2028	4,976
Thereafter	3,418
$67,124

(8)GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2023 are as follows:

	Enterprise Software	Platform Technologies	Total
Balance as of 12/31/2021	$836,505	$1,523,169	$2,359,674
Goodwill acquired related to the purchase of US eDirect	—	91,441	91,441
Goodwill acquired related to the purchase of Rapid	—	40,005	40,005
Goodwill acquired related to the purchase of VendEngine	(204)	—	(204)
Goodwill acquired related to the purchase of other acquisitions	(1,608)	—	(1,608)
Balance as of 12/31/2022	834,693	1,654,615	2,489,308
Goodwill acquired related to the purchase of CSI	19,421	—	19,421
Goodwill acquired related to the purchase of ARInspect	—	13,627	13,627
Goodwill acquired related to the purchase of ResourceX	9,978	—	9,978
Purchase price adjustments related to the purchase of other acquisitions	—	(225)	(225)
Transfer from ES to PT	(27,090)	27,090	—
Balance as of 12/31/2023	$837,002	$1,695,107	$2,532,109
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2023	2022
Gross carrying amount of other intangibles:
Customer related intangibles	$1,015,919	$990,545
Acquired software	466,253	456,137
Trade names	45,002	45,293
Leases acquired	5,037	5,037
	1,532,211	1,497,012
Accumulated amortization	(603,341)	(494,848)
Total other intangibles, net	$928,870	$1,002,164
Amortization expense for acquired software is recorded to cost of revenues. Amortization expense for customer related intangibles, trade names and leases acquired is recorded to amortization of other intangibles. Total amortization expense for other intangibles was $111.0 million in 2023, $113.9 million in 2022, and $90.8 million in 2021.
The amortization periods of other intangible assets is summarized in the following table:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$2,532,109	—	$—	$2,489,308	—	$—
Amortizable intangibles:
Customer related intangibles	$1,015,919	18 years	$263,672	$990,545	20 years	$209,501
Acquired software	466,253	7 years	296,704	456,137	5 years	260,642
Trade names	45,002	7 years	38,838	45,293	5 years	21,059
Leases acquired	5,037	9 years	4,127	5,037	9 years	3,646

Estimated annual amortization expense related to other intangibles:

2024	$96,113
2025	92,476
2026	84,965
2027	82,697
2028	79,978
Thereafter	492,641
$928,870
(9)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2023	2022
Accrued wages, bonuses and commissions	$81,679	$73,745
Other accrued liabilities	76,879	58,196
	$158,558	$131,941

(10)DEBT
The following table summarizes our total outstanding borrowings related to the amended 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	December 31, 2023	December 31, 2022
2021 Credit Agreement
Revolving credit facility	S + 1.25%	April 2026	$—	$—
Term Loan A-1	S + 1.25%	April 2026	50,000	290,000
Term Loan A-2	S + 1.00%	April 2024	—	105,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			650,000	995,000
Less: unamortized debt discount and debt issuance costs			(3,993)	(7,611)
Total borrowings, net			646,007	987,389

Less: current portion of debt			(49,801)	(30,000)
Carrying value			$596,206	$957,389
2021 Credit Agreement
In connection with the completion of the acquisition of NIC, Inc. on April 21, 2021, we, as borrower, entered into a $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). The 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any breakage costs. In addition to the required amortization payments on the Term Loan A-1 of 5% annually, certain mandatory quarterly prepayments of the Term Loans and the Revolving Credit Facility will be required (i) upon the issuance or incurrence of additional debt not otherwise permitted under the 2021 Credit Agreement and (ii) upon the occurrence of certain asset sales and insurance and condemnation recoveries, subject to certain thresholds, baskets, and reinvestment provisions as provided in the 2021 Credit Agreement.
On January 28, 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate.

In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility and the Term Loan A-1 bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%. The Term Loan A-2 bears interest, at the Company’s option, at a per annum rate of either (1) the Base Rate plus a margin of 0% to 0.5% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 0.875% to 1.5%. The margin in each case is based upon the Company’s total net leverage ratio, as determined pursuant to the amended 2021 Credit Agreement. In addition to paying interest on the outstanding principal of loans under the Revolving Credit Facility, the Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, currently 0.25% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio. As of December 31, 2023, we have fully repaid amounts due under Term Loan A-2.
The amended 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens. As of December 31, 2023, we were in compliance with those covenants.
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
As of December 31, 2023, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest Rate
The weighted average interest rates for the borrowings under the amended 2021 Credit Agreement and Convertible Senior Notes due 2026 were 6.71% and 0.25%, as of December 31, 2023, respectively. For the twelve months ended December 31, 2023, the effective interest rate was 7.63% for borrowing under the amended 2021 Credit Agreement and 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings under the amended 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying consolidated statements of income:

	Years Ended December 31,
	2023	2022	2021
Contractual interest expense - Revolving Credit Facility	$(1,539)	$(1,267)	$(1,244)
Contractual interest expense - Term Loans	(16,016)	(18,583)	(9,341)
Contractual interest expense - Convertible Senior Notes	(1,500)	(1,500)	(1,213)
Amortization of debt discount and debt issuance costs	(4,574)	(7,029)	(3,297)
Interest expense and amortization of debt issuance costs - terminated 2019 Credit Agreement and Senior Unsecured Bridge loan facility	—	—	(8,203)
Total	$(23,629)	$(28,379)	$(23,298)
As of December 31, 2023, we had one outstanding standalone letter of credit totaling $750,000. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026. For the twelve months ended December 31, 2023, we repaid $345 million of the Term Loans under the amended 2021 Credit Agreement.

As of December 31, 2023, the required annual maturities related to the amended 2021 Credit Agreement and the Convertible Senior Notes due 2026 were as follows:

Year ending December 31,	Annual Maturities
2024	$50,000
2025	—
2026	600,000
2027	—
2028	—
Total required maturities	$650,000
(11) FINANCIAL INSTRUMENTS
The following table presents our financial instruments:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$165,493	$173,857
Available-for-sale investments	17,431	55,538
Equity investments	10,000	10,000
Total	$192,924	$239,395
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Our investment portfolio is classified as available-for-sale in order to have the flexibility to buy and sell investments and maximize cash liquidity for potential acquisitions or for debt repayments. Our available-for-sale investments primarily consist of investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive loss, net of tax in the accompanying consolidated balance sheets and statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of December 31, 2023 and 2022, we have an accrued interest receivable balance of approximately $65,000 and $200,000, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as a reduction to interest income in the period of the loss. During the twelve months ended December 31, 2023, we have recorded no credit losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	December 31, 2023	December 31, 2022
Amortized cost	$17,866	$56,670
Unrealized gains	—	16
Unrealized losses	(435)	(1,148)
Estimated fair value	$17,431	$55,538
As of December 31, 2023, we have $10.4 million of available-for-sale debt securities with contractual maturities of one year or less and $7.0 million with contractual maturities greater than one year. As of December 31, 2023, one available-for-sale debt security with a fair value of $3.0 million has been in a loss position for one year or less and 20 securities with a fair value of $14.2 million have been in a loss position for greater than one year.

The following table presents the activity on our available-for-sale or held-to-maturity investments:

	Years Ended December 31,
	2023	2022	2021
Proceeds from sales and maturities	$49,412	$71,034	$131,449
Realized losses on sales, net of tax	—	(79)	—
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
(12) OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss on Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(46)	$—	$(46)
Other comprehensive loss before reclassifications	(850)	—	(850)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	(27)	—	(27)
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	79	—	79
Other comprehensive loss	(798)	—	(798)
Balance as of December 31, 2022	$(844)	$—	$(844)
Other comprehensive income before reclassifications	518	—	518
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss (gain) on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive income	518	—	518
Balance as of December 31, 2023	$(326)	$—	$(326)
(13)FAIR VALUE MEASUREMENTS
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

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,493	$—	$—	$165,493
Available-for-sale securities	—	17,431	—	17,431
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	49,801	—	49,801
Term Loan A-2	—	—	—	—
Convertible Senior Notes due 2026	—	609,168	—	609,168
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$173,857	$—	$—	$173,857
Available-for-sale securities	—	55,538	—	55,538
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Revolving Credit Facility	—	—	—	—
Term Loan A-1	—	288,302	—	288,302
Term Loan A-2	—	104,603	—	104,603
Convertible Senior Notes due 2026	—	560,910	—	560,910
Assets that are Measured at Fair Value on a Recurring Basis
Cash and cash equivalents, accounts receivables, accounts payables, short-term obligations and certain other assets at cost approximate fair value because of the short maturity of these instruments.
As of December 31, 2023, we have $17.4 million in investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are Measured at Fair Value on a Nonrecurring Basis
As of December 31, 2023, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of our equity method investment for the periods presented. This investment is included in other non-current assets in the accompanying consolidated balance sheets.
We assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2023, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to long-lived and other assets and therefore, no impairment was recorded as of and for the year ended December 31, 2023.
Financial instruments measured at fair value only for disclosure purposes
The fair value of our borrowing under our 2021 Credit Agreement would approximate book value as of December 31, 2023, because our interest rates reset approximately every 30 days or less.

The carrying amount of the Revolving Credit Facility and Term Loans is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying consolidated statements of income.
The fair value of our Convertible Senior Notes is determined based on quoted market prices for a similar liability when traded as an asset in an active market, a Level 2 input. See Note 10, “Debt,” for further discussion.
The carrying amount of the Convertible Senior Notes is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Convertible Senior Notes. Interest expense is included in the accompanying consolidated statements of income.
The following table presents the fair value and carrying value, net, of the amended 2021 Credit Agreement and our Convertible Notes due 2026):

	Fair Value at December 31,		Carrying Value at December 31,
	2023	2022	2023	2022
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	49,801	288,302	49,801	288,302
Term Loan A-2	—	104,603	—	104,603
Convertible Notes due 2026	609,168	560,910	596,206	594,484
	$658,969	$953,815	$646,007	$987,389
(14)INCOME TAX
Income tax provision (benefit) on income from operations consists of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$86,218	$84,570	$7,591
State	19,803	25,975	3,203
	106,021	110,545	10,794
Deferred	(73,704)	(87,192)	(13,271)
	$32,317	$23,353	$(2,477)
Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years Ended December 31,
	2023	2022	2021
Federal income tax expense at statutory rate	$41,630	$39,395	$33,386
State income tax, net of federal income tax benefit	6,881	9,197	5,594
Net operating loss carryback	—	(261)	3,391
Excess tax benefits of share-based compensation	(9,325)	(7,752)	(47,675)
Tax credits	(20,494)	(31,334)	(4,999)
Non-deductible business expenses	5,191	5,425	7,542
Uncertain tax positions	7,647	8,338	(425)
Other, net	787	345	709
	$32,317	$23,353	$(2,477)

The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2023	2022
Deferred income tax assets:
Capitalized research and experimental expenditures	$130,972	$76,731
Operating expenses not currently deductible	22,180	17,263
Stock option and other employee benefit plans	21,864	21,373
Loss and credit carryforwards	7,430	8,589
Deferred revenue	1,923	4,405
Other	111	289
Total deferred income tax assets	184,480	128,650
Valuation allowance	—	—
Total deferred income tax assets, net of valuation allowance	184,480	128,650

Deferred income tax liabilities:
Intangible assets	(242,522)	(256,818)
Property and equipment	(8,659)	(11,220)
Prepaid expenses	(11,889)	(9,503)
Total deferred income tax liabilities	(263,070)	(277,541)
Net deferred income tax liabilities	$(78,590)	$(148,891)
As of December 31, 2023, the capitalization and amortization requirements of research and experimental expenditures pursuant to the TCJA changes to Internal Revenue Code Section 174 resulted in a deferred tax asset of $131.0 million.
As of December 31, 2023, we had after-tax federal and state net operating loss and net tax credit carryforwards of $7.4 million, that will begin expiring in 2033, if not utilized.
The acquired carryforwards are subject to an annual limitation but are expected to be realized. We believe it is more likely than not that all other deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.
The following table provides a reconciliation of the gross unrecognized tax benefits from uncertain tax positions for the years ended December 31:

	2023	2022
Balance at beginning of period	$14,044	$4,400
Additions for tax positions of prior period	3,087	5,103
Reductions for tax positions of prior period	(338)	(169)
Additions for tax positions of current period	4,838	5,724
Settlements	—	—
Expiration of statutes of limitations	(762)	(1,014)
Balance at end of period	$20,869	$14,044
We recognize interest and penalties related to uncertain tax positions as a component of income tax expense in the consolidated statements of income. As of December 31, 2023 and December 31, 2022, we had uncertain tax positions of $22.1 million and $14.6 million, including interest and penalties, respectively, recorded within deferred tax liabilities, other long-term assets, and other long-term liabilities in our consolidated balance sheets. The total amount of unrecognized tax benefits, net of the federal income tax benefit of state taxes, if recognized, that would affect the effective tax rate is $20.1 million as of December 31, 2023, and $13.3 million and $4.0 million as of December 31, 2022, and 2021, respectively. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, we do not expect such increases or decreases to be material to the financial condition or results of operations.

We are subject to U.S. federal income tax, as well as income tax of multiple state, local and foreign jurisdictions. We are routinely subject to income tax examinations by these taxing jurisdictions, but we do not have a history of, nor do we expect any material adjustments as a result of these examinations. With few exceptions, major U.S. federal, state, local and foreign jurisdictions are no longer subject to examination for years before 2019. As of February 21, 2024, no significant adjustments have been proposed by any taxing jurisdiction.
(15) SHAREHOLDERS’ EQUITY
The following table details activity in our common stock:

	Years Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Purchases of treasury shares	—	$—	—	$—	(33)	$(12,977)
Stock option exercises and vesting of restricted stock units	265	44,697	186	26,329	627	96,714
Employee stock plan purchases	52	16,196	49	16,651	35	13,158
Employee taxes paid for withheld shares upon equity award settlement	175	(27,737)	176	(27,219)	147	(25,158)
Shares issued for acquisition	15	5,675	56	18,169	—	—
As of February 21, 2024, we had authorization from our Board of Directors to repurchase up to 2.3 million additional shares of our common stock.
(16) SHARE-BASED COMPENSATION
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
We grant stock awards under the 2018 Plan in the form of stock options, restricted stock units and performance share units. Stock options generally vest after three to five years of continuous service from the date of grant and have a contractual term of 10 years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.
As of December 31, 2023, there were 457,000 shares available for future grants under the 2018 Plan from the 22.9 million shares previously approved by the shareholders.
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
Forfeitures. We recognize the effect of awards for which the requisite service period is not rendered when the award is forfeited (that is, we recognize the effect of forfeitures in compensation cost when they occur). Previously recognized compensation cost for an award is reversed in the period that the award is forfeited.
During fiscal period 2023, no stock option awards were issued; therefore no Black-Scholes model assumptions are reportable. The following weighted average assumptions were used for options granted in prior fiscal periods:

	Years Ended December 31,
	2023	2022	2021
Expected life (in years)	0.0	5.0	5.0
Expected volatility	—%	28.3%	26.1%
Risk-free interest rate	—%	3.3%	1.0%
Share-Based Award Activity
Stock Options
Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	1,511	221.38
Granted	—	—
Exercised	(265)	168.60
Forfeited	(21)	403.78
Outstanding at December 31, 2023	1,225	$229.63	4	$234,787
Exercisable at December 31, 2023	1,127	$216.52	4	$229,829
We had unvested options to purchase approximately 98,000 shares with a weighted average grant date exercise price of $380.83 as of December 31, 2023, and unvested options to purchase approximately 267,000 shares with a weighted average grant date exercise price of $346.14 as of December 31, 2022.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2023	2022	2021
Weighted average grant-date fair value of stock options granted	$—	$108.99	$113.18
Total intrinsic value of stock options exercised	$58,261	$43,160	$215,062

Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity during the periods presented (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2022	568	$376.07
Granted	355	374.09
Vested	(249)	349.35
Forfeited	(28)	384.17
Unvested at December 31, 2023	646	$384.43
Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the consolidated statements of income:

	Years Ended December 31,
	2023	2022	2021
Subscriptions, maintenance and professional services	$26,607	$27,486	$23,705
Sales and marketing expense	10,118	8,800	8,834
General and administrative expense	71,613	66,699	72,187
Total share-based compensation expense	108,338	102,985	104,726
Total tax benefit	(32,997)	(27,599)	(63,456)
Net decrease in net income	$75,341	$75,386	$41,270
As of December 31, 2023, we had $191.6 million of total unrecognized compensation cost related to unvested options and restricted stock units which is expected to be amortized over a weighted average amortization period of 2.4 years.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2023, there were 526,000 shares available for future issuances under the ESPP from the 2.0 million shares previously approved by the stockholders.
(17) EARNINGS PER SHARE
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Years Ended December 31,
	2023	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$165,919	$164,240	$161,458
Denominator:
Weighted-average basic common shares outstanding	42,024	41,544	40,848
Assumed conversion of dilutive securities:
Stock awards	745	855	1,382
Convertible Senior Notes	—	—	14
Denominator for diluted earnings per share - Adjusted weighted-average shares	42,769	42,399	42,244
Earnings per common share:
Basic	$3.95	$3.95	$3.95
Diluted	$3.88	$3.87	$3.82

Share-based awards representing the right to purchase common stock of 343,000 shares in 2023, 372,000 shares in 2022, and 117,000 shares in 2021, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes due 2026 on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the twelve months ended December 31, 2023, as their effect would be antidilutive given none of the conversion features have been triggered. See Note 10, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.
(18) LEASES
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 11 years. Some of these leases include options to extend for up to six years. We have no finance leases and one related party lessor agreement (see Note 20, "Related party transactions") as of December 31, 2023. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the consolidated balance sheets. We incurred lease restructuring costs, resulting in an additional $6.4 million and $1.7 million of operating lease costs during 2023 and 2022, respectively.
The components of operating lease expense were as follows:

Lease Costs	Years ended December 31,
	2023	2022	2021
Operating lease cost	$19,468	$14,743	$11,095
Short-term lease cost	2,121	2,166	2,308
Variable lease cost	1,009	1,047	1,659
Net lease cost	$22,598	$17,956	$15,062
Supplemental information related to leases is as follows:

Other Information	Years ended December 31,
	2023	2022	2021
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12,555	$13,562	$11,432

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,383	$25,171	$20,140

Lease term and discount rate:
Weighted average remaining lease term (years)	7	7	6
Weighted average discount rate	1.59%	1.57%	1.81%

As of December 31, 2023, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2024	$11,482
2025	10,059
2026	7,551
2027	6,232
2028	3,919
Thereafter	13,960
Total lease payments	53,203
Less: Interest	(2,321)
Present value of operating lease liabilities	$50,882
Rental Income from third parties
We own office buildings in Bangor, Falmouth and Yarmouth, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2024 and 2028, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants was $2.1 million in 2023, $1.7 million in 2022, and $1.2 million in 2021. Rental income is included in hardware and other revenue on the consolidated statements of income. Future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2024	$3,049
2025	2,317
2026	1,171
2027	913
2028	734
Thereafter	—
Total	$8,184
As of December 31, 2023, we had no additional significant operating or finance leases that had not yet commenced.
(19) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. Eligible employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $18.6 million in 2023, $17.5 million in 2022, and $15.6 million in 2021.
(20) RELATED PARTY TRANSACTIONS
In April 2023, we entered into an arm's length lessor agreement under which we lease to a company co-owned by a member of our Board of Directors 25,000 square feet of office space in our Lubbock, Texas, facility. The lease agreement, which commenced on April 1, 2023, has an initial term of five years with a pro-rata base rent of $25,000 per month until December 1, 2023, and a base rent of $60,000 per month thereafter. We recognized rental income of $256,000 under this lease for the year ended December 31, 2023.

(21) COMMITMENTS AND CONTINGENCIES
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
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2023, the remaining aggregate minimum purchase commitment under these arrangements was approximately $678 million through 2031. Future minimum payments related to purchase commitments based on contractual agreements are as follows:

Year ending December 31,	Amount
2024	$67,888
2025	65,696
2026	72,990
2027	78,043
2028	85,936
Thereafter	307,809
Total	$678,362
(22) SUBSEQUENT EVENTS
There have been no material events or transactions that occurred subsequent to December 31, 2023.