Form 10-K/A
period 2023-12-31
TYLER TECHNOLOGIES INC
filed 2024-02-27
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K/A
(Amendment No.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10485

TYLER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		75-2303920
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)
5101 Tennyson Parkway
Plano,	Texas	75024
(Address of principal executive offices)		(Zip code)
Registrant’s telephone number, including area code: (972) 713-3700
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	TYL	New York Stock Exchange
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
The number of shares of common stock of the registrant outstanding on February 20, 2024 was 42,276,136.

Ernst & Young LLP	PCAOB ID: 42	Dallas, Texas
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 9, 2024.

EXPLANATORY NOTE
Tyler Technologies, Inc. (together with its subsidiaries, the “ Company” sometimes referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (“ Amendment No. 1” or “Form 10-K/A”) to its Annual Report on Form 10-K for the period ended December 31, 2023, originally filed on February 21, 2024 (the “Original Form 10-K”), solely to include Exhibit 97.1 to the Form 10-K/A, the Tyler Technologies, Inc. Incentive Compensation Recovery Policy adopted on November 20, 2023, which was inadvertently omitted. There are no other changes to the Original Form 10-K.
This Form 10-K/A speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(3) The following documents are filed as part of this Form 10-K/A:

Exhibit Number	Description
*31.3	Rule 13a-14(a) Certification by Principal Executive Officer.(a) Certification by Principal Executive Officer.
*31.4	Rule 13a-14(a) Certification by Principal Financial Officer.
*97.1	Tyler Technologies, Inc. Incentive Compensation Recovery Policy adopted on November 20, 2023
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.LAB	Inline XBRL Extension Labels Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	— Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
Date: February 27, 2024	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)