Form 10-Q
period 2024-03-31
TYLER TECHNOLOGIES INC
filed 2024-04-24
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on April 22, 2024 was 42,455,267.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Subscriptions	$313,243	$280,465
Maintenance	117,218	115,130
Professional services	64,806	60,929
Software licenses and royalties	8,734	10,130
Hardware and other	8,358	5,199
Total revenues	512,359	471,853

Cost of revenues:
Subscriptions, maintenance, and professional services	268,870	252,415
Software licenses and royalties	1,565	2,313
Amortization of software development	4,363	2,588
Amortization of acquired software	9,239	8,920
Hardware and other	4,656	5,780
Total cost of revenues	288,693	272,016

Gross profit	223,666	199,837

Sales and marketing expense	36,427	37,103
General and administrative expense	72,710	72,360
Research and development expense	29,433	26,987
Amortization of other intangibles	18,118	18,407

Operating income	66,978	44,980

Interest expense	(2,184)	(7,684)
Other income, net	1,845	1,246
Income before income taxes	66,639	38,542
Income tax provision	12,469	7,667
Net income	$54,170	$30,875

Earnings per common share:
Basic	$1.28	$0.74
Diluted	$1.26	$0.73
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$54,170	$30,875
Other comprehensive income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gain (loss) on available for sale securities during the period	53	94
Other comprehensive income, net of tax	53	94
Comprehensive income	$54,223	$30,969
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$188,237	$165,493
Accounts receivable (less allowance for losses and sales adjustments of $20,198 in 2024 and $22,829 in 2023)	542,441	619,704
Short-term investments	8,707	10,385
Prepaid expenses	76,486	54,700
Other current assets	8,550	10,303
Total current assets	824,421	860,585
Accounts receivable, long-term	7,340	8,988
Operating lease right-of-use assets	37,874	39,039
Property and equipment, net	167,121	169,720
Other assets:
Software development costs, net	69,795	67,124
Goodwill	2,532,125	2,532,109
Other intangibles, net	901,434	928,870
Non-current investments	5,492	7,046
Other non-current assets	63,153	63,182
	$4,608,755	$4,676,663
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145,168	$146,339
Accrued liabilities	106,446	158,558
Operating lease liabilities	11,147	11,060
Current income tax payable	38,293	2,466
Deferred revenue	571,871	632,914
Current portion of term loans	—	49,801
Total current liabilities	872,925	1,001,138
Convertible senior notes due 2026, net	596,638	596,206
Deferred revenue, long-term	—	291
Deferred income taxes	54,274	78,590
Operating lease liabilities, long-term	37,631	39,822
Other long-term liabilities	24,152	22,621
Total liabilities	1,585,620	1,738,668
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2024 and December 31, 2023	481	481
Additional paid-in capital	1,385,095	1,354,787
Accumulated other comprehensive loss, net of tax	(273)	(326)
Retained earnings	1,657,943	1,603,773
Treasury stock, at cost; 5,707,093 and 5,858,476 shares in 2024 and 2023, respectively	(20,111)	(20,720)
Total shareholders' equity	3,023,135	2,937,995
	$4,608,755	$4,676,663
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$54,170	$30,875
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,097	38,112
Share-based compensation expense	26,866	27,896
Amortization of operating lease right-of-use assets	2,522	3,804
Deferred income tax benefit	(24,334)	(18,556)
Other	(35)	499
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	69,376	77,563
Income tax payable	35,827	25,670
Prepaid expenses and other current assets	(20,240)	(18,381)
Accounts payable	(1,140)	17,547
Operating lease liabilities	(3,461)	(2,246)
Accrued liabilities	(48,006)	(36,951)
Deferred revenue	(61,334)	(71,579)
Other long-term liabilities	1,531	456
Net cash provided by operating activities	71,839	74,709

Cash flows from investing activities:
Additions to property and equipment	(7,282)	(2,020)
Purchase of marketable security investments	—	(10,617)
Proceeds and maturities from marketable security investments	3,271	22,975
Investment in software development	(7,386)	(9,079)
Cost of acquisitions, net of cash acquired	(1,302)	(1,875)
Other	18	16
Net cash used by investing activities	(12,681)	(600)

Cash flows from financing activities:
Payment on term loans	(50,000)	(120,000)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	10,033	(158)
Contributions from employee stock purchase plan	3,553	3,037
Net cash used by financing activities	(36,414)	(117,121)

Net increase (decrease) in cash and cash equivalents	22,744	(43,012)
Cash and cash equivalents at beginning of period	165,493	173,857
Cash and cash equivalents at end of period	$188,237	$130,845
See accompanying notes.

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$1,741	$6,784
Cash received for income taxes, net	(680)	(548)
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$277	$201

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	48,148	$481	$1,354,787	$(326)	$1,603,773	(5,858)	$(20,720)	$2,937,995
Net income	—	—	—	—	54,170	—	—	54,170
Other comprehensive income, net of tax	—	—	—	53	—	—	—	53
Exercise of stock options and vesting of restricted stock units	—	—	(1,738)	—	—	195	22,978	21,240
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(26)	(11,207)	(11,207)
Stock compensation	—	—	26,866	—	—	—	—	26,866
Issuance of shares pursuant to employee stock purchase plan	—	—	3,513	—	—	10	40	3,553
Reimbursement of shares from escrow	—	—	1,667	—	—	(28)	(11,202)	(9,535)
Balance at March 31, 2024	48,148	$481	$1,385,095	$(273)	$1,657,943	(5,707)	$(20,111)	$3,023,135

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
Net income	—	—	—	—	30,875	—	—	30,875
Other comprehensive income, net of tax	—	—	—	94	—	—	—	94
Exercise of stock options and vesting of restricted stock units	—	—	(668)	—	—	136	8,802	8,134
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(26)	(8,292)	(8,292)
Stock compensation	—	—	27,896	—	—	—	—	27,896
Issuance of shares pursuant to employee stock purchase plan	—	—	2,992	—	—	11	45	3,037
Balance at March 31, 2023	48,148	$481	$1,239,945	$(750)	$1,468,729	(6,244)	$(22,272)	$2,686,133

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2024, and December 31, 2023, and operating result amounts are for the three months ended March 31, 2024, and 2023, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2023. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three months ended March 31, 2024 and 2023, we had approximately $53,000 and $94,000 of other comprehensive income, net of taxes, from our available-for-sale investment holdings during the three months ended March 31, 2023.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, that have had a material impact on our condensed consolidated financial statements and related notes. See Recently Adopted Accounting Pronouncements below.
REVENUE RECOGNITION
Nature of Products and Services
We earn the majority of our revenues from subscription-based services and post-contract customer support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Subscription-based services consist primarily of revenues derived from software as a service ("SaaS") arrangements and transactions from digital government services; payment processing; and electronic filing (‘‘e-filing”). We recognize SaaS arrangements ratably over the terms of the arrangements, which range from one to 10 years, but are typically for periods of three to five years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

In those instances whereby variable consideration exists, we include in our estimates, additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable. For transaction-based fees, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services as invoiced based on the amount billable to the customer. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period.
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
Refer to Note 4, “Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, timing, and uncertainty of revenues and cash flows of our various revenue categories.
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
As of March 31, 2024, and December 31, 2023, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $549.8 million and $628.7 million, respectively. We have recorded unbilled receivables of $121.1 million and $119.2 million at March 31, 2024, and December 31, 2023, respectively. Included in unbilled receivables are retention receivables of $10.7 million and $9.8 million at March 31, 2024, and December 31, 2023, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Since most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $20.2 million and $22.8 million at March 31, 2024, and December 31, 2023, respectively.

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
For the three months ended March 31, 2024, no triggering event or changes to circumstances indicated that a potential impairment had occurred.
RECENTLY PRONOUNCED ACCOUNTING STANDARDS
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
(3)    Segment and Related Information
We report our results in two reportable segments. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions; courts and public safety solutions; education solutions, and property and recording solutions. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improve operations and workflows.
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

For the three months ended March 31, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$128,142	$20,642	$—	$148,784
Transaction-based fees	51,884	112,575	—	164,459
Maintenance	111,182	6,036	—	117,218
Professional services	54,893	9,913	—	64,806
Software licenses and royalties	8,571	163	—	8,734
Hardware and other	8,358	—	—	8,358
Intercompany	6,171	—	(6,171)	—
Total revenues	$369,201	$149,329	$(6,171)	$512,359
Segment operating income (loss)	$130,699	$28,255	$(64,619)	$94,335

For the three months ended March 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$106,362	$15,553	$—	$121,915
Transaction-based fees	42,052	116,498	—	158,550
Maintenance	110,081	5,049	—	115,130
Professional services	51,499	9,430	—	60,929
Software licenses and royalties	8,068	2,062	—	10,130
Hardware and other	5,199	—	—	5,199
Intercompany	5,083	—	(5,083)	—
Total revenues	$328,344	$148,592	$(5,083)	$471,853
Segment operating income (loss)	$99,980	$29,537	$(57,210)	$72,307

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2024	2023
Total segment operating income	$94,335	$72,307
Amortization of acquired software	(9,239)	(8,920)
Amortization of other intangibles	(18,118)	(18,407)
Interest expense	(2,184)	(7,684)
Other income, net	1,845	1,246
Income before income taxes	$66,639	$38,542

(4)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended March 31, 2024	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$148,784	$148,784
Transaction-based fees	—	164,459	164,459
Maintenance	—	117,218	117,218
Professional services	—	64,806	64,806
Software licenses and royalties	8,100	634	8,734
Hardware and other	8,358	—	8,358
Total	$16,458	$495,901	$512,359

For the three months ended March 31, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$121,915	$121,915
Transaction-based fees	—	158,550	158,550
Maintenance	—	115,130	115,130
Professional services	—	60,929	60,929
Software licenses and royalties	9,281	849	10,130
Hardware and other	5,199	—	5,199
Total	$14,480	$457,373	$471,853
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
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$291,208	$139,253	$—	$430,461
Non-recurring revenues	71,822	10,076	—	81,898
Intercompany	6,171	—	(6,171)	—
Total revenues	$369,201	$149,329	$(6,171)	$512,359

For the three months ended March 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$258,495	$137,100	$—	$395,595
Non-recurring revenues	64,766	11,492	—	76,258
Intercompany	5,083	—	(5,083)	—
Total revenues	$328,344	$148,592	$(5,083)	$471,853
(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2024	December 31, 2023
Enterprise Software	$531,212	$589,295
Platform Technologies	32,690	39,597
Corporate	7,969	4,313
Totals	$571,871	$633,205
Changes in total deferred revenue, including long-term, were as follows:

Three months ended March 31, 2024
Balance as of December 31, 2023	$633,205
Deferral of revenue	274,562
Recognition of deferred revenue	(335,896)
Balance as of March 31, 2024	$571,871
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of March 31, 2024, was $2.02 billion, of which we expect to recognize approximately 45% as revenue over the next 12 months and the remainder thereafter.
(6)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $49.0 million and $49.2 million as of March 31, 2024, and December 31, 2023, respectively. Amortization expense was $4.8 million and $4.3 million for the three months ended March 31, 2024, and 2023, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
2024
We did not complete any new acquisitions during the three months ended March 31, 2024.
During the three months ended March 31, 2024, we settled litigation that was assumed with the 2022 purchase of Rapid Financial Solutions, LLC. Our purchase agreement included an escrow that fully indemnified and reimbursed Tyler under the terms of the purchase agreement by the return of 27,702 shares of our common stock, with the approximate value of $9.5 million ,that was issued to an escrow account at the time of the purchase.

(8)    Debt
The following table summarizes our total outstanding borrowings related to the amended 2021 Credit Agreement and Convertible Senior Notes:

	Rate	Maturity Date	March 31, 2024	December 31, 2023
2021 Credit Agreement
Revolving credit facility	S + 1.125%	April 2026	$—	$—
Term Loan A-1	S + 1.125%	April 2026	—	50,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	650,000
Less: unamortized debt discount and debt issuance costs			(3,362)	(3,993)
Total borrowings, net			596,638	646,007

Less: current portion of debt			—	(49,801)
Carrying value			$596,638	$596,206
Amended 2021 Credit Agreement
In connection with the completion of the acquisition of NIC, Inc. on April 21, 2021, we, as borrower, entered into a $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2”) and, together (the “Term Loans”). On January 28, 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate. The amended 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any breakage costs. The Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, currently 0.15% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio. The amended 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens.
For the three months ended March 31, 2024, we repaid $50.0 million of the Term Loans and have fully repaid amounts due under the amended 2021 Credit Agreement. Also as of March 31, 2024, we were in compliance with our covenants.
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
As of March 31, 2024, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
The Convertible Senior Notes are redeemable, in whole or in part, at our option at any time, and from time to time, on or after March 15, 2024, and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price of the Notes on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. In addition, calling any Note for redemption constitutes a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

Effective Interest Rate
The weighted average interest rates for the borrowings under Convertible Senior Notes due 2026 were 0.25%, as of March 31, 2024. For the three months ended March 31, 2024, the effective interest rate was 8.66% for our term loan borrowings under the amended 2021 Credit Agreement and 0.54% for the Convertible Senior Notes, respectively. The following sets forth the interest expense recognized related to the borrowings under the amended 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended March 31,
	2024	2023
Contractual interest expense - Revolving Credit Facility	$(230)	$(313)
Contractual interest expense - Term Loans	(761)	(5,641)
Contractual interest expense - Convertible Senior Notes	(375)	(375)
Amortization of debt discount and debt issuance costs	(818)	(1,355)
Total	$(2,184)	$(7,684)
As of March 31, 2024, we had one outstanding standalone letter of credit totaling $750,000. The letter of credit, which guarantees our performance under a client contract, renews automatically annually unless canceled in writing, and expires in the third quarter of 2026.
(9)    Financial Instruments
The following table presents our financial instruments:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$188,237	$165,493
Available-for-sale investments	14,199	17,431
Equity investments	10,000	10,000
Total	$212,436	$192,924
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
As of March 31, 2024, we have an accrued interest receivable balance of approximately $59,000 which is included in accounts receivable, net. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three months ended March 31, 2024, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	March 31, 2024	December 31, 2023
Amortized cost	$14,563	$17,866
Unrealized gains	—	—
Unrealized losses	(364)	(435)
Estimated fair value	$14,199	$17,431
As of March 31, 2024, we have $8.7 million of available-for-sale debt securities with contractual maturities of one year or less and $5.5 million with contractual maturities greater than one year. As of March 31, 2024, no available-for-sale debt securities has been in a loss position for one year or less and 16 securities with a fair value of $13.8 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended March 31,
	2024	2023
Proceeds from sales and maturities	$3,271	$22,975
Realized losses on sales, net of tax	—	—
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
(10)    Other Comprehensive Income (Loss)
The following table presents the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(326)	$—	$(326)
Other comprehensive income	53	—	53
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive income	53	—	53
Balance as of March 31, 2024	$(273)	$—	$(273)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(844)	$—	$(844)
Other comprehensive income	94	—	94
Reclassification adjustment of unrealized gains (losses) on securities transferred from held-to-maturity	—	—	—
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive income	94	—	94
Balance as of March 31, 2023	$(750)	$—	$(750)

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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$188,237	$—	$—	$188,237
Available-for-sale investments	—	14,199	—	14,199
Equity investments	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	604,920	—	604,920
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,493	$—	$—	$165,493
Available-for-sale investments	—	17,431	—	17,431
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Term Loan A-1	—	49,801	—	49,801
Convertible Senior Notes due 2026	—	609,168	—	609,168
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of March 31, 2024, we have $14.2 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.

Assets that are measured at fair value on a nonrecurring basis
As of March 31, 2024, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
As described in Note 2 "Summary of Significant Accounting Policies", we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2023, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles and therefore, no impairment was recorded as of and for the three months ended March 31, 2024.
Financial instruments measured at fair value only for disclosure purposes
The carrying amount of the Revolving Credit Facility and Term Loans is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the terms of the Term Loans. Interest expense is included in the accompanying condensed consolidated statements of income.
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
The following table presents the fair value and carrying value, net, of the amended 2021 Credit Agreement and our Convertible Notes due 2026:

	Fair Value at		Carrying Value at
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	—	49,801	—	49,801
Convertible Senior Notes due 2026	604,920	609,168	596,638	596,206
	$604,920	$658,969	$596,638	$646,007
(12)    Income Tax Provision
We had an effective income tax rate of 18.7% for the three months ended March 31, 2024, compared to 19.9% for the three months ended March 31, 2023. The decrease in the effective tax rate for the three months ended March 31, 2024, as compared to the prior period, is due to the increase in research tax credits and excess tax benefits related to stock incentive awards in the current year, offset by liabilities for uncertain tax positions, an increase in state income taxes, and an increase in non-deductible business expenses.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
We received income tax refunds, net of taxes paid of $680,000 and $548,000 in the three months ended March 31, 2024, and 2023, respectively.

(13)    Share-Based Compensation Plan
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2024	2023
Subscriptions, maintenance, and professional services	$7,390	$6,342
Sales and marketing expense	2,983	2,393
General and administrative expense	16,493	19,161
Total share-based compensation expense	$26,866	$27,896
(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$54,170	$30,875
Denominator:
Weighted-average basic common shares outstanding	42,332	41,832
Assumed conversion of dilutive securities:
Stock awards	768	674
Convertible Senior Notes	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,100	42,506
Earnings per common share:
Basic	$1.28	$0.74
Diluted	$1.26	$0.73
For the three months ended March 31, 2024, and 2023, stock awards, representing the right to purchase common stock of approximately 162,000 and 501,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes due 2026 on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented and interest expense, net of tax, recorded in connection with the Convertible Senior Notes is not added back to the numerator, only in the periods in which such effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three months ended March 31, 2024, and 2023, as their effect would be antidilutive given none of the conversion features have been triggered. See Note 8, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.
(15)    Leases
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 11 years. Some of these leases include options to extend for up to six years. We have no finance leases and one related party lessor agreement (see Note 16, "Related party transactions") as of March 31, 2024. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets. During the three months ended March 31, 2024, we had no lease restructuring costs, and during the three months ended March 31, 2023, we incurred lease restructuring costs resulting in an additional $1.4 million of operating lease costs.

The components of operating lease expense were as follows:

Lease Costs	Three Months Ended March 31,
	2024	2023
Operating lease cost	$2,165	$4,391
Short-term lease cost	551	523
Variable lease cost	238	320
Net lease cost	$2,954	$5,234
Supplemental information related to leases is as follows:

Other Information	Three Months Ended March 31,
	2024	2023
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,185	$2,510

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$1,389	$1,406

Lease term and discount rate:
Weighted average remaining lease term (years)	6.6	7.1
Weighted average discount rate	1.67%	1.59%
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
Rental income from third-party tenants for the three months ended March 31, 2024, totaled $761,000, and for the three months ended March 31, 2023, totaled $466,000. Rental income is included in hardware and other revenue on the consolidated statements of income. As of March 31, 2024, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2024 (Remaining)	$2,418
2025	2,450
2026	1,171
2027	913
2028	734
Thereafter	—
Total	$7,686
(16) Related Party Transactions
In April 2023, we entered into an arm's length lessor agreement under which we lease 25,000 square feet of office space in our Lubbock, Texas facility to a company co-owned by a member of the board of directors. Such member no longer serves on the board of directors. The lease agreement, which commenced on April 1, 2023, has an initial term of five years with a pro-rata base rent of $25,000 per month until December 1, 2023, and a base rent of $60,000 per month thereafter. We recognized rental income of $181,000 under this lease for the three months ended March 31, 2024.

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
The client was unresponsive to our outreach for several months. On August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. At the client's invitation, we then engaged directly with the client on payment resolution. The engagement was not successful. On March 20, 2024, reinitiated our lawsuit. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $699.1 million through 2031.
(18)    Subsequent Events
There have been no material events or transactions that occurred subsequent to March 31, 2024.

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
We report our results in two reportable segments. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software ("ES") reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions; courts and public safety solutions; education solutions, and property and recording solutions. The Platform Technologies ("PT") reportable segment provides public sector entities with software solutions to platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improve operations and workflows.
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

Recent Acquisitions
2024
We did not complete any new acquisitions during the three months ended March 31, 2024.
2023
On October 31, 2023, we acquired Resource Exploration, Inc. (“ResourceX”), a leading provider of budgeting software to the public sector. Also on October 31, 2023, we acquired ARInspect, Inc. (“ARInspect”), a leading provider of AI powered machine learning solutions for public sector field operations. On August 8, 2023, we acquired Computing System Innovations, LLC (“CSI”), a leading provider of artificial intelligence automation, redaction, and indexing solution for courts, recorders, attorneys, and others. The actual operating results of CSI and ResourceX, from their respective dates of acquisition, are included in the operating results of the ES segment. The operating results of ARInspect are included in the operating results of the PT segment since the date of acquisition.
Operating Results
For the three months ended March 31, 2024, total revenues increased 9%, compared to the prior period primarily due to the increase in subscription revenue. Revenues from recent acquisitions contributed $3.0 million or 1% to the total revenue increase for the three months ended March 31, 2024, compared to the prior period.
Subscriptions revenue grew 12% for the three months ended March 31, 2024, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues such as e-filing and payment services. Subscription revenues from recent acquisitions contributed $1.0 million or 0.4% to the increase for the three months ended March 31, 2024.
Our backlog as of March 31, 2024, was $2.02 billion, a 9.5% increase compared to March 31, 2023.
Our total employee count increased to 7,305 at March 31, 2024, including 68 employees who joined us through acquisitions completed since March 31, 2023, from 7,229 at March 31, 2023.
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
ARR was $1.72 billion and $1.58 billion as of March 31, 2024, and 2023, respectively. ARR increased 9% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, potential impairment of intangible assets and goodwill, and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2023.
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended March 31,
	2024	2023
Revenues:
Subscriptions	61.2%	59.4%
Maintenance	22.9	24.4
Professional services	12.6	12.9
Software licenses and royalties	1.7	2.1
Hardware and other	1.6	1.2
Total revenues	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	52.5	53.5
Software licenses, royalties, and amortization of acquired software	2.1	2.4
Amortization of software development	0.9	0.5
Hardware and other	0.9	1.2
Sales and marketing expense	7.1	7.9
General and administrative expense	14.2	15.3
Research and development expense	5.7	5.7
Amortization of other intangibles	3.5	4.0
Operating income	13.1	9.5
Interest expense	(0.4)	(1.6)
Other income, net	0.4	0.3
Income before income taxes	13.1	8.2
Income tax provision	2.4	1.7
Net income	10.7%	6.5%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
ES	$180,026	$148,414	$31,612	21%
PT	133,217	132,051	1,166	1
Total subscriptions revenue	$313,243	$280,465	$32,778	12%

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
Subscriptions revenue grew 12% for the three months ended March 31, 2024, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in our transaction-based revenues. Subscription revenues from recent acquisitions contributed $1.0 million or 0.4% to the increase for the three months ended March 31, 2024.
Total subscriptions revenue derived from SaaS arrangements fees was $148.8 million for the three months ended March 31, 2024, compared to $121.9 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, SaaS fees grew $26.9 million, or 22% compared to prior period. New SaaS clients as well as existing on-premises clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three months ended March 31, 2024, we added 200 new SaaS clients and 90 on-premises existing clients elected to convert to our SaaS model. Since March 31, 2023, we have added 687 new SaaS clients while 355 existing on-premises clients converted to our SaaS offerings. Our new software contract mix for the three months ended March 31, 2024, was approximately 8% perpetual software license arrangements and approximately 92% subscription-based arrangements compared to total new contract mix for the three months ended March 31, 2023, of approximately 17% perpetual software license arrangements and approximately 83% subscription-based arrangements.
Total subscriptions revenue derived from transaction-based fees was $164.5 million for the three months ended March 31, 2024, compared to $158.6 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, transaction-based fees grew $5.9 million, or 4% compared to prior period. Contributing to the growth in transaction-based fees for the three months ended March 31, 2024, are the new transaction customers and volume increases from online payments and e-filing services and the impact of transaction-based fees from recent acquisitions of $1.0 million, compared to prior period.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
ES	$111,182	$110,081	$1,101	1%
PT	6,036	5,049	987	20
Total maintenance revenue	$117,218	$115,130	$2,088	2%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue increased 2% for the three months ended March 31, 2024, compared to the prior period. For the three months ended March 31, 2024, maintenance revenue grew mainly due to annual maintenance rate increases and maintenance associated with new software license sales, partially offset by the impact of clients converting from on-premises license arrangements to SaaS.
Professional services
The following table sets forth a comparison of our professional services revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
ES	$54,893	$51,499	$3,394	7%
PT	9,913	9,430	483	5
Total professional services revenue	$64,806	$60,929	$3,877	6%
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

Professional services revenue increased 6% for the three months ended March 31, 2024, compared to the prior period that increase is primarily attributable to higher new contract volume with increased billable rates and the addition of professional services staff to grow our capacity to deliver backlog.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
ES	$8,571	$8,068	$503	6%
PT	163	2,062	(1,899)	(92)
Total software licenses and royalties revenue	$8,734	$10,130	$(1,396)	(14)%
Software licenses and royalties revenue decreased 14% for the three months ended March 31, 2024, compared to the prior period. The decrease is primarily attributed to the shift in the mix of new software contracts toward more subscription-based agreements compared to the prior period.
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
Cost of revenues and overall gross margin
The following table sets forth a comparison of the key components of our cost of revenues for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
Subscriptions, maintenance, and professional services	$268,870	$252,415	$16,455	7%
Software licenses and royalties	1,565	2,313	(748)	(32)
Amortization of software development	4,363	2,588	1,775	69
Amortization of acquired software	9,239	8,920	319	4
Hardware and other	4,656	5,780	(1,124)	(19)
Total cost of revenues	$288,693	$272,016	$16,677	6%
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
The cost of subscriptions, maintenance, and professional services for the three months ended March 31, 2024, increased $16.5 million or 7%, compared to the prior period. The impact from recent acquisitions was $1.5 million for the three months ended March 31, 2024. The remaining subscriptions, maintenance and professional services expenses increased 6% for the three months ended March 31, 2024, due to duplicate hosting costs as we transition from our proprietary data centers to the public cloud and higher personnel costs. Excluding employees from recent acquisitions, our professional services staff grew by 96 employees since March 31, 2023, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business.
Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties.
The cost of software licenses and royalties for the three months ended March 31, 2024, decreased $0.7 million or 32%, compared to the prior period due to lower third-party software costs.

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
For the three months ended March 31, 2024, amortization of software development costs increased $1.8 million or 69%, compared to the prior period and is attributable to new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of other intangibles range from five to 10 years.
For the three months ended March 31, 2024, amortization of acquired software increased $0.3 million or 4%, compared to the prior period due to amortization of newly acquired software from recent acquisitions completed in fiscal year 2023, offset by assets becoming fully amortized in the fourth quarter 2023.
The following table sets forth a comparison of overall gross margin for the periods presented as of March 31:

	Three Months Ended
	2024	2023	Change
Overall gross margin	43.7%	42.4%	1.3%
Overall Gross Margin. For the three months ended March 31, 2024, our overall gross margin increased 1.3%, compared to the prior period. The increase in overall gross margin compared to the prior period is attributed to a higher revenue mix for subscription revenues compared to the prior period resulting in an increase in incremental margin related to software services, maintenance and subscriptions. Costs related to maintenance and various other services such as SaaS typically grow at a slower rate than related revenue due to leverage in the utilization of support and maintenance staff and economies of scale. The margin increases are partially offset by lower revenue from software licenses, higher software development amortization expense, duplicate hosting costs as we transition from our proprietary data centers to the public cloud, and higher personnel costs.
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

	Three Months Ended		Change
	2024	2023	$	%
Sales and marketing expense	$36,427	$37,103	$(676)	(2)%
S&M as a percentage of revenues was 7.1% for the three months ended March 31, 2024, compared to 7.9% for the three months ended March 31, 2023. For the three months ended March 31, 2024, S&M expense decreased approximately 2%, compared to the prior period. The decrease in S&M for the three months ended March 31, 2024, is primarily attributed to lower professional fees and trade-show event activities, offset by higher bonus and commission expenses.
General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development as well as third-party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, amortization of software development for internal use, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
General and administrative expense	$72,710	$72,360	$350	—%

G&A as a percentage of revenue was 14.2% for the three months ended March 31, 2024, compared to 15.3% for the three months ended March 31, 2023. G&A expense remained flat for the three months ended March 31, 2024, compared to the prior period. The decrease in G&A as a percentage of revenue is primarily attributed to lower share-based compensation expense as a result of a lower number of awards granted and lower facilities costs from lease restructuring compare to prior period, offset by increase in total revenue, higher amortization of software development for internal use and higher bonus expense due to improved operating results.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. Research and development expense consists mainly of costs associated with development of new products and technologies from which we do not currently generate significant revenue.
The following table sets forth a comparison of our research and development expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
Research and development expense	$29,433	$26,987	$2,446	9%
Research and development expense increased 9% for the three months ended March 31, 2024, compared to the prior period, mainly due to a number of product development initiatives shifting from capitalized development projects to projects that are expensed to research and development.
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

	Three Months Ended		Change
	2024	2023	$	%
Amortization of other intangibles	$18,118	$18,407	$(289)	(2)%
For the three months ended March 31, 2024, amortization of other intangibles decreased compared to the prior period due to the impact of certain trade name intangibles assets becoming fully amortized as a result of accelerated amortization expense in the fourth quarter of 2023 and partially in 2024.
Interest expense
The following table sets forth a comparison of our interest expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
Interest expense	$(2,184)	$(7,684)	$5,500	(72)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three months ended March 31, 2024, compared to the prior period is primarily attributable to lower interest incurred as a result of our accelerated repayment of the term loans.

Other income, net
The following table sets forth a comparison of our other income, net, for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
Other income, net	$1,845	$1,246	$599	48%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three months ended March 31, 2024, compared to the prior period is due to increased interest income generated from invested cash as a result of higher interest rates in 2024 compared to 2023.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2024	2023	$	%
Income tax provision	$12,469	$7,667	$4,802	63%

Effective income tax rate	18.7%	19.9%
The decrease in the effective tax rate for the three months ended March 31, 2024, as compared to the prior period, is due to the increase in research tax credits and excess tax benefits related to stock incentive awards in the current year, offset by liabilities for uncertain tax positions, an increase in state income taxes, and an increase in non-deductible business expenses.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2024, we had cash and cash equivalents of $188.2 million compared to $165.5 million at December 31, 2023. We also had $14.2 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of March 31, 2024. These investments have varying maturity dates through 2027 and are held as available-for-sale. We had one outstanding letter of credit totaling $750,000 in favor of a client contract as of March 31, 2024. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the capital markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the three months ended March 31:

	2024	2023
Cash flows provided (used) by:
Operating activities	$71,839	$74,709
Investing activities	(12,681)	(600)
Financing activities	(36,414)	(117,121)
Net increase (decrease) in cash and cash equivalents	$22,744	$(43,012)
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

For the three months ended March 31, 2024, operating activities provided cash of $71.8 million. Operating activities that provided cash were primarily comprised of net income of $54.2 million, non-cash depreciation and amortization charges of $40.1 million, non-cash share-based compensation expense of $26.9 million and non-cash amortization of operating lease right-of-use assets of $2.5 million. Working capital, excluding cash, decreased approximately $51.8 million mainly due to the decline in deferred revenue balances, timing of prepaid renewals, timing of bonus payments, timing of payroll related tax payments, and decreases in operating lease liabilities and deferred taxes associated with stock option activity during the period. These decreases were offset by the timing of income tax payments and timing of collections of annual maintenance renewals and subscription renewal billings that are billed in the fourth quarter. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal billings. Our renewal dates occur throughout the year, but our largest renewal billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of approximately $12.7 million in the three months ended March 31, 2024. We received $3.3 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities. Approximately $7.4 million of software development costs were capitalized. Approximately $7.3 million was invested in property and equipment, including $2.7 million related to real estate. We also paid $1.3 million primarily for working capital holdbacks related to acquisitions completed in 2023.The remaining additions were for computer equipment and furniture and fixtures in support of growth.
Financing activities used cash of $36.4 million in the three months ended March 31, 2024, which is attributable to repayment of $50.0 million of term debt, partially offset by payments received from stock option exercises, net of withheld shares for taxes upon vesting of equity awards and employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of April 24, 2024, we have authorization from our board of directors to repurchase up to 2.2 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.
As of March 31, 2024, we had $600 million in outstanding principal for the Convertible Senior Notes due 2026.
We repaid all amounts due under the Term Loans and have no outstanding borrowings under the 2021 Revolving Credit Facility with an available borrowing capacity of $500 million as of March 31, 2024. As of March 31, 2024, we had one outstanding letter of credit totaling $750,000. The letter of credit, which guarantees our performance under a client contract, renews annually and expires in the third quarter of 2026.
In the three months ended March 31, 2024, and 2023, we paid interest of $1.7 million. See Note 8, "Debt," to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the Amended 2021 Credit Agreement.
We received income tax refunds, net of taxes paid, of $680,000 and $548,000 in the three months ended March 31, 2024, and 2023, respectively. In the three months ended March 31, 2024, stock option exercise activity generated net tax benefits of $2.7 million and reduced tax payments accordingly, as compared to $703,000 in the same period in 2023.
We anticipate that 2024 capital spending will be between $48 million and $50 million, including approximately $30 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
We lease office facilities for use in our operations, as well as transportation and other equipment. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 11 years. Some of these leases include options to extend for up to six years.
Other than the accelerated repayment of $50.0 million of the Term Loans under the amended 2021 Credit Agreement, there were no material changes to our future minimum contractual obligations since December 31, 2023, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of March 31, 2024. Refer to Note 8, “Debt,” Note 12, “Income Tax,” Note 15, “Leases,” and Note 17, “Commitment and Contingencies,” to the condensed consolidated financial statements for related discussions.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
During the three months ended March 31, 2024, the effective interest rate for our borrowings was 8.66%. In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%.
As of March 31, 2024, we had no outstanding borrowings under the amended 2021 Credit Agreement with available borrowing capacity under the 2021 Credit Agreement of $500.0 million and therefore are not subject to any interest risk.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The client was unresponsive to our outreach for several months. On August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. At the client's invitation, we then engaged directly with the client on payment resolution. The engagement was not successful. On March 20, 2024, reinitiated our lawsuit. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2024, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
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
Date: April 24, 2024