Form 10-Q
period 2024-06-30
TYLER TECHNOLOGIES INC
filed 2024-07-31
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on July 29, 2024 was 42,672,664.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscriptions	$333,682	$297,789	$646,925	$578,254
Maintenance	115,309	116,539	232,527	231,670
Professional services	71,928	66,420	136,734	127,349
Software licenses and royalties	5,329	9,779	14,063	19,909
Hardware and other	14,728	13,752	23,086	18,951
Total revenues	540,976	504,279	1,053,335	976,133

Cost of revenues:
Subscriptions, maintenance, and professional services	277,145	255,789	546,015	508,204
Software licenses and royalties	1,560	2,432	3,125	4,745
Amortization of software development	4,484	2,896	8,847	5,485
Amortization of acquired software	9,240	8,924	18,479	17,844
Hardware and other	10,731	11,061	15,387	16,841
Total cost of revenues	303,160	281,102	591,853	553,119

Gross profit	237,816	223,177	461,482	423,014

Sales and marketing expense	41,565	37,103	77,992	74,206
General and administrative expense	75,420	77,681	148,130	150,041
Research and development expense	28,951	28,153	58,384	55,139
Amortization of other intangibles	13,845	18,366	31,963	36,774

Operating income	78,035	61,874	145,013	106,854

Interest expense	(1,253)	(6,387)	(3,437)	(14,071)
Other income, net	1,883	643	3,728	1,889
Income before income taxes	78,665	56,130	145,304	94,672
Income tax provision	10,927	7,000	23,396	14,667
Net income	$67,738	$49,130	$121,908	$80,005

Earnings per common share:
Basic	$1.59	$1.17	$2.87	$1.91
Diluted	$1.57	$1.15	$2.82	$1.87
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$67,738	$49,130	$121,908	$80,005
Other comprehensive income (loss), net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gain (loss) on available for sale securities during the period	55	(36)	108	58
Reclassification adjustment for net loss on sale of available for sale securities, included in net income	—	1	—	1
Other comprehensive income (loss), net of tax	55	(35)	108	59
Comprehensive income	$67,793	$49,095	$122,016	$80,064
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$250,722	$165,493
Accounts receivable (less allowance for losses and sales adjustments of $21,075 in 2024 and $22,829 in 2023)	700,825	619,704
Short-term investments	7,288	10,385
Prepaid expenses	76,726	54,700
Other current assets	6,771	10,303
Total current assets	1,042,332	860,585
Accounts receivable, long-term	7,928	8,988
Operating lease right-of-use assets	36,647	39,039
Property and equipment, net	167,635	169,720
Other assets:
Software development costs, net	74,069	67,124
Goodwill	2,531,899	2,532,109
Other intangibles, net	878,272	928,870
Non-current investments	3,879	7,046
Other non-current assets	76,818	63,182
	$4,819,479	$4,676,663
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$150,444	$146,339
Accrued liabilities	153,032	158,558
Operating lease liabilities	11,179	11,060
Current income tax payable	20,375	2,466
Deferred revenue	652,302	632,914
Current portion of term loans	—	49,801
Total current liabilities	987,332	1,001,138
Convertible senior notes due 2026, net	597,069	596,206
Deferred revenue, long-term	—	291
Deferred income taxes	41,584	78,590
Operating lease liabilities, long-term	35,624	39,822
Other long-term liabilities	25,762	22,621
Total liabilities	1,687,371	1,738,668
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of June 30, 2024 and December 31, 2023	481	481
Additional paid-in capital	1,425,536	1,354,787
Accumulated other comprehensive loss, net of tax	(218)	(326)
Retained earnings	1,725,681	1,603,773
Treasury stock, at cost; 5,523,783 and 5,858,476 shares in 2024 and 2023, respectively	(19,372)	(20,720)
Total shareholders' equity	3,132,108	2,937,995
	$4,819,479	$4,676,663
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$121,908	$80,005
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,236	75,748
Gains (losses) from sale of investments	(1)	2
Share-based compensation expense	57,273	53,924
Change in fair value in available-for-sale investments	—	—
Amortization of operating lease right-of-use assets	4,865	6,569
Deferred income tax benefit	(36,807)	(39,665)
Other	190	445
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(89,785)	(51,508)
Income tax payable	17,909	(41,762)
Prepaid expenses and other current assets	(32,586)	(20,122)
Accounts payable	4,136	13,721
Operating lease liabilities	(6,426)	(5,324)
Accrued liabilities	(1,173)	(15,083)
Deferred revenue	19,263	(3,571)
Other long-term liabilities	3,141	2,146
Net cash provided by operating activities	136,143	55,525

Cash flows from investing activities:
Additions to property and equipment	(13,850)	(6,370)
Purchase of marketable security investments	—	(10,617)
Proceeds and maturities from marketable security investments	6,351	37,107
Investment in software development	(16,493)	(18,753)
Cost of acquisitions, net of cash acquired	(1,302)	(1,875)
Other	21	16
Net cash used by investing activities	(25,273)	(492)

Cash flows from financing activities:
Payment on term loans	(50,000)	(120,000)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	15,885	2,123
Contributions from employee stock purchase plan	8,474	7,751
Net cash used by financing activities	(25,641)	(110,126)

Net increase (decrease) in cash and cash equivalents	85,229	(55,093)
Cash and cash equivalents at beginning of period	165,493	173,857
Cash and cash equivalents at end of period	$250,722	$118,764
See accompanying notes.

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$1,930	$12,286
Cash paid for income taxes, net	39,062	92,933
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$45	$368

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2024	48,148	$481	$1,385,095	$(273)	$1,657,943	(5,707)	$(20,111)	$3,023,135
Net income	—	—	—	—	67,738	—	—	67,738
Other comprehensive income, net of tax	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	—	—	5,168	—	—	194	12,933	18,101
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(25)	(12,249)	(12,249)
Stock compensation	—	—	30,407	—	—	—	—	30,407
Issuance of shares pursuant to employee stock purchase plan	—	—	4,866	—	—	14	55	4,921
Balance at June 30, 2024	48,148	$481	$1,425,536	$(218)	$1,725,681	(5,524)	$(19,372)	$3,132,108

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2023	48,148	$481	$1,239,945	$(750)	$1,468,729	(6,244)	$(22,272)	$2,686,133
Net income	—	—	—	—	49,130	—	—	49,130
Other comprehensive loss, net of tax	—	—	—	(35)	—	—	—	(35)
Exercise of stock options and vesting of restricted stock units	—	—	1,692	—	—	173	11,042	12,734
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(26)	(10,452)	(10,452)
Stock compensation	—	—	26,028	—	—	—	—	26,028
Issuance of shares pursuant to employee stock purchase plan	—	—	4,650	—	—	16	63	4,713
Balance at June 30, 2023	48,148	$481	$1,272,315	$(785)	$1,517,859	(6,081)	$(21,619)	$2,768,251

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	48,148	$481	$1,354,787	$(326)	$1,603,773	(5,858)	$(20,720)	$2,937,995
Net income	—	—	—	—	121,908	—	—	121,908
Other comprehensive income, net of tax	—	—	—	108	—	—	—	108
Exercise of stock options and vesting of restricted stock units	—	—	3,430	—	—	389	35,911	39,341
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(51)	(23,456)	(23,456)
Stock compensation	—	—	57,273	—	—	—	—	57,273
Issuance of shares pursuant to employee stock purchase plan	—	—	8,379	—	—	24	95	8,474
Reimbursement of shares from escrow	—	—	1,667	—	—	(28)	(11,202)	(9,535)
Balance at June 30, 2024	48,148	$481	$1,425,536	$(218)	$1,725,681	(5,524)	$(19,372)	$3,132,108

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
Net income	—	—	—	—	80,005	—	—	80,005
Other comprehensive income, net of tax	—	—	—	59	—	—	—	59
Exercise of stock options and vesting of restricted stock units	—	—	1,023	—	—	309	19,844	20,867
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(52)	(18,744)	(18,744)
Stock compensation	—	—	53,924	—	—	—	—	53,924
Issuance of shares pursuant to employee stock purchase plan	—	—	7,643	—	—	27	108	7,751
Balance at June 30, 2023	48,148	$481	$1,272,315	$(785)	$1,517,859	(6,081)	$(21,619)	$2,768,251

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of June 30, 2024, and December 31, 2023, and operating result amounts are for the three and six months ended June 30, 2024, and 2023, respectively, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2023. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and six months ended June 30, 2024, we had approximately $55,000 and $108,000 of other comprehensive income, net of taxes, from our available-for-sale investment holdings and $35,000 of other comprehensive loss and $59,000 of other comprehensive income, net of taxes, from our available-for-sale investment holdings during the three and six months ended June 30, 2023.
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
REVENUE RECOGNITION
Nature of Products and Services
We earn the majority of our revenues from subscription-based services and post-contract customer support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Subscription-based services consist primarily of revenues derived from software as a service (“SaaS”) arrangements and transactions from digital government services; payment processing; and electronic filing (‘‘e-filing”). We recognize SaaS arrangements ratably over the terms of the arrangements, which range from one to 10 years, but are typically for periods of generally one to three years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the customer access to the software. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

In those instances where variable consideration exists, we include in our estimates additional revenue for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable. For transaction-based fees, we have the right to charge the customer an amount that directly corresponds with the value to the customer of our performance to date. Therefore, we recognize revenue for these services as invoiced based on the amount billable to the customer. In some cases, we are paid on a fixed-fee basis and recognize the revenue ratably over the contractual period.
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
Other software arrangements with customers contain multiple performance obligations that range from software licenses; services such as installation, training, consulting, software modification and customization to meet specific customer needs; hosting; and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, customer demographics, and the number and types of users within our contracts. For arrangements that involve significant production, modification, or customization of the software, or where professional services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the customer over time using progress-to-completion methods. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred or value added. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
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
As of June 30, 2024, and December 31, 2023, total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $708.8 million and $628.7 million, respectively. We have recorded unbilled receivables of $117.6 million and $119.2 million as of June 30, 2024, and December 31, 2023, respectively. Included in unbilled receivables are retention receivables of $10.3 million and $9.8 million as of June 30, 2024, and December 31, 2023, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with accounts receivable, with the current portion in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with accounts receivable, with the long-term portion in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $21.1 million and $22.8 million as of June 30, 2024, and December 31, 2023, respectively.

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
Determining the fair value of our reporting units involves the use of significant estimates and assumptions and considerable management judgment. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty, such as weighted average cost of capital and revenue growth rates which are forward-looking and affected by expectations about future market or economic conditions. Similarly, in a specific period, a reporting unit could significantly underperform relative to its historic or projected future operating results. Either situation could result in a meaningfully different estimate of the fair value of our reporting units, and a consequent future impairment charge.
For the three and six months ended June 30, 2024, no triggering event or changes to circumstances indicated that a potential impairment had occurred.
RECENTLY PRONOUNCED ACCOUNTING STANDARDS
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 - Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.
(3)    Segment and Related Information
We report our results in two reportable segments. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions; courts and public safety solutions; education solutions; and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.
We evaluate performance based on several factors. The primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense, and income taxes. Segment operating income includes intercompany transactions. The majority of our intercompany transactions relate to contracts involving more than one business unit and are valued based on the contractual arrangement. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating loss also includes revenues and expenses related to a Company-wide user conference.

For the three months ended June 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$136,045	$19,933	$—	$155,978
Transaction-based fees	55,701	122,003	—	177,704
Maintenance	109,196	6,113	—	115,309
Professional services	58,731	13,197	—	71,928
Software licenses and royalties	5,319	10	—	5,329
Hardware and other	7,815	—	6,913	14,728
Intercompany	6,511	464	(6,975)	—
Total revenues	$379,318	$161,720	$(62)	$540,976
Segment operating income (loss)	$133,586	$34,909	$(67,375)	$101,120

For the three months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$111,019	$15,579	$—	$126,598
Transaction-based fees	43,535	127,656	—	171,191
Maintenance	109,953	6,586	—	116,539
Professional services	55,256	11,164	—	66,420
Software licenses and royalties	9,479	300	—	9,779
Hardware and other	6,381	—	7,371	13,752
Intercompany	6,852	—	(6,852)	—
Total revenues	$342,475	$161,285	$519	$504,279
Segment operating income (loss)	$111,185	$38,797	$(60,818)	$89,164

For the six months ended June 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$264,187	$40,575	$—	$304,762
Transaction-based fees	107,585	234,578	—	342,163
Maintenance	220,378	12,149	—	232,527
Professional services	113,624	23,110	—	136,734
Software licenses and royalties	13,890	173	—	14,063
Hardware and other	16,173	—	6,913	23,086
Intercompany	12,682	464	(13,146)	—
Total revenues	$748,519	$311,049	$(6,233)	$1,053,335
Segment operating income (loss)	$264,285	$63,164	$(131,994)	$195,455

For the six months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$217,381	$31,132	$—	$248,513
Transaction-based fees	85,587	244,154	—	329,741
Maintenance	220,035	11,635	—	231,670
Professional services	106,755	20,594	—	127,349
Software licenses and royalties	17,547	2,362	—	19,909
Hardware and other	11,580	—	7,371	18,951
Intercompany	11,935	—	(11,935)	—
Total revenues	$670,820	$309,877	$(4,564)	$976,133
Segment operating income (loss)	$211,165	$68,335	$(118,028)	$161,472

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2024	2023	2024	2023
Total segment operating income	$101,120	$89,164	$195,455	$161,472
Amortization of acquired software	(9,240)	(8,924)	(18,479)	(17,844)
Amortization of other intangibles	(13,845)	(18,366)	(31,963)	(36,774)
Interest expense	(1,253)	(6,387)	(3,437)	(14,071)
Other income, net	1,883	643	3,728	1,889
Income before income taxes	$78,665	$56,130	$145,304	$94,672

(4)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended June 30, 2024	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$155,978	$155,978
Transaction-based fees	—	177,704	177,704
Maintenance	—	115,309	115,309
Professional services	—	71,928	71,928
Software licenses and royalties	4,551	778	5,329
Hardware and other	14,728	—	14,728
Total	$19,279	$521,697	$540,976

For the three months ended June 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$126,598	$126,598
Transaction-based fees	—	171,191	171,191
Maintenance	—	116,539	116,539
Professional services	—	66,420	66,420
Software licenses and royalties	8,793	986	9,779
Hardware and other	13,752	—	13,752
Total	$22,545	$481,734	$504,279

For the six months ended June 30, 2024	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$304,762	$304,762
Transaction-based fees	—	342,163	342,163
Maintenance	—	232,527	232,527
Professional services	—	136,734	136,734
Software licenses and royalties	12,651	1,412	14,063
Hardware and other	23,086	—	23,086
Total	$35,737	$1,017,598	$1,053,335

For the six months ended June 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$248,513	$248,513
Transaction-based fees	—	329,741	329,741
Maintenance	—	231,670	231,670
Professional services	—	127,349	127,349
Software licenses and royalties	18,074	1,835	19,909
Hardware and other	18,951	—	18,951
Total	$37,025	$939,108	$976,133
Recurring Revenues
The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services, and are collected on a recurring basis during the contract term. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of generally one to three years. Nearly all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenues. Maintenance and support are generally provided under auto-renewing annual contracts or multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended June 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$300,942	$148,049	$—	$448,991
Non-recurring revenues	71,865	13,207	6,913	91,985
Intercompany	6,511	464	(6,975)	—
Total revenues	$379,318	$161,720	$(62)	$540,976

For the three months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$264,507	$149,821	$—	$414,328
Non-recurring revenues	71,116	11,464	7,371	89,951
Intercompany	6,852	—	(6,852)	—
Total revenues	$342,475	$161,285	$519	$504,279

For the six months ended June 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$592,150	$287,302	$—	$879,452
Non-recurring revenues	143,687	23,283	6,913	173,883
Intercompany	12,682	464	(13,146)	—
Total revenues	$748,519	$311,049	$(6,233)	$1,053,335

For the six months ended June 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$523,003	$286,921	$—	$809,924
Non-recurring revenues	135,882	22,956	7,371	166,209
Intercompany	11,935	—	(11,935)	—
Total revenues	$670,820	$309,877	$(4,564)	$976,133

(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	June 30, 2024	December 31, 2023
Enterprise Software	$620,425	$589,295
Platform Technologies	29,102	39,597
Corporate	2,775	4,313
Totals	$652,302	$633,205
Changes in total deferred revenue, including long-term, were as follows:

Six months ended June 30, 2024
Balance as of December 31, 2023	$633,205
Deferral of revenue	716,239
Recognition of deferred revenue	(697,142)
Balance as of June 30, 2024	$652,302
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of June 30, 2024, was $2.09 billion, of which we expect to recognize approximately 45% as revenue over the next 12 months and the remainder thereafter.
(6)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $50.8 million and $49.2 million as of June 30, 2024, and December 31, 2023, respectively. Amortization expense was $4.9 million and $9.6 million for the three and six months ended June 30, 2024, respectively, and $4.3 million and $8.6 million for the three and six months ended June 30, 2023, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
We did not complete any acquisitions during the six months ended June 30, 2024.
During the six months ended June 30, 2024, we settled litigation that was assumed with the 2022 purchase of Rapid Financial Solutions, LLC. Our purchase agreement included an escrow that fully indemnified and reimbursed Tyler under the terms of the purchase agreement by the return of 27,702 shares of our common stock, with the approximate value of $9.5 million, that were held in an escrow account at the time of the acquisition.

(8)    Debt
The following table summarizes our outstanding borrowings:

	Rate	Maturity Date	June 30, 2024	December 31, 2023
2021 Credit Agreement
Revolving credit facility	S + 1.125%	April 2026	$—	$—
Term Loan A-1	S + 1.125%	April 2026	—	50,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	650,000
Less: unamortized debt discount and debt issuance costs			(2,931)	(3,993)
Total borrowings, net			597,069	646,007

Less: current portion of debt			—	(49,801)
Carrying value			$597,069	$596,206
Amended 2021 Credit Agreement
In connection with the acquisition of NIC, Inc. on April 21, 2021, we, as borrower, entered into a $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lender parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit Agreement provides for (1) a senior unsecured revolving credit facility in an aggregate principal amount of up to $500 million, including sub-facilities for standby letters of credit and swingline loans (the “Revolving Credit Facility”), (2) an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”), and (3) a non-amortizing three-year term loan in the aggregate amount of $300 million (the “Term Loan A-2” together with the “Term Loan A-1”). On January 28, 2023, we amended our 2021 Credit Agreement to replace the LIBOR reference rate with the Secured Overnight Financing Rate (“SOFR”) reference rate. The amended 2021 Credit Agreement matures on April 20, 2026, and the loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any breakage costs. The Company is required to pay a commitment fee on the average daily unused portion of the Revolving Credit Facility, currently 0.15% per annum, ranging from 0.15% to 0.3% based upon the Company’s total net leverage ratio. The amended 2021 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and prohibits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens.
For the six months ended June 30, 2024, we repaid $50.0 million of the Term Loans and have fully repaid amounts due under the amended 2021 Credit Agreement. As of June 30, 2024, we were in compliance with our covenants under the amended 2021 Credit Agreement.
Convertible Senior Notes due 2026
On March 9, 2021, we issued 0.25% Convertible Senior Notes due in 2026 in the aggregate principal amount of $600.0 million (“the Convertible Senior Notes” or “the Notes”). The Convertible Senior Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of March 9, 2021, with U.S. Bank National Association as trustee. The net proceeds from the issuance of the Convertible Senior Notes were $591.4 million, net of initial purchasers’ discounts of $6.0 million and debt issuance costs of $2.6 million.
The Convertible Senior Notes are senior, unsecured obligations and are (i) equal in right of payment to our future senior, unsecured indebtedness; (ii) senior in right of payment to our future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
The Convertible Senior Notes accrue interest at a rate of 0.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. The Convertible Senior Notes mature on March 15, 2026, unless earlier repurchased, redeemed, or converted.

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
With certain exceptions, upon a change of control or other fundamental change (both as defined in the Indenture governing the Convertible Senior Notes), the holders of the Convertible Senior Notes may require us to repurchase all or part of the principal amount of the Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes, plus any accrued and unpaid interest up to, but excluding, the redemption date.
As of June 30, 2024, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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

Effective Interest Rate
The weighted average interest rate for the borrowings under Convertible Senior Notes was 0.25% as of June 30, 2024. For the six months ended June 30, 2024, the effective interest rate was 8.66% for the Term Loans and 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings under the amended 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense - Revolving Credit Facility	$(229)	$(625)	$(459)	$(937)
Contractual interest expense - Term Loans	—	(4,565)	(761)	(10,206)
Contractual interest expense - Convertible Senior Notes	(375)	(375)	(750)	(750)
Amortization of debt discount and debt issuance costs	(649)	(822)	(1,467)	(2,178)
Total	$(1,253)	$(6,387)	$(3,437)	$(14,071)
As of June 30, 2024, we had one outstanding standalone letter of credit totaling $750,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2026.
(9)    Financial Instruments
The following table presents our financial instruments:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$250,722	$165,493
Available-for-sale investments	11,167	17,431
Equity investments	10,000	10,000
Total	$271,889	$192,924
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Our investment portfolio is classified as available-for-sale in order to have the flexibility to buy and sell investments and maximize cash liquidity. Our available-for-sale investments primarily consist of investment grade corporate bonds, municipal bonds, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive loss, net of tax in the accompanying condensed consolidated balance sheets and statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of June 30, 2024, we have an accrued interest receivable balance of approximately $31,000 which is included in accounts receivable, net. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three and six months ended June 30, 2024, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	June 30, 2024	December 31, 2023
Amortized cost	$11,458	$17,866
Unrealized gains	1	—
Unrealized losses	(292)	(435)
Estimated fair value	$11,167	$17,431
As of June 30, 2024, we have $7.3 million of available-for-sale debt securities with contractual maturities of one year or less and $3.9 million with contractual maturities greater than one year. As of June 30, 2024, no available-for-sale security has been in a loss position for one year or less and 12 securities with a fair value of $10.8 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales and maturities	$3,080	$14,132	$6,351	$37,107
Realized losses on sales, net of tax	—	(1)	—	(1)
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
(10)    Other Comprehensive Income (Loss)
The following table presents the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of March 31, 2024	$(273)	$—	$(273)
Other comprehensive income before reclassifications	55	—	55
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive income	55	—	55
Balance as of June 30, 2024	$(218)	$—	$(218)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of March 31, 2023	$(750)	$—	$(750)
Other comprehensive loss before reclassifications	(36)	—	(36)
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	1	—	1
Other comprehensive loss	(35)	—	(35)
Balance as of June 30, 2023	$(785)	$—	$(785)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(326)	$—	$(326)
Other comprehensive income before reclassifications	108	—	108
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive income	108	—	108
Balance as of June 30, 2024	$(218)	$—	$(218)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(844)	$—	$(844)
Other comprehensive income before reclassifications	58	—	58
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	1	—	1
Other comprehensive income	59	—	59
Balance as of June 30, 2023	$(785)	$—	$(785)
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$250,722	$—	$—	$250,722
Available-for-sale investments	—	11,167	—	11,167
Equity investments	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	659,034	—	659,034

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,493	$—	$—	$165,493
Available-for-sale investments	—	17,431	—	17,431
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Term Loan A-1	—	49,801	—	49,801
Convertible Senior Notes due 2026	—	609,168	—	609,168
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of June 30, 2024, we have $11.2 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of June 30, 2024, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
As described in Note 2, “Summary of Significant Accounting Policies”, we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2023, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles. Therefore, no impairment was recorded as of or for the six months ended June 30, 2024.
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

The following table presents the fair value and carrying value, net, of the amended 2021 Credit Agreement and our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
2021 Credit Agreement
Revolving Credit Facility	$—	$—	$—	$—
Term Loan A-1	—	49,801	—	49,801
Convertible Senior Notes due 2026	659,034	609,168	597,069	596,206
	$659,034	$658,969	$597,069	$646,007
(12)    Income Tax Provision
We had an effective income tax rate of 13.9% and 16.1% for the three and six months ended June 30, 2024, respectively, compared to 12.5% and 15.5% for the three and six months ended June 30, 2023, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2024, as compared to the prior period, is due to a decrease in research tax credits offset by a decrease in liabilities for uncertain tax positions and non-deductible business expenses and an increase in excess tax benefits related to stock incentive awards in the current year.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
We made income tax payments, net of refunds, of $39.1 million and $92.9 million in the six months ended June 30, 2024, and 2023, respectively.
(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscriptions, maintenance, and professional services	$7,620	$6,437	$15,010	$12,779
Sales and marketing expense	3,141	2,367	6,124	4,760
General and administrative expense	19,646	17,224	36,139	36,385
Total share-based compensation expense	$30,407	$26,028	$57,273	$53,924

(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$67,738	$49,130	$121,908	$80,005
Denominator:
Weighted-average basic common shares outstanding	42,527	41,980	42,528	41,987
Assumed conversion of dilutive securities:
Stock awards	748	771	758	723
Convertible Senior Notes	—	—	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,275	42,751	43,286	42,710
Earnings per common share:
Basic	$1.59	$1.17	$2.87	$1.91
Diluted	$1.57	$1.15	$2.82	$1.87
For the three and six months ended June 30, 2024, and 2023, stock awards representing the right to purchase common stock of approximately 75,000 and 119,000 shares and 344,000 and 423,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares are included in the denominator of the diluted earnings per share calculation for the entire period being presented. The net interest expense related to the Convertible Senior Notes, after tax, is only added back to the numerator in periods when its effect is dilutive. The approximately 1.2 million remaining resulting common shares related to the Notes are not included in the dilutive weighted-average common shares outstanding calculation for the three and six months ended June 30, 2024, and 2023, as their effect is antidilutive. See Note 8, “Debt,” for discussion on the conversion features related to the Convertible Senior Notes.
(15)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years. We have no finance leases as of June 30, 2024. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets. During the three and six months ended June 30, 2024, we had no lease restructuring costs, and during the six months ended June 30, 2023, we incurred lease restructuring costs resulting in an additional $1.4 million of operating lease costs.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,246	$3,119	$4,411	$7,510
Short-term lease cost	522	513	1,073	1,036
Variable lease cost	136	216	374	536
Net lease cost	$2,904	$3,848	$5,858	$9,082

Supplemental information related to leases is as follows:

Other Information	Six Months Ended June 30,
	2024	2023
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,310	$5,873

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2,428	$2,391

Lease term and discount rate:
Weighted average remaining lease term (years)	6.5	6.9
Weighted average discount rate	1.63%	1.60%
Rental income from third parties
We own office buildings in Bangor, Falmouth, Yarmouth, and Orono, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants, one of which was formerly a related party (see Note 16, "Related Party Transactions"). The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2024 and 2028, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants for the three and six months ended June 30, 2024, totaled $791,000 and $1.6 million, respectively, and for the three and six months ended June 30, 2023, totaled $545,000 and $1.0 million, respectively. Rental income is included in hardware and other revenue on the consolidated statements of income. As of June 30, 2024, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2024 (Remaining)	$1,599
2025	2,221
2026	1,141
2027	882
2028	704
Thereafter	—
Total	$6,547
(16) Related Party Transactions
In April 2023, we entered into an arm's length lease agreement under which we lease 25,000 square feet of office space in our Lubbock, Texas, office facility to a company co-owned by a former member of our board of directors. The lease agreement, which commenced on April 1, 2023, and amended on April 8th, 2024, has an initial term of five years with a pro-rata base rent of $25,000 per month until December 1, 2023, and a base rent of $58,000 per month thereafter. We recognized rental income of $167,000 and $348,000 under this lease for the three and six months ended June 30, 2024, respectively, and $75,000 for the six months ended June 30, 2023.
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

The client was unresponsive to our outreach for several months, and on August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. The client subsequently asked us to negotiate directly with the client to attempt to resolve the dispute. The negotiations were not successful, and on March 20, 2024, we reinitiated our lawsuit. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of June 30, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $682.1 million through 2031.
(18)    Subsequent Events
There have been no material events or transactions that occurred subsequent to June 30, 2024.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical in nature and typically address future or anticipated events, trends, expectations or beliefs with respect to our financial condition, results of operations or business. Forward-looking statements often contain words such as “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates,” “plans,” “intends,” “continues,” “may,” “will,” “should,” “projects,” “might,” “could” or other similar words or phrases. Similarly, statements that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. We believe there is a reasonable basis for our forward-looking statements, but they are inherently subject to risks and uncertainties and actual results could differ materially from the expectations and beliefs reflected in the forward-looking statements. We presently consider the following to be among the important factors that could cause actual results to differ materially from our expectations and beliefs: (1) changes in the budgets or regulatory environments of our clients, primarily local and state governments, that could negatively impact information technology spending; (2) disruption to our business and harm to our competitive position resulting from cyber-attacks, security vulnerabilities and software updates; (3) our ability to protect client information from security breaches and provide uninterrupted operations of data centers; (4) our ability to achieve growth or operational synergies through the integration of acquired businesses, while avoiding unanticipated costs and disruptions to existing operations; (5) material portions of our business require the Internet infrastructure to be adequately maintained; (6) our ability to achieve our financial forecasts due to various factors, including project delays by our clients, reductions in transaction size, fewer transactions, delays in delivery of new products or releases or a decline in our renewal rates for service agreements; (7) general economic, political and market conditions, including continued inflation and rising interest rates; (8) technological and market risks associated with the development of new products or services or of new versions of existing or acquired products or services; (9) competition in the industry in which we conduct business and the impact of competition on pricing, client retention and pressure for new products or services; (10) the ability to attract and retain qualified personnel and dealing with rising labor costs, the loss or retirement of key members of management or other key personnel; and (11) costs of compliance and any failure to comply with government and stock exchange regulations. These factors and other risks that affect our business are described in Item 1A, “Risk Factors”. We expressly disclaim any obligation to publicly update or revise our forward-looking statements.
GENERAL
We provide integrated information management solutions and services for the public sector. We develop and market a broad line of software products and services to address the IT needs of public sector entities. We provide subscription-based services such as software as a service (“SaaS”) and transaction-based services primarily related to digital government services and payment processing. In addition, we provide professional IT services to our clients, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our systems. Additionally, we provide property appraisal services for taxing jurisdictions.
We report our results in two reportable segments. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions; courts and public safety solutions; education solutions; and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.
We evaluate performance based on several factors. The primary financial measure is business segment operating income. We define segment operating income for our business units as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense, and income taxes. Segment operating income includes intercompany transactions. The majority of our intercompany transactions relate to contracts involving more than one business unit and are valued based on the contractual arrangement. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating loss also includes revenues and expenses related to a Company-wide user conference.
See Note 3, “Segment and Related Information,” in the notes to the financial statements for additional information.

Recent Acquisitions
2024
We did not complete any acquisitions during the six months ended June 30, 2024.
2023
On October 31, 2023, we acquired Resource Exploration, Inc. (“ResourceX”), a leading provider of budgeting software to the public sector. Also on October 31, 2023, we acquired ARInspect, Inc. (“ARInspect”), a leading provider of AI-powered machine learning solutions for public sector field operations. On August 8, 2023, we acquired Computing System Innovations, LLC (“CSI”), a leading provider of artificial intelligence automation, redaction, and indexing solution for courts, recorders, attorneys, and others. The actual operating results of CSI and ResourceX are included in the operating results of the ES segment from their respective dates of acquisition. The operating results of ARInspect are included in the operating results of the PT segment since the date of acquisition.
Operating Results
For the three and six months ended June 30, 2024, total revenues increased 7% and 8%, respectively, compared to the prior period primarily due to an increase in subscription revenue. Revenues from recent acquisitions contributed $3.8 million, or 1%, and $6.8 million, or 1%, to the total revenue increase for the three and six months ended June 30, 2024, respectively, compared to the prior period.
Subscriptions revenue grew 12% for both the three and six months ended June 30, 2024, respectively, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues. Subscription revenues from recent acquisitions contributed $1.4 million, or 0.5%, and $2.5 million, or 0.4%, to the increase for the three and six months ended June 30, 2024, respectively.
Our backlog as of June 30, 2024, was $2.09 billion, a 10% increase compared to June 30, 2023.
Our total employee count increased to 7,360 as of June 30, 2024, including 68 employees who joined us through acquisitions completed since June 30, 2023, from 7,247 as of June 30, 2023.
Annualized Recurring Revenues
Subscriptions and maintenance are considered recurring revenue sources. Annualized recurring revenues (ARR) are calculated by annualizing the current quarter’s recurring revenues from maintenance and subscriptions as reported in our statement of income. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric we believe is widely used by companies in the technology sector and by investors, which we believe offers insight to the stability of our maintenance and subscription revenues to be recognized within the year, which are considered recurring in nature, with some seasonality.
Subscriptions revenue primarily consists of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services, and are collected on a recurring basis during the contract term. Transaction-based revenues are historically highest in the second quarter, which coincides with peak outdoor recreation seasons and statutory filing deadlines in many jurisdictions, and lowest in the fourth quarter due to fewer business days and lower transaction volumes around holidays. Because ARR is an annualized revenue amount, the metric can fluctuate from quarter to quarter due to this seasonality.
ARR was $1.80 billion and $1.66 billion as of June 30, 2024, and 2023, respectively. ARR increased 8% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients.

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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscriptions	61.7%	59.1%	61.4%	59.2%
Maintenance	21.3	23.1	22.1	23.7
Professional services	13.3	13.2	13.0	13.0
Software licenses and royalties	1.0	1.9	1.3	2.0
Hardware and other	2.7	2.7	2.2	2.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	51.2	50.7	51.8	52.1
Software licenses, royalties, and amortization of acquired software	2.0	2.3	2.1	2.3
Amortization of software development	0.8	0.6	0.8	0.6
Hardware and other	2.0	2.2	1.5	1.7
Sales and marketing expense	7.7	7.4	7.4	7.6
General and administrative expense	13.9	15.4	14.1	15.4
Research and development expense	5.4	5.6	5.5	5.6
Amortization of other intangibles	2.6	3.6	3.0	3.8
Operating income	14.4	12.2	13.8	10.9
Interest expense	(0.2)	(1.3)	(0.3)	(1.4)
Other income, net	0.3	0.1	0.4	0.2
Income before income taxes	14.5	11.0	13.9	9.7
Income tax provision	2.0	1.4	2.2	1.5
Net income	12.5%	9.6%	11.7%	8.2%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$191,746	$154,554	$37,192	24%	$371,772	$302,968	$68,804	23%
PT	141,936	143,235	(1,299)	(1)	275,153	275,286	(133)	—
Total subscriptions revenue	$333,682	$297,789	$35,893	12%	$646,925	$578,254	$68,671	12%

Subscriptions revenue consists of revenue derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing. We also provide electronic document filing ("e-filing") solutions for which revenue is derived from transaction fees and fixed-fee arrangements.
Subscriptions revenue grew 12% for both the three and six months ended June 30, 2024, respectively, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in certain transaction-based revenues. Subscription revenues from recent acquisitions contributed $1.4 million, or 0.5%, and $2.5 million, or 0.4%, to the increase for the three and six months ended June 30, 2024, respectively.
Total subscriptions revenue derived from SaaS arrangements fees was $156.0 million and $304.8 million for the three and six months ended June 30, 2024, respectively, compared to $126.6 million and $248.5 million for the three and six months ended June 30, 2023, respectively. For both the three and six months ended June 30, 2024, SaaS fees grew 23%, or $29.4 million and $56.2 million, respectively, compared to prior period. New SaaS clients as well as existing on-premises clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and six months ended June 30, 2024, we added 203 and 403 new SaaS clients, respectively, and 111 and 201 existing on-premises clients, respectively, elected to convert to our SaaS model. Since June 30, 2023, we have added 720 new SaaS clients, while 372 existing on-premises clients have converted to our SaaS offerings. Our new software contract mix for the six months ended June 30, 2024, was approximately 10% perpetual software license arrangements and approximately 90% subscription-based arrangements, compared to approximately 17% perpetual software license arrangements and approximately 83% subscription-based arrangements for the six month ended June 30, 2023.
Total subscriptions revenue derived from transaction-based fees was $177.7 million and $342.2 million for the three and six months ended June 30, 2024, respectively, compared to $171.2 million and $329.7 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, transaction-based fees for both periods grew 4% or $6.5 million and $12.4 million, respectively, compared to prior period. Contributing to the growth in transaction-based fees for the three and six months ended June 30, 2024, are the new transaction customers and volume increases from online payments and e-filing services, as well as the impact of transaction-based fees from recent acquisitions of $1.4 million and $2.5 million, respectively, compared to prior period. These increases compared to prior period are partially offset by the change from the gross model to the net model for payments revenue under one of our state enterprise agreements.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$109,196	$109,953	$(757)	(1)%	$220,378	$220,035	$343	—%
PT	6,113	6,586	(473)	(7)	12,149	11,635	514	4
Total maintenance revenue	$115,309	$116,539	$(1,230)	(1)%	$232,527	$231,670	$857	—%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 1% for the three months ended June 30, 2024, and was flat for the six months ended June 30, 2024, compared to the prior period. For the three and six months ended June 30, 2024, maintenance revenue declined primarily due to the impact of clients converting from on-premises license arrangements to SaaS, partially offset by maintenance price increases.
Professional services
The following table sets forth a comparison of our professional services revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$58,731	$55,256	$3,475	6%	$113,624	$106,755	$6,869	6%
PT	13,197	11,164	2,033	18	23,110	20,594	2,516	12
Total professional services revenue	$71,928	$66,420	$5,508	8%	$136,734	$127,349	$9,385	7%

Professional services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities, consulting, and property appraisal services. New clients who implement our software generally contract with us to provide the related professional services. Existing clients also periodically purchase additional training, consulting and minor programming services.
Professional services revenue increased 8% and 7% for the three and six months ended June 30, 2024, respectively, compared to the prior period. The increase is primarily attributable to higher new contract volume along with increased billing rates.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$5,319	$9,479	$(4,160)	(44)%	$13,890	$17,547	$(3,657)	(21)%
PT	10	300	(290)	(97)	173	2,362	(2,189)	(93)
Total software licenses and royalties revenue	$5,329	$9,779	$(4,450)	(46)%	$14,063	$19,909	$(5,846)	(29)%
Software licenses and royalties revenue decreased 46% and 29% for the three and six months ended June 30, 2024, respectively, compared to the prior period. The decrease is primarily attributed to the shift in the mix of new software contracts toward more SaaS.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect that software license revenues will continue to decline as we shift our model away from perpetual licenses to SaaS. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements, but generate higher overall revenue over the term of the contract.
Cost of revenues and overall gross margin
The following table sets forth a comparison of the key components of our cost of revenues for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Subscriptions, maintenance, and professional services	$277,145	$255,789	$21,356	8%	$546,015	$508,204	$37,811	7%
Software licenses and royalties	1,560	2,432	(872)	(36)	3,125	4,745	(1,620)	(34)
Amortization of software development	4,484	2,896	1,588	55	8,847	5,485	3,362	61
Amortization of acquired software	9,240	8,924	316	4	18,479	17,844	635	4
Hardware and other	10,731	11,061	(330)	(3)	15,387	16,841	(1,454)	(9)
Total cost of revenues	$303,160	$281,102	$22,058	8%	$591,853	$553,119	$38,734	7%
Subscriptions, maintenance, and professional services. Cost of subscriptions, maintenance and professional services primarily consist of personnel costs related to installation of our software, conversion of client data, training client personnel and support activities, including enhancing existing solutions, and various other services such as custom development, ongoing operation of SaaS, property appraisal outsourcing activities, digital government services, and other transaction-based services such as e-filing. Other costs included are interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business.
The cost of subscriptions, maintenance, and professional services for the three and six months ended June 30, 2024, increased $21.4 million, or 8%, and $37.8 million, or 7%, respectively, compared to the prior period. The impact from recent acquisitions was $2.2 million and $3.7 million for the three and six months ended June 30, 2024, respectively. The remaining subscriptions, maintenance and professional services expenses increased 7% for both the three and six months ended June 30, 2024, respectively, due to increased hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, together with higher personnel costs. Our professional services staff grew by 74 employees since June 30, 2023, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. The increases were partially off set by the change from the gross model to the net model for payments revenue under one of our state enterprise agreements.

Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties.
The cost of software licenses and royalties for the three and six months ended June 30, 2024, decreased $0.9 million, or 36%, and $1.6 million, or 34%, respectively, compared to the prior period due to lower third-party software costs.
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
For the three and six months ended June 30, 2024, amortization of software development costs increased $1.6 million, or 55%, and $3.4 million, or 61.3%, respectively, compared to the prior period, and is attributable to new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of other intangibles range from five to 10 years.
For both the three and six months ended June 30, 2024, amortization of acquired software increased 4%, or $0.3 million, and $0.6 million, respectively, compared to the prior period, due to amortization of newly acquired software from recent acquisitions completed in fiscal year 2023, partially offset by assets becoming fully amortized in the fourth quarter 2023.
The following table sets forth a comparison of overall gross margin for the periods presented as of June 30:

	Three Months Ended			Six Months Ended
	2024	2023	Change	2024	2023	Change
Overall gross margin	44.0%	44.3%	(0.3)%	43.8%	43.3%	0.5%
Overall Gross Margin. For the three and six months ended June 30, 2024, our overall gross margin decreased 0.3% and increased 0.5%, respectively, compared to the prior period. For the three months ended June 30, 2024, the decline in the overall gross margin compared to prior period is attributed to lower revenue from software licenses and maintenance, higher software development amortization expense, higher personnel costs. For the six months ended June 30, 2024, the increase in overall gross margin compared to the prior period is attributed to a higher revenue mix for subscription revenues compared to the prior period, resulting in an increase in incremental margin related to software services, maintenance and subscriptions.
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

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Sales and marketing expense	$41,565	$37,103	$4,462	12%	$77,992	$74,206	$3,786	5%
S&M expense as a percentage of revenues was 7.7% and 7.4%, respectively, for the three and six months ended June 30, 2024, compared to 7.4% and 7.6%, for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, S&M expense increased approximately 12% and 5%, compared to the prior period. The increase in S&M expense is primarily attributed to higher bonus and commission expenses.

General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions, including senior management, finance, accounting, legal, human resources and corporate development, as well as third-party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, amortization of software development for internal use, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
General and administrative expense	$75,420	$77,681	$(2,261)	(3)%	$148,130	$150,041	$(1,911)	(1)%
G&A expense as a percentage of revenue was 13.9% and 14.1%, respectively, for the three and six months ended June 30, 2024, compared to 15.4% for both the three and six months ended June 30, 2023. G&A expense decreased 3% and 1% for the three and six months ended June 30, 2024, respectively, compared to the prior period. For the three months ended June 30, 2024, the decrease in G&A expense, compared to prior period, is primarily attributed to lower facilities costs from lease restructuring along with lower depreciation expense. For the six months ended June 30, 2024, the decline in G&A expense is primarily attributed to lower facilities costs from lease restructuring, offset by an increase in software and other IT support costs.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. Research and development expense consists mainly of costs associated with development of new products and technologies.
The following table sets forth a comparison of our research and development expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Research and development expense	$28,951	$28,153	$798	3%	$58,384	$55,139	$3,245	6%
Research and development expense increased 3% and 6%, respectively, for the three and six months ended June 30, 2024, compared to the prior period, mainly due to a number of product development initiatives shifting from capitalized development projects to projects that are expensed to research and development.
Amortization of other intangibles
Other intangibles represents the portion of purchase price allocated to the identified intangible assets for customer-related intangibles, trade names and leases acquired. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of customer related intangibles, trade name, and leases acquired is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of amortization of other intangibles for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Amortization of other intangibles	$13,845	$18,366	$(4,521)	(25)%	$31,963	$36,774	$(4,811)	(13)%
For the three and six months ended June 30, 2024, amortization of other intangibles decreased compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in the fourth quarter of 2023 and partially in 2024.

Interest expense
The following table sets forth a comparison of our interest expense for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Interest expense	$(1,253)	$(6,387)	$5,134	(80)%	$(3,437)	$(14,071)	$10,634	(76)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three and six months ended June 30, 2024, compared to the prior period is primarily attributable to lower interest incurred as a result of our repayment of the Term Loans.
Other income, net
The following table sets forth a comparison of our other income, net, for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Other income, net	$1,883	$643	$1,240	193%	$3,728	$1,889	$1,839	97%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and six months ended June 30, 2024, compared to the prior period is due to increased interest income generated from higher invested cash balances and higher interest rates in 2024 compared to 2023.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three and six months ended June 30 ($ in thousands):

	Three Months Ended		Change		Six Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Income tax provision	$10,927	$7,000	$3,927	56%	$23,396	$14,667	$8,729	60%

Effective income tax rate	13.9%	12.5%			16.1%	15.5%
The increase in the effective tax rate for the three and six months ended June 30, 2024, as compared to the prior period, is due to a decrease in research tax credits offset by a decrease in liabilities for uncertain tax positions and non-deductible business expenses and an increase in excess tax benefits related to stock incentive awards in the current year.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2024, we had cash and cash equivalents of $250.7 million, compared to $165.5 million as of December 31, 2023. We also had $11.2 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of June 30, 2024. These investments have varying maturity dates through 2027 and are held as available-for-sale. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the capital markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the six months ended June 30:

	2024	2023
Cash flows provided (used) by:
Operating activities	$136,143	$55,525
Investing activities	(25,273)	(492)
Financing activities	(25,641)	(110,126)
Net increase (decrease) in cash and cash equivalents	$85,229	$(55,093)
Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and bank borrowings. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
For the six months ended June 30, 2024, operating activities provided cash of $136.1 million. Operating activities that provided cash were primarily comprised of net income of $121.9 million, non-cash depreciation and amortization charges of $74.2 million, non-cash share-based compensation expense of $57.3 million, and non-cash amortization of operating lease right-of-use assets of $4.9 million. Changes in working capital, excluding cash, decreased cash provided by operating activities by approximately $122.3 million, mainly due to higher accounts receivable. We have higher accounts receivable because our annual maintenance billing cycle peaks in the second quarter, in addition to timing of payments to and receipts from our government partners, timing of prepaid expenses, and deferred taxes associated with stock option activity during the period. These decreases were offset by an increase in deferred revenue during the period and an increase of income tax payable due to the timing of payments. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription renewal billings. Our renewal dates occur throughout the year, but our largest maintenance billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of approximately $25.3 million in the six months ended June 30, 2024. We received $6.4 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities. Approximately $16.5 million of software development costs were capitalized. Approximately $13.9 million was invested in property and equipment, including $7.0 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of growth. We also paid $1.3 million for working capital holdbacks related to acquisitions completed in 2023.
Financing activities used cash of $25.6 million in the six months ended June 30, 2024, which is attributable to repayment of $50.0 million of term debt, partially offset by $15.9 million in payments received from stock option exercises, net of withheld shares for taxes upon equity awards settlement and $8.5 million in contributions from employee stock purchase plan activity.
In February 2019, our board of directors authorized the repurchase of 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of July 31, 2024, we have authorization from our board of directors to repurchase up to 2.2 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility, and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.
As of June 30, 2024, we had $600.0 million in outstanding principal for the Convertible Senior Notes due 2026.
We repaid all amounts due under the Term Loans and have no outstanding borrowings under the 2021 Revolving Credit Facility, with an available borrowing capacity of $500.0 million as of June 30, 2024.

In the six months ended June 30, 2024, and 2023, we paid interest of $1.9 million and $12.3 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the Amended 2021 Credit Agreement.
We made income tax payments, net of refunds, of $39.1 million and $92.9 million in the six months ended June 30, 2024, and 2023, respectively. In the six months ended June 30, 2024, stock option exercise activity generated net tax benefits of $9.8 million and reduced tax payments accordingly, as compared to $5.2 million in the same period in 2023.
We anticipate that 2024 capital spending will be between $50.0 million and $52.0 million, including approximately $33.0 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years.
Other than the accelerated repayment of $50.0 million of the Term Loans under the amended 2021 Credit Agreement, there were no material changes to our future minimum contractual obligations since December 31, 2023, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of June 30, 2024. Refer to Note 8, “Debt,” Note 12, “Income Tax,” Note 15, “Leases,” and Note 17, “Commitment and Contingencies,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
During the six months ended June 30, 2024, the effective interest rate for our borrowings was 8.66%. In accordance with our amended 2021 Credit Agreement, the borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%.
As of June 30, 2024, we had no outstanding borrowings under the amended 2021 Credit Agreement and therefore are not subject to any interest risk.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The client was unresponsive to our outreach for several months, and on August 23, 2022, we filed a lawsuit to enforce our rights and remedies under the applicable contractual arrangement. The client subsequently asked us to negotiate directly with the client to attempt to resolve the dispute. The negotiations were not successful, and on March 20, 2024, we reinitiated our lawsuit. Although we believe our products and services were delivered in accordance with the terms of our contract and that we are entitled to payment in connection with the termination for convenience, at this time the matter remains unresolved. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contract.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the six months ended June 30, 2024, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
None
ITEM 5. Other Information
(c) Trading Plans
None

ITEM 6. Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certifications Pursuant Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 10.1	Employee Stock Purchase Plan (filed as Exhibit 10.1 to our registration statement 333-279458 dated May 16, 2024 and incorporated by reference herein).
Exhibit 101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
Exhibit 101.LAB	Inline XBRL Extension Labels Linkbase Document.
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*File herewith

    SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYLER TECHNOLOGIES, INC.
By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer and an authorized signatory)
Date: July 31, 2024