Form 10-Q
period 2024-09-30
TYLER TECHNOLOGIES INC
filed 2024-10-23
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on October 21, 2024 was 42,798,585.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscriptions	$347,170	$295,190	$994,095	$873,444
Maintenance	115,587	117,484	348,114	349,154
Professional services	64,462	61,126	201,196	188,475
Software licenses and royalties	6,188	10,554	20,251	30,463
Hardware and other	9,930	10,330	33,016	29,281
Total revenues	543,337	494,684	1,596,672	1,470,817

Cost of revenues:
Subscriptions, maintenance, and professional services	283,750	247,781	829,765	755,985
Software licenses and royalties	1,870	3,120	4,995	7,865
Amortization of software development	4,961	3,083	13,808	8,568
Amortization of acquired software	9,244	9,035	27,723	26,879
Hardware and other	6,052	6,505	21,439	23,346
Total cost of revenues	305,877	269,524	897,730	822,643

Gross profit	237,460	225,160	698,942	648,174

Sales and marketing expense	38,203	35,898	116,195	110,104
General and administrative expense	72,460	78,519	220,590	228,560
Research and development expense	30,120	28,282	88,504	83,421
Amortization of other intangibles	13,850	18,526	45,813	55,300

Operating income	82,827	63,935	227,840	170,789

Interest expense	(1,235)	(5,808)	(4,672)	(19,879)
Other income, net	4,504	787	8,232	2,676
Income before income taxes	86,096	58,914	231,400	153,586
Income tax provision	10,199	11,903	33,595	26,570
Net income	$75,897	$47,011	$197,805	$127,016

Earnings per common share:
Basic	$1.78	$1.12	$4.64	$3.02
Diluted	$1.74	$1.10	$4.56	$2.97
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$75,897	$47,011	$197,805	$127,016
Other comprehensive income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gain on available for sale securities during the period	56	263	164	321
Reclassification adjustment for net income (loss) on sale of available for sale securities, included in net income	(1)	—	(1)	1
Other comprehensive income, net of tax	55	263	163	322
Comprehensive income	$75,952	$47,274	$197,968	$127,338
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$538,296	$165,493
Accounts receivable (less allowance for losses and sales adjustments of $18,404 in 2024 and $22,829 in 2023)	619,508	619,704
Short-term investments	5,985	10,385
Prepaid expenses	68,352	54,700
Other current assets	6,423	10,303
Total current assets	1,238,564	860,585
Accounts receivable, long-term	7,331	8,988
Operating lease right-of-use assets	34,741	39,039
Property and equipment, net	165,272	169,720
Other assets:
Software development costs, net	76,580	67,124
Goodwill	2,531,653	2,532,109
Other intangibles, net	855,099	928,870
Non-current investments	3,884	7,046
Other non-current assets	83,384	63,182
	$4,996,508	$4,676,663
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145,386	$146,339
Accrued liabilities	160,689	158,558
Operating lease liabilities	10,653	11,060
Current income tax payable	22,485	2,466
Deferred revenue	682,422	632,914
Current portion of term loans	—	49,801
Total current liabilities	1,021,635	1,001,138
Convertible senior notes due 2026, net	597,502	596,206
Deferred revenue, long-term	—	291
Deferred income taxes	36,660	78,590
Operating lease liabilities, long-term	33,674	39,822
Other long-term liabilities	31,925	22,621
Total liabilities	1,721,396	1,738,668
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of September 30, 2024 and December 31, 2023	481	481
Additional paid-in capital	1,491,935	1,354,787
Accumulated other comprehensive loss, net of tax	(163)	(326)
Retained earnings	1,801,578	1,603,773
Treasury stock, at cost; 5,361,877 and 5,858,476 shares in 2024 and 2023, respectively	(18,719)	(20,720)
Total shareholders' equity	3,275,112	2,937,995
	$4,996,508	$4,676,663
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$197,805	$127,016
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,766	114,198
(Gains) losses from sale of investments	(2)	1
Share-based compensation expense	88,460	80,905
Amortization of operating lease right-of-use assets	7,262	12,258
Deferred income tax benefit	(41,504)	(44,000)
Other	228	398
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	(7,901)	(37,768)
Income tax payable	20,019	(51,300)
Prepaid expenses and other current assets	(28,157)	(11,594)
Accounts payable	(922)	27,848
Operating lease liabilities	(9,392)	(8,224)
Accrued liabilities	6,510	(10,607)
Deferred revenue	49,383	28,357
Other long-term liabilities	9,304	5,533
Net cash provided by operating activities	399,859	233,021

Cash flows from investing activities:
Additions to property and equipment	(16,734)	(12,506)
Purchase of marketable security investments	—	(10,617)
Proceeds and maturities from marketable security investments	7,700	45,452
Investment in software development	(24,412)	(27,447)
Cost of acquisitions, net of cash acquired	(1,395)	(35,540)
Other	168	48
Net cash used by investing activities	(34,673)	(40,610)

Cash flows from financing activities:
Payment on term loans	(50,000)	(255,000)
Payment of debt issuance costs	(2,637)	—
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	47,433	8,438
Contributions from employee stock purchase plan	12,821	11,780
Net cash provided (used) by financing activities	7,617	(234,782)

Net increase (decrease) in cash and cash equivalents	372,803	(42,371)
Cash and cash equivalents at beginning of period	165,493	173,857
Cash and cash equivalents at end of period	$538,296	$131,486
See accompanying notes.

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$2,860	$16,820
Cash paid for income taxes, net	45,660	118,000
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$111	$834

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2024	48,148	$481	$1,425,536	$(218)	$1,725,681	(5,524)	$(19,372)	$3,132,108
Net income	—	—	—	—	75,897	—	—	75,897
Other comprehensive income, net of tax	—	—	—	55	—	—	—	55
Exercise of stock options and vesting of restricted stock units	—	—	30,894	—	—	153	961	31,855
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(307)	(307)
Stock compensation	—	—	31,187	—	—	—	—	31,187
Issuance of shares pursuant to employee stock purchase plan	—	—	4,306	—	—	10	41	4,347
Reimbursement of shares from escrow	—	—	12	—	—	—	(42)	(30)
Balance at September 30, 2024	48,148	$481	$1,491,935	$(163)	$1,801,578	(5,362)	$(18,719)	$3,275,112

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2023	48,148	$481	$1,272,315	$(785)	$1,517,859	(6,081)	$(21,619)	$2,768,251
Net income	—	—	—	—	47,011	—	—	47,011
Other comprehensive income, net of tax	—	—	—	263	—	—	—	263
Exercise of stock options and vesting of restricted stock units	—	—	6,200	—	—	29	398	6,598
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(1)	(282)	(282)
Stock compensation	—	—	26,981	—	—	—	—	26,981
Issuance of shares pursuant to employee stock purchase plan	—	—	3,983	—	—	11	46	4,029
Balance at September 30, 2023	48,148	$481	$1,309,479	$(522)	$1,564,870	(6,042)	$(21,457)	$2,852,851

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	48,148	$481	$1,354,787	$(326)	$1,603,773	(5,858)	$(20,720)	$2,937,995
Net income	—	—	—	—	197,805	—	—	197,805
Other comprehensive income, net of tax	—	—	—	163	—	—	—	163
Exercise of stock options and vesting of restricted stock units	—	—	34,324	—	—	542	36,872	71,196
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(52)	(23,763)	(23,763)
Stock compensation	—	—	88,460	—	—	—	—	88,460
Issuance of shares pursuant to employee stock purchase plan	—	—	12,685	—	—	34	136	12,821
Reimbursement of shares from escrow	—	—	1,679	—	—	(28)	(11,244)	(9,565)
Balance at September 30, 2024	48,148	$481	$1,491,935	$(163)	$1,801,578	(5,362)	$(18,719)	$3,275,112

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	48,148	$481	$1,209,725	$(844)	$1,437,854	(6,365)	$(22,827)	$2,624,389
Net income	—	—	—	—	127,016	—	—	127,016
Other comprehensive income, net of tax	—	—	—	322	—	—	—	322
Exercise of stock options and vesting of restricted stock units	—	—	7,223	—	—	338	20,242	27,465
Employee taxes paid for withheld shares for taxes upon equity award settlement	—	—	—	—	—	(53)	(19,026)	(19,026)
Stock compensation	—	—	80,905	—	—	—	—	80,905
Issuance of shares pursuant to employee stock purchase plan	—	—	11,626	—	—	38	154	11,780
Balance at September 30, 2023	48,148	$481	$1,309,479	$(522)	$1,564,870	(6,042)	$(21,457)	$2,852,851

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States, or GAAP, for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of September 30, 2024, and December 31, 2023, and operating result amounts are for the three and nine months ended September 30, 2024, and 2023, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2023. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three and nine months ended September 30, 2024 and 2023, we had approximately $55,000 and $163,000 and $263,000 and $322,000, respectively, of other comprehensive income, net of taxes, from our available-for-sale investment holdings.
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
REVENUE RECOGNITION
Nature of Products and Services
We earn the majority of our revenues from subscription-based services and post-contract customer support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Subscription-based services consist primarily of revenues derived from software as a service (“SaaS”) arrangements and transactions from digital government services; payment processing; and electronic filing (‘‘e-filing”). We recognize SaaS arrangements ratably over the terms of the arrangements, which range from one to 10 years, but are typically for periods of generally one to three years. In certain cases, we have concluded that some services with SaaS arrangements are not distinct and therefore we recognize the revenue ratably of the remaining contractual period once we have provided the customer assess to the SaaS deliverable. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met.

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
As of September 30, 2024, and December 31, 2023, total current and long-term accounts receivable, net of allowance for losses and sales adjustments was $626.8 million and $628.7 million, respectively. We have recorded unbilled receivables of $114.3 million and $119.2 million as of September 30, 2024, and December 31, 2023, respectively. Included in unbilled receivables are retention receivables of $11.1 million and $9.8 million as of September 30, 2024, and December 31, 2023, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with long-term portion of accounts receivable in the accompanying condensed consolidated balance sheets.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $18.4 million and $22.8 million as of September 30, 2024, and December 31, 2023, respectively.

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
For the three and nine months ended September 30, 2024, no triggering event or changes to circumstances indicated that a potential impairment had occurred.
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
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. This guidance will not have a material impact upon our financial position and results of operations.
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

For the three months ended September 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$144,445	$22,179	$—	$166,624
Transaction-based fees	61,561	118,985	—	180,546
Maintenance	109,346	6,241	—	115,587
Professional services	53,947	10,515	—	64,462
Software licenses and royalties	5,424	764	—	6,188
Hardware and other	9,025	905	—	9,930
Intercompany	6,983	4,765	(11,748)	—
Total revenues	$390,731	$164,354	$(11,748)	$543,337
Segment operating income (loss)	$139,874	$32,866	$(66,819)	$105,921

For the three months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$120,747	$17,762	$—	$138,509
Transaction-based fees	45,176	111,505	—	156,681
Maintenance	111,574	5,910	—	117,484
Professional services	52,413	8,713	—	61,126
Software licenses and royalties	7,531	3,023	—	10,554
Hardware and other	10,371	—	(41)	10,330
Intercompany	5,943	—	(5,943)	—
Total revenues	$353,755	$146,913	$(5,984)	$494,684
Segment operating income (loss)	$121,560	$31,411	$(61,475)	$91,496

For the nine months ended September 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$408,632	$62,754	$—	$471,386
Transaction-based fees	169,146	353,563	—	522,709
Maintenance	329,724	18,390	—	348,114
Professional services	167,571	33,625	—	201,196
Software licenses and royalties	19,314	937	—	20,251
Hardware and other	25,198	905	6,913	33,016
Intercompany	19,665	5,229	(24,894)	—
Total revenues	$1,139,250	$475,403	$(17,981)	$1,596,672
Segment operating income (loss)	$404,159	$96,030	$(198,813)	$301,376

For the nine months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$338,128	$48,894	$—	$387,022
Transaction-based fees	130,761	355,661	—	486,422
Maintenance	331,609	17,545	—	349,154
Professional services	159,168	29,307	—	188,475
Software licenses and royalties	25,078	5,385	—	30,463
Hardware and other	21,951	—	7,330	29,281
Intercompany	17,878	—	(17,878)	—
Total revenues	$1,024,573	$456,792	$(10,548)	$1,470,817
Segment operating income (loss)	$332,725	$99,746	$(179,503)	$252,968

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2024	2023	2024	2023
Total segment operating income	$105,921	$91,496	$301,376	$252,968
Amortization of acquired software	(9,244)	(9,035)	(27,723)	(26,879)
Amortization of other intangibles	(13,850)	(18,526)	(45,813)	(55,300)
Interest expense	(1,235)	(5,808)	(4,672)	(19,879)
Other income, net	4,504	787	8,232	2,676
Income before income taxes	$86,096	$58,914	$231,400	$153,586

(4)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Timing of Revenue Recognition
Timing of revenue recognition by revenue category during the period is as follows:

For the three months ended September 30, 2024	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$166,624	$166,624
Transaction-based fees	—	180,546	180,546
Maintenance	—	115,587	115,587
Professional services	—	64,462	64,462
Software licenses and royalties	5,346	842	6,188
Hardware and other	9,930	—	9,930
Total	$15,276	$528,061	$543,337

For the three months ended September 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$138,509	$138,509
Transaction-based fees	—	156,681	156,681
Maintenance	—	117,484	117,484
Professional services	—	61,126	61,126
Software licenses and royalties	9,946	608	10,554
Hardware and other	10,330	—	10,330
Total	$20,276	$474,408	$494,684

For the nine months ended September 30, 2024	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$471,386	$471,386
Transaction-based fees	—	522,709	522,709
Maintenance	—	348,114	348,114
Professional services	—	201,196	201,196
Software licenses and royalties	17,997	2,254	20,251
Hardware and other	33,016	—	33,016
Total	$51,013	$1,545,659	$1,596,672

For the nine months ended September 30, 2023	Products and services transferred at a point in time	Products and services transferred over time	Total
Revenues
Subscriptions:
SaaS	$—	$387,022	$387,022
Transaction-based fees	—	486,422	486,422
Maintenance	—	349,154	349,154
Professional services	—	188,475	188,475
Software licenses and royalties	28,020	2,443	30,463
Hardware and other	29,281	—	29,281
Total	$57,301	$1,413,516	$1,470,817
Recurring Revenues
The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscriptions revenues primarily consist of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of generally one to three years. Nearly all of our on-premises software clients contract with us for maintenance and support. Maintenance and support are generally provided under auto-renewing annual contracts or multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended September 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$315,352	$147,405	$—	$462,757
Non-recurring revenues	68,396	12,184	—	80,580
Intercompany	6,983	4,765	(11,748)	—
Total revenues	$390,731	$164,354	$(11,748)	$543,337

For the three months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$277,497	$135,177	$—	$412,674
Non-recurring revenues	70,315	11,736	(41)	82,010
Intercompany	5,943	—	(5,943)	—
Total revenues	$353,755	$146,913	$(5,984)	$494,684

For the nine months ended September 30, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$907,502	$434,707	$—	$1,342,209
Non-recurring revenues	212,083	35,467	6,913	254,463
Intercompany	19,665	5,229	(24,894)	—
Total revenues	$1,139,250	$475,403	$(17,981)	$1,596,672

For the nine months ended September 30, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Recurring revenues	$800,498	$422,100	$—	$1,222,598
Non-recurring revenues	206,197	34,692	7,330	248,219
Intercompany	17,878	—	(17,878)	—
Total revenues	$1,024,573	$456,792	$(10,548)	$1,470,817

(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	September 30, 2024	December 31, 2023
Enterprise Software	$641,616	$589,295
Platform Technologies	38,478	39,597
Corporate	2,328	4,313
Totals	$682,422	$633,205
Changes in total deferred revenue, including long-term, were as follows:

Nine months ended September 30, 2024
Balance as of December 31, 2023	$633,205
Deferral of revenue	1,110,313
Recognition of deferred revenue	(1,061,096)
Balance as of September 30, 2024	$682,422
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate amount of transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized (“backlog”), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Backlog as of September 30, 2024, was $2.13 billion, of which we expect to recognize approximately 45% as revenue over the next 12 months and the remainder thereafter.
(6)    Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. Deferred commissions were $53.1 million and $49.2 million as of September 30, 2024, and December 31, 2023, respectively. Amortization expense was $4.8 million and $14.5 million for the three and nine months ended September 30, 2024, respectively, and $5.0 million and $13.6 million for the three and nine months ended September 30, 2023, respectively. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.
(7)    Acquisitions
We did not complete any acquisitions during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company resolved an outstanding matter related to the acquisition of Resource Exploration, Inc. (“ResourceX”) for $60,000. The matter was fully indemnified and reimbursed using a combination of cash from acquisition date holdback and return of shares of our common stock from escrow.
During the nine months ended September 30, 2024, the Company settled litigation for $9.5 million related to a case that was assumed with the 2022 purchase of Rapid Financial Solutions, LLC. Our purchase agreement included an escrow that fully indemnified and reimbursed Tyler under the terms of the purchase agreement.

(8)    Debt
The following table summarizes our outstanding borrowings:

	Rate	Maturity Date	September 30, 2024	December 31, 2023
2024 Credit Agreement
Revolving credit facility	S + 1.125%	September 2029	$—	$—
2021 Credit Agreement
Revolving credit facility	S + 1.125%	April 2026	—	—
Term Loan A-1	S + 1.125%	April 2026	—	50,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	650,000
Less: unamortized debt discount and debt issuance costs			(2,498)	(3,993)
Total borrowings, net			597,502	646,007

Less: current portion of debt			—	(49,801)
Carrying value			$597,502	$596,206
2024 Credit Agreement
On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million, including subfacilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. The Company incurred issuance fees of $2.6 million in connection with the 2024 Credit Agreement. The 2024 Credit Agreement replaces Tyler’s existing $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto (the “2021 Credit Agreement”), which was scheduled to mature in April 2026.
The 2024 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of defaults. The 2024 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens.
Loans under the revolving credit facility will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%. The margin in each case is based upon Tyler’s total net leverage ratio, as determined pursuant to the 2024 Credit Agreement. In addition to paying interest on the outstanding principal of loans under the revolving credit facility, the Company is required to pay a commitment fee initially in the amount of 0.125% per annum, ranging from 0.125% to 0.25% based upon the Company’s total net leverage ratio. Borrowings under the 2024 Credit Agreement may be used for general corporate purposes, including working capital requirements, acquisitions and capital expenditures.
As of September 30, 2024, we had no borrowings outstanding and were in compliance with our covenants under the 2024 Credit Agreement. For the nine months ended September 30, 2024, we repaid $50.0 million of the Term Loans and had no borrowings outstanding under the 2021 Credit Agreement prior to its termination on September 25, 2024.
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
As of September 30, 2024, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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

Effective Interest Rate
The weighted average interest rate for the borrowings under the Convertible Senior Notes was 0.25% as of September 30, 2024. For the nine months ended September 30, 2024, the effective interest rate was 8.66% for the Term Loans under the 2021 Credit Agreement and 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2024 Credit Agreement, the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Contractual interest expense - 2024 Revolving Credit Facility	$—	$—	$—	$—
Contractual interest expense - 2021 Revolving Credit Facility	(212)	(319)	(671)	(1,257)
Contractual interest expense - Term Loans	—	(3,787)	(761)	(13,993)
Contractual interest expense - Convertible Senior Notes	(375)	(375)	(1,125)	(1,125)
Amortization of debt discount and debt issuance costs	(648)	(1,327)	(2,115)	(3,504)
Total	$(1,235)	$(5,808)	$(4,672)	$(19,879)
As of September 30, 2024, we had one outstanding standalone letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2025.
(9)    Financial Instruments
The following table presents our financial instruments:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$538,296	$165,493
Available-for-sale investments	9,869	17,431
Equity investments	10,000	10,000
Total	$558,165	$192,924
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
As of September 30, 2024, we have an accrued interest receivable balance of approximately $43,000 which is included in accounts receivable, net. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three and nine months ended September 30, 2024, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	September 30, 2024	December 31, 2023
Amortized cost	$10,088	$17,866
Unrealized gains	—	—
Unrealized losses	(219)	(435)
Estimated fair value	$9,869	$17,431
As of September 30, 2024, we have $6.0 million of available-for-sale debt securities with contractual maturities of one year or less and $3.9 million with contractual maturities greater than one year. As of September 30, 2024, no available-for-sale security has been in a loss position for one year or less and 10 securities with a fair value of $9.6 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales and maturities	$1,349	$8,345	$7,700	$45,452
Realized gains (losses) on sales, net of tax	1	—	1	(1)
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
(10)    Other Comprehensive Income (Loss)
The following table presents the changes in the balances of accumulated other comprehensive loss, net of tax by component:

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of June 30, 2024	$(218)	$—	$(218)
Other comprehensive income before reclassifications	56	—	56
Reclassification adjustment for net income on sale of available-for-sale securities, included in net income	(1)	—	(1)
Other comprehensive income	55	—	55
Balance as of September 30, 2024	$(163)	$—	$(163)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of June 30, 2023	$(785)	$—	$(785)
Other comprehensive income before reclassifications	263	—	263
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	—	—	—
Other comprehensive income	263	—	263
Balance as of September 30, 2023	$(522)	$—	$(522)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(326)	$—	$(326)
Other comprehensive income before reclassifications	164	—	164
Reclassification adjustment for net income on sale of available-for-sale securities, included in net income	(1)	—	(1)
Other comprehensive income	163	—	163
Balance as of September 30, 2024	$(163)	$—	$(163)

	Unrealized Loss On Available-for-Sale Securities	Other	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(844)	$—	$(844)
Other comprehensive income before reclassifications	321	—	321
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	1	—	1
Other comprehensive income	322	—	322
Balance as of September 30, 2023	$(522)	$—	$(522)
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$538,296	$—	$—	$538,296
Available-for-sale investments	—	9,869	—	9,869
Equity investments	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	735,672	—	735,672

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,493	$—	$—	$165,493
Available-for-sale investments	—	17,431	—	17,431
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Term Loan A-1	—	49,801	—	49,801
Convertible Senior Notes due 2026	—	609,168	—	609,168
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of September 30, 2024, we have $9.9 million in investment grade corporate bonds, municipal bonds and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of September 30, 2024, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
As described in Note 2, “Summary of Significant Accounting Policies”, we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2023, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, in 2024 we identified no indicators of impairment to goodwill, property and equipment, and other intangibles. Therefore, no impairment was recorded as of or for the nine months ended September 30, 2024.
Financial instruments measured at fair value only for disclosure purposes
The carrying amount of the Term Loan under the 2021 Credit Agreement is the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Term Loan. Interest expense is included in the accompanying condensed consolidated statements of income.
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

The following table presents the fair value and carrying value, net, of the Term Loan under the 2021 Credit Agreement and our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
2021 Credit Agreement
Term Loan A-1	$—	$49,801	$—	$49,801
Convertible Senior Notes due 2026	735,672	609,168	597,502	596,206
	$735,672	$658,969	$597,502	$646,007
(12)    Income Tax Provision
We had an effective income tax rate of 11.8% and 14.5% for the three and nine months ended September 30, 2024, respectively, compared to 20.2% and 17.3% for the three and nine months ended September 30, 2023, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2024, as compared to the prior period, is due to an increase in excess tax benefits related to stock incentive awards in the current year and lower non-deductible business expenses and liabilities for uncertain tax positions, partially offset by an increase in state taxes and lower research tax credit benefits.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
We made income tax payments, net of refunds, of $45.7 million and $118.0 million in the nine months ended September 30, 2024, and 2023, respectively.
(13)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards recorded in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscriptions, maintenance, and professional services	$7,972	$6,847	$22,982	$19,626
Sales and marketing expense	3,259	2,628	9,383	7,388
General and administrative expense	19,956	17,506	56,095	53,891
Total share-based compensation expense	$31,187	$26,981	$88,460	$80,905

(14)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$75,897	$47,011	$197,805	$127,016
Denominator:
Weighted-average basic common shares outstanding	42,714	42,087	42,592	42,002
Assumed conversion of dilutive securities:
Stock awards	830	754	782	734
Convertible Senior Notes	150	—	50	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,694	42,841	43,424	42,736
Earnings per common share:
Basic	$1.78	$1.12	$4.64	$3.02
Diluted	$1.74	$1.10	$4.56	$2.97
For the three and nine months ended September 30, 2024, and 2023, stock awards representing the right to purchase common stock of approximately 500 and 79,000 shares and 260,000 and 369,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share if our average stock price for the period exceeded the conversion price of $493.44 per share of common stock. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares, if dilutive, are included in the denominator of the diluted earnings per share calculation for the entire period being presented. For the three and nine months ended September 30, 2024, our average stock price for the period exceeded the conversion price resulting in a dilutive impact of the if-converted method as reflected in the table above. For the three and nine months ended September 30, 2023, our average stock price for the period did not exceed the conversion price, therefore there was no dilutive impact as reflected in the table above.
(15)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years. We have no finance leases as of September 30, 2024. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets. We had no lease restructuring costs during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we incurred lease restructuring costs, resulting in $3.1 million and $4.5 million of operating lease costs.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$2,284	$6,306	$6,695	$13,816
Short-term lease cost	510	540	1,583	1,576
Variable lease cost	219	233	593	769
Net lease cost	$3,013	$7,079	$8,871	$16,161

Supplemental information related to leases is as follows:

Other Information	Nine Months Ended September 30,
	2024	2023
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$9,456	$9,118

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$2,865	$3,108

Lease term and discount rate:
Weighted average remaining lease term (years)	6.4	6.9
Weighted average discount rate	1.71%	1.66%
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
Rental income from third-party tenants for the three and nine months ended September 30, 2024 and 2023, totaled $809,000 and $2.4 million and $552,000 and $1.6 million, respectively. Rental income is included in hardware and other revenue on the consolidated statements of income. As of September 30, 2024, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2024 (Remaining)	$802
2025	2,255
2026	1,274
2027	982
2028	704
Thereafter	—
Total	$6,017
(16) Related Party Transactions
In April 2023, we entered into an arm’s length lease agreement under which we lease 25,000 square feet of office space in our Lubbock, Texas, office facility to a company co-owned by a former member of our board of directors. The lease agreement, which commenced on April 1, 2023, and was amended on April 8, 2024, has an initial term of five years with a pro-rata base rent of $25,000 per month until December 1, 2023, followed by a base rent of $58,000 for the next year and a 2.5% annual increase thereafter. We recognized rental income of $174,000 and $522,000 under this lease for the three and nine months ended September 30, 2024, respectively, and $150,000 for the nine months ended September 30, 2023.
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
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of September 30, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $663.8 million through 2031.
(18)    Subsequent Events
There have been no material events or transactions that occurred subsequent to September 30, 2024.

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

Recent Acquisitions
2024
We did not complete any acquisitions during the nine months ended September 30, 2024.
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
Operating Results
For the three and nine months ended September 30, 2024, total revenues increased 10% and 9%, respectively, compared to the prior period primarily due to an increase in subscription revenue. Revenues from recent acquisitions contributed $3.0 million, or 1%, and $9.8 million, or 1%, to the total revenue increase for the three and nine months ended September 30, 2024, respectively, compared to the prior period.
Subscriptions revenue grew 18% and 14% for the three and nine months ended September 30, 2024, respectively, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues.
Our backlog as of September 30, 2024, was $2.13 billion, a 9% increase compared to September 30, 2023.
Our total employee count increased to 7,386 as of September 30, 2024, including 50 employees who joined us through acquisitions completed since September 30, 2023, from 7,301 as of September 30, 2023.
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
Subscriptions revenues primarily consist of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. Transaction-based revenues are historically highest in the second quarter, which coincides with peak outdoor recreation seasons and statutory filing deadlines in many jurisdictions, and lowest in the fourth quarter due to fewer business days and lower transaction volumes around holidays. Because ARR is an annualized revenue amount, the metric can fluctuate from quarter to quarter due to this seasonality.
ARR was $1.85 billion and $1.65 billion as of September 30, 2024, and 2023, respectively. ARR increased 12% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fees.

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
ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscriptions	63.9%	59.7%	62.2%	59.4%
Maintenance	21.3	23.7	21.8	23.6
Professional services	11.9	12.4	12.6	12.8
Software licenses and royalties	1.1	2.1	1.3	2.1
Hardware and other	1.8	2.1	2.1	2.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	52.2	50.1	52.0	51.4
Software licenses, royalties, and amortization of acquired software	2.0	2.5	2.0	2.4
Amortization of software development	0.9	0.6	0.9	0.6
Hardware and other	1.1	1.3	1.3	1.6
Sales and marketing expense	7.0	7.3	7.3	7.5
General and administrative expense	13.3	15.9	13.8	15.5
Research and development expense	5.5	5.7	5.5	5.7
Amortization of other intangibles	2.5	3.7	2.9	3.7
Operating income	15.5	12.9	14.3	11.6
Interest expense	(0.2)	(1.2)	(0.3)	(1.4)
Other income, net	0.8	0.2	0.5	0.2
Income before income taxes	16.1	11.9	14.5	10.4
Income tax provision	1.9	2.4	2.1	1.8
Net income	14.2%	9.5%	12.4%	8.6%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$206,006	$165,923	$40,083	24%	$577,778	$468,889	$108,889	23%
PT	141,164	129,267	11,897	9	416,317	404,555	11,762	3
Total subscriptions revenue	$347,170	$295,190	$51,980	18%	$994,095	$873,444	$120,651	14%

Subscriptions revenue consists of revenue derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing. We also provide electronic document filing ("e-filing") solutions for which revenue is derived from transaction fees and fixed-fee arrangements.
Subscriptions revenue grew 18% and 14% for the three and nine months ended September 30, 2024, respectively, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements, along with growth in certain transaction-based revenues. Subscription revenues from recent acquisitions contributed $1.3 million, or 0.4%, and $3.8 million, or 0.4%, to the increase for the three and nine months ended September 30, 2024, respectively.
Total subscriptions revenue derived from SaaS fees was $166.6 million and $471.4 million for the three and nine months ended September 30, 2024, respectively, compared to $138.5 million and $387.0 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, SaaS fees grew 20%, or $28.1 million, and 22%, or $84.4 million, respectively, compared to prior period. New SaaS clients as well as existing on-premises clients who converted to our SaaS model provided the majority of the subscriptions revenue increase. In the three and nine months ended September 30, 2024, we added 181 and 584 new SaaS clients, respectively, and 108 and 309 existing on-premises clients, respectively, elected to convert to our SaaS model. Since September 30, 2023, we have added 740 new SaaS clients, while 401 existing on-premises clients have converted to our SaaS offerings. Our new software contract mix for the nine months ended September 30, 2024, was approximately 11% perpetual software license arrangements and approximately 89% subscription-based arrangements, compared to approximately 19% perpetual software license arrangements and approximately 81% subscription-based arrangements for the nine months ended September 30, 2023.
Total subscriptions revenue derived from transaction-based fees was $180.6 million and $522.7 million for the three and nine months ended September 30, 2024, respectively, compared to $156.7 million and $486.4 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, transaction-based fees for both periods grew 15%, or $23.9 million, and 7%, or $36.3 million, respectively, compared to prior period. Contributing to the growth in transaction-based fees for the three and nine months ended September 30, 2024, are the new transaction customers and volume increases from online payments and e-filing services, as well as the impact of transaction-based fees from recent acquisitions of $1.3 million and $3.8 million, respectively, compared to prior period. These increases compared to prior period are partially offset by a change from the gross revenue model to the net revenue model for payments revenue under one of our state enterprise agreements that results in merchant fees recorded as a reduction in revenue rather than as cost of revenues.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$109,346	$111,574	$(2,228)	(2)%	$329,724	$331,609	$(1,885)	(1)%
PT	6,241	5,910	331	6	18,390	17,545	845	5
Total maintenance revenue	$115,587	$117,484	$(1,897)	(2)%	$348,114	$349,154	$(1,040)	—%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased 2% for the three months ended September 30, 2024, and was flat for the nine months ended September 30, 2024, compared to the prior period. For the three and nine months ended September 30, 2024, maintenance revenue declined primarily due to the impact of clients converting from on-premises license arrangements to SaaS, partially offset by maintenance price increases.
Professional services
The following table sets forth a comparison of our professional services revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$53,947	$52,413	$1,534	3%	$167,571	$159,168	$8,403	5%
PT	10,515	8,713	1,802	21	33,625	29,307	4,318	15
Total professional services revenue	$64,462	$61,126	$3,336	5%	$201,196	$188,475	$12,721	7%

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
Professional services revenue increased 5% and 7% for the three and nine months ended September 30, 2024, respectively, compared to the prior period. The increase is primarily attributable to higher new contract volume along with increased billing rates.
Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
ES	$5,424	$7,531	$(2,107)	(28)%	$19,314	$25,078	$(5,764)	(23)%
PT	764	3,023	(2,259)	(75)	937	5,385	(4,448)	(83)
Total software licenses and royalties revenue	$6,188	$10,554	$(4,366)	(41)%	$20,251	$30,463	$(10,212)	(34)%
Software licenses and royalties revenue decreased 41% and 34% for the three and nine months ended September 30, 2024, respectively, compared to the prior period. The decrease is primarily attributed to the shift in the mix of new software contracts toward more SaaS.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Subscriptions, maintenance, and professional services	$283,750	$247,781	$35,969	15%	$829,765	$755,985	$73,780	10%
Software licenses and royalties	1,870	3,120	(1,250)	(40)	4,995	7,865	(2,870)	(36)
Amortization of software development	4,961	3,083	1,878	61	13,808	8,568	5,240	61
Amortization of acquired software	9,244	9,035	209	2	27,723	26,879	844	3
Hardware and other	6,052	6,505	(453)	(7)	21,439	23,346	(1,907)	(8)
Total cost of revenues	$305,877	$269,524	$36,353	13%	$897,730	$822,643	$75,087	9%

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
The cost of subscriptions, maintenance, and professional services for the three and nine months ended September 30, 2024, increased $36.0 million, or 15%, and $73.8 million, or 10%, respectively, compared to the prior period. The impact from recent acquisitions was $1.3 million and $5.0 million for the three and nine months ended September 30, 2024, respectively. The remaining subscriptions, maintenance and professional services expenses increased 14% and 9% for the three and nine months ended September 30, 2024, respectively, due to increased hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, together with higher personnel costs. Our professional services staff grew by 127 employees since September 30, 2023, as we increased hiring to ensure that we are well-positioned to deliver our current backlog and anticipated new business. The increases were partially offset by a reduction in merchant fees associated with the change from the gross model to the net model for payments revenue under one of our state enterprise agreements.
Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties.
The cost of software licenses and royalties for the three and nine months ended September 30, 2024, decreased $1.3 million, or 40%, and $2.9 million, or 36%, respectively, compared to the prior period due to lower third-party software costs.
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
For the three and nine months ended September 30, 2024, amortization of software development costs increased $1.9 million, or 61%, and $5.2 million, or 61%, respectively, compared to the prior period, and is attributable to new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of other intangibles range from five to 10 years.
For the three and nine months ended September 30, 2024, amortization of acquired software increased 2%, or $0.2 million, and 3%, or $0.8 million, respectively, compared to the prior period, due to amortization of newly acquired software from recent acquisitions completed in fiscal year 2023, partially offset by assets becoming fully amortized in the fourth quarter 2023.
The following table sets forth a comparison of overall gross margin for the periods presented as of September 30:

	Three Months Ended			Nine Months Ended
	2024	2023	Change	2024	2023	Change
Overall gross margin	43.7%	45.5%	(1.8)%	43.8%	44.1%	(0.3)%
Overall Gross Margin. For the three and nine months ended September 30, 2024, our overall gross margin decreased 1.8% and 0.3%, respectively, compared to the prior period. For the three and nine months ended September 30, 2024, respectively, the decline in the overall gross margin compared to prior period is attributed to lower revenue from software licenses and maintenance, higher software development amortization expense, and higher personnel costs. The decline in overall gross margin compared to the prior period was partially offset by a higher revenue mix for subscription revenues compared to the prior period, resulting in an increase in incremental margin related to software services, maintenance and subscriptions.

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

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Sales and marketing expense	$38,203	$35,898	$2,305	6%	$116,195	$110,104	$6,091	6%
S&M expense as a percentage of revenues was 7.0% and 7.3%, respectively, for the three and nine months ended September 30, 2024, compared to 7.3% and 7.5%, for the three and nine months ended September 30, 2023, respectively. For both the three and nine months ended September 30, 2024, S&M expense increased approximately 6%, compared to the prior period. The increase in S&M expense is primarily attributed to higher bonus, commission, and trade show expenses, offset by lower professional fees related to marketing and advertising.
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

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
General and administrative expense	$72,460	$78,519	$(6,059)	(8)%	$220,590	$228,560	$(7,970)	(3)%
G&A expense as a percentage of revenue was 13.3% and 13.8%, respectively, for the three and nine months ended September 30, 2024, compared to 15.9% and 15.5% for the three and nine months ended September 30, 2023. G&A expense decreased 8% and 3% for the three and nine months ended September 30, 2024, respectively, compared to the prior period. For the three months ended September 30, 2024, the decrease in G&A expense, compared to prior period, is primarily attributed to lower facilities costs resulting from lease restructurings, along with lower depreciation expense. For the nine months ended September 30, 2024, the decline in G&A expense is primarily attributed to lower facilities costs resulting from lease restructurings, partially offset by higher share-based compensation costs and an increase in software and other IT support costs.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. Research and development expense consists mainly of costs associated with development of new products and technologies.
The following table sets forth a comparison of our research and development expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Research and development expense	$30,120	$28,282	$1,838	6%	$88,504	$83,421	$5,083	6%
Research and development expense increased 6%, for both the three and nine months ended September 30, 2024, compared to the prior period, mainly due to a number of product development initiatives shifting from capitalized development projects to projects that are expensed to research and development.

Amortization of other intangibles
Other intangibles represents the portion of purchase price allocated to the identified intangible assets for customer-related intangibles, trade names and leases acquired. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of other intangibles is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of amortization of other intangibles for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Amortization of other intangibles	$13,850	$18,526	$(4,676)	(25)%	$45,813	$55,300	$(9,487)	(17)%
For the three and nine months ended September 30, 2024, amortization of other intangibles decreased compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in the fourth quarter of 2023 and partially in 2024.
Interest expense
The following table sets forth a comparison of our interest expense for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Interest expense	$(1,235)	$(5,808)	$4,573	(79)%	$(4,672)	$(19,879)	$15,207	(76)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three and nine months ended September 30, 2024, compared to the prior period is primarily attributable to lower interest incurred as a result of our repayment of the Term Loans.
Other income, net
The following table sets forth a comparison of our other income, net, for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Other income, net	$4,504	$787	$3,717	472%	$8,232	$2,676	$5,556	208%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three and nine months ended September 30, 2024, compared to the prior period is due to increased interest income generated from higher invested cash balances and higher interest rates in 2024 compared to 2023.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three and nine months ended September 30 ($ in thousands):

	Three Months Ended		Change		Nine Months Ended		Change
	2024	2023	$	%	2024	2023	$	%
Income tax provision	$10,199	$11,903	$(1,704)	(14)%	$33,595	$26,570	$7,025	26%

Effective income tax rate	11.8%	20.2%			14.5%	17.3%

The decrease in the effective tax rate for the three and nine months ended September 30, 2024, as compared to the prior period, is due to an increase in excess tax benefits related to stock incentive awards in the current year and lower non-deductible business expenses and liabilities for uncertain tax positions, partially offset by an increase in state taxes and lower research tax credit benefits.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2024, we had cash and cash equivalents of $538.3 million, compared to $165.5 million as of December 31, 2023. We also had $9.9 million invested in investment grade corporate bonds, municipal bonds and asset-backed securities as of September 30, 2024. These investments have varying maturity dates through 2027 and are held as available-for-sale. We believe our cash on hand, cash from operating activities, availability under our revolving line of credit, and access to the capital markets provide us with sufficient flexibility to meet our long-term financial needs.
The following table sets forth a summary of cash flows for the nine months ended September 30:

	2024	2023
Cash flows provided (used) by:
Operating activities	$399,859	$233,021
Investing activities	(34,673)	(40,610)
Financing activities	7,617	(234,782)
Net increase (decrease) in cash and cash equivalents	$372,803	$(42,371)
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
For the nine months ended September 30, 2024, operating activities provided cash of $399.9 million. Operating activities that provided cash were primarily comprised of net income of $197.8 million, non-cash depreciation and amortization charges of $108.8 million, non-cash share-based compensation expense of $88.5 million, and non-cash amortization of operating lease right-of-use assets of $7.3 million. Changes in working capital, excluding cash, decreased cash provided by operating activities by approximately $2.7 million, mainly due to higher accounts receivable, timing of prepaid expenses, timing of payments for operating leases, and deferred taxes associated with stock option activity during the period. These decreases were offset by an increase in deferred revenue during the period and an increase of income tax payable due to the timing of payments. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription renewal billings. Our renewal dates occur throughout the year, but our largest maintenance billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of approximately $34.7 million in the nine months ended September 30, 2024. We received $7.7 million in proceeds from investment grade corporate bonds, municipal bonds and asset-backed securities. Approximately $24.4 million of software development costs were capitalized. Approximately $16.7 million was invested in property and equipment, including $7.5 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of growth. We also paid $1.4 million for working capital holdbacks related to acquisitions completed in 2023.
Financing activities used cash of $7.6 million in the nine months ended September 30, 2024, which is attributable to repayment of $50.0 million of term debt, partially offset by $47.4 million in payments received from stock option exercises, net of withheld shares for taxes upon equity awards settlement and $12.8 million in contributions from employee stock purchase plan activity.

In February 2019, our board of directors authorized the repurchase of 1.5 million shares of our common stock. The repurchase program, which was approved by our board of directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of October 23, 2024, we have authorization from our board of directors to repurchase up to 2.2 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions influence the timing of the buybacks and the number of shares repurchased, as well as the volume of employee stock option exercises. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.
On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million including subfacilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. The Company incurred issuance fees of $2.6 million in connection with the 2024 Credit Agreement. The 2024 Credit Agreement replaces Tyler’s existing $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto (the “2021 Credit Agreement”), which was scheduled to mature in April 2026.
We repaid all amounts due under the Term Loans under the 2021 Credit Agreement and have no outstanding borrowings under the 2024 Credit Agreement, with an available borrowing capacity of $700.0 million as of September 30, 2024.
As of September 30, 2024, we had $600.0 million in outstanding principal for the Convertible Senior Notes due 2026.
In the nine months ended September 30, 2024, and 2023, we paid interest of $2.9 million and $16.8 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2024 Credit Agreement.
We made income tax payments, net of refunds, of $45.7 million and $118.0 million in the nine months ended September 30, 2024, and 2023, respectively. In the nine months ended September 30, 2024, stock option exercise activity generated net tax benefits of $17.2 million and reduced tax payments accordingly, as compared to $5.6 million in the same period in 2023.
We anticipate that 2024 capital spending will be between $47.0 million and $49.0 million, including approximately $7.6 million related to real estate and approximately $31.0 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years.
Other than the accelerated repayment of $50.0 million of the Term Loans under the 2021 Credit Agreement, there were no material changes to our future minimum contractual obligations since December 31, 2023, as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of September 30, 2024. Refer to Note 8, “Debt,” Note 12, “Income Tax,” Note 15, “Leases,” and Note 17, “Commitment and Contingencies,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
In accordance with the 2024 Credit Agreement, the borrowings under the Revolving Credit Facility bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%.
As of September 30, 2024, we had no outstanding borrowings under the 2024 Credit Agreement and therefore are not subject to any interest risk.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
The Company completed its second phase implementation for our new accounting and financial management software effective July 1, 2024, which is expected to improve the efficiency of certain financial and related business processes. The second phase implementation was not made in response to any identified deficiency or weakness in our internal controls over financial reporting. The second phase implementation was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the implementation. Management will continue to monitor, test and evaluate the operating effectiveness of internal controls related to the new accounting and financial management software during the post-implementation period to ensure that effective controls over financial reporting continue to be maintained.
Other than as described in the preceding paragraph, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the nine months ended September 30, 2024, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Exhibit 10.1
Credit Agreement dated September 25, 2024, among Tyler Technologies, Inc. and Wells Fargo Bank, N. A. as Administrative Agent and other lenders party hereto (filed as Exhibit 10.1 to our Form 8-K dated September 30, 2024, and incorporated by reference herein)

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
Date: October 23, 2024