Form 10-K
period 2024-12-31
TYLER TECHNOLOGIES INC
filed 2025-02-19
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was $21,332,091,018 based on the reported last sale price of common stock on June 30, 2024, which is the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of common stock of the registrant outstanding on February 18, 2025 was 43,013,800.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this annual report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 6, 2025.

TYLER TECHNOLOGIES, INC.
FORM 10-K

PART I
ITEM 1.    BUSINESS.
DESCRIPTION OF BUSINESS
Tyler Technologies, Inc. (“Tyler” or “Company”) is a leading provider of integrated software and technology management solutions for the public sector. Our solutions empower local, state, and federal government entities to create smarter, safer, and stronger communities. We offer the broadest range of software solutions and services designed for every level of public sector government agency. Our solutions deliver mission-critical technology to support the essential functions of government, including public safety, justice, public health, taxation and budgeting, infrastructure and land use, outdoor recreation, utility and civic services, regulation, K-12 education, and social services. We provide both the back-office systems-of-record that serve the operational needs of specific government agencies, as well as platform technology solutions that are designed to integrate with our back-office solutions and be deployed and connected across many agencies. Examples of transformative platform technologies include our market-leading payments platform, data platform, low-code application development platform, and digital resident experience solutions.
We maintain deep, long-term relationships with state and local government agencies, including dedicated state-level offices in the 29 states in which we have enterprise contracts. Our professional information technology (“IT”) services include cloud-based software deployment, data conversion, and training. We also provide continuing client support services to ensure product performance and reliability, providing us with long-term client relationships and a significant base of recurring revenue.
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
•Payments: The leading platform for public sector payments that processes nearly half a billion transactions annually and covers the entire payments life cycle, including billing, presentment, merchant onboarding, collections, reconciliation, and disbursements.
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
•Public Safety: Provides real-time information and instant data sharing across jurisdictions and promotes intelligence-led responses so that help arrives faster and more prepared while complying with state and federal reporting mandates.
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
Revenues
We derive our revenues from three primary sources:
•Subscription-based services
•Maintenance and support
•Professional services
Subscription-Based Services
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees. We are able to provide the majority of our software products through our SaaS model. The clients who choose this model typically do not wish to maintain, update and operate these systems directly, or make up-front capital expenditures to implement these advanced technologies. The contract terms for these arrangements range from one to 10 years but are typically contracted for periods of generally one to three years. The majority of our SaaS or hosting arrangements include additional professional services as well as maintenance and support services.
Transaction-based fees primarily relate to digital government services, online payment solutions (which are sometimes offered with the assistance of third-party vendors), and online dispute resolution solutions. Digital government services consist of websites and applications that allow consumers, such as businesses and citizens, to access government information, complete transactions and make electronic payments. Our online payments solution covers the entire payments life cycle, including billing, presentment, merchant onboarding, collections, reconciliation, and disbursements. We also provide electronic document filing solutions (“e-filing”) that simplify the filing and management of court related documents for courts and law offices.

Maintenance and Support
Support is provided to clients over the phone or via the Internet through help desks staffed by our client support representatives. For more complicated issues, our staff, with the clients’ permission, can log on to clients’ systems remotely. We maintain our clients’ software largely through releases that contain improvements and incremental additions of features and functionality, along with updates necessary because of legislative or regulatory changes.
Nearly all of our on-premises software clients contract with us for maintenance and support, which provides us with a significant source of recurring revenue. We generally provide maintenance and support for our on-premises clients under annual, or in some cases multi-year, contracts, with a typical fee based on a percentage of the software product’s license fee. These fees can generally be increased on renewal and may also increase as new license fees increase. Maintenance and support fees are generally paid annually in advance. Most maintenance contracts automatically renew unless the client or Tyler gives notice of termination prior to expiration. Similar maintenance and support services are provided to our SaaS clients and are included in their subscription fees, which are classified as subscription-based revenue.
Professional Services
We provide a variety of professional services to clients who utilize our software products. Our clients contract with us for installation, training, and data conversion services in connection with their implementation of Tyler’s software solutions, whether through a SaaS arrangement or on-premise software license. The complete implementation process for a typical system includes planning, design, data conversion, set-up and testing. At the culmination of the implementation process, an implementation team is generally onsite at the client’s facility or available via remote video conferencing to help ensure the smooth go-live with the new system. Implementation fees are charged separately to clients on either a fixed-fee or hourly charge basis, depending on the contract.
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
Our other sources of revenue include software licenses and royalties and computer hardware equipment, which represent 3% and 4% of total revenues for the twelve months ended December 31, 2024 and 2023, respectively.
STRATEGY
Our objective is to grow our revenues and earnings organically, supplemented by focused strategic acquisitions. The key components of our business strategy are to:
•Provide high quality, value–added products and services to our clients. We compete on the basis of, among other things, delivering to clients our deep domain expertise in government operations through the high value products and services in the market. We believe we have achieved a reputation as a premium product and service provider to the public sector market.
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
•Accelerate our move to the cloud. We have offered most of our core products in both an on-premises license model and a cloud-based subscription model for several years and have seen a steady increase in the percentage of new software clients choosing our cloud model in recent years. Beginning in late 2019, we moved our approach to sales from “cloud-neutral” to “cloud-first,” with an increasing preference to provide our solutions in the cloud. We are making significant investments in optimizing our products to be deployed efficiently in the public cloud. Over a multi-year period we have been transitioning from hosting clients in Tyler’s proprietary data centers to utilizing Amazon Web Services (“AWS”) for cloud hosting.

•Expand our client base. We seek to establish long-term relationships with new clients primarily through our sales and marketing efforts. While we currently have clients in all 50 states, Canada, the Caribbean, the United Kingdom, Australia, and other international locations, some of our solutions have not fully achieved nationwide geographic penetration. We intend to continue to expand into new geographic markets by adding sales staff and targeting marketing efforts by solutions in those areas. We also intend to continue to expand our client base to include larger jurisdictions. While our traditional market focus has primarily been on small and mid-sized governments, our increased size and market presence, together with the technological advances and improved scalability of certain of our solutions, are allowing us to achieve increasing success in selling to larger clients. We also expect to expand our presence in international markets by leveraging our leadership position in the United States through the disciplined pursuit of selected opportunities in other countries.
•Expand our existing client relationships. Our existing client base offers significant opportunities for additional sales of solutions and services that we currently offer, but that existing clients do not fully utilize. Add-on sales to existing clients typically involve lower sales and marketing expense than sales to new clients. In particular, since the acquisition of NIC Inc. (“NIC”) in April 2021, we have been successfully selling Tyler software products into NIC’s client base and in turn providing NIC’s payment services to Tyler’s client base. We expect those opportunities to continue to expand.
•Grow recurring revenues. We have a large recurring revenue base from subscription-based services and maintenance and support, which generated revenues of $1.8 billion, or 84% of total revenues, in 2024. We have historically experienced very low client turnover (approximately 2% annually), and recurring revenues continue to grow as the installed client base increases. Subscription-based revenues have been our fastest growing revenue category over the past five years, increasing from $350.6 million in 2020 to $1.3 billion in 2024. We monitor Annualized Recurring Revenue (“ARR”), which is calculated based on quarter-to-date end total recurring revenues multiplied by four. ARR was $1.86 billion and $1.61 billion as of December 31, 2024, and 2023, respectively. ARR increased approximately 15% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements.
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
•Pursue strategic acquisitions. We selectively pursue strategic acquisitions that provide us with one or more of the following:
◦New products and services to complement our existing offerings
◦Entry into new markets related to the public sector
◦New clients and/or geographic expansion
•Establish strategic alliances. We have a strategic collaboration agreement with AWS for cloud hosting services, which brings together Tyler, the nation’s largest software company exclusively focused on the public sector, and AWS, the broadest and deepest cloud platform. Specifically, the agreement with AWS provides the framework for development, training and collaboration in order to support next-generation applications that have the scalability, resiliency, and security AWS offers. AWS is assisting us in accelerating innovation and the development of strategic initiatives. These initiatives bring the most advanced cloud-native services to Tyler clients to help improve the flow of information and provide a better experience for state, local, and federal governments.

SALES, MARKETING AND CLIENTS
We market our products and services primarily through direct sales and marketing personnel located throughout the United States. Other in-house sales staff focus on add-on sales, professional services and support. For certain products, we also utilize a partner network for both sales and professional services, primarily in the state and federal markets.
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
We compete on a variety of factors, including price, service, name recognition, reputation, technological capabilities, and the ability to configure products and services to address the individual requirements of the client. Our ability to offer an integrated system of applications for several offices or departments is often a competitive advantage. Governmental units often are required to seek competitive proposals through a request for proposal process, and some prospective clients use consultants to assist them with the proposal and vendor selection process.
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

HUMAN CAPITAL RESOURCES
Human Capital
Our experienced, collaborative team is one of the most significant contributors to our success in empowering the public sector to create smarter, safer, and stronger communities. Our effectiveness in attracting and developing talented team members, many of whom spend the majority of their careers at Tyler serving our public sector clients, demonstrates our commitment to providing a welcoming and safe workplace, with a strong culture, compensation and benefits, and continual growth opportunities for our team members.
As of December 31, 2024, we had approximately 7,400 team members. Approximately 94% of our team members work in one of our 54 U.S. offices or remotely in the U.S. Approximately 450 of our team members are in Canada, the Philippines, or India. Race and gender reporting are based on information provided by team members. We define leadership as positions which are one or two levels removed from our CEO with management responsibility. The tables below represent our workforce demographics as of December 31, 2024:

Race:
	White	Asian	Black or African American	Hispanic or Latino	Two or more races	Native Americans and Other Pacific Islanders	Not specified
Overall	69.6%	7.7%	4.7%	4.9%	2.1%	0.5%	10.5%
Leadership	84.0%	6.3%	2.9%	3.1%	1.4%	0.4%	1.9%

Gender:
	Male	Female	Non-Binary	Not specified
Overall	60.6%	37.1%	2.0%	0.3%
Leadership	62.1%	37.9%	—%	—%
We believe our efforts in managing and supporting our workforce are effective, as evidenced by current levels of applicants, team member tenure, high levels of engagement reported through survey feedback from Tyler team members, and low team member turnover.
Our team continues to work collaboratively with and for our clients and partners across multiple work arrangements: fully office-based, fully remote and a blended approach of office-based and remote work. Prior to COVID, approximately 40% of team members worked remotely, primarily in sales and professional services roles. As of December 31, 2024, approximately 55% of team members work remotely and 45% of team members are either partially or fully office-based. Collaboration is an important part of our culture. We are dedicated to creating opportunities for our team members to connect in person, enhancing both our partially and fully office-based presence, while maintaining the flexibility that supports their productivity and well-being.
Voluntary workforce turnover (rolling 12-month attrition) was 8% as of December 31, 2024 and 2023, which was similar to pre COVID levels of turnover at Tyler that consistently outperform industry levels. The average tenure of our team members continues to be approximately eight years, and approximately 30% of our employees have been employed by Tyler for more than ten years. The most frequent factor cited by team members leaving Tyler in 2024 was career opportunities. While 27% of positions filled in 2024 were filled by existing Tyler team members, we continue to invest in talent development and making career opportunities clear to team members, as discussed in further detail below.
Investments in Talent
We are committed to providing Tyler team members with career growth opportunities and the training and resources necessary to continually strengthen their skills. Our talent assessment and development programs are designed to provide managers and individual contributors with the resources needed to achieve career goals, strengthen management skills and effectively lead their teams.
For example, in 2024:
•Division presidents and corporate function executives conducted annual leadership assessment and talent reviews with their HR leaders and leadership teams to identify development priorities within their teams.
•The executive team, in partnership with HR, updated the leadership competencies required to execute our Tyler 2030 vision and beyond. The competencies were integrated into key people processes, including performance evaluations and 360 feedback assessments. They also served as the foundation for a new leadership framework to build a pipeline of talent from new leaders through executive level leadership.

•Nearly 250 Tyler managers participated in our nine-month Tyler Manager Development program which includes more than 50 hours of interactive, experiential learning focused on developing skills managers need to lead a high performing team. The program also includes multiple leadership assessments, including 360-degree feedback, and a dedicated mentor to support their development. To date, 50% of Tyler managers have participated in the program.
•Tyler enhanced our investment in our enterprise-wide mentoring platform to support mentoring relationships for targeted skill building and formal mentoring engagements.
•Tyler team members completed over 25,000 hours of Tyler-sponsored leadership training, professional development, and compliance training to support continuous learning and career development.
•As we continue our multi-year investment in developing cloud skills across the Tyler workforce, 657 Tyler team members participated in approximately 13,000 hours of AWS cloud training, resulting in 99 AWS certifications and 227 accreditations completed.
Oversight and Management
Our human resources team is tasked with leading and supporting our organization in managing employment-related matters, including recruiting and hiring, onboarding and training, compensation planning, and talent management and development. Our executive team is responsible for periodically reviewing team member programs and initiatives, including healthcare and other benefits, as well as our management development and succession planning practices. Management periodically reports to the Board of Directors and its committees regarding human capital measures and results that guide how we attract, retain and develop a workforce to enable our business strategies.
Health & Safety
We continually invest in the well-being of Tyler team members and their families, providing a range of resources in support of mental and emotional, financial, and physical health and wellness.
Inclusion
One of Tyler’s stated core values is inclusion, which we define as respecting and valuing each other. To organize our efforts on this particular value, we operate Tyler Together, with strategic pillars focused on our culture, career development, and community impact. In 2024, achievements included:
•Improved metrics in our talent attraction and retention efforts;
•Extending equity grants to a broader segment of our workforce, with over 20% of 2024 grantees representing first-time grantees; and
•The re-launch or first-time launch of Employee Resource Groups (“ERGs”) including Tyler Women, Tyler Military Veterans, and the Tyler LGBTQ+ Network, each with defined business objectives.
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
Threats to IT security can take, and have in the past taken, a variety of forms. Individuals and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our clients and our IT. They have in the past and may in the future develop and deploy malicious software to gain access to our internal networks, and/or to attack our products and services, gain access to data centers we use to host client deployments, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and clients. Breaches of our internal network have disrupted and could in the future disrupt the security of our internal systems and business applications, and could impair our ability to provide services to our clients and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improve technologies, or otherwise adversely affect our business. Our business policies and internal security controls may not keep pace with these evolving threats. For example, the evolving use of artificial intelligence (“AI”) increases the risk of cyberattacks and data breaches, which themselves can evolve more rapidly when artificial intelligence is used to facilitate the attack. Despite the network and application security, threat intelligence services, internal control measures, and physical security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, or loss or theft of confidential client data, transaction data, or proprietary company information, which may harm our business, reputation and future financial results. Use of artificial intelligence by our team members, whether authorized or unauthorized, could increase the risk that our intellectual property and other proprietary information may be unintentionally disclosed. In addition, vulnerabilities in our clients’ on-premises infrastructure have in the past and may in the future be exploited by a bad actor, with the resulting impacts being linked to or attributed to, correctly or incorrectly, our software or services, which could also harm our business, reputation, and future financial results, even if our software or services were not the cause of the exploitation. The lost revenue and containment, remediation, investigation, legal and other costs could be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage.
Disclosure of personally identifiable information and/or other sensitive client data could result in liability and harm our reputation.
We store and process increasingly large amounts of personally identifiable information and other confidential information of our clients. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve security controls, it is possible our security controls over personal data, our training of employees on data security, and other practices we follow may not prevent the improper disclosure of sensitive client data that we store and manage. The evolving threat landscape, including new technologies that leverage artificial intelligence, may increase the external threats to the data we store and process. Disclosure of personally identifiable information and/or other sensitive client data has resulted in obligations to send “data breach” notifications under applicable state laws, or to assist our clients in doing so, and/or could result in liability and harm our reputation.

We depend on third parties with whom we engage or collaborate for certain projects, deliverables, and/or financial transaction processes. If these parties fail to satisfy their obligations to us or we are unable to maintain these relationships, our operating results and business prospects could be adversely affected.
To satisfy our obligations under client contracts, we often engage third parties to provide certain deliverables or fulfill certain requirements. We may also use third parties to ensure that our services and solutions integrate with the software, systems, or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver our solutions in a timely manner depends on our ability to retain and maintain relationships with third-party vendors and service providers and the ability of these third parties to meet their obligations in a timely manner, as well as on our effective oversight of their performance. If any third party fails to perform on a timely basis the agreed-upon services, our ability to fulfill our obligations may be jeopardized. Third-party performance deficiencies could result in breaches of our obligations with respect to, or the termination for default of, one or more of our client contracts. A breach or termination for default could expose us to liability for damages and have an adverse effect on our business prospects, results of operations, cash flows and financial condition and our ability to compete for future contracts and orders. A global economic slowdown, a pandemic, or similar circumstances could also adversely affect the businesses of our third-party providers, hindering their ability to provide the services on which we rely. Our agreements with third parties typically are non-exclusive and do not prohibit them from working with our competitors or from engaging with our clients directly. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our business, operating results or financial condition could be adversely affected.
In addition, we may act as a subcontractor to a third-party prime contractor to secure new projects. Subcontracting arrangements where we are not the prime contractor pose unique risks to us because we may not have control over the client relationship, and our ability to generate revenues under such subcontracts may depend on the prime contractor, its performance and relationship with the client, and its relationship with us. We could suffer losses in the event a prime contract under which we serve as a subcontractor is terminated, whether for non-performance by the prime contractor or otherwise. Upon a termination of the prime contract, our subcontract would similarly terminate, and the resulting contract loss could have an adverse effect on our business prospects, results of operations, cash flows, and financial condition and our ability to compete for future contracts and orders.
We rely on third-party providers—including Amazon Web Services—for hosting services and other technology-related services needed to deliver certain of our cloud solutions. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.
A material portion of our business is provided through software hosting services, which are sometimes hosted from and use computing infrastructure provided by third parties, including AWS. These hosting services depend on the uninterrupted operation of data centers and the ability to protect computer equipment and information stored in these data centers against damage that may be caused by natural disaster, fire, power loss, telecommunications or Internet failure, acts of terrorism, unauthorized intrusion, computer viruses, and other similar damaging events. If any of our data centers were to become inoperable for an extended period, we might be unable to fulfill our contractual commitments. Although we take what we believe to be reasonable precautions against such occurrences, we can give no assurance that damaging events such as these will not result in a prolonged interruption of our services, which could result in client dissatisfaction, loss of revenues, and damage to our business.
Third-party hosting service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict. Because we cannot easily switch third-party hosting service providers, any disruption with respect to our current providers would impact our operations and our business could be adversely impacted. Problems faced by our hosting service providers could adversely affect the experience of our clients. For example, AWS has experienced significant service outages in the past and may do so again in the future. As we continue to migrate legacy solutions deployed on premises to the cloud, and to optimize our solutions for the cloud, we may be exposed to additional cybersecurity threats.
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
We incorporate and include third-party software into and with certain of our products and solutions. We also use third-party software and tools in certain areas of the development process for our solutions. We anticipate that we will continue to rely on such third-party software and development tools in the future. There can be no assurance that these third parties will continue to make their software or tools available to us on acceptable terms, or at all, not make their products available to our competitors on more favorable terms, invest the appropriate levels of resources in their products and services to maintain and enhance the capabilities of their software, or remain in business. Any impairment in our relationship with these third parties or our ability to license or otherwise use their software or tools could have a material adverse effect on our business, results of operations, cash flow, and financial condition. Although we believe that there are commercially reasonable alternatives to the third-party software and tools we currently license, this may not always be the case, or they may be difficult, time-consuming, or costly to replace. In addition, although we maintain a supplier security evaluation process, if the third-party software or tools we use has or have errors, security vulnerabilities, or otherwise malfunctions, the functionality of our solutions may be negatively impacted, our clients may experience reduced service levels, and our business may suffer. To the extent a third-party relies on artificial intelligence, improper processing of data by those service providers could harm our reputation, business and clients, or expose us to legal liability.
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

As we assess the challenges and opportunities of incorporating AI technologies into our products and services, we may not successfully enhance our offerings in alignment with market demands or industry expectations at a pace that matches our competitors. Delays in adoption or innovation could render our offerings less competitive or obsolete. AI technology is rapidly evolving, and while we are prioritizing a measured approach based on known best practices, the investments required, the need for specialized skills and expertise, and the shifting legal and regulatory landscape may expose us to operational, financial, and reputational risks. Additionally, AI-generated outputs may be misleading, insecure, inaccurate, harmful, or otherwise flawed, potentially resulting in adverse consequences to our business.
We may be unable to protect our proprietary rights.
Many of our product and service offerings incorporate proprietary information, trade secrets, know-how, and other intellectual property rights. We rely on a combination of contracts, copyrights, and trade secret laws to establish and protect our proprietary rights in our technology. We cannot be certain that we have taken all appropriate steps to deter misappropriation of our intellectual property, including to the extent our data is consumed by generative artificial intelligence technology. There has also been an apparent evolution in the legal standards and regulations that courts and the U.S. patent office may apply in favorably evaluating software patent rights. We are not currently involved in any material intellectual property litigation; however, we may be a party to such litigation in the future to protect our proprietary information, trade secrets, know-how, and other intellectual property rights. We cannot assure you that third parties will not assert infringement or misappropriation claims against us with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, costly, and a diversion to management. Any such claims and litigation could also cause product shipment delays or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, if at all. Therefore, litigation to defend and enforce our intellectual property rights could have a material adverse effect on our business, regardless of the final outcome of such litigation.
Clients may elect to terminate our recurring contracts and manage operations internally.
We provide annually recurring maintenance contracts for clients who are deployed on-premises, and recurring Software as a Service contracts for clients who are deployed in the cloud. It is possible that our clients may elect to not renew recurring contracts for our software, trying instead to maintain and operate the software themselves using their perpetual license rights (excluding software applications that we provide on a hosted or software as a service basis), or migrating to a different cloud solution. Alternatively, clients may elect to drop maintenance on certain modules that they ultimately decide not to use. This could adversely affect our revenues and profits. Additionally, they may inadvertently allow our intellectual property or other information to fall into the hands of third parties, including our competitors, which could adversely affect our business.
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
•Contract payments at times are subject to achieving implementation milestones, and we may have differences with clients as to whether milestones have been achieved
•Political resistance to the concept of contracting with third parties to provide IT solutions, or resistance to adopting cloud solutions
•Legislative changes affecting a local government’s authority to contract with third parties
•Varying bid procedures and internal processes for bid acceptance
•Various other political factors, including changes in governmental administrations and personnel
Each of these risks is outside our control. If we fail to adequately adapt to these risks and uncertainties, our financial performance could be adversely affected.

Global health crises, such as a pandemic, may adversely affect our business and results of operations.
A public health crisis, such as a pandemic, may negatively impact our business and financial results. As seen with the COVID pandemic, certain infection rates or virus strains may result in government authorities imposing measures to contain the virus, including travel bans and restrictions, quarantines, and business limitations and shutdowns. While we are unable to accurately predict the full impact that a health crisis or pandemic would have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures and associated compliance, a pandemic may negatively impact our revenues and other financial results.
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

We could face additional competition as other established and emerging companies enter the public sector software market and new products and technologies are introduced. The development of next-generation solutions that utilize advanced features, including artificial intelligence and machine learning, may require us to make predictions about the willingness of the public sector market to adopt such offerings. As we choose to invest in such technologies, we may be required to commit significant resources to maintain the competitiveness of our offerings before knowing whether we have correctly predicted market receptiveness to them.
Increased competition could also result in pricing pressure, fewer client orders, reduced gross margins, and loss of market share. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our prospective clients. It is possible that new competitors or alliances may emerge and rapidly gain significant market share. We cannot assure you that we will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon our business.
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
Risks Related to Our Indebtedness
Servicing our indebtedness requires a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not otherwise have the ability to raise the funds necessary to settle for cash conversions of the Convertible Senior Notes or to repurchase the Convertible Senior Notes upon a fundamental change, or to repay our indebtedness obligations under our 2024 Credit Agreement, each of which could adversely affect our business and results of operations.
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
As of December 31, 2024, we had outstanding an aggregate principal amount of $600 million of our Convertible Senior Notes and none under our 2024 Credit Agreement. Our indebtedness may increase our vulnerability to any generally adverse economic and industry conditions, and we and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt. If we incur additional indebtedness, the risks related to our business would increase and our ability to service or repay our indebtedness may be adversely impacted.

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
The Indenture governing the Convertible Senior Notes and the 2024 Credit Agreement do contain, and our future indebtedness agreements may contain, covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. Subject to customary carve-outs, thresholds and baskets, the 2024 Credit Agreement (and the Indenture by means of a cross-default) restricts, absent consent of the agent and lenders under the 2024 Credit Agreement, our ability and the ability of our restricted subsidiaries to, among other things:
•    Incur additional indebtedness,
•    Permit liens on our assets,
•    Make certain investments, acquisitions and dispositions,
•    Make certain specified fundamental changes, and
•    Make certain restricted payments.
In addition, the 2024 Credit Agreement (and the Indenture by means of a cross-default) contains other customary affirmative and negative covenants, and events of default. The 2024 Credit Agreement is unsecured but requires us to maintain certain financial ratios regarding our total leverage and other financial conditions in addition to the restrictions described above. Events beyond our control, including changes in general economic and business conditions, may result in a breach of any of these covenants and result in a default under the 2024 Credit Agreement that may, in turn, result in a default under the Indenture. If an event of default under the 2024 Credit Agreement occurs, the lenders could terminate all commitments to lend and elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, the lenders could proceed against the guarantees by our direct and indirect material domestic subsidiaries. Should the lenders proceed against the guarantees, we cannot give assurance that we would have sufficient assets to pay amounts due on the 2024 Credit Agreement and the Convertible Senior Notes.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause our debt service obligations to increase significantly.
Our borrowings under the 2024 Credit Agreement are, and are expected to continue to be, at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Loans under the revolving credit facility will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%. The margin in each case is based upon Tyler’s total net leverage ratio, as determined pursuant to the 2024 Credit Agreement. In addition to paying interest on the outstanding principal of loans under the revolving credit facility, the Company is required to pay a commitment fee initially in the amount of 0.125% per annum, which will subsequently range from 0.125% to 0.25% based upon the Company’s total net leverage ratio.
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
Fluctuation in inflation and interest rate could adversely affect our financial condition and results of operations.
Our liquidity and ongoing access to capital could be materially and negatively affected by volatility in the financial and securities markets, including increased inflation and interest rates. Our continued access to sources of liquidity depends on multiple factors, including global macroeconomic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. There have been periods of increased volatility in the financial and securities markets, as well as increased inflation and interest rates, which generally has made access to capital less certain and has increased the cost of obtaining new capital, and future volatility may create similar risks. We may need to obtain equity, equity-linked, or debt financing in the future to fund our operations, including our acquisition strategy, and there is no guarantee that such debt financing will be available in the future, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.
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
In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.
We may be unable to hire, integrate, and retain qualified personnel.
Our continued success will depend upon the availability and performance of our key management, sales, marketing, client support, and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our continued success will depend in large part upon our ability to attract, integrate, and retain such personnel. We have at times experienced and may continue to experience challenges in recruiting qualified personnel. Competition for qualified software development, sales, and other personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. In addition, competitive job markets may increase our costs relating to compensation packages due to higher salary expectations and pressures.
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
Evolving legal and regulatory landscape over artificial intelligence technologies creates uncertainties.
There is uncertainty about the extent to which privacy and data protection laws apply to artificial intelligence technologies, and any delay in addressing those concerns may result in liability or regulatory investigations and fines, as well as harms to our business and reputation. In addition, issues related to intellectual property rights in artificial intelligence technologies have not been fully addressed by the courts or regulators. As such, to the extent we implement generative artificial intelligence technologies into our products and/or services, we may face resulting exposure to claims related to copyright infringement or other intellectual property misappropriation.
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
The same cybersecurity threats that predominate across most industries challenge Tyler and our clients as well. These threats range from crude phishing attempts to distributed denial-of-service disruptions to sophisticated malware and ransomware, among others. The evolving use of artificial intelligence increases the risk of cyberattacks and data breaches, which themselves can evolve more rapidly when artificial intelligence is used to facilitate the attack. We are acutely aware that these same threats exist for our acquisition targets, our suppliers, and our third-party business partners, and a cybersecurity incident or vulnerability experienced by any of these entities could also materially and/or adversely impact our business operations and/or performance, both operational and financial, and could harm our reputation and/or competitive position. In addition, vulnerabilities in our clients’ on-premises infrastructure have in the past and may in the future be exploited by bad actors, with the resulting impacts being linked to or attributed to, correctly or incorrectly, our software or services, which could also harm our business, reputation, and future financial results, even if our software or services were not the cause of the exploitation. Given the criticality of a strong cybersecurity posture, we continuously and conscientiously invest in our security infrastructure, tooling, and related resources.
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
To help protect client information and Tyler data, Tyler leverages both internal and external resources, including third-party assessments and threat intelligence services, to work to identify and respond to information security risks. For example:
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
We repeatedly test our software during the development cycle, including internal assessments of our flagship solutions. We work closely with Tyler’s Data Privacy Officer and her team to educate Tyler team members on complementary privacy-by-design principles. We continuously iterate on access management policies for both technological and physical resources.

Tyler staffs an internal incident response team designed to launch when a potential or suspected security incident is reported to or identified by Tyler. That team is composed of a multi-disciplinary group of Tyler team members, including representatives from the security, privacy, communications, and relevant business unit teams, as well as outside threat intelligence, forensic and legal advisors that are called on as needed. The incident response team’s goal is to confirm, contain, mitigate, and remediate the incident, as applicable, and to conduct a “lessons learned” process when the incident response is completed.
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
External resources: Tyler leverages third-party assessments, intelligence services, audits, and reporting obligations to provide additional layers of accountability, monitoring and testing. This includes a bug reporting program that we publish that invites any third party to report a security vulnerability they have identified. We also use a Qualified Security Assessor to perform an annual Payment Card Industry Data Security Standards assessment that tests our credit card data controls, and we undergo an annual System & Organizational Control audit to generate a report of our key compliance controls and objectives, among other things. Given our technology in the courts and public safety markets, we also manage compliance with Criminal Justice Information Systems security standards that are established by the Federal Bureau of Investigation (“FBI”), and we partner with our clients and third-party Criminal Justice Information Services (“CJIS”) compliance consultants to ensure that we adhere to the requirements applicable to us.
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
On at least a quarterly basis, Tyler’s CISO provides a formal report to the Audit Committee and to the Board of Directors. Our Audit Committee Chair and CISO also communicate on an as-needed basis between those quarterly reports. In 2022, Tyler’s Lead Independent Director completed the requirements to receive the CERT Certificate in Cybersecurity Oversight from the Software Engineering Institute at Carnegie Mellon University. Another Tyler director possesses more than 38 years of Department of Defense experience in cyberspace operations and major computer network architectures.
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
When an incident is reported, Tyler assembles its incident response team and initiates its incident response process as soon as possible. Working with the incident response team, the CISO aims to take an initial measurement of qualitative and quantitative metrics, typically within 24 hours of the incident report, to help determine whether Tyler’s Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) should be engaged to do a deeper analysis of quantitative factors. The CFO and CAO are expected to engage with the Company’s Chief Legal Officer (“CLO”), Chief Administrative Officer (“CAdO”), and Audit Committee Chair to evaluate, holistically, not just the quantitative factors but the qualitative factors as well. If that team determines that the incident may represent a risk of national security, the CLO may contact the US attorney general for a disclosure delay of up to 30 days, or if applicable the team may coordinate to prepare and publish a Form 8-K, if management believes the materiality threshold has been reached. Whether or not the incident is deemed material, the incident response team will monitor the incident on an ongoing basis to attempt to ensure containment, mitigation, and remediation, as well as to monitor for evolving factors that subsequently push the incident to a materiality threshold that requires disclosure and reporting.
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
ITEM 2.    PROPERTIES.
We occupy a total of approximately 1.4 million square feet of office space, of which approximately 787,000 square feet is in various office facilities we own. We own or lease offices for our major operations in the states of Arkansas, Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Massachusetts, Maine, Michigan, Missouri, Montana, New York, Ohio, Tennessee, Texas, Virginia, Washington, Washington D.C., Wisconsin, Ontario and British Columbia, Canada, the Philippines and India.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the New York Stock Exchange under the symbol “TYL”. At December 31, 2024, we had approximately 953 stockholders of record. Most of our stockholders hold their shares in street name; therefore, there are substantially more than 953 beneficial owners of our common stock.
We did not pay any cash dividends in 2024 or 2023. Our bank credit agreement contains restrictions on the payment of cash dividends. We intend to retain earnings for use in the operation and expansion of our business and do not anticipate paying a cash dividend in the foreseeable future.
The following table summarizes certain information related to our stock incentive plan, restricted stock units and our employee stock purchase plan. There are no warrants or rights related to our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants, purchase rights and vesting of restricted stock units as of December 31, 2024	Weighted average exercise price of outstanding options and unvested restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in initial column as of December 31, 2024)
Plan Category
Equity compensation plans approved by security shareholders:
2018 Incentive Stock Plan	1,400,126	$336.60	4,385,446
Employee Stock Purchase Plan	8,100	490.14	484,293
	1,408,226	$337.48	4,869,739
As of December 31, 2024, we had authorization to repurchase up to approximately 2.2 million additional shares of Tyler common stock. During 2024, we did not repurchase any shares of our common stock, except to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units as described below.
A summary of the repurchase activity during 2024 is as follows:

Period	Total number of shares repurchased[1]	Additional number of shares authorized that may be repurchased	Average price paid per share	Maximum number of shares that may be repurchased under current authorization
Three months ended March 31	53,362	—	$419.95	2,216,729
Three months ended June 30	25,506	—	480.23	2,191,223
Three months ended September 30	615	—	567.53	2,190,608
October 1 through October 31	273	—	586.23	2,190,335
November 1 through November 30	2,714	—	601.65	2,187,621
December 1 through December 31	25,761	—	629.06	2,161,860
	108,231	—	489.74

The repurchase program, which was approved by our Board of Directors, was announced in October 2002, and was amended at various times from 2003 through 2019. There is no expiration date specified for the authorization, and we may repurchase stock under the program from time to time.
As of February 19, 2025, we had remaining authorization to repurchase up to 2.2 million additional shares of our common stock.
1 Includes 77,953 shares withheld by us to satisfy the minimum tax obligations of employees due upon vesting of restricted stock awards and units. The level of this acquisition activity varies from period to period based upon the timing of award grants and vesting. Also includes 30,278 shares for the settlement of certain fully indemnified matters related to two acquisitions completed in prior years resulting in the reimbursement of shares of our common stock from escrow.

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
The following table compares total shareholder returns for Tyler over the last five years to the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 600 Information Technology Index assuming a $100 investment made on December 31, 2019. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$375
$300
$225
$150
$75
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Tyler Technologies, Inc.
S&P 500 Stock Index
S&P 600 Information Technology Index

Company / Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Tyler Technologies, Inc.	100	145.50	179.30	107.46	139.36	192.20
S&P 500 Stock Index	100	118.40	152.39	124.79	157.59	197.02
S&P 600 Information Technology Index	100	127.81	162.12	125.86	152.23	151.00
ITEM 6. [RESERVED]
This section has been eliminated as a result of adopting the November 19, 2020, amendment to Item 301 of Regulation S-K.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. For a comparison of our Results of Operations for the years ended December 31, 2023, and 2022, and our Cash Flow discussion for the year ended December 2023, see “Part II, Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024.
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
We report our results in two reportable segments. Our reportable segments are organized on the basis of a combination of the products and services they deliver to clients and the function the public sector client performs. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions, courts and public safety solutions, education solutions, and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.

The primary financial measures used by the CODM for assessing performance and allocating resources are segment income or loss from operations. The CODM uses segment income or loss from operations before income taxes, not including gains and losses on investments, to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. Segment gross profit for our operating segments units is defined as gross profit before non-cash amortization of acquired software associated with acquisitions. Segment operating income for our reportable segments is defined as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense, and income taxes. During the fiscal periods presented, we had no significant transaction between reportable segments. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating loss also includes revenues and expenses related to a company-wide user conference. Certain presentation items from previous years have been adjusted to conform with current year presentation.
Recent Acquisitions
2024
We did not complete any acquisitions during the twelve months ended December 31, 2024,.
2023
On October 31, 2023, we acquired Resource Exploration, Inc. (“ResourceX”), a leading provider of budgeting software to the public sector, and ARInspect, Inc. (“ARInspect”), a leading provider of AI powered machine learning solutions for public sector field operations.
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
2024 Operating Results
For the twelve months ended December 31, 2024, total revenues increased 9.5% compared to the prior period. Revenues from recent acquisitions contributed $10.4 million or 0.5%, to the total revenue increase.
Subscriptions revenue grew 15.8% for the twelve months ended December 31, 2024, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues. We monitor and analyze several key performance indicators in order to manage our business and evaluate our financial and operating performance. These indicators include the following:
Revenues – We derive our revenues from four primary sources: subscription-based arrangements from SaaS and transaction-based fees; maintenance; professional services; and software licenses and royalties. Subscriptions and maintenance are considered recurring revenue sources and comprised approximately 84% of our revenues in 2024. The number of new SaaS clients and the number of existing clients who convert from our traditional software arrangements to our SaaS model are a significant driver of our revenue growth, together with transaction-based revenues and maintenance rate increases. In addition, we also monitor our client base and attrition, which historically is very low. During 2024, based on our number of clients, attrition was approximately 2%.
Annualized Recurring Revenue (“ARR”) - Subscriptions and maintenance are considered recurring revenue sources. ARR is calculated by annualizing the current quarter’s recurring revenues from maintenance and subscriptions as reported in our statement of income. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric widely used by companies in the technology sector and by investors, which we believe offers insight to the stability of our maintenance and subscription revenues to be recognized within the year.

Subscriptions revenues primarily consist of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. Transaction-based revenues are historically highest in the second quarter, which coincides with peak outdoor recreation seasons and statutory filing deadlines in many jurisdictions, and lowest in the fourth quarter due to fewer business days and lower transaction volumes around holidays. Because ARR is an annualized revenue amount, the metric can fluctuate from quarter to quarter due to this seasonality. ARR was $1.86 billion and $1.61 billion as of December 31, 2024, and 2023, respectively. ARR increased approximately 15% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fees.
Cost of Revenues and Gross Margins – Our primary cost components are hosting costs and personnel expenses in connection with providing software implementation, subscription-based services and maintenance and support to our clients. We can improve gross margins by controlling headcount and related costs and by expanding our revenue base, especially from those products and services that produce incremental revenue with relatively low incremental cost, such as subscription-based services, maintenance and support and software licenses and royalties. Continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations could decrease support costs with resources redeployed toward development. As of December 31, 2024, our total employee count included in cost of revenues increased to 5,250 from 5,129 at December 31, 2023.
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
Research and development (“R&D”) expense – These costs include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs. As of December 31, 2024, our total employee count included in R&D expense increased to 870 from 830 at December 31, 2023
Liquidity and Cash Flows – The primary driver of our cash flows is net income. Uses of cash include acquisitions, capital investments in property and equipment and software development, debt repayment and discretionary purchases of treasury stock. Our working capital needs are fairly stable throughout the year with the significant components of cash inflows representing collection of accounts receivable and cash receipts from clients in advance of revenue being earned, offset by cash outflows, primarily payment of personnel expenses. In recent years, we have also received significant amounts of cash from employees exercising stock options and contributing to our Employee Stock Purchase Plan.
Balance Sheet – Cash, accounts receivable and deferred revenue balances are important indicators of our business.
Outlook
ARR was $1.86 billion and $1.61 billion as of December 31, 2024, and 2023, respectively, an increase of approximately 15% compared to the prior period. The public sector software market continues to experience heightened activity. We expect to continue to achieve solid growth in revenues and earnings. With our strong financial position and cash flow, we plan to continue to make significant investments in product development and continue to accelerate our move to the cloud to better position us to continue to expand our addressable market and strengthen our competitive position over the long term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements. These financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Notes to the Financial Statements included as part of this Annual Report describe our significant accounting policies used in the preparation of the financial statements. Significant items subject to such estimates and assumptions include the recoverability of goodwill and other intangible assets and estimated useful lives of intangible assets, the application of the progress toward completion methods of revenue recognition, estimation for revenue recognition and multiple performance obligation arrangements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies require significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. We earn the majority of our revenues from subscription-based services and post-contract client support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Our software arrangements with clients contain multiple performance obligations that range from software licenses, installation, training, consulting, software modification and customization to meet specific client needs; hosting; and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis.
For arrangements that involve significant production, modification or customization of the software, or where professional services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the client over time using progress-to-completion methods. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
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
Goodwill and Other Intangible Assets. We perform an impairment assessment annually on October 1, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of each reporting unit’s goodwill. If the conclusion of an impairment assessment is that it is more likely than not that the fair value of the reporting unit is more than its carrying value, goodwill is not considered impaired, and we are not required to perform the quantitative goodwill impairment test. If the conclusion of an impairment assessment is that it is more likely than not that the fair value is less than its carrying value, we perform the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value. There have been no impairments to goodwill in any of the periods presented. See Note 8, “Goodwill and Other Intangible Assets,” for additional information.

All intangible assets (other than goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets. During 2024, we did not identify any triggering events that would indicate that the carrying amount of our intangible assets may not be recoverable.
Recent adoption of new accounting pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) 2023-07 - Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As of December 31, 2024, we adopted the new standard which has been applied retrospectively by the Company. This change did not have a significant impact on the Company’s financial statements and disclosures. See Note 2, “Segment and Related Information,” for further discussion.
New accounting pronouncements
In January 2025, the FASB issued ASU 2025-01 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that all public business entities must adopt the guidance in ASU 2024-03 for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-04 - Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.

ANALYSIS OF RESULTS OF OPERATIONS AND OTHER
The following discussion compares the historical results of operations on a basis consistent with GAAP for the years ended December 31, 2024 and 2023:

	Percentage of Total Revenues Years Ended December 31,
	2024	2023
Revenues:
Subscriptions	62.8%	59.4%
Maintenance	21.7	23.9
Professional services	12.3	12.8
Software licenses and royalties	1.2	2.0
Hardware and other	2.0	1.9
Total revenues	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	52.1	51.3
Software licenses, royalties, and amortization of acquired software	2.0	2.4
Amortization of software development	0.9	0.6
Hardware and other	1.2	1.5
Sales and marketing expense	7.4	7.7
General and administrative expense	14.1	15.8
Research and development expense	5.5	5.6
Amortization of other intangibles	2.8	3.8
Operating income	14.0	11.3
Interest expense	(0.3)	(1.2)
Other income, net	0.7	0.2
Income before income taxes	14.4	10.3
Income tax provision	2.1	1.7
Net income	12.3%	8.6%
2024 Compared to 2023
Revenues
Subscriptions.
The following table sets forth a comparison of our subscriptions revenue for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
ES	$794,475	$634,262	$160,213	25%
PT	548,456	525,250	23,206	4%
Total subscriptions revenue	$1,342,931	$1,159,512	$183,419	16%
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.

SaaS
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
ES	$559,842	$459,544	$100,298	22%
PT	84,937	68,433	16,504	24%
Total subscriptions revenue derived from SaaS fees	$644,779	$527,977	$116,802	22%
For the twelve months ended December 31, 2024, the increase in SaaS fees compared to prior period is primarily attributable to new SaaS clients as well as existing on-premises clients who converted to our SaaS model. Since December 31, 2023, we have added 734 new SaaS clients, while 415 existing on-premises clients have converted to our SaaS offerings. Our new software contract mix for the twelve months ended December 31, 2024, was 12% perpetual software license arrangements and approximately 88% subscription-based arrangements, compared to approximately 17% perpetual software license arrangements and approximately 83% subscription-based arrangements for the twelve months ended December 31, 2023.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
ES	$234,633	$174,718	$59,915	34%
PT	463,519	456,817	6,702	1%
Total subscriptions revenue derived from transaction-based fees	$698,152	$631,535	$66,617	11%
For the twelve months ended December 31, 2024, contributing to the growth in transaction-based fees compared to prior period are the new transaction clients, volume increases from online payments and e-filing services, price increases by certain third-party processing partners from whom we receive a share of revenues, and the impact of transaction-based fees from recent acquisitions of $4.2 million. These increases are partially offset by a change from the gross revenue model to the net revenue model for payments revenue under one of our state enterprise agreements that results in merchant fees recorded as a reduction in revenue rather than as cost of revenues.
Maintenance.
The following table sets forth a comparison of our maintenance revenue for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
ES	$438,455	$442,781	$(4,326)	(1)%
PT	24,677	23,880	797	3
Total maintenance revenue	$463,132	$466,661	$(3,529)	(1)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased compared to prior period primarily due to the impact of clients converting from on-premises license arrangements to SaaS, partially offset by maintenance price increases.

Professional services.
The following table sets forth a comparison of our professional services revenue for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
ES	$219,933	$209,727	$10,206	5%
PT	44,058	40,249	3,809	9
Total professional services revenue	$263,991	$249,976	$14,015	6%
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
The increase in professional services revenues compared to prior period is primarily attributable to higher new contract volume along with increased billing rates.
Software licenses and royalties.
The following table sets forth a comparison of our software licenses and royalties revenue for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
ES	$25,292	$32,709	$(7,417)	(23)%
PT	1,065	5,387	(4,322)	(80)
Total software licenses and royalties revenue	$26,357	$38,096	$(11,739)	(31)%
The decrease in software licenses and royalties revenue compared to prior period is primarily attributed to the shift in the mix of new software contracts toward more SaaS offerings.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect that software license revenues will continue to decline as we shift our model away from perpetual software license to SaaS. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements, but generate higher overall revenue over the term of the contract.
Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
Subscriptions, maintenance, and professional services	$1,112,778	$1,001,221	$111,557	11%
Software licenses and royalties	6,277	10,821	(4,544)	(42)
Amortization of software development	18,806	12,625	6,181	49
Amortization of acquired software	36,964	36,062	902	3
Hardware and other	27,217	29,923	(2,706)	(9)
Total cost of revenues	$1,202,042	$1,090,652	$111,390	10%

Subscriptions, maintenance, and professional services. Cost of subscriptions, maintenance and professional services primarily consist of personnel costs related to installation of our software, conversion of client data, training client personnel, public cloud hosting costs, and support activities, including enhancing existing solutions, and various other services such as custom development, ongoing operation of our SaaS solutions, property appraisal outsourcing activities, digital government services, and other transaction-based services such as e-filing. Other costs included are merchant and interchange fees required to process credit/debit card transactions and bank fees to process automated clearinghouse transactions related to our payments business.
In 2024, the cost of subscriptions, maintenance and professional services grew 11% primarily due to increased hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, together with higher personnel costs. Our professional services staff grew by 121 employees since December 31, 2023, as we increased hiring to ensure that we are well-positioned to serve our growing client base. The increases were partially offset by a reduction in merchant fee expense associated with the change from the gross model to the net model for payments revenue under one of our state enterprise agreements.
Software licenses and royalties. Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties. The cost of software licenses and royalties for the twelve months ended December 31, 2024, declined 42%, compared to the prior period due to lower third-party software costs.
Amortization of software development. Software development costs included in cost of revenues primarily consist of personnel costs. We begin to amortize capitalized costs when a product is available for general release to clients. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to seven years.
In 2024, amortization of software development costs increased 49% compared to the prior period due to new capitalized software development projects going into service in the past year.
Amortization of acquired software. Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of acquired software ranges from three to 10 years.
In 2024, amortization of acquired software increased 3% compared to the prior period due to amortization of newly acquired software from recent acquisitions completed in fiscal year 2023, partially offset by assets becoming fully amortized in the fourth quarter 2023.
The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of December 31:

	2024	2023	Change
Gross profit	$935,761	$861,099	$74,662
Overall gross margin	43.8%	44.1%	(0.3)%
Overall gross margin. Our 2024 blended gross margin decreased 0.3% compared to 2023. The decline in the overall gross margin compared to the prior period is attributed to lower revenue from software licenses and maintenance, higher software development amortization expense, and higher personnel costs. The declines in overall gross margin were partially offset by a higher revenue mix for subscription revenues compared to the prior period, resulting in an increase in incremental margin related to subscriptions, maintenance and professional services.
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

			Change
	2024	2023	$	%
Sales and marketing expense	$157,731	$149,770	$7,961	5%
S&M expense as a percentage of revenues was 7.4% in 2024 compared to 7.7% in 2023. S&M expense increased approximately 5% compared to the prior period, resulting from higher personnel, bonus, commission, and trade show expenses, offset by lower professional fees related to marketing and advertising.

General and administrative expense
General and administrative (“G&A”) expense consists primarily of personnel salaries and share-based compensation expense for general corporate functions including senior management, finance, accounting, legal, human resources and corporate development, as well as third-party professional fees, travel-related expenses, insurance, allocation of depreciation, facilities and IT support costs, amortization of software development for internal use, acquisition-related expenses and other administrative expenses. The following table sets forth a comparison of our G&A expense for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
General and administrative expense	$300,938	$308,575	$(7,637)	(2)%
G&A expense as a percentage of revenue was 14.1% in 2024 compared to 15.8% in 2023. G&A expense decreased 2% compared to the prior period. The decline in G&A expense is primarily attributed to lower facilities costs resulting from lease restructurings, partially offset by higher share-based compensation costs and an increase in software and other IT support costs.
Research and development expense
Research and development expense consists primarily of salaries, employee benefits and related overhead costs associated with new product development. Research and development expense consists mainly of costs associated with development of new products and new functionality in our current SaaS products. The following table sets forth a comparison of our research and development expense for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
Research and development expense	$117,939	$109,585	$8,354	8%
Research and development expense as a percent of total revenue was 5.5% in 2024, compared to 5.6% in 2023. Research and development expense increased 8% in 2024 compared to the prior period, mainly due to a number of new Tyler product development initiatives shifting from capitalized development projects to projects that are expensed to research and development.
Amortization of other intangibles
Other intangibles represents the portion of the purchase price allocated to the identified intangible assets for client-related intangibles, trade names, and leases acquired. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues while amortization expense of other intangibles is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of amortization of other intangibles for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
Amortization of other intangibles	$59,627	$74,632	$(15,005)	(20)%
In 2024, amortization of other intangibles decreased 20% compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in the fourth quarter of 2023 and partially in 2024.
Estimated annual amortization expense relating to client related, trade name, and leases acquired intangibles, excluding acquired software for which the amortization expense is recorded as cost of revenues, for the next five years and thereafter is as follows (in thousands):

2025	$55,274
2026	54,820
2027	54,440
2028	53,783
2029	53,250
Thereafter	427,816

Interest expense
The following table sets forth a comparison of our interest expense for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
Interest expense	$(5,931)	$(23,629)	$17,698	(75)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense compared to the prior period is primarily attributable to lower interest incurred as a result of our repayment of the Term Loans in early 2024.
Other income, net
The following table sets forth a comparison of our other income, net for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
Other income, net	$14,572	$3,328	$11,244	338%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, compared to the prior period is due to increased interest income generated from higher invested cash balances in 2024 compared to 2023.
Income tax provision
The following table sets forth a comparison of our income tax provision for the listed years ended December 31 ($ in thousands):

			Change
	2024	2023	$	%
Income tax provision	$45,141	$32,317	$12,824	40%

Effective income tax rate	14.6%	16.3%
The increase in the income tax provision in 2024 compared to the prior period is primarily due to higher income before taxes, increased liabilities for uncertain tax positions, and higher state income taxes. This was partially offset by an increase in excess tax benefits from share-based compensation and research tax credits and a decrease in non-deductible business expense. The decrease in the effective income tax rate in 2024, compared to the prior period is driven by higher excess tax benefits from share-based compensation and decreases in liabilities for uncertain tax positions, state income taxes, and non-deductible business expenses offset by a decrease in research tax credit benefits relative to income before taxes. The tax benefits related to research tax credits totaled $22.1 million in 2024 compared to $20.5 million in 2023. The tax expense related to uncertain tax positions in 2024 was $10.1 million compared to $7.6 million in 2023. The share-based exercise and vesting activity in 2024 generated $21.1 million of excess tax benefits, while exercise and vesting activity in 2023 generated $9.3 million of excess tax benefits.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the tax benefits of research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2024, we had cash and cash equivalents of $744.7 million compared to $165.5 million as of December 31, 2023. We also had $34.0 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of December 31, 2024. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.

The following table sets forth a summary of cash flows for the listed years ended December 31 (in thousands):

	2024	2023	2022
Cash flows provided (used) by:
Operating activities	$624,633	$380,440	$381,455
Investing activities	(67,612)	(76,960)	(172,530)
Financing activities	22,207	(311,844)	(344,239)
Net increase (decrease) in cash and cash equivalents	$579,228	$(8,364)	$(135,314)

In 2024, operating activities provided cash of $624.6 million, compared to $380.4 million in 2023. Operating activities that provided cash were primarily comprised of net income of $263.0 million, non-cash depreciation and amortization charges of $143.4 million, non-cash share-based compensation expense of $122.8 million and non-cash amortization of operating lease right-of-use assets of $8.9 million. Changes in working capital, excluding cash, increased cash provided by operating activities by approximately $91.7 million mainly due to timing of prepaid expenses, timing of payments for operating leases, timing of payments related to income taxes and deferred taxes associated with stock option activity during the period. These decreases were offset by an increase in deferred revenue during the period, an increase in accrued expenses due to timing of payments and increased collections from accounts receivables. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription renewal billings. Our renewal dates occur throughout the year, but our largest maintenance billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of $67.6 million in 2024 compared to $77.0 million in 2023. We invested $32.4 million and received $16.0 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. Approximately $29.4 million of software development costs were capitalized. Approximately $20.5 million was invested in property and equipment, including $7.5 million related to real estate. The remaining additions were for computer equipment and furniture and fixtures in support of growth. We also paid approximately $1.4 million in holdbacks related to acquisitions completed in 2023.
Financing activities provided cash of $22.2 million in 2024 compared to used cash of $311.8 million in 2023, primarily attributable to cash received of $74.8 million from stock option exercises, net of withheld shares for taxes upon equity award settlement and employee stock purchase plan activity, partially offset by the repayment of $50.0 million of Term debt related to our 2021 Credit Agreement and payment of $2.6 million in debt issuances costs related to our newly signed 2024 Credit Agreement.
In February 2019, our Board of Directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our Board of Directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of February 19, 2025, we have authorization from our Board of Directors to repurchase up to 2.2 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions as well as the volume of employee stock option exercises, influence the timing of the buybacks and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.
On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million, including subfacilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. The Company incurred issuance fees of $2.6 million in connection with the 2024 Credit Agreement. The 2024 Credit Agreement replaced Tyler’s previous $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto (the “2021 Credit Agreement”), which was scheduled to mature in April 2026.
We repaid all amounts due under the Term Loans under the 2021 Credit Agreement and have no outstanding borrowings under the 2024 Credit Agreement, with an available borrowing capacity of $700.0 million as of December 31, 2024.
As of December 31, 2024, we had $600.0 million in outstanding principal for the Convertible Senior Notes due 2026. We will settle any conversions of the Convertible Senior Notes either entirely in cash or in a combination of cash and shares of our common stock, at our election. As of December 31, 2024, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
We paid interest of $3.1 million in 2024 and $19.2 million in 2023. See Note 10, “Debt,” to the consolidated financial statements for discussions of the Convertible Senior Notes and the 2024 Credit Agreement.

We paid income taxes, net of refunds received, of $84.2 million in 2024 compared to $142.8 million in 2023.
We anticipate that 2025 capital spending will be between $32 million and $34 million, including approximately $19 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
From time to time we engage in discussions with potential acquisition candidates. In order to pursue such opportunities, which could require significant commitments of capital, we may be required to incur debt or to issue additional potentially dilutive securities in the future. No assurance can be given as to our future acquisition opportunities and how such opportunities will be financed.
We lease office facilities, transportation and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years.
Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of December 31, 2024. Refer to Note 10, “Debt,” Note 13, “Income Tax,” Note 16, “Leases,” and Note 19, “Commitment and Contingencies,” to the consolidated financial statements for related discussions.
CAPITALIZATION
At December 31, 2024, our capitalization consisted of $597.9 million of outstanding debt and $3.4 billion of shareholders’ equity.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of December 31, 2024, we had no outstanding borrowings under our 2024 Credit Agreement and available borrowing capacity under the 2024 Credit Agreement was $700.0 million.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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
Management assessed the effectiveness of Tyler’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on our assessment, we concluded that, as of December 31, 2024, Tyler’s internal control over financial reporting was effective based on those criteria.
Tyler’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Tyler’s financial statements. Ernst & Young’s attestation report on Tyler’s internal control over financial reporting appears on page F-1 hereof.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required under this item may be found under the section captioned “Proposals For Consideration – Proposal Two – Ratification of Our Independent Auditors for Fiscal Year 2024” in our Proxy Statement when filed.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this Annual Report:

(a)	(1)	The financial statements are filed as part of this Annual Report.
Page
		Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-1
		Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022	F-3
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	F-4
		Consolidated Balance Sheets as of December 31, 2024 and 2023	F-5
		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	F-6
		Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022	F-8
		Notes to Consolidated Financial Statements	F-9
	(2)	Financial statement schedules:
There are no financial statement schedules filed as part of this Annual Report, since the required information is included in the financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.
	(3)	Exhibits
Certain of the exhibits to this Annual Report are hereby incorporated by reference, as specified:

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Tyler Three, as amended through May 14, 1990, and Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to our Form 10-Q for the quarter ended June 30, 1990, and incorporated by reference herein), as amended by the Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Form 8-K, dated February 19, 1998, and incorporated by reference herein), as amended by Certificate of Amendment dated May 19, 1999 to the Restated Certificate of Incorporation (filed as Exhibit 3.4 to our Form 10-K for the year ended December 31, 2000, and incorporated by reference herein).

3.2	Amended and Restated By-Laws of Tyler Technologies Inc., dated May 11, 2023, (filed as Exhibit 3.1 to our Form 8-K dated May 15, 2023, and incorporated by reference herein).
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to our registration statement no. 33-33505 and incorporated by reference herein).
4.2
Indenture, dated as of March 9, 2021, between Tyler Technologies, Inc. and U.S. Bank National Association, as trustee, relating to the 0.25% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to our Form 8-K, dated March 9, 2021, and incorporated by reference herein).

10
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

10.6
Tyler Technologies, Inc. Amended and Restated 2018 Incentive Plan, effective as of May 9, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2024 and incorporated by reference herein).

14	Code of Business Conduct and Ethics of Tyler Technologies, Inc. dated May 9, 2024 (filed as Exhibit 14 to our form 10-K dated February 19, 2025, and incorporated by reference herein).
19	Revised Insider Trading Policy of Tyler Technologies, Inc., dated July 20, 2023,(filed as exhibit 10.1 to our Form 10-Q dated July 26, 2023, and incorporated by reference herein).

Exhibit Number	Description
*21	Subsidiaries of Tyler Technologies, Inc.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Rule 13a-14(a) Certification by Principal Executive Officer.(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification by Principal Financial Officer.
*32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.
*101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags, including Cover Page XBRL tags, are embedded within the Inline XBRL Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Extension Labels Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	— Filed herewith.
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

TYLER TECHNOLOGIES, INC.
Date: February 19, 2025	By:	/s/ H. Lynn Moore, Jr.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2025.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Date: February 19, 2025	By:	/s/ John S. Marr, Jr.
John S. Marr, Jr.
Executive Chairman of the Board
Director

Date: February 19, 2025	By:	/s/ H. Lynn Moore, Jr.
H. Lynn Moore, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: February 19, 2025	By:	/s/ Brian K. Miller
Brian K. Miller
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date: February 19, 2025	By:	/s/ Jason P. Durham
Jason P. Durham
Chief Accounting Officer
(principal accounting officer)

Date: February 19, 2025	By:	/s/ Glenn A. Carter
Glenn A. Carter
Director

Date: February 19, 2025	By:	/s/ Margot L. Carter
Margot L. Carter
Director

Date: February 19, 2025	By:	/s/ Brenda A. Cline
Brenda A. Cline
Director

Date: February 19, 2025	By:	/s/ Ronnie D. Hawkins, Jr.
Ronnie D. Hawkins, Jr.
Director

Date: February 19, 2025	By:	/s/ Andrew D. Teed
Andrew D. Teed
Director

Date: February 19, 2025	By:	/s/ Daniel M. Pope
Daniel M. Pope
Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tyler Technologies, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1966.
Dallas, Texas
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Tyler Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Tyler Technologies, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tyler Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) (the PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2025

Tyler Technologies, Inc.
Consolidated Statements of Income
For the years ended December 31,
(In thousands, except per share amounts)

	2024	2023	2022
Revenues:
Subscriptions	$1,342,931	$1,159,512	$1,012,304
Maintenance	463,132	466,661	468,455
Professional services	263,991	249,976	277,625
Software licenses and royalties	26,357	38,096	59,406
Hardware and other	41,392	37,506	32,414
Total revenues	2,137,803	1,951,751	1,850,204

Cost of revenues:
Subscriptions, maintenance and professional services	1,112,778	1,001,221	977,885
Software licenses and royalties	6,277	10,821	6,083
Amortization of software development	18,806	12,625	6,507
Amortization of acquired software	36,964	36,062	52,192
Hardware and other	27,217	29,923	23,674
Total cost of revenues	1,202,042	1,090,652	1,066,341

Gross profit	935,761	861,099	783,863

Sales and marketing expense	157,731	149,770	135,743
General and administrative expense	300,938	308,575	267,324
Research and development expense	117,939	109,585	105,184
Amortization of other intangibles	59,627	74,632	61,363

Operating income	299,526	218,537	214,249

Interest expense	(5,931)	(23,629)	(28,379)
Other income, net	14,572	3,328	1,723
Income before income taxes	308,167	198,236	187,593
Income tax provision	45,141	32,317	23,353
Net income	$263,026	$165,919	$164,240

Earnings per common share:
Basic	$6.17	$3.95	$3.95
Diluted	$6.05	$3.88	$3.87
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31,
(In thousands)

	2024	2023	2022
Net income	$263,026	$165,919	$164,240
Other comprehensive income (loss), net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gains (losses) on available-for-sale securities during the period	151	518	(850)
Reclassification adjustment of unrealized losses on securities transferred from held-to-maturity	—	—	(27)
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	18	—	79
Other comprehensive income (loss), net of tax	169	518	(798)
Comprehensive income	$263,195	$166,437	$163,442
See accompanying notes.

Tyler Technologies, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$744,721	$165,493
Accounts receivable (less allowance for losses and sales adjustments of $17,325 in 2024 and $22,829 in 2023)	587,634	619,704
Short-term investments	23,257	10,385
Prepaid expenses	65,135	54,700
Income tax receivable	11,975	—
Other current assets	8,057	10,303
Total current assets	1,440,779	860,585
Accounts receivable, long-term	7,153	8,988
Operating lease right-of-use assets	31,433	39,039
Property and equipment, net	163,775	169,720
Other assets:
Software development costs, net	76,117	67,124
Goodwill	2,531,653	2,532,109
Other intangibles, net	831,966	928,870
Non-current investments	10,758	7,046
Other non-current assets	86,381	63,182
	$5,180,015	$4,676,663
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$156,817	$146,339
Accrued liabilities	197,709	158,558
Operating lease liabilities	9,643	11,060
Current income tax payable	—	2,466
Deferred revenue	701,438	632,914
Current portion of term loans	—	49,801
Total current liabilities	1,065,607	1,001,138
Convertible senior notes due 2026, net	597,934	596,206
Deferred revenue, long-term	22,376	291
Deferred income taxes	47,503	78,590
Operating lease liabilities, long-term	30,791	39,822
Other long-term liabilities	27,382	22,621
Total liabilities	1,791,593	1,738,668
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued in 2024 and 2023	481	481
Additional paid-in capital	1,539,301	1,354,787
Accumulated other comprehensive loss, net of tax	(157)	(326)
Retained earnings	1,866,799	1,603,773
Treasury stock, at cost; 5,184,092 and 5,858,476 shares in 2024 and 2023, respectively	(18,002)	(20,720)
Total shareholders' equity	3,388,422	2,937,995
	$5,180,015	$4,676,663
 See accompanying notes.

Tyler Technologies, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$263,026	$165,919	$164,240
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	143,437	154,079	159,072
Losses from sale of investments	24	1	45
Share-based compensation expense	122,813	108,338	102,985
Provision (reductions in reserve) for losses and sales adjustments - accounts receivable	(5,504)	8,233	2,781
Amortization of operating lease right-of-use assets	8,932	16,688	12,969
Deferred income tax benefit	(30,663)	(73,704)	(87,192)
Other	207	475	—
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	28,795	(39,878)	(51,410)
Income tax (payable) receivable	(14,441)	(41,201)	61,940
Prepaid expenses and other current assets	(29,775)	(19,668)	910
Accounts payable	10,509	41,485	(17,537)
Operating lease liabilities	(11,650)	(11,533)	(12,396)
Accrued liabilities	43,387	13,069	(24,344)
Deferred revenue	90,775	58,513	59,460
Other long-term liabilities	4,761	(376)	9,932
Net cash provided by operating activities	624,633	380,440	381,455

Cash flows from investing activities:
Additions to property and equipment	(20,535)	(20,519)	(22,529)
Purchase of marketable security investments	(32,448)	(10,617)	(29,935)
Proceeds and maturities from marketable security investments	15,994	49,412	71,034
Investment in software development	(29,401)	(32,490)	(27,622)
Cost of acquisitions, net of cash acquired	(1,395)	(62,759)	(163,921)
Other	173	13	443
Net cash used by investing activities	(67,612)	(76,960)	(172,530)

Cash flows from financing activities:
Payment on term loans	(50,000)	(345,000)	(360,000)
Payment of debt issuance costs	(2,637)	—	—
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	57,213	16,960	(890)
Contributions from employee stock purchase plan	17,631	16,196	16,651
Net cash provided (used) by financing activities	22,207	(311,844)	(344,239)

Net increase (decrease) in cash and cash equivalents	579,228	(8,364)	(135,314)
Cash and cash equivalents at beginning of period	165,493	173,857	309,171
Cash and cash equivalents at end of period	$744,721	$165,493	$173,857
See accompanying notes.

	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$3,095	$19,154	$21,256
Cash paid for income taxes, net	84,204	142,820	38,490
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$254	$3,123	$169
Issuance of shares for acquisitions	—	5,675	18,169

Tyler Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2024, 2023, and 2022
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	48,148	$481	$1,075,650	$(46)	$1,273,614	(6,833)	$(25,667)	$2,324,032
Net income	—	—	—	—	164,240	—	—	164,240
Other comprehensive loss, net of tax	—	—	—	(798)	—	—	—	(798)
Exercise of stock options and vesting of restricted stock units	—	—	(3,218)	—	—	433	29,547	26,329
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(70)	(27,219)	(27,219)
Stock compensation	—	—	102,985	—	—	—	—	102,985
Issuance of shares pursuant to employee stock purchase plan	—	—	16,365	—	—	49	286	16,651
Issuance of shares for acquisitions	—	—	17,943	—	—	56	226	18,169
Balance at December 31, 2022	48,148	481	1,209,725	(844)	1,437,854	(6,365)	(22,827)	2,624,389
Net income	—	—	—	—	165,919	—	—	165,919
Other comprehensive income, net of tax	—	—	—	518	—	—	—	518
Exercise of stock options and vesting of restricted stock units	—	—	15,122	—	—	514	29,575	44,697
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(74)	(27,737)	(27,737)
Stock compensation	—	—	108,338	—	—	—	—	108,338
Issuance of shares pursuant to employee stock purchase plan	—	—	15,988	—	—	52	208	16,196
Issuance of shares for acquisitions	—	—	5,614	—	—	15	61	5,675
Balance at December 31, 2023	48,148	481	1,354,787	(326)	1,603,773	(5,858)	(20,720)	2,937,995
Net income	—	—	—	—	263,026	—	—	263,026
Other comprehensive income, net of tax	—	—	—	169	—	—	—	169
Exercise of stock options and vesting of restricted stock units	—	—	41,926	—	—	739	55,548	97,474
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(78)	(40,261)	(40,261)
Stock compensation	—	—	122,813	—	—	—	—	122,813
Issuance of shares pursuant to employee stock purchase plan	—	—	17,456	—	—	43	175	17,631
Reimbursement of shares from escrow	—	—	2,319	—	—	(30)	(12,744)	(10,425)
Balance at December 31, 2024	48,148	$481	$1,539,301	$(157)	$1,866,799	(5,184)	$(18,002)	$3,388,422
See accompanying notes.

Tyler Technologies, Inc.
Notes to Consolidated Financial Statements
(Tables in thousands, except per share data)
(1)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS
We provide integrated software systems and related services for the public sector. We develop and market a broad line of software solutions and services to address the information technology (“IT”) needs primarily of cities, counties, states, schools, federal agencies, and other government entities. We provide subscription-based services such as software as a service (“SaaS”), transaction-based fees primarily related to digital government services and online payment processing, and electronic document filing solutions (“e-filing”), which simplify the filing and management of court related documents. In addition, we provide professional IT services, including software and hardware installation, data conversion, training, and for certain clients, product modifications, along with continuing maintenance and support for clients using our solutions. Additionally, we provide property appraisal outsourcing services for taxing jurisdictions.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include our parent company and 62 subsidiaries, which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the twelve months ended December 31, 2024, 2023 and 2022, we had approximately $169,000 and $518,000 other comprehensive income, net of taxes, and $798,000 of other comprehensive loss, net of tax, from our available-for-sale investment holdings, respectively.
USE OF ESTIMATES
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, determining the nature and timing of satisfaction of performance obligations and loss contingencies; the recoverability of goodwill and other intangible assets and estimated useful lives of intangible assets; and determining the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Actual results could differ from estimates.
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
REVENUE RECOGNITION
Nature of Products and Service
We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We earn the majority of our revenues from subscription-based services and post-contract client support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a client
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation

Our software arrangements with clients contain multiple performance obligations that range from software licenses, installation, training, consulting, software modification and customization to meet specific client needs; hosting; and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, client demographics, and the number and types of users within our contracts.
For arrangements that involve significant production, modification, or customization of the software, or where professional services otherwise cannot be considered distinct, we recognize revenue as control is transferred to the client over time using progress-to-completion methods. Depending on the contract, we measure progress-to-completion primarily using labor hours incurred. Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates. Changes to total estimated contract costs, if any, are recorded in the period they are determined. Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.
Revenue is recognized net of allowances for losses and sales adjustments and any taxes collected from clients, which are subsequently remitted to governmental authorities.
Subscription-Based Services
Subscription-based services consist primarily of revenues derived from SaaS arrangements and transaction-based fees. For SaaS arrangements, we evaluate whether the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the client can feasibly maintain the software on the client’s hardware or enter into another arrangement with a third party to host the software. We recognize SaaS services ratably over the term of the arrangement, which range from one to 10 years, but are typically for periods of generally one to three years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the client access to the software.
Transaction-based fees primarily relate to digital government services and online payment services, which are sometimes offered with the assistance of third-party vendors. When we are the principal in a transaction, we record the revenue and related costs on a gross basis. Otherwise, we net the cost of revenue associated with the service against the gross revenue (amount billed to the client) and record the net amount as revenue.
For transaction-based revenues from digital government services and online payments, we have the right to charge the client an amount that directly corresponds with the value to the client of our performance to date. Therefore, we recognize revenues for these services over time based on the amount billable to the client. In some cases, we are paid on a fixed fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates, additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably and its realization is probable.
Costs of performing services under subscription-based arrangements are expensed as incurred, except for certain direct and incremental contract origination associated with SaaS arrangements. Such direct and incremental costs are capitalized and amortized ratably over the period of benefit.
Post-Contract Client Support (Maintenance)
Our clients generally enter into PCS agreements when they purchase our software licenses. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis. PCS is considered distinct when purchased with our software licenses. Our PCS agreements are typically renewable annually. PCS is recognized over time on a straight-line basis over the period the PCS is provided. All significant costs and expenses associated with PCS are expensed as incurred.
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

Software Licenses and Royalties
Many of our software arrangements involve “off-the-shelf” software. We recognize the revenue allocable to “off-the-shelf” software licenses and specified upgrades at a point in time when control of the software license transfers to the client, unless the software is not considered distinct. We consider “off-the-shelf” software to be distinct when it can be added to an arrangement with minor changes in the underlying code, it can be used by the client for the client’s purpose upon installation, and remaining services such as training are not considered highly interdependent or interrelated to the product's functionality. For arrangements that involve significant production, modification or customization of the software, or where professional services are otherwise not considered distinct, we recognize revenue over time by measuring progress-to-completion.
Software license fees are billed in accordance with the contract terms. Typically, a majority of the fee is due when access to the software license is made available to the client and the remainder of the fee is due over a passage of time stipulated by the contract.
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
Computer Hardware Equipment
Revenue allocable to computer hardware equipment is recognized at a point in time when control of the equipment is transferred to the client.
Refer to Note 3 - “Disaggregation of Revenue” for further information, including the economic factors that affect the nature, amount, and uncertainty of revenues and cash flows of our various revenue categories.
Contract Balances
Accounts receivable and allowance for losses and sales adjustments
Timing of revenue recognition may differ from the timing of invoicing to clients. We record an unbilled receivable when revenue is recognized prior to invoicing, or deferred revenue when invoicing occurs prior to revenue recognition. For multi-year agreements, we generally invoice clients annually at the beginning of each annual coverage period.
In connection with certain professional services contracts, we may perform work prior to when the software and services are billable and/or payable pursuant to the contract. Unbilled revenue is not billable at the balance sheet date but is recoverable over the remaining life of the contract through billings made in accordance with contractual agreements. The termination clauses in most of our contracts provide for the payment for the value of products delivered or services performed in the event of early termination. We have historically recorded such unbilled receivables (costs and estimated profit in excess of billings) in connection with (1) professional services contracts accounted for using progress-to-completion method of revenue recognition using labor hours as a measure of progress towards completion in which the services are performed in one accounting period but the billing for the software element of the arrangement may be based upon the specific phase of the implementation; (2) software revenue for which we have recognized revenue at the point in time when the software is made available to the client but the billing has not yet been submitted to the client; (3) some of our contracts which provide for an amount to be withheld from a progress billing (generally between 5% and 15% retention) until final and satisfactory project completion is achieved; and (4) in a limited number of cases, extended payment terms, which may be granted to clients with whom we generally have a long-term relationship and favorable collection history.
Accounts receivable is as follows:

	Years ended December 31,
	2024	2023
Accounts receivable - current	$587,634	$619,704
Accounts receivable - long term	7,153	8,988
Total accounts receivable	$594,787	$628,692

Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments, was $594.8 million and $628.7 million, at December 31, 2024, and December 31, 2023, respectively. We have recorded unbilled receivables of $115.6 million and $119.2 million at December 31, 2024, and December 31, 2023, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with long-term portion of accounts receivable in the accompanying consolidated balance sheets. Included in unbilled receivables are retention receivables of $11.4 million and $9.8 million at December 31, 2024, and December 31, 2023, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide clients with simplified and predictable ways of purchasing our products and services, not to receive financing from our clients or to provide clients with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period, and multi-year on-premises term licenses that are invoiced annually with revenue recognized upfront.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision, include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $17.3 million and $22.8 million at December 31, 2024, and December 31, 2023, respectively.
The following table summarizes the changes in the allowance for losses and sales adjustments:

	Years ended December 31,
	2024	2023
Balance at beginning of year	$22,829	$14,761
Provisions (reductions in reserve) for losses and sales adjustments - accounts receivable	(5,504)	8,233
Collections of accounts previously written off	—	(165)
Balance at end of year	$17,325	$22,829
Deferred Revenue
The majority of deferred revenue consists of deferred subscription-based services revenue that has been billed based on contractual terms in the underlying arrangement, with the remaining balance consisting of payments received in advance of revenue being earned under maintenance, software licensing, professional services, and hardware installation. Refer to Note 4 - “Deferred Revenue and Performance Obligations” for further information, including deferred revenue by segment and changes in deferred revenue during the period.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a client. Sales commissions for initial contracts are deferred and then amortized commensurate with the recognition of associated revenue over a period of benefit that we have determined to be generally three to seven years. We utilize the “portfolio approach” practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics because the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. Using the “portfolio approach”, we determine the period of benefit by taking into consideration our client contracts, our technology life-cycle and other factors. Sales commissions for renewal contracts are generally not paid in connection with the renewal of a contract. In the small number of instances where a commission is paid on a renewal, it is not commensurate with the commission paid on the initial sale and is recognized over the term of renewal, which is generally one year.
Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of income. There were no indicators of impairment in relation to the costs capitalized for the periods presented. Refer to Note 5 - “Deferred Commissions” for further information.

INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences”. We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in the future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, which have not yet been recorded in the income statement). The deferred tax assets and liabilities are measured using enacted tax rules and laws that are expected to be in effect when the temporary differences are expected to be recovered or settled. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be “realized”.
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
SHARE-BASED COMPENSATION
We have a share-based award plan that provides for the grant of stock options, restricted stock units, and performance share units to key employees, directors and non-employee consultants. Stock options generally vest after three to five years of continuous service from the date of grant and have a contractual term of 10 years. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods, which generally cliff vest in one or three years. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation. See Note 14, “Share-Based Compensation,” for further information.
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
Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain new information about facts and circumstances that existed as of the closing date. If actual results are materially different than the assumptions we used to determine fair value of the assets acquired and liabilities assumed as well as the estimated useful lives of the intangible assets acquired through a business combination, it is possible that adjustments to the carrying values of such assets and liabilities will have a material impact on our financial position and results of operations. See Note 6 , “Acquisitions,” for further information.
Contingent future cash payments related to acquisitions are recognized at fair value as of the acquisition date and included in the determination of the acquisition date purchase price. Subsequent changes in the fair value of the contingent future cash payments are recognized in earnings in the period that the change occurs. We have no contingent consideration outstanding as of December 31, 2024.
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
We perform an impairment assessment annually on October 1, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of each reporting unit’s goodwill. If the conclusion of an impairment assessment is that it is more likely than not that the fair value of the reporting unit is more than its carrying value, goodwill is not considered impaired, and we are not required to perform the quantitative goodwill impairment test. If the conclusion of an impairment assessment is that it is more likely than not that the fair value is less than its carrying value, we perform the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. Impairments, if any, are based on the excess of the carrying amount over the fair value.

There have been no impairments to goodwill in any of the periods presented. See Note 8, “Goodwill and Other Intangible Assets,” for additional information.
Other Intangible Assets
We make judgments about the recoverability of purchased intangible assets other than goodwill whenever events or changes in circumstances indicate that an impairment may exist. Client base and acquired software each comprise approximately half of our purchased intangible assets other than goodwill. We review our client turnover each year for indications of impairment. Our client turnover has historically been very low. If indications of impairment are determined to exist, we measure the recoverability of assets by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. There have been no impairments of intangible assets in any of the periods presented.
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
To assess potential impairment, we periodically evaluate whether current facts or circumstances indicate that the carrying value of our property and equipment or other long-lived assets to be held and used may not be recoverable. If such circumstances are determined to exist, we measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset or appropriate grouping of assets and the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the assets exceeds their estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets in any of the periods presented.
SOFTWARE DEVELOPMENT COSTS
Software development costs primarily consist of personnel costs. We capitalize software development costs upon the establishment of technological feasibility and prior to the availability of the product for general release to clients for software sold to third parties and capitalize application development stage costs of software developed for internal use. During the twelve months period ended December 31, 2024, 2023, and 2022, respectively, we capitalized approximately $29.4 million, $32.5 million, and $27.6 million of software development costs. We begin to amortize capitalized costs when a product is available for general release to clients or when internal use software is ready for its intended use. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to seven years.
RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred and include compensation costs for engineering and product management personnel, third-party contractor expenses, software development tools and other expenses related to researching and developing new solutions or upgrading and enhancing existing solutions that do not qualify for capitalization, and allocated depreciation, facilities and IT support costs. We expensed research and development costs of $117.9 million in 2024, $109.6 million in 2023, and $105.2 million in 2022.
CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable from trade clients, and investments in marketable securities. Our cash and cash equivalents primarily consist of operating account balances and money market funds, which are maintained at several major domestic financial institutions and the balances often exceed insured amounts. As of December 31, 2024, we had cash and cash equivalents of $744.7 million. We perform periodic evaluations of the credit standing of these financial institutions.
Concentrations of credit risk with respect to receivables are limited due to the size and geographical diversity of our client base. As a result, we do not believe we have any significant concentrations of credit risk as of December 31, 2024.
LEASES
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities, current and long-term, on our consolidated balance sheets. We currently do not have any finance lease arrangements.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date of the lease in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred less lease incentives received. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
INDEMNIFICATION
Most of our software license agreements indemnify our clients in the event that the software sold infringes upon the intellectual property rights of a third party. These agreements typically provide that in such event we will either modify or replace the software so that it becomes non-infringing or procure for the client the right to use the software. We have not recorded a liability associated with these indemnifications, as we are not aware of any pending or threatened infringement actions that are possible losses. We believe the estimated fair value of these intellectual property indemnification clauses is minimal.
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
RECENT ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 - Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 enhances the disclosures required for reportable segments in annual and interim consolidated financial statements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption is permitted. As of December 31, 2024, we adopted the new standard which has been applied retrospectively by the Company. This change did not have a significant impact on the Company’s financial statements and disclosures. See Note 2, “Segment and Related Information,” for further discussion.
NEW ACCOUNTING PRONOUNCEMENTS
In January 2025, the FASB issued ASU 2025-01 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies that all public business entities must adopt the guidance in ASU 2024-03 for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-04 - Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.
In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. It is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.
In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 with early adoption permitted. This guidance is not expected to have a material impact on the Company’s financial statements.

(2)SEGMENT AND RELATED INFORMATION
Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by FASB ASC 280 “Segment Reporting” is based on the way that the Chief Operating Decision Maker (“CODM”) organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer.
We report our results in two reportable segments. Our reportable segments are organized on the basis of a combination of the products and services they deliver to clients and the function the public sector client performs. Business units that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions, courts and public safety solutions, education solutions, and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.
The primary financial measures used by the CODM for assessing performance and allocating resources are segment income or loss from operations. The CODM uses segment income or loss from operations before income taxes, not including gains and losses on investments, to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. Segment gross profit for our operating segments units is defined as gross profit before non-cash amortization of acquired software associated with acquisitions. Segment operating income for our reportable segments is defined as income before non-cash amortization of intangible assets associated with their acquisitions, interest expense, and income taxes. During the fiscal periods presented, we had no significant transaction between reportable segments. Corporate segment operating loss primarily consists of compensation costs for the executive management team, certain shared services staff, and share-based compensation expense for the entire company. Corporate segment operating loss also includes revenues and expenses related to a company-wide user conference. The accounting policies of the reportable segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”.
Segment assets primarily consist of net accounts receivable, prepaid expenses and other current assets, and net property and equipment and software development costs. Corporate assets primarily consist of cash and investments, prepaid insurance, intangibles associated with acquisitions, deferred income taxes, and net property and equipment mainly related to unallocated information and technology assets. Certain presentation items from previous years have been adjusted to conform with current year presentation.

For the year ended December 31, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$559,842	$84,937	$—	$644,779
Transaction-based fees	234,633	463,519	—	698,152
Maintenance	438,455	24,677	—	463,132
Professional services	219,933	44,058	—	263,991
Software licenses and royalties	25,292	1,065	—	26,357
Hardware and other	33,447	992	6,953	41,392
Total revenues	1,511,602	619,248	6,953	2,137,803
Cost of revenues excluding amortization of acquired software	706,952	411,351	46,775	1,165,078
Segment gross profit	804,650	207,897	(39,822)	972,725
Sales and marketing expense	109,981	21,618	26,132	157,731
General and administrative expense	48,072	57,627	195,239	300,938
Research and development expense	100,182	12,126	5,631	117,939
Segment operating income	546,415	116,526	(266,824)	396,117

Depreciation and amortization expense	37,179	89,372	16,886	143,437
Software development expenditures	7,612	15,558	6,231	29,401
Capital expenditures	15,283	4,168	1,084	20,535
Segment assets	$572,224	$416,635	$4,191,156	$5,180,015

For the year ended December 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$459,544	$68,433	$—	$527,977
Transaction-based fees	174,718	456,817	—	631,535
Maintenance	442,781	23,880	—	466,661
Professional services	209,727	40,249	—	249,976
Software licenses and royalties	32,709	5,387	—	38,096
Hardware and other	30,176	—	7,330	37,506
Total revenues	1,349,655	594,766	7,330	1,951,751
Cost of revenues excluding amortization of acquired software	653,407	368,017	33,166	1,054,590
Segment gross profit	696,248	226,749	(25,836)	897,161
Sales and marketing expense	102,325	25,196	22,249	149,770
General and administrative expense	57,481	64,406	186,688	308,575
Research and development expense	92,686	12,701	4,198	109,585
Segment operating income	443,756	124,446	(238,971)	329,231

Depreciation and amortization expense	25,445	110,354	18,280	154,079
Software development expenditures	6,619	15,840	10,031	32,490
Capital expenditures	16,788	2,380	1,351	20,519
Segment assets	$631,117	$426,064	$3,619,482	$4,676,663

For the year ended December 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenues
Subscriptions:
SaaS	$378,953	$49,573	$—	$428,526
Transaction-based fees	147,370	436,408		583,778
Maintenance	444,143	24,312	—	468,455
Professional services	204,970	72,655	—	277,625
Software licenses and royalties	55,158	4,248	—	59,406
Hardware and other	26,592	—	5,822	32,414
Total revenues	1,257,186	587,196	5,822	1,850,204
Cost of revenues excluding amortization of acquired software	606,379	370,571	37,199	1,014,149
Segment gross profit	650,807	216,625	(31,377)	836,055
Sales and marketing expense	100,786	23,224	11,733	135,743
General and administrative expense	39,083	61,191	167,050	267,324
Research and development expense	92,162	8,919	4,103	105,184
Segment operating income	418,776	123,291	(214,263)	327,804

Depreciation and amortization expense	55,389	84,609	19,074	159,072
Software development expenditures	3,790	14,581	9,251	27,622
Capital expenditures	8,972	6,845	6,712	22,529
Segment assets	$636,377	$362,610	$3,688,430	$4,687,417

Reconciliation of reportable segment gross profit to the Company's consolidated totals:	Years Ended December 31,
	2024	2023	2022
Segment gross profit	$972,725	$897,161	$836,055
Amortization of acquired software	(36,964)	(36,062)	(52,192)
Gross profit	$935,761	$861,099	$783,863

Reconciliation of reportable segment operating income to the Company's consolidated totals:	Years Ended December 31,
	2024	2023	2022
Total segment operating income	$396,117	$329,231	$327,804
Amortization of acquired software	(36,964)	(36,062)	(52,192)
Amortization of other intangibles	(59,627)	(74,632)	(61,363)
Interest expense	(5,931)	(23,629)	(28,379)
Other income, net	14,572	3,328	1,723
Income before income taxes	$308,167	$198,236	$187,593
(3)DISAGGREGATION OF REVENUE
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Recurring Revenues
The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscriptions revenues primarily consist of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of one to three years. Nearly all of our on-premises software clients contract with us for maintenance and support. Maintenance and support are generally provided under auto-renewing annual contracts or multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the year ended December 31, 2024	Enterprise Software	Platform Technologies	Corporate	Totals
Revenue:
Subscriptions:
SaaS	$559,842	$84,937	$—	$644,779
Transaction-based fees	234,633	463,519	—	698,152
Maintenance	438,455	24,677	—	463,132
Total recurring revenues	1,232,930	573,133	—	1,806,063

Professional services	219,933	44,058	—	263,991
Software licenses and royalties	25,292	1,065	—	26,357
Hardware and other	33,447	992	6,953	41,392
Total non-recurring revenues	278,672	46,115	6,953	331,740

Total revenues	$1,511,602	$619,248	$6,953	$2,137,803

For the year ended December 31, 2023	Enterprise Software	Platform Technologies	Corporate	Totals
Revenue:
Subscriptions:
SaaS	$459,544	$68,433	$—	$527,977
Transaction-based fees	174,718	456,817	—	631,535
Maintenance	442,781	23,880	—	466,661
Total recurring revenues	1,077,043	549,130	—	1,626,173

Professional services	209,727	40,249	—	249,976
Software licenses and royalties	32,709	5,387	—	38,096
Hardware and other	30,176	—	7,330	37,506
Total non-recurring revenues	272,612	45,636	7,330	325,578

Total revenues	$1,349,655	$594,766	$7,330	$1,951,751

For the year ended December 31, 2022	Enterprise Software	Platform Technologies	Corporate	Totals
Revenue:
Subscriptions:
SaaS	$378,953	$49,573	$—	$428,526
Transaction-based fees	147,370	436,408	—	583,778
Maintenance	444,143	24,312	—	468,455
Total recurring revenues	970,466	510,293	—	1,480,759

Professional services	204,970	72,655	—	277,625
Software licenses and royalties	55,158	4,248	—	59,406
Hardware and other	26,592	—	5,822	32,414
Total non-recurring revenues	286,720	76,903	5,822	369,445

Total revenues	$1,257,186	$587,196	$5,822	$1,850,204
(4)DEFERRED REVENUE AND PERFORMANCE OBLIGATIONS
Total deferred revenue, including long-term, by segment is as follows:

	December 31, 2024	December 31, 2023
Enterprise Software	$683,909	$589,295
Platform Technologies	36,117	39,597
Corporate	3,788	4,313
Totals	$723,814	$633,205
Changes in total deferred revenue, including long-term, were as follows:

2024
Balance at beginning of year	$633,205
Deferral of revenue	1,514,168
Recognition of deferred revenue	(1,423,559)
Balance at end of year	$723,814

Remaining Performance Obligations
We expect to recognize as revenue approximately 97% of our deferred revenue balance as of December 31, 2024, in the next 12 months, and the remainder thereafter. We believe the portion of transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.

(5)DEFERRED COMMISSIONS
Deferred commissions are as follows:

	December 31, 2024	December 31, 2023
Prepaid commissions	$18,037	$18,262
Long-term deferred commissions	38,762	30,924
Total deferred commissions	$56,799	$49,186
Amortization expense related to deferred commissions is as follows:

	Years Ended December 31,
	2024	2023	2022
Amortization expense	$19,916	$18,589	$15,448
(6)ACQUISITIONS
2024
We did not complete any new acquisitions during twelve months ended December 31, 2024.
In 2024, the Company settled certain fully indemnified matters related to two acquisitions completed in prior years resulting in the reimbursement of shares of our common stock from escrow for $10.4 million.
In 2024, we also paid $1.4 million in cash for holdbacks related to other acquisitions completed in 2023.
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
We performed a valuation analysis of the fair market value of ResourceX’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $388,000 and assumed liabilities of approximately $901,000. We recorded goodwill of approximately $10.0 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $7.6 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The intangible assets of $7.6 million are primarily attributable to client relationships and acquired software and will be amortized over a weighted average period of approximately nine years. We recorded net deferred tax liabilities of $748,000 related to the tax effect of our estimated fair value allocations.
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

We performed a valuation analysis of the fair market value of ARInspect’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $1.8 million and assumed liabilities of approximately $1.5 million. We recorded goodwill of approximately $13.6 million, none of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $10.0 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The intangible assets of $10.0 million are primarily attributable to client relationships and acquired software and will be amortized over a weighted average period of approximately 12 years. We recorded net deferred tax liabilities of $2.5 million related to the tax effect of our estimated fair value allocations.
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
We performed a valuation analysis of the fair market value of CSI’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $1.2 million and assumed liabilities of approximately $2.4 million. We recorded goodwill of approximately $19.4 million, all of which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $18.5 million. The goodwill arising from this acquisition is primarily attributed to our ability to generate increased revenues, earnings and cash flow by expanding our addressable market and client base. The intangible assets of $18.5 million are primarily attributable to client relationships and acquired software and will be amortized over a weighted average period of approximately 13 years.
The actual operating results of CSI and ResourceX, from their respective dates of acquisition, are included with the operating results of the ES segment. The operating results of ARInspect are included in the operating results of the PT segment since the date of acquisition. Also, the impact of these acquisitions on our operating results, assets, and liabilities is not material, individually or in the aggregate. As of December 31, 2024, the purchase price allocations for CSI, ARInspect, and ResourceX are final.
In the twelve months ended December 31, 2024, we incurred fees of approximately $29,000 for financial advisory, legal, accounting, due diligence, valuation, and other various services necessary to complete acquisitions. These costs were expensed in 2024 and are included in general and administrative expense in the accompanying consolidated statements of income.
(7)PROPERTY AND EQUIPMENT, NET AND SOFTWARE DEVELOPMENT COSTS, NET
Property and equipment, net consists of the following at December 31:

	Useful Lives (years)	2024	2023
Land	—	$23,163	$22,908
Building and leasehold improvements	5-39	181,066	172,094
Computer equipment and purchased software	3-5	99,156	118,178
Furniture and fixtures	5	34,495	34,881
Transportation equipment	5	222	222
		338,102	348,283
Accumulated depreciation and amortization		(174,327)	(178,563)
Property and equipment, net		$163,775	$169,720
Depreciation expense was $23.3 million in 2024, $25.0 million in 2023, and $29.5 million in 2022.
We paid $7.5 million and $16.0 million for real estate and the expansion of existing facilities in 2024 and 2023, respectively.

Software development costs, net consists of the following at December 31:

	Useful Lives (years)	2024	2023
Software development costs	3-7	$118,698	$92,395
Accumulated amortization		(42,581)	(25,271)
Software development costs, net		$76,117	$67,124
Amortization expense for software development costs is recorded to cost of revenues and general and administrative expense:

	2024	2023	2022
Amortization expense for software development costs recorded to cost of revenues	$18,806	$12,625	$6,507
Amortization expense for software development costs recorded to general and administrative expense	1,601	930	1,424
Total	$20,407	$13,555	$7,931
Estimated annual amortization expense related to software development costs:

2025	$23,050
2026	20,082
2027	15,162
2028	11,168
2029	5,348
Thereafter	1,307
$76,117
(8)GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the two years ended December 31, 2024 are as follows:

	Enterprise Software	Platform Technologies	Total
Balance as of 12/31/2022	$834,693	$1,654,615	$2,489,308
Goodwill acquired related to the purchase of CSI	19,421	—	19,421
Goodwill acquired related to the purchase of ARInspect	—	13,627	13,627
Goodwill acquired related to the purchase of ResourceX	9,978	—	9,978
Goodwill acquired related to the purchase of other acquisitions	—	(225)	(225)
Transfer from ES to PT	(27,090)	27,090	—
Balance as of 12/31/2023	837,002	1,695,107	2,532,109
Purchase price adjustments related to the purchase of prior year acquisitions	(235)	(221)	(456)
Balance as of 12/31/2024	$836,767	$1,694,886	$2,531,653
Other intangible assets and related accumulated amortization consists of the following at December 31:

	2024	2023
Gross carrying amount of other intangibles:
Client related intangibles	$958,924	$1,015,919
Acquired software	284,900	466,253
Trade names	5,320	45,002
Leases acquired	4,585	5,037
	1,253,729	1,532,211
Accumulated amortization	(421,763)	(603,341)
Total other intangibles, net	$831,966	$928,870

Amortization expense for acquired software is recorded to cost of revenues. Amortization expense for client related intangibles, trade names and leases acquired is recorded to amortization of other intangibles. Total amortization expense for other intangible assets was $96.9 million in 2024, $111.0 million in 2023, and $113.9 million in 2022.
The amortization periods of other intangible assets is summarized in the following table:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization	Gross Carrying Amount	Weighted Average Amortization Period	Accumulated Amortization
Non-amortizable intangibles:
Goodwill	$2,531,653	—	$—	$2,532,109	—	$—
Amortizable intangibles:
Client related intangibles	$958,924	18 years	$261,407	$1,015,919	18 years	$263,672
Acquired software	284,900	8 years	152,317	466,253	7 years	296,704
Trade names	5,320	12 years	3,902	45,002	7 years	38,838
Leases acquired	4,585	7 years	4,137	5,037	9 years	4,127
Estimated annual amortization expense related to other intangible assets:

2025	$92,208
2026	84,871
2027	82,777
2028	79,983
2029	62,143
Thereafter	429,984
$831,966
(9)ACCRUED LIABILITIES
Accrued liabilities consist of the following at December 31:

	2024	2023
Accrued wages, bonuses and commissions	$109,207	$81,679
Other accrued liabilities	88,502	76,879
	$197,709	$158,558

(10)DEBT
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	December 31, 2024	December 31, 2023
2024 Credit Agreement
Revolving credit facility	S + 1.125%	September 2029	$—	$—
2021 Credit Agreement
Revolving credit facility	S + 1.125%	April 2026	—	—
Term Loan A-1	S + 1.125%	April 2026	—	50,000
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	650,000
Less: unamortized debt discount and debt issuance costs			(2,066)	(3,993)
Total borrowings, net			597,934	646,007

Less: current portion of debt			—	(49,801)
Carrying value			$597,934	$596,206
2024 Credit Agreement
On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million, including subfacilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. The Company incurred issuance fees of $2.6 million in connection with the 2024 Credit Agreement. The 2024 Credit Agreement replaced Tyler’s previous $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto (the “2021 Credit Agreement”), which was scheduled to mature in April 2026.
The 2024 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of defaults. The 2024 Credit Agreement requires us to maintain certain financial ratios and other financial conditions and limits us from making certain investments, advances, cash dividends or loans, and limits incurrence of additional indebtedness and liens.
Loans under the revolving credit facility will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%. The margin in each case is based upon Tyler’s total net leverage ratio, as determined pursuant to the 2024 Credit Agreement. In addition to paying interest on the outstanding principal of loans under the revolving credit facility, the Company is required to pay a commitment fee initially in the amount of 0.125% per annum, which will subsequently range from 0.125% to 0.25% based upon the Company’s total net leverage ratio. Borrowings under the 2024 Credit Agreement may be used for general corporate purposes, including working capital requirements, acquisitions and capital expenditures.
2021 Credit Agreement
In connection with the completion of a prior acquisition the Company entered into a $1.4 billion Credit Agreement (the “2021 Credit Agreement”) with the various lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender. The 2021 Credit agreement included a senior unsecured revolving credit facility (which has been replaced by the 2024 credit agreement discussed above) and an amortizing five-year term loan in the aggregate amount of $600 million (the “Term Loan A-1”).
The Term Loan A-1 bore interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) (the “Base Rate”) plus a margin of 0.125% to 0.75% or (2) the one-, three-, six-, or, subject to approval by all lenders, twelve-month SOFR rate plus a margin of 1.125% to 1.75%.
During the twelve months ended December 31, 2024, we repaid $50.0 million of the Term Loans and had no borrowings outstanding under the 2021 Credit Agreement prior to its termination on September 25, 2024.

As of December 31, 2024, we had no borrowings outstanding and were in compliance with our covenants under the 2024 Credit Agreement.
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
As of December 31, 2024, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
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
Effective Interest Rate
The weighted average interest rate for the borrowings under the Convertible Senior Notes was 0.25% as of December 31, 2024. For the twelve months ended December 31, 2024, the effective interest rate was 8.66% for the Term Loans under the 2021 Credit Agreement and 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2024 Credit Agreement, the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying consolidated statements of income:

	Years Ended December 31,
	2024	2023	2022
Contractual interest expense - 2024 Revolving Credit Facility	$(253)	$—	$—
Contractual interest expense - 2021 Revolving Credit Facility	(671)	(1,539)	(1,267)
Contractual interest expense - Term Loans	(761)	(16,016)	(18,583)
Contractual interest expense - Convertible Senior Notes	(1,500)	(1,500)	(1,500)
Amortization of debt discount and debt issuance costs	(2,746)	(4,574)	(7,029)
Total	$(5,931)	$(23,629)	$(28,379)
As of December 31, 2024, we had one outstanding standalone letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2025.
(11) FINANCIAL INSTRUMENTS
The following table presents our financial instruments:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$744,721	$165,493
Available-for-sale investments	34,015	17,431
Equity investments	10,000	10,000
Total	$788,736	$192,924
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.
Our investment portfolio is classified as available-for-sale in order to have the flexibility to buy and sell investments and maximize cash liquidity. Our available-for-sale investments primarily consist of investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive income (loss), net of tax in the accompanying consolidated balance sheets and other comprehensive income (loss), net of tax in the statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of December 31, 2024 and 2023, we have an accrued interest receivable balance of approximately $227,000 and $65,000, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the twelve months ended December 31, 2024, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying consolidated statements of income.

The following table presents the components of our available-for-sale investments:

	December 31, 2024	December 31, 2023
Amortized cost	$34,225	$17,866
Unrealized gains	3	—
Unrealized losses	(213)	(435)
Estimated fair value	$34,015	$17,431
As of December 31, 2024, we have $23.3 million of available-for-sale debt securities with contractual maturities of one year or less and $10.8 million with contractual maturities greater than one year. As of December 31, 2024, 22 available-for-sale securities with a fair value of $13.5 million have been in a loss position for one year or less and seven securities with a fair value of $7.7 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale or held-to-maturity investments:

	Years Ended December 31,
	2024	2023	2022
Proceeds from sales and maturities	$15,994	$49,412	$71,034
Realized losses on sales, net of tax	(18)	—	(79)
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
(12)FAIR VALUE MEASUREMENTS
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$744,721	$—	$—	$744,721
Available-for-sale investments	—	34,015	—	34,015
Equity investments	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	731,310	—	731,310

The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$165,493	$—	$—	$165,493
Available-for-sale investments	—	17,431	—	17,431
Equity investments	—	—	10,000	10,000
2021 Credit Agreement
Term Loan A-1	—	49,801	—	49,801
Convertible Senior Notes due 2026	—	609,168	—	609,168
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of December 31, 2024, we have $34.0 million in investment grade corporate bonds, U.S. Treasuries and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of December 31, 2024, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying consolidated balance sheets.
As described in Note 1, “Summary of Significant Accounting Policies”, we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2024, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles. Therefore, no impairment was recorded as of or for the year ended December 31, 2024.
Financial instruments measured at fair value only for disclosure purposes
For the twelve months ended December 31, 2024, we repaid the remainder of the Term Loans and had no borrowings outstanding under the 2021 Credit Agreement prior to its termination on September 25, 2024. The carrying amount of the Term Loan under the 2021 Credit Agreement was the par value less the debt discount and debt issuance costs that are amortized to interest expense using the effective interest method over the term of the Term Loan. Interest expense is included in the accompanying consolidated statements of income.
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
The following table presents the fair value and carrying value, net, of the Term Loan under the 2021 Credit Agreement and our Convertible Senior Notes:

	Fair Value at December 31,		Carrying Value at December 31,
	2024	2023	2024	2023
2021 Credit Agreement
Term Loan A-1	$—	$49,801	$—	$49,801
Convertible Notes due 2026	731,310	609,168	597,934	596,206
	$731,310	$658,969	$597,934	$646,007

(13)INCOME TAX
Income tax provision on income from operations consists of the following:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$60,997	$86,218	$84,570
State	14,807	19,803	25,975
	75,804	106,021	110,545
Deferred	(30,663)	(73,704)	(87,192)
	$45,141	$32,317	$23,353
Reconciliation of the U.S. statutory income tax rate to our effective income tax expense rate for operations follows:

	Years Ended December 31,
	2024	2023	2022
Federal income tax expense at statutory rate	$64,715	$41,630	$39,395
State income tax, net of federal income tax benefit	8,917	6,881	9,197
Net operating loss carryback	—	—	(261)
Excess tax benefits of share-based compensation	(21,143)	(9,325)	(7,752)
Tax credits	(22,095)	(20,494)	(31,334)
Non-deductible business expenses	4,786	5,191	5,425
Uncertain tax positions	10,109	7,647	8,338
Other, net	(148)	787	345
	$45,141	$32,317	$23,353
The tax effects of the major items recorded as deferred tax assets and liabilities as of December 31 are:

	2024	2023
Deferred income tax assets:
Capitalized research and experimental expenditures	$157,812	$130,972
Operating expenses not currently deductible	8,593	22,180
Stock option and other employee benefit plans	22,095	21,864
Loss and credit carryforwards	5,836	7,430
Deferred revenue	1,670	1,923
Other	55	111
Total deferred income tax assets	196,061	184,480
Valuation allowance	(794)	—
Total deferred income tax assets, net of valuation allowance	195,267	184,480

Deferred income tax liabilities:
Intangible assets	(223,459)	(242,522)
Property and equipment	(5,624)	(8,659)
Prepaid expenses	(13,687)	(11,889)
Total deferred income tax liabilities	(242,770)	(263,070)
Net deferred income tax liabilities	$(47,503)	$(78,590)
As of December 31, 2024, the capitalization and amortization requirements of research and experimental expenditures pursuant to the Tax Cuts and Jobs Act of 2017 (“TCJA”) changes to Internal Revenue Code Section 174 resulted in a deferred tax asset of $157.8 million.

As of December 31, 2024, we had after-tax federal and state net operating loss and net tax credit carryforwards of $5.8 million, that will begin expiring in 2033, if not utilized. The acquired carryforwards are subject to an annual limitation but are expected to be realized. A valuation allowance was recorded against a state research and development credit carryforward in 2024 for $0.8 million due to state taxable income limitations on credit utilization. We believe it is more likely than not that all other deferred tax assets will be realized. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income or reversing taxable temporary differences are revised.
The following table provides a reconciliation of the gross unrecognized tax benefits from uncertain tax positions for the years ended December 31:

	2024	2023
Balance at beginning of period	$20,869	$14,044
Additions for tax positions of prior period	4,970	3,087
Reductions for tax positions of prior period	—	(338)
Additions for tax positions of current period	4,346	4,838
Expiration of statutes of limitations	(430)	(762)
Balance at end of period	$29,755	$20,869
As of December 31, 2024 and December 31, 2023, we had uncertain tax positions of $32.2 million and $22.1 million, including interest and penalties, respectively, recorded within deferred tax liabilities, other long-term assets, and other long-term liabilities in our consolidated balance sheets. The total amount of unrecognized tax benefits, net of the federal income tax benefit of state taxes, if recognized, that would affect the effective tax rate is $28.6 million, $20.1 million and $13.3 million as of December 31, 2024, 2023, and 2022, respectively. It is reasonably possible that events will occur during the next 12 months that would cause the total amount of unrecognized tax benefits to increase or decrease. However, we do not expect such increases or decreases to be material to the Company’s financial condition or results of operations.
We are subject to U.S. federal income tax, as well as income tax of multiple state, local and foreign jurisdictions. We are routinely subject to income tax examinations by these taxing jurisdictions, but we do not have a history of, nor do we expect any material adjustments as a result of these examinations. With few exceptions, major U.S. federal, state, local and foreign jurisdictions are no longer subject to examination for years before 2020. As of February 19, 2025, no significant adjustments have been proposed by any taxing jurisdiction.
(14) SHARE-BASED COMPENSATION
Share-Based Compensation Plan
In May 2024, stockholders approved the Tyler Technologies, Inc. amended and restated 2018 Stock Incentive Plan (“the Amended and Restated 2018 Plan”) which amended and restated the existing Tyler Technologies, Inc. 2018 Stock Option Plan (“the 2018 Plan”). Upon stockholder approval of the Amended and Restated 2018 Stock Incentive Plan, the remaining shares available for grant under the 2018 Plan were added to the shares authorized for grant under the Amended and Restated 2018 Stock Incentive Plan. Additionally, any awards previously granted under the 2018 Plan that expire unexercised or are forfeited are added to the shares authorized for grant under the Amended and Restated 2018 Stock Incentive Plan.
We grant stock awards under the Amended and Restated 2018 Stock Incentive Plan in the form of stock options, restricted stock units and performance share units. Stock options generally vest after three to five years of continuous service from the date of grant and have a contractual term of 10 years. Once options become exercisable, the employee can purchase shares of our common stock at the market price on the date we granted the option. Restricted stock unit grants generally vest ratably over three to five years of continuous service from the date of grant. Each performance share unit represents the right to receive one share of our common stock based on our achievement of certain financial performance targets during applicable performance periods. We account for share-based compensation utilizing the fair value recognition pursuant to ASC 718, Stock Compensation.
As of December 31, 2024, there were 4.4 million shares available for future grants under the Amended and Restated 2018 Stock Incentive Plan from the 27.5 million shares previously approved by the shareholders.
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
During fiscal years 2024 and 2023, no stock option awards were issued; therefore no Black-Scholes model assumptions are reportable. The following weighted average assumptions were used for options granted in 2022:

	Years Ended December 31,
	2024	2023	2022
Expected life (in years)	—	—	5.0
Expected volatility	—	—	28.3%
Risk-free interest rate	—	—	3.3%
Share-Based Award Activity
Stock Options
Options granted, exercised, forfeited and expired are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,225	$229.63
Granted	—	—
Exercised	(486)	200.84
Forfeited	—	—
Outstanding at December 31, 2024	739	$248.53	4	$242,627
Exercisable at December 31, 2024	699	$241.48	4	$234,381
We had unvested options to purchase approximately 40,000 shares with a weighted average grant date exercise price of $371.20 as of December 31, 2024, and unvested options to purchase approximately 98,000 shares with a weighted average grant date exercise price of $380.83 as of December 31, 2023.
Other information pertaining to option activity was as follows during the twelve months ended December 31:

	2024	2023	2022
Weighted average grant-date fair value of stock options granted	$—	$—	$108.99
Total intrinsic value of stock options exercised	$159,022	$58,261	$43,160

Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity during the periods presented (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested at December 31, 2023	646	$384.43
Granted	290	512.31
Vested	(254)	395.87
Forfeited	(21)	408.12
Unvested at December 31, 2024	661	$435.18
Share-Based Compensation Expense
The following table summarizes share-based compensation expense related to share-based awards which is recorded in the consolidated statements of income:

	Years Ended December 31,
	2024	2023	2022
Subscriptions, maintenance and professional services	$31,322	$26,607	$27,486
Sales and marketing expense	12,840	10,118	8,800
General and administrative expense	78,651	71,613	66,699
Total share-based compensation expense	122,813	108,338	102,985
Total tax benefit	(62,593)	(32,997)	(27,599)
Net decrease in net income	$60,220	$75,341	$75,386
As of December 31, 2024, we had $208.7 million of total unrecognized compensation cost related to unvested options and restricted stock units which is expected to be amortized over a weighted average amortization period of 2.2 years.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”) participants may contribute up to 15% of their annual compensation to purchase common shares of Tyler. The purchase price of the shares is equal to 85% of the closing price of Tyler shares on the last day of each quarterly offering period. As of December 31, 2024, there were 484,000 shares available for future issuances under the ESPP from the 2.0 million shares previously approved by the stockholders.
(15) EARNINGS PER SHARE
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Years Ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$263,026	$165,919	$164,240
Denominator:
Weighted-average basic common shares outstanding	42,611	42,024	41,544
Assumed conversion of dilutive securities:
Stock awards	793	745	855
Convertible Senior Notes	93	—	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,497	42,769	42,399
Earnings per common share:
Basic	$6.17	$3.95	$3.95
Diluted	$6.05	$3.88	$3.87

Stock awards representing the right to purchase common stock of approximately 67,000 shares in 2024, 343,000 shares in 2023, and 372,000 shares in 2022, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share if our average stock price for the period exceeded the conversion price of $493.44 per share of common stock. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares, if dilutive, are included in the denominator of the diluted earnings per share calculation for the entire period being presented. For the twelve months ended December 31, 2024, our average stock price for the period exceeded the conversion price resulting in a dilutive impact of the if-converted method as reflected in the table above. For the twelve months ended December 31, 2023 and 2022, our average stock price for the period did not exceed the conversion price, therefore there was no dilutive impact as reflected in the table above.
(16) LEASES
We lease office facilities, transportation and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years. We have no finance leases as of December 31, 2024. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the consolidated balance sheets. We incurred no lease restructuring costs during 2024, $6.4 million in 2023 and $1.7 million in 2022, respectively.
The components of operating lease expense were as follows:

Lease Costs	Years ended December 31,
	2024	2023	2022
Operating lease cost	$9,166	$19,468	$14,743
Short-term lease cost	2,124	2,121	2,166
Variable lease cost	768	1,009	1,047
Net lease cost	$12,058	$22,598	$17,956
Supplemental information related to leases is as follows:

Other Information	Years ended December 31,
	2024	2023	2022
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12,578	$12,555	$13,562

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$4,404	$3,383	$25,171

Lease term and discount rate:
Weighted average remaining lease term (years)	6	7	7
Weighted average discount rate	3.22%	1.59%	1.57%

As of December 31, 2024, maturities of lease liabilities were as follows:

Year ending December 31,	Amount
2025	$10,675
2026	8,387
2027	7,458
2028	4,624
2029	3,698
Thereafter	10,742
Total lease payments	45,584
Less: Interest	(5,150)
Present value of operating lease liabilities	$40,434
Rental income from third parties
We own office buildings in Bangor, Falmouth, Yarmouth and Orono, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants, one of which was formerly a related party (see Note 18, “Related Party Transactions”). The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2025 and 2028, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.
Rental income from third-party tenants was $3.2 million in 2024, $2.1 million in 2023, and $1.7 million in 2022. Rental income is included in hardware and other revenue on the consolidated statements of income. Future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2025	$2,270
2026	1,274
2027	982
2028	704
2029	—
Total	$5,230
As of December 31, 2024, we had no additional significant operating or finance leases that had not yet commenced.
(17) EMPLOYEE BENEFIT PLANS
We provide a defined contribution plan for the majority of our employees meeting minimum service requirements. Eligible employees can contribute up to 30% of their current compensation to the plan subject to certain statutory limitations. We contribute up to a maximum of 3% of an employee’s compensation to the plan. We made contributions to the plan and charged operating results $19.1 million in 2024, $18.6 million in 2023, and $17.5 million in 2022.
(18) RELATED PARTY TRANSACTIONS
In April 2023, we entered into an arm’s length lease agreement under which we lease 25,000 square feet of office space in our Lubbock, Texas, office facility to a company co-owned by a former member of our Board of Directors. The lease agreement, which commenced on April 1, 2023, and was amended on April 8, 2024, has an initial term of five years with a pro-rata base rent of $25,000 per month until December 1, 2023, followed by a base rent of $58,000 for the next year and a 2.5% annual increase thereafter. We recognized rental income of $697,000 and $150,000 under this lease for the years ended December 31, 2024 and 2023, respectively.

(19) COMMITMENTS AND CONTINGENCIES
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
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of December 31, 2024, the remaining aggregate minimum purchase commitment under these arrangements was approximately $646 million through 2031. Future minimum payments related to purchase commitments based on contractual agreements are as follows:

Year ending December 31,	Amount
2025	$79,154
2026	86,202
2027	82,282
2028	90,213
2029	93,436
Thereafter	214,373
Total	$645,660
(20) SUBSEQUENT EVENTS
On January 31, 2025, we completed an acquisition for the total consideration of approximately $18.5 million, paid in all cash, subject to certain post-closing adjustments including working capital holdbacks.