Form 10-Q
period 2025-03-31
TYLER TECHNOLOGIES INC
filed 2025-04-25
CIK 860731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The number of shares of common stock of registrant outstanding on April 21, 2025 was 43,123,546.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Subscriptions	$374,989	$313,243
Maintenance	112,801	117,218
Professional services	64,050	64,806
Software licenses and royalties	6,994	8,734
Hardware and other	6,331	8,358
Total revenues	565,165	512,359

Cost of revenues:
Subscriptions, maintenance, and professional services	278,053	268,870
Software licenses and royalties	1,910	1,565
Amortization of software development	5,379	4,363
Amortization of acquired software	9,294	9,239
Hardware and other	3,448	4,656
Total cost of revenues	298,084	288,693

Gross profit	267,081	223,666

Sales and marketing expense	36,473	36,427
General and administrative expense	79,452	72,710
Research and development expense	47,844	29,433
Amortization of other intangibles	14,139	18,118

Operating income	89,173	66,978

Interest expense	(1,246)	(2,184)
Other income, net	7,363	1,845
Income before income taxes	95,290	66,639
Income tax provision	14,238	12,469
Net income	$81,052	$54,170

Earnings per common share:
Basic	$1.88	$1.28
Diluted	$1.84	$1.26
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$81,052	$54,170
Other comprehensive income, net of tax:
Securities available-for-sale and transferred securities:
Change in net unrealized holding gains on available-for-sale securities during the period	73	53
Reclassification adjustment for net loss on sale of available-for-sale securities, included in net income	1	—
Other comprehensive income, net of tax	74	53
Comprehensive income	$81,126	$54,223
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$705,729	$744,721
Accounts receivable (less allowance for losses and sales adjustments of $18,996 in 2025 and $17,325 in 2024)	559,873	587,634
Short-term investments	101,674	23,257
Prepaid expenses	92,077	65,135
Income tax receivable	—	11,975
Other current assets	7,585	8,057
Total current assets	1,466,938	1,440,779
Accounts receivable, long-term	7,205	7,153
Operating lease right-of-use assets	33,289	31,433
Property and equipment, net	160,972	163,775
Other assets:
Software development costs, net	75,837	76,117
Goodwill	2,542,017	2,531,653
Other intangibles, net	816,955	831,966
Non-current investments	3,032	10,758
Other non-current assets	85,889	86,381
	$5,192,134	$5,180,015
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$171,163	$156,817
Accrued liabilities	127,578	197,709
Operating lease liabilities	9,281	9,643
Current income tax payable	12,533	—
Deferred revenue	642,379	701,438
Current portion of convertible senior notes due 2026, net	598,366	—
Total current liabilities	1,561,300	1,065,607
Convertible senior notes due 2026, net	—	597,934
Deferred revenue, long-term	22,376	22,376
Deferred income taxes	36,448	47,503
Operating lease liabilities, long-term	32,455	30,791
Other long-term liabilities	26,851	27,382
Total liabilities	1,679,430	1,791,593
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $10.00 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,147,969 shares issued and outstanding as of March 31, 2025 and December 31, 2024	481	481
Additional paid-in capital	1,581,856	1,539,301
Accumulated other comprehensive loss, net of tax	(83)	(157)
Retained earnings	1,947,851	1,866,799
Treasury stock, at cost; 5,035,280 and 5,184,092 shares in 2025 and 2024, respectively	(17,401)	(18,002)
Total shareholders' equity	3,512,704	3,388,422
	$5,192,134	$5,180,015
See accompanying notes.

TYLER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$81,052	$54,170
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,621	40,097
Losses from sale of investments	1	—
Share-based compensation expense	37,660	26,866
Amortization of operating lease right-of-use assets	2,288	2,522
Deferred income tax benefit	(11,080)	(24,334)
Other	—	(35)
Changes in operating assets and liabilities, exclusive of effects of acquired companies:
Accounts receivable	28,176	69,376
Income tax payable	24,508	35,827
Prepaid expenses and other current assets	(26,154)	(20,240)
Accounts payable	14,346	(1,140)
Operating lease liabilities	(2,842)	(3,461)
Accrued liabilities	(67,490)	(48,006)
Deferred revenue	(60,099)	(61,334)
Other long-term liabilities	1,171	1,531
Net cash provided by operating activities	56,158	71,839

Cash flows from investing activities:
Additions to property and equipment	(2,335)	(7,282)
Purchase of marketable security investments	(71,993)	—
Proceeds and maturities from marketable security investments	1,756	3,271
Investment in software development	(5,550)	(7,386)
Cost of acquisitions, net of cash acquired	(18,024)	(1,302)
Other	(23)	18
Net cash used by investing activities	(96,169)	(12,681)

Cash flows from financing activities:
Payment on term loans	—	(50,000)
Proceeds from exercise of stock options, net of withheld shares for taxes upon equity award settlement	1,526	10,033
Contributions from employee stock purchase plan	3,970	3,553
Other	(4,477)	—
Net cash provided (used) by financing activities	1,019	(36,414)

Net (decrease) increase in cash and cash equivalents	(38,992)	22,744
Cash and cash equivalents at beginning of period	744,721	165,493
Cash and cash equivalents at end of period	$705,729	$188,237
See accompanying notes.

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$969	$1,741
Cash received for income taxes, net	(323)	(680)
Non-cash investing and financing activities:
Non-cash additions to property and equipment	$125	$277

TYLER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	48,148	$481	$1,539,301	$(157)	$1,866,799	(5,184)	$(18,002)	$3,388,422
Net income	—	—	—	—	81,052	—	—	81,052
Other comprehensive income, net of tax	—	—	—	74	—	—	—	74
Exercise of stock options and vesting of restricted stock units	—	—	958	—	—	165	15,486	16,444
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(24)	(14,918)	(14,918)
Share-based compensation	—	—	37,660	—	—	—	—	37,660
Issuance of shares pursuant to employee stock purchase plan	—	—	3,937	—	—	8	33	3,970
Balance at March 31, 2025	48,148	$481	$1,581,856	$(83)	$1,947,851	(5,035)	$(17,401)	$3,512,704

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	48,148	$481	$1,354,787	$(326)	$1,603,773	(5,858)	$(20,720)	$2,937,995
Net income	—	—	—	—	54,170	—	—	54,170
Other comprehensive income, net of tax	—	—	—	53	—	—	—	53
Exercise of stock options and vesting of restricted stock units	—	—	(1,738)	—	—	195	22,978	21,240
Employee taxes paid for withheld shares upon equity award settlement	—	—	—	—	—	(26)	(11,207)	(11,207)
Share-based compensation	—	—	26,866	—	—	—	—	26,866
Issuance of shares pursuant to employee stock purchase plan	—	—	3,513	—	—	10	40	3,553
Reimbursement of shares from escrow	—	—	1,667	—	—	(28)	(11,202)	(9,535)
Balance at March 31, 2024	48,148	$481	$1,385,095	$(273)	$1,657,943	(5,707)	$(20,111)	$3,023,135

Tyler Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Tables in thousands, except per share data)

(1)    Basis of Presentation
We prepared the accompanying condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”), for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted for interim periods. Balance sheet amounts are as of March 31, 2025, and December 31, 2024, and operating result amounts are for the three months ended March 31, 2025, and 2024, and include all normal and recurring adjustments that we considered necessary for the fair summarized presentation of our financial position and operating results. As these are condensed financial statements, one should also read the financial statements and notes included in our latest Form 10-K for the year ended December 31, 2024. Revenues, expenses, assets, and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain amounts for previous years have been reclassified to conform to the current year presentation.
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all components of net income (loss) and other comprehensive income (loss). During the three months ended March 31, 2025 and 2024, we had approximately $74,000 and $53,000, of other comprehensive income, net of taxes, from our available-for-sale investment holdings, respectively.
(2)    Accounting Standards and Significant Accounting Policies
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025, that have had a material impact on our condensed consolidated financial statements and related notes. See Recently Pronounced Accounting Standard below.
REVENUE RECOGNITION
Nature of Products and Services
We account for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. We earn the majority of our revenues from subscription-based services and post-contract client support (“PCS” or “maintenance”). Other sources of revenue are professional services, software licenses and royalties, and hardware and other. Revenue is recognized upon transfer of control of promised products or services to clients in an amount that reflects the consideration we expect to receive in exchange for those products or services. We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a client
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Our software arrangements with clients contain multiple performance obligations that range from software license deliveries, installation, training, consulting, software modification and customization to meet specific client needs; hosting; and PCS. For these contracts, we account for individual performance obligations separately when they are distinct. We evaluate whether separate performance obligations can be distinct or should be accounted for as one performance obligation. Arrangements that include professional services, such as training or installation, are evaluated to determine whether those services are highly interdependent or interrelated to the product’s functionality. The transaction price is allocated to the distinct performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the applications sold, client demographics, and the number and types of users within our contracts.

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
Subscription-Based Services
Subscription-based services consist primarily of revenues derived from software as a service (“SaaS”) arrangements and transaction-based fees. For SaaS arrangements, we evaluate whether the client has the contractual right to take possession of our software at any time during the hosting period without significant penalty and whether the client can feasibly maintain the software on the client’s hardware or enter into another arrangement with a third party to host the software. We recognize SaaS services ratably over the term of the arrangement, which range from one to 10 years, but are most arrangements typically for periods of one to three years. For professional services associated with certain SaaS arrangements, we have concluded that the services are not distinct, and we recognize the revenue ratably over the remaining contractual period once we have provided the client access to the software.
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
For transaction-based revenues from digital government services and online payments, we have the right to charge the client an amount that directly corresponds with the value to the client of our performance to date. Therefore, we recognize revenues for these services over time based on the amount billable to the client. In some cases, we are paid on a fixed-fee basis and recognize the revenue ratably over the contractual period. Typically, the structure of our arrangements does not give rise to variable consideration. However, in those instances whereby variable consideration exists, we include in our estimates additional revenues for variable consideration when we believe we have an enforceable right, the amount can be estimated reliably, and its realization is probable.
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
Revenue is recognized net of allowances for sales adjustments and any taxes collected from clients, which are subsequently remitted to governmental authorities.
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
Accounts receivable is as follows:

	March 31, 2025	December 31, 2024
Accounts receivable - current	$559,873	$587,634
Accounts receivable - long term	7,205	7,153
Total accounts receivable	$567,078	$594,787
Total accounts receivable, including total current and long-term accounts receivable, net of allowance for losses and sales adjustments was $567.1 million and $594.8 million, as of March 31, 2025, and December 31, 2024, respectively. We have recorded unbilled receivables of $108.2 million and $115.6 million as of March 31, 2025, and December 31, 2024, respectively. Unbilled receivables expected to be collected within one year have been included with the current portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables and retention receivables expected to be collected past one year have been included with the long-term portion of accounts receivable in the accompanying condensed consolidated balance sheets. Unbilled receivables also include retention receivables of $11.1 million and $11.4 million as of March 31, 2025, and December 31, 2024, respectively, which become payable upon the completion of the contract or completion of our fieldwork and formal hearings.
We maintain allowances for losses and sales adjustments, which losses are recorded against revenue at the time the loss is incurred. Because most of our clients are domestic governmental entities, we rarely incur a credit loss resulting from the inability of a client to make required payments. Consequently, we have not recorded a reserve for credit losses. Events or changes in circumstances that indicate the carrying amount for the allowances for losses and sales adjustments may require revision include, but are not limited to, managing our client’s expectations regarding the scope of the services to be delivered and defects or errors in new versions or enhancements of our software products. Our allowances for losses and sales adjustments are $19.0 million and $17.3 million as of March 31, 2025, and December 31, 2024, respectively.
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
For the three months ended March 31, 2025, no triggering event or changes to circumstances indicated that a potential impairment had occurred for goodwill and other intangibles assets.

RECENTLY PRONOUNCED ACCOUNTING STANDARDS
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-04 - Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. It is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. As of January 1, 2025, we have early-adopted this standard, and the new standard did not have a material impact on the Company’s financial statements.
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
(3)    Segment and Related Information
Reportable operating segments are determined based on the Company’s management approach. The management approach, as defined by FASB ASC 280 “Segment Reporting,” is based on the way that the Chief Operating Decision Maker (“CODM”) organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our chief executive officer.
We report our results in two reportable segments. Our reportable segments are organized on the basis of a combination of the products and services they deliver to clients and the function the public sector client performs. Operating segments that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions, courts and public safety solutions, education solutions, and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.
The CODM uses segment operating income or loss to assess performance and to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. During the fiscal periods presented, we had no significant transactions between reportable segments. Corporate unallocated amounts are comprised of non-cash amortization of intangible assets associated with acquisitions, depreciation associated with unallocated property and equipment assets, compensation costs for the executive management team and certain shared services staff, and share-based compensation expense for the entire company. Corporate unallocated amounts also include incidental revenues and expenses related to a company-wide user conference and rental income.

For the three months ended March 31, 2025	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$158,741	$21,339
Transaction-based fees	69,839	125,070
Maintenance	106,979	5,822
Professional services	54,593	9,457
Software licenses and royalties	6,994	—
Hardware and other	5,600	41
Total segment revenues	402,746	161,729	564,475
Less:
Cost of revenues	169,287	108,993
Sales and marketing expense	25,267	4,731
General and administrative expense	11,592	13,401
Research and development expense	37,680	4,318
Segment operating income	$158,920	$30,286	$189,206

For the three months ended March 31, 2024	Enterprise Software	Platform Technologies	Totals
Revenues
Subscriptions:
SaaS	$128,142	$20,642
Transaction-based fees	51,884	112,575
Maintenance	111,182	6,036
Professional services	54,893	9,913
Software licenses and royalties	8,571	163
Hardware and other	8,358	—
Total segment revenues	363,030	149,329	512,359
Less:
Cost of revenues	170,805	98,538
Sales and marketing expense	25,226	5,664
General and administrative expense	11,448	13,493
Research and development expense	24,852	3,379
Segment operating income	$130,699	$28,255	$158,954

	Three Months Ended March 31,
Reconciliation of reportable segment operating income to the Company's consolidated totals:	2025	2024
Total segment operating income	$189,206	$158,954
Corporate unallocated:
Total revenues	690	—
Cost of revenues	(19,804)	(19,350)
Sales and marketing expense	(6,475)	(5,537)
General and administrative expense	(54,459)	(47,769)
Research and development expense	(5,846)	(1,202)
Amortization of other intangibles	(14,139)	(18,118)
Interest expense	(1,246)	(2,184)
Other income, net	7,363	1,845
Income before income taxes	$95,290	$66,639

The following table presents reconciliations of segment revenues from external customers and other segment information to the Company’s consolidated totals:

	Three Months Ended March 31,
Revenues:	2025	2024
ES	$402,746	$363,030
PT	161,729	149,329
Corporate unallocated	690	—
Total consolidated	$565,165	$512,359

Depreciation and amortization expense:
ES	$6,607	$10,496
PT	22,217	23,756
Corporate unallocated	5,797	5,845
Total consolidated	$34,621	$40,097

Software development expenditures:
ES	$1,549	$1,621
PT	3,991	4,233
Corporate	10	1,532
Total consolidated	$5,550	$7,386

Capital expenditures:
ES	$730	$6,400
PT	939	687
Corporate	666	195
Total consolidated	$2,335	$7,282

Segment assets:	March 31, 2025	December 31, 2024
ES	$500,481	$572,224
PT	477,314	416,635
Corporate	4,214,339	4,191,156
Total consolidated	$5,192,134	$5,180,015
Segment assets primarily consist of net accounts receivable, prepaid expenses and other current assets, and net property and equipment and software development costs. Corporate assets primarily consist of cash and investments; prepaid insurance; goodwill and intangibles associated with acquisitions; deferred income taxes; software development costs, net; and net property and equipment mainly related to unallocated information and technology assets. Certain presentation items from previous years have been adjusted to conform with current year presentation.

(4)    Disaggregation of Revenue
The tables below show disaggregation of revenue into categories that reflect how economic factors affect the nature, amount, timing, and uncertainty of revenues and cash flows.
Recurring Revenues
The majority of our revenues are comprised of revenues from subscriptions and maintenance, which we consider to be recurring revenues. Subscription revenues primarily consist of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. The contract terms for subscription arrangements range from one to 10 years but are typically contracted for initial periods of one to three years. Nearly all of our on-premises software clients contract with us for maintenance and support. Maintenance and support are generally provided under auto-renewing annual contracts or multi-year contracts. We consider all other revenue categories to be non-recurring revenues.
Recurring revenues and non-recurring revenues recognized during the period are as follows:

For the three months ended March 31, 2025	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$158,741	$21,339	$—	$180,080
Transaction-based fees	69,839	125,070	—	194,909
Maintenance	106,979	5,822	—	112,801
Total recurring revenues	335,559	152,231	—	487,790

Professional services	54,593	9,457	—	64,050
Software licenses and royalties	6,994	—	—	6,994
Hardware and other	5,600	41	690	6,331
Total non-recurring revenues	67,187	9,498	690	77,375

Total	$402,746	$161,729	$690	$565,165

For the three months ended March 31, 2024	Enterprise Software	Platform Technologies	Corporate Unallocated	Totals
Revenues
Subscriptions:
SaaS	$128,142	$20,642	$—	$148,784
Transaction-based fees	51,884	112,575	—	164,459
Maintenance	111,182	6,036	—	117,218
Total recurring revenues	291,208	139,253	—	430,461

Professional services	54,893	9,913	—	64,806
Software licenses and royalties	8,571	163	—	8,734
Hardware and other	8,358	—	—	8,358
Total non-recurring revenues	71,822	10,076	—	81,898

Total	$363,030	$149,329	$—	$512,359

(5)    Deferred Revenue and Performance Obligations
Total deferred revenue, including long-term, by segment is as follows:

	March 31, 2025	December 31, 2024
Enterprise Software	$628,333	$683,909
Platform Technologies	29,479	36,117
Corporate	6,943	3,788
Totals	$664,755	$723,814
Changes in total deferred revenue, including long-term, were as follows:

Three months ended March 31, 2025
Balance as of December 31, 2024	$723,814
Deferral of revenue	310,383
Recognition of deferred revenue	(369,442)
Balance as of March 31, 2025	$664,755
Remaining Performance Obligations
We expect to recognize as revenue approximately 97% of our deferred revenue balance as of March 31, 2025, in the next 12 months, and the remainder thereafter. We believe the portion of transaction price allocated to the remaining performance obligations which is not included in our deferred revenue balance is not a meaningful indicator of future revenue due to contracts with transaction-based fees that vary with transaction activity, the variability in subscription term lengths, and termination provisions included in some contracts that limit inclusion and cause variability from period to period.
(6)    Deferred Commissions
Deferred commissions are as follows:

	March 31, 2025	December 31, 2024
Prepaid commissions	$19,113	$18,037
Long-term deferred commissions	39,849	38,762
Total deferred commissions	$58,962	$56,799
Amortization expense related to deferred commissions is as follows:

	Three Months Ended March 31,
	2025	2024
Amortization expense	$5,100	$4,762
Deferred commissions have been included with prepaid expenses for the current portion and non-current other assets for the long-term portion in the accompanying condensed consolidated balance sheets. Amortization expense related to deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of income.

(7)    Acquisitions
On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The total purchase price, net of cash acquired of $215,000, was approximately $18.2 million, subject to certain post-closing adjustments including a working capital holdback of $210,000.
We have performed a preliminary valuation analysis of the fair market value of MyGov’s assets and liabilities. In connection with this transaction, we acquired total tangible assets of $0.7 million and assumed liabilities of approximately $1.1 million. We recorded goodwill of approximately $10.4 million, which is expected to be deductible for tax purposes, and other identifiable intangible assets of approximately $8.5 million. The operating results of MyGov are included with the operating results of the Enterprise segment since the inception date of the acquisition. Also, the impact of this acquisition on our operating results, assets, and liabilities is not material.
As of March 31, 2025, the purchase price allocation for MyGov is not final; therefore, certain preliminary valuation estimates of fair value assumed at the acquisition date for intangible assets, and receivables are subject to change as valuations are finalized. Our balance sheet as of March 31, 2025, reflects the allocation of the purchase price to the net assets acquired based on their estimated fair value at the date of the acquisition. The fair value of the assets and liabilities acquired are based on valuations using Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
During the three months ended March 31, 2025, we paid $4.5 million in cash for long-term indemnity holdbacks related to prior acquisitions.
(8)    Debt
The following table summarizes our total outstanding borrowings:

	Rate	Maturity Date	March 31, 2025	December 31, 2024
2024 Credit Agreement
Revolving credit facility	S + 1.125%	September 2029	$—	$—
Convertible Senior Notes due 2026	0.25%	March 2026	600,000	600,000
Total borrowings			600,000	600,000
Less: unamortized debt discount and debt issuance costs			(1,634)	(2,066)
Total borrowings, net			598,366	597,934

Current portion of convertible senior notes due 2026, net			598,366	—
Long Term - convertible senior notes due 2026, net			—	597,934
Total Debt			$598,366	$597,934
2024 Credit Agreement
On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lender parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million, including subfacilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any Secured Overnight Financing Rate (“SOFR”) breakage costs. The 2024 Credit Agreement replaced Tyler’s previous $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto (the “2021 Credit Agreement”), which was scheduled to mature in April 2026.
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
Before September 15, 2025, holders of the Convertible Senior Notes have the right to convert their Convertible Senior Notes only upon the occurrence of certain events. Under the terms of the Indenture, the Convertible Senior Notes are convertible into common stock of Tyler Technologies, Inc. (referred to herein as “our common stock”) at the following times or circumstances:
•during any calendar quarter commencing after the calendar quarter ended June 30, 2021, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “Measurement Period”) if the trading price per $1,000 principal amount of Convertible Senior Notes, as determined following a request by their holder in accordance with the procedures in the Indenture, for each trading day of the Measurement Period, was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
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
As of March 31, 2025, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.

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
Effective Interest Rate
The weighted average interest rate for the borrowings under the Convertible Senior Notes was 0.25% as of March 31, 2025. For the three months ended March 31, 2025, the effective interest rate was 0.54% for the Convertible Senior Notes. The following sets forth the interest expense recognized related to the borrowings and commitment fees for unused portions under the 2024 Credit Agreement, the 2021 Credit Agreement and Convertible Senior Notes and is included in interest expense in the accompanying condensed consolidated statements of income:

	Three Months Ended March 31,
	2025	2024
Contractual interest expense - Revolving Credit Facility	$(239)	$(230)
Contractual interest expense - Term Loans	—	(761)
Contractual interest expense - Convertible Senior Notes	(375)	(375)
Amortization of debt discount and debt issuance costs	(632)	(818)
Total	$(1,246)	$(2,184)
As of March 31, 2025, we had one outstanding letter of credit totaling $500,000. The letter of credit, which guarantees our performance under a client contract, automatically renews annually unless canceled in writing, and expires in the third quarter of 2025.
(9)    Financial Instruments
The following table presents our financial instruments:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$705,729	$744,721
Available-for-sale investments	104,706	34,015
Equity investment	10,000	10,000
Total	$820,435	$788,736
Cash and cash equivalents consist primarily of money market funds with original maturity dates of three months or less, for which we determine fair value through quoted market prices.

Our investment portfolio is classified as available-for-sale in order to have the flexibility to buy and sell investments and maximize cash liquidity. Our available-for-sale investments primarily consist of investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. These investments are presented at fair value and are included in short-term investments and non-current investments in the accompanying condensed consolidated balance sheets. Unrealized gains or losses associated with the investments are included in accumulated other comprehensive income (loss), net of tax in the accompanying condensed consolidated balance sheets and other comprehensive income (loss), net of tax in the statements of comprehensive income. For our available-for-sale investments, we do not have the intent to sell, nor is it more likely than not that we would be required to sell before recovery of their cost basis.
As of March 31, 2025 and December 31, 2024, we have an accrued interest receivable balance of approximately $532,000 and $227,000, respectively, which is included in accounts receivable, net. We do not measure an allowance for credit losses for accrued interest receivables. We record any losses within the maturity period or at the time of sale of the investment, and any write-offs to accrued interest receivables are recorded as reductions to interest income in the period of the loss. During the three months ended March 31, 2025, we have recorded no losses for accrued interest receivables. Interest income and amortization of discounts and premiums are included in other income, net in the accompanying condensed consolidated statements of income.
The following table presents the components of our available-for-sale investments:

	March 31, 2025	December 31, 2024
Amortized cost	$104,817	$34,225
Unrealized gains	48	3
Unrealized losses	(159)	(213)
Estimated fair value	$104,706	$34,015
As of March 31, 2025, we have $101.7 million of available-for-sale debt securities with contractual maturities of one year or less and $3.0 million with contractual maturities greater than one year. As of March 31, 2025, 60 available-for-sale securities with a fair value of $54.1 million have been in a loss position for one year or less and four securities with a fair value of $3.5 million have been in a loss position for greater than one year.
The following table presents the activity on our available-for-sale investments:

	Three Months Ended March 31,
	2025	2024
Proceeds from sales and maturities	$1,756	$3,271
Realized losses on sales, net of tax	(1)	—
Our equity investment consists of an 18% interest in BFTR, LLC, a wholly owned subsidiary of Bison Capital Partners V L.P. BFTR, LLC is a privately held Australian company specializing in digitizing the spoken word in court and legal proceedings. The investment in common stock is carried at cost less any impairment write-downs because we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values.
(10)    Fair Value
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
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$705,729	$—	$—	$705,729
Available-for-sale investments	—	104,706	—	104,706
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	729,372	—	729,372
The following table presents fair values of our financial and debt instruments categorized by their fair value hierarchy as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$744,721	$—	$—	$744,721
Available-for-sale investments	—	34,015	—	34,015
Equity investment	—	—	10,000	10,000
Convertible Senior Notes due 2026	—	731,310	—	731,310
Assets that are measured at fair value on a recurring basis
Accounts receivables, accounts payables, short-term obligations and certain other assets carrying value approximate fair value because of the short maturity of these instruments.
As of March 31, 2025, we have $104.7 million in investment grade corporate bonds, U.S. Treasuries, and asset-backed securities with maturity dates through 2027. The fair values of these securities are considered Level 2 as they are based on inputs from quoted prices in markets that are not active or other observable market data.
Assets that are measured at fair value on a nonrecurring basis
As of March 31, 2025, we have an 18% interest in BFTR, LLC. As we do not have the ability to exercise significant influence over the investee and the securities do not have readily determinable fair values, our investment is carried at cost less any impairment write-downs. Periodically, our investment is assessed for impairment. We do not reassess the fair value of the investments if there are no identified events or changes in circumstances that indicate fair value of the investment or indicate impairment. No events or changes in circumstances have occurred during the period that require reassessment. There has been no impairment of this investment for the periods presented. This investment is included in other non-current assets in the accompanying condensed consolidated balance sheets.
As described in Note 2, “Summary of Significant Accounting Policies,” we assess goodwill for impairment annually on October 1. In addition, we review goodwill, property and equipment, and other intangibles for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the fourth quarter of 2024, we completed our annual assessment of goodwill which did not result in an impairment charge. Further, we identified no indicators of impairment to goodwill, property and equipment, and other intangibles. Therefore, no impairment was recorded as of or for the three months ended March 31, 2025.
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

The following table presents the fair value and carrying value, net, of our Convertible Senior Notes:

	Fair Value at		Carrying Value at
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Convertible Senior Notes due 2026	$729,372	$731,310	$598,366	$597,934
(11)    Income Tax Provision
We had an effective income tax rate of 14.9% for the three months ended March 31, 2025, compared to 18.7% for the three months ended March 31, 2024. The decrease in the effective tax rate for the three months ended March 31, 2025, as compared to the prior period, is due to an increase in excess tax benefits related to stock incentive awards in the current year, a less significant impact from non-deductible business expenses, liabilities for uncertain tax positions and state taxes, partially offset by a less significant impact from research tax credit benefits.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the tax benefits of research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.
We received income tax refunds, net of taxes paid, of $323,000 and $680,000 in the three months ended March 31, 2025, and March 31, 2024, respectively.
(12)    Share-Based Compensation
The following table summarizes share-based compensation expense related to share-based awards, which is recorded in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$8,714	$7,390
Operating expenses	28,946	19,476
Total share-based compensation expense	$37,660	$26,866
(13)    Earnings Per Share
The following table details the reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$81,052	$54,170
Denominator:
Weighted-average basic common shares outstanding	43,024	42,332
Assumed conversion of dilutive securities:
Stock awards	713	768
Convertible Senior Notes	206	—
Denominator for diluted earnings per share - Adjusted weighted-average shares	43,943	43,100
Earnings per common share:
Basic	$1.88	$1.28
Diluted	$1.84	$1.26
For the three months ended March 31, 2025, and 2024, stock awards representing the right to purchase common stock of approximately 22,000 shares and 162,000 shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

We have used the if-converted method for calculating any potential dilutive effect of the Convertible Senior Notes on our diluted net income per share if our average stock price for the period exceeded the conversion price of $493.44 per share of common stock. Under the if-converted method, the Notes are assumed to be converted at the beginning of the period and the resulting common shares, if dilutive, are included in the denominator of the diluted earnings per share calculation for the entire period being presented. For the three months ended March 31, 2025, our average stock price for the period exceeded the conversion price resulting in a dilutive impact of the if-converted method as reflected in the table above. For the three months ended March 31, 2024, our average stock price for the period did not exceed the conversion price, therefore there was no dilutive impact as reflected in the table above.
(14)    Leases
We lease office facilities, transportation, and other equipment for use in our operations. Most of our leases are non-cancelable operating lease agreements with remaining terms of one to 10 years. Some of these leases include options to extend for up to six years. We have no finance leases as of March 31, 2025. Right-of-use lease assets and lease liabilities for our operating leases are recorded in the condensed consolidated balance sheets.
The components of operating lease expense were as follows:

Lease Costs	Three Months Ended March 31,
	2025	2024
Operating lease cost	$2,344	$2,165
Short-term lease cost	564	551
Variable lease cost	248	238
Net lease cost	$3,156	$2,954
Supplemental information related to leases is as follows:

Other Information	Three Months Ended March 31,
	2025	2024
Cash flows:
Cash paid amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3,131	$3,185

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating leases	$3,795	$1,389

Lease term and discount rate:
Weighted average remaining lease term (years)	5.8	6.6
Weighted average discount rate	3.16%	1.67%
Rental income from third parties
We own office buildings in Bangor, Falmouth, Yarmouth and Orono, Maine; Lubbock and Plano, Texas; Troy, Michigan; Latham, New York; Moraine, Ohio; and Kingston Springs, Tennessee. We lease space in some of these buildings to third-party tenants. The property we lease to others under operating leases consists primarily of specific facilities where one tenant obtains substantially all of the economic benefit from the asset and has the right to direct the use of the asset. These non-cancelable leases expire between 2025 and 2032, and some have options to extend the lease for up to 10 years. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Rental income from third-party tenants for the three months ended March 31, 2025 and 2024, totaled $806,000 and $761,000, respectively. Rental income is included in hardware and other revenue on the condensed consolidated statements of income. As of March 31, 2025, future minimum operating rental income based on contractual agreements is as follows:

Year ending December 31,	Amount
2025 (Remaining)	$1,676
2026	2,124
2027	1,850
2028	1,590
2029	903
Thereafter	2,569
Total	$10,712
(15)    Commitments and Contingencies
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
Purchase Commitments
We have contractual obligations for third-party technology used in our solutions and for other services that we purchase as part of our normal operations. In certain cases, these arrangements require a minimum annual purchase commitment by us. As of March 31, 2025, the remaining aggregate minimum purchase commitment under these arrangements was approximately $629.3 million through 2031.
(16)    Subsequent Events
There have been no material events or transactions that occurred subsequent to March 31, 2025.

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
We report our results in two reportable segments. Our reportable segments are organized on the basis of a combination of the products and services they deliver to clients and the function the public sector client performs. Operating segments that have met the aggregation criteria have been combined into our two reportable segments. The Enterprise Software (“ES”) reportable segment provides public sector entities with software systems and services to meet their information technology and automation needs for mission-critical “back-office” functions such as: public administration solutions, courts and public safety solutions, education solutions, and property and recording solutions. The Platform Technologies (“PT”) reportable segment provides public sector entities with platform and transformative solutions including digital solutions, payment processing, streamlined data processing, and improved operations and workflows.
Our Chief Operating Decision Maker (“CODM”) uses segment operating income or loss to assess performance and to allocate resources (including employees, property, and financial or capital resources) for each segment, predominantly in the annual budget and forecasting process. During the fiscal periods presented, we had no significant transactions between reportable segments. Corporate unallocated amounts are comprised of non-cash amortization of intangible assets associated with acquisitions, depreciation associated with unallocated property and equipment assets, compensation costs for the executive management team and certain shared services staff, and share-based compensation expense for the entire company. Corporate unallocated amounts also include incidental revenues and expenses related to a company-wide user conference and rental income.
See Note 3, “Segment and Related Information,” in the notes to the financial statements for additional information.

Recent Acquisitions
2025
On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The total purchase price, net of cash acquired of $215,000, was approximately $18.2 million, subject to certain post-closing adjustments including working capital holdbacks of $210,000. The actual operating results of MyGov are included with the operating results of the ES segment since the date of acquisition.
2024
We did not complete any acquisitions during the 2024 fiscal period.
Operating Results
For the three months ended March 31, 2025, total revenues increased 10% compared to the prior period, primarily due to an increase in subscription revenue.
Subscriptions revenue grew 20% for the three months ended March 31, 2025, compared to the prior period, primarily due to an ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues.
Our total employee count increased to 7,462 as of March 31, 2025, including 12 employees who joined us through acquisitions completed since March 31, 2024, from 7,305 as of March 31, 2024.
Annualized Recurring Revenues
Annualized recurring revenues (ARR) - Subscriptions and maintenance are considered recurring revenue sources. ARR is calculated by annualizing the current quarter’s recurring revenues from maintenance and subscriptions as reported in our statement of income. Management believes ARR is an indicator of the annual run rate of our recurring revenues, as well as a measure of the effectiveness of the strategies we deploy to drive revenue growth over time. ARR is a metric widely used by companies in the technology sector and by investors, which we believe offers insight into the stability of our maintenance and subscription revenues to be recognized within the year.
Subscription revenues primarily consist of revenues derived from our SaaS arrangements and transaction-based fees. These revenues are considered recurring because revenues from these sources are expected to re-occur in similar annual amounts for the term of our relationship with the client. Transaction-based fees are generally the result of multi-year contracts with our clients that result in fees generated by payment transactions and digital government services and are collected on a recurring basis during the contract term. Transaction-based revenues are historically highest in the second quarter, which coincides with peak outdoor recreation seasons and statutory filing deadlines in many jurisdictions, and lowest in the fourth quarter, due to fewer business days and lower transaction volumes around holidays. Because ARR is an annualized revenue amount, the metric can fluctuate from quarter to quarter due to this seasonality.
ARR was $1.95 billion and $1.72 billion as of March 31, 2025, and 2024, respectively. ARR increased approximately 13% compared to the prior period primarily due to an increase in subscriptions revenue resulting from an ongoing shift toward SaaS arrangements for both new and existing clients and expansion in transaction-based fee arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of GAAP for the interim period and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, potential impairment of intangible assets and goodwill, and share-based compensation expense. As these are condensed financial statements, one should also read expanded information about our critical accounting policies and estimates provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2024.

ANALYSIS OF RESULTS OF OPERATIONS

	Percent of Total Revenues
	Three Months Ended March 31,
	2025	2024
Revenues:
Subscriptions	66.4%	61.2%
Maintenance	20.0	22.9
Professional services	11.3	12.6
Software licenses and royalties	1.2	1.7
Hardware and other	1.1	1.6
Total revenues	100.0	100.0
Cost of revenues:
Subscriptions, maintenance, and professional services	49.1	52.5
Software licenses, royalties, and amortization of acquired software	1.9	2.1
Amortization of software development	1.0	0.9
Hardware and other	0.6	0.9
Sales and marketing expense	6.5	7.1
General and administrative expense	14.1	14.2
Research and development expense	8.5	5.7
Amortization of other intangibles	2.5	3.5
Operating income	15.8	13.1
Interest expense	(0.2)	(0.4)
Other income, net	1.3	0.4
Income before income taxes	16.9	13.1
Income tax provision	2.5	2.4
Net income	14.4%	10.7%
Revenues
Subscriptions
The following table sets forth a comparison of our subscriptions revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
ES	$228,580	$180,026	$48,554	27%
PT	146,409	133,217	13,192	10
Total subscriptions revenue	$374,989	$313,243	$61,746	20%
Subscriptions revenue consists of revenues derived from our SaaS arrangements and transaction-based fees primarily related to digital government services and payment processing.
SaaS
The following table sets forth a comparison of our subscriptions revenue derived from SaaS fees for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
ES	$158,741	$128,142	$30,599	24%
PT	21,339	20,642	697	3
Total SaaS revenue	$180,080	$148,784	$31,296	21%

For the three months ended March 31, 2025, SaaS fees grew 21%, or $31.3 million, compared to the prior period. That growth is primarily attributable to new SaaS clients as well as existing on-premises clients who converted to our SaaS model. Since March 31, 2024, we have added 672 new SaaS clients, while 431 existing on-premises clients have converted to our SaaS offerings. Our new software contract value mix for the three months ended March 31, 2025, was approximately 4% perpetual software license arrangements and approximately 96% subscription-based arrangements, compared to approximately 7% perpetual software license arrangements and approximately 93% subscription-based arrangements for the three months ended March 31, 2024.
Transaction-based fees
The following table sets forth a comparison of our subscriptions revenue derived from transaction-based fees for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
ES	$69,839	$51,884	$17,955	35%
PT	125,070	112,575	12,495	11
Total Transaction-based fees revenue	$194,909	$164,459	$30,450	19%
For the three months ended March 31, 2025, new transaction clients, volume increases from online payments and e-filing services, and price increases by certain third-party processing partners from whom we receive a share of revenues contributed to the growth in transaction-based fees compared to the prior period.
Maintenance
The following table sets forth a comparison of our maintenance revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
ES	$106,979	$111,182	$(4,203)	(4)%
PT	5,822	6,036	(214)	(4)
Total maintenance revenue	$112,801	$117,218	$(4,417)	(4)%
We provide maintenance and support services for our software products and certain third-party software. Maintenance revenue decreased compared to the prior period primarily due to the impact of clients converting from on-premises license arrangements to SaaS, partially offset by maintenance price increases.
Professional services
The following table sets forth a comparison of our professional services revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
ES	$54,593	$54,893	$(300)	(1)%
PT	9,457	9,913	(456)	(5)
Total professional services revenue	$64,050	$64,806	$(756)	(1)%
Professional services revenue primarily consists of professional services billed in connection with implementing our software, converting client data, training client personnel, custom development activities, consulting, and property appraisal services. New clients who implement our software generally contract with us to provide the related professional services. Existing clients also periodically purchase additional training, consulting and minor programming services. The decrease in professional services revenues compared to the prior period is as expected from lower custom development work and efficiencies.

Software licenses and royalties
The following table sets forth a comparison of our software licenses and royalties revenue for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
ES	$6,994	$8,571	$(1,577)	(18)%
PT	—	163	(163)	(100)
Total software licenses and royalties revenue	$6,994	$8,734	$(1,740)	(20)%
The decrease in software licenses and royalties revenue compared to the prior period is primarily attributed to the shift in the mix of new software contracts toward more SaaS offerings.
Although the mix of new contracts between subscription-based and perpetual license arrangements may vary from quarter to quarter and year to year, we expect that software license revenues will continue to decline as we shift our model away from perpetual software licenses to SaaS. Subscription-based arrangements result in lower software license revenue in the initial year as compared to perpetual software license arrangements, but generate higher overall revenue over the term of the contract.
Cost of revenues and overall gross margins
The following table sets forth a comparison of the key components of our cost of revenues for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Subscriptions, maintenance, and professional services	$278,053	$268,870	$9,183	3%
Software licenses and royalties	1,910	1,565	345	22
Amortization of software development	5,379	4,363	1,016	23
Amortization of acquired software	9,294	9,239	55	1
Hardware and other	3,448	4,656	(1,208)	(26)
Total cost of revenues	$298,084	$288,693	$9,391	3%
Subscriptions, maintenance, and professional services.
The following table sets forth a comparison of our costs of subscriptions, maintenance, and professional services for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Subscriptions, maintenance, and professional services	$278,053	$268,870	$9,183	3%
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
For the three months ended March 31, 2025, the cost of subscriptions, maintenance, and professional services increased 3% primarily due to increased hosting costs as we expand our SaaS client base and transition from our proprietary data centers to the public cloud, together with higher personnel costs. The increases were partially offset by redeployment of resources to research and development due to continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations.

Software licenses and royalties.
The following table sets forth a comparison of our costs of software licenses and royalties for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Software licenses and royalties	$1,910	$1,565	$345	22%
Costs of software licenses and royalties primarily consist of direct third-party software costs. We do not have any direct costs associated with royalties.
The cost of software licenses and royalties for the three months ended March 31, 2025, increased 22%, compared to the prior period due to higher third-party software costs.
Amortization of software development.
The following table sets forth a comparison of our amortization of software development for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Amortization of software development	$5,379	$4,363	$1,016	23%
Amortization software development costs included in cost of revenues primarily consist of personnel costs which were previously capitalized. We begin to amortize capitalized costs when a product is available for general release to clients. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the software’s remaining estimated economic life of, generally, three to five years.
For the three months ended March 31, 2025, amortization of software development costs increased 23% compared to the prior period due to new capitalized software development projects going into service in the past year.
Amortization of acquired software.
The following table sets forth a comparison of our amortization of acquired software for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Amortization of acquired software	$9,294	$9,239	$55	1%
Amortization expense related to acquired software attributed to business combinations is included with cost of revenues. The estimated useful lives of acquired software range from three to 10 years.
For the three months ended March 31, 2025, amortization of acquired software increased 1% compared to the prior period due to amortization of newly acquired software from recent acquisition completed in fiscal year 2025, partially offset by assets becoming fully amortized in the fourth quarter of 2024.
The following table sets forth a comparison of gross profit and overall gross margin for the periods presented as of March 31:

	Three Months Ended
	2025	2024	Change
Total gross profit	$267,081	$223,666	$43,415
Overall gross margin	47.3%	43.7%	3.6%
Overall gross margin. For the three months ended March 31, 2025, our blended gross margin increased 3.6% compared to the prior period. The increase in overall gross margin compared to the prior period is primarily attributed to a higher revenue mix for subscription revenues compared to the prior period, resulting in an increase in incremental margin related to SaaS and transaction revenues. Also contributing to the increase in overall gross margin is the redeployment of resources to research and development due to continued migration of clients to our SaaS products and consolidation of versions of on-premises software products with support obligations. The increase in the overall gross margin is partially offset by lower revenue from software licenses, maintenance and professional services, higher software development amortization expense, and higher personnel costs.

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

	Three Months Ended		Change
	2025	2024	$	%
Sales and marketing expense	$36,473	$36,427	$46	—%
S&M expense as a percentage of revenues was 6.5%, for the three months ended March 31, 2025, compared to 7.1% for the three months ended March 31, 2024. S&M expense remained flat when compared to the prior period. S&M expense as a percentage of revenue was lower due to an increase in compensation capitalized as contract acquisition costs compared to the prior period.
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

	Three Months Ended		Change
	2025	2024	$	%
General and administrative expense	$79,452	$72,710	$6,742	9%
G&A expense as a percentage of revenue was 14.1% for the three months ended March 31, 2025, compared to 14.2% for the three months ended March 31, 2024. G&A expense increased 9% for the three months ended March 31, 2025, compared to the prior period. For the three months ended March 31, 2025, the increase in G&A expense is primarily attributed to increases in amortization of software development for internal use and higher share-based compensation expense. For the three months ended March 31, 2025, share-based compensation expense grew $5.0 million compared to the prior period, primarily due to a higher stock price for share-based awards issued in the current period.
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

	Three Months Ended		Change
	2025	2024	$	%
Research and development expense	$47,844	$29,433	$18,411	63%
Research and development expense increased 63% for the three months ended March 31, 2025, compared to the prior period, and is primarily due to the redeployment of resources to research and development due to continued migration of clients to our SaaS products and version consolidation of on-premises software products with support obligations. Also contributing to the increase was a shift in new product development initiatives from capitalized development projects to other development activities that are expensed to research and development, as well as higher related share-based compensation expense.

Amortization of other intangibles
Other intangibles represents the portion of purchase price allocated to the identified intangible assets for client-related intangibles, trade names and leases acquired. The remaining excess purchase price is allocated to goodwill that is not subject to amortization. Amortization expense related to acquired software is included with cost of revenues, while amortization expense of other intangibles is recorded as operating expense. The estimated useful lives of other intangibles range from one to 25 years. The following table sets forth a comparison of amortization of other intangibles for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Amortization of other intangibles	$14,139	$18,118	$(3,979)	(22)%
For the three months ended March 31, 2025, amortization of other intangibles decreased 22% compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in 2024.
Segment Operating Income
The following table sets forth a comparison of the operating income by reportable segments for the three months ended March 31 ($ in thousands):

Operating Income (loss):	Three Months Ended		Change
	2025	2024	$	%
ES	$158,920	$130,699	$28,221	22%
PT	30,286	28,255	2,031	7
Corporate unallocated	(100,033)	(91,976)	(8,057)	9
Total operating income	$89,173	$66,978	$22,195	33%
The increase in the ES segment operating income is primarily due to higher subscription revenues as a result of the ongoing shift toward SaaS arrangements for both new and existing clients, along with growth in certain transaction-based revenues. These increases are partially offset by lower revenue from software licenses, maintenance, and hardware and other. Also offsetting the increase in segment operating income are higher expenses related to a shift in new product development initiatives from capitalized development projects to projects that are expensed to research and development.
The increase in the PT segment operating income is primarily due to growth in transaction-based revenues and a reduction in headcount in sales and marketing personnel, partially offset by higher merchant fees.
The increase in Corporate unallocated is primarily due to higher share-based compensation expense. For the three months ended March 31, 2025, total share-based compensation expense grew $10.8 million compared to the prior period, generally due to a higher stock price for share-based awards issued in the current period. This increase was partially offset by the decline in amortization of other intangibles compared to the prior period due to the impact of certain trade name intangible assets becoming fully amortized as a result of accelerated amortization expense in 2024.
See Note 3 “Segment and Related Information” for a reconciliation between our operating segment and consolidated financial results for the periods presented.
Interest expense
The following table sets forth a comparison of our interest expense for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Interest expense	$(1,246)	$(2,184)	$938	(43)%
Interest expense is comprised of interest expense and non-usage and other fees associated with our borrowings. The change in interest expense in the three months ended March 31, 2025, compared to the prior period is primarily attributable to lower interest incurred as a result of our repayment of the Term Loans in early 2024.

Other income, net
The following table sets forth a comparison of our other income, net, for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Other income, net	$7,363	$1,845	$5,518	299%
Other income, net, is primarily comprised of interest income from invested cash. The change in other income, net, in the three months ended March 31, 2025, compared to the prior period is due to increased interest income generated from higher invested cash balances in 2025 compared to 2024.
Income tax provision
The following table sets forth a comparison of our income tax provision for the three months ended March 31 ($ in thousands):

	Three Months Ended		Change
	2025	2024	$	%
Income tax provision	$14,238	$12,469	$1,769	14%

Effective income tax rate	14.9%	18.7%
The decrease in the effective tax rate for the three months ended March 31, 2025, as compared to the prior period, is due to an increase in excess tax benefits related to stock incentive awards in the current year, a less significant impact from non-deductible business expenses, liabilities for uncertain tax positions and state taxes, partially offset by a less significant impact from research tax credit benefits.
The effective income tax rates for the periods presented are different from the statutory United States federal income tax rate of 21% primarily due to the tax benefits of research tax credits and excess tax benefits related to stock incentive awards, offset by state income taxes, liabilities for uncertain tax positions, and non-deductible business expenses.

FINANCIAL CONDITION AND LIQUIDITY
As of March 31, 2025, we had cash and cash equivalents of $705.7 million, compared to $744.7 million as of December 31, 2024. We also had $104.7 million invested in investment grade corporate bonds, U.S. Treasuries and asset-backed securities as of March 31, 2025. These investments have varying maturity dates through 2027 and are held as available-for-sale. Net cash provided by operating activities continues to be our primary source of funds to finance operating needs and capital expenditures. Other potential capital resources include cash on hand, public and private issuances of debt or equity securities, and our revolving credit facility. It is possible that our ability to access the capital and credit markets in the future may be limited by economic conditions or other factors. We believe that our cash on hand, cash provided by operating activities, and available credit are sufficient to fund our working capital requirements and capital expenditures for at least the next twelve months.
The following table sets forth a summary of cash flows for the three months ended March 31 ($ in thousands):

	2025	2024
Cash flows provided (used) by:
Operating activities	$56,158	$71,839
Investing activities	(96,169)	(12,681)
Financing activities	1,019	(36,414)
Net (decrease) increase in cash and cash equivalents	$(38,992)	$22,744
For the three months ended March 31, 2025, operating activities provided cash of $56.2 million, compared to $71.8 million in the three months ended March 31, 2024. Operating activities that provided cash were primarily comprised of net income of $81.1 million, non-cash depreciation and amortization charges of $34.6 million, non-cash share-based compensation expense of $37.7 million, and non-cash amortization of operating lease right-of-use assets of $2.3 million. Changes in working capital, excluding cash, decreased cash provided by operating activities by approximately $99.5 million, mainly due to the decline in deferred revenue balances, timing of prepaid renewals, timing of bonus payments, timing of payroll related tax payments, and decreases in operating lease liabilities and deferred taxes associated with stock option activity during the period. These decreases were offset by the timing of income tax payments and timing of collections of annual maintenance renewals and subscription renewal billings that are billed in the fourth quarter. In general, changes in deferred revenue are cyclical and primarily driven by the timing of our maintenance and subscription renewal billings. Our renewal dates occur throughout the year, but our largest maintenance billing cycles occur in the second and fourth quarters. Subscription renewals are billed throughout the year.
Investing activities used cash of $96.2 million in the three months ended March 31, 2025, compared to $12.7 million in the three months ended March 31, 2024. On January 31, 2025, we acquired MyGov, LLC (“MyGov”), a provider of SaaS platform solutions for community development. The total purchase price, net of cash acquired of $215,000, was approximately $18.2 million, subject to certain post-closing adjustments including a working capital holdback of $210,000. We invested $72.0 million and received $1.8 million in proceeds from investment grade corporate bonds, U.S. Treasuries and asset-backed securities. Approximately $5.6 million of software development costs were capitalized. Approximately $2.3 million was invested in property and equipment.
Financing activities provided cash of $1.0 million in the three months ended March 31, 2025, compared to used cash of $36.4 million in the three months ended March 31, 2024. We received $1.5 million from stock option exercises, net of withheld shares for taxes, upon equity awards settlement, and $4.0 million from employee stock purchase plan activity. We also paid $4.5 million in cash for long-term indemnity holdbacks related to prior acquisitions.
In February 2019, our Board of Directors authorized the repurchase of an additional 1.5 million shares of our common stock. The repurchase program, which was approved by our Board of Directors, was originally announced in October 2002 and was amended at various times from 2003 through 2019. As of April 25, 2025, we have authorization from our Board of Directors to repurchase up to 2.1 million additional shares of our common stock. Our share repurchase program allows us to repurchase shares at our discretion. Market conditions, as well as the volume of employee stock option exercises, influence the timing of the buybacks and the number of shares repurchased. Share repurchases are generally funded using our existing cash balances and borrowings under our credit facility and may occur through open market purchases and transactions structured through investment banking institutions, privately negotiated transactions and/or other mechanisms. There is no expiration date specified for the authorization.

On September 25, 2024, the Company entered into a $700.0 million credit agreement with the various lender parties thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender, and Issuing Lender (the “2024 Credit Agreement”). The 2024 Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount of up to $700.0 million, including subfacilities for standby letters of credit and swingline loans. The 2024 Credit Agreement matures on September 25, 2029, and loans may be prepaid at any time, without premium or penalty, subject to certain minimum amounts and payment of any SOFR breakage costs. The 2024 Credit Agreement replaced Tyler’s previous $500.0 million unsecured credit facility under the credit agreement dated April 21, 2021, among the Company and various lenders party thereto (the “2021 Credit Agreement”), which was scheduled to mature in April 2026.
We have no outstanding borrowings under the 2024 Credit Agreement, with an available borrowing capacity of $700.0 million as of March 31, 2025.
As of March 31, 2025, we had $600.0 million in outstanding principal for the Convertible Senior Notes due in 2026.
We will settle any conversions of Convertible Senior Notes either entirely in cash or in a combination of cash and shares of our common stock, at our election. As of March 31, 2025, none of the conditions allowing holders of the Convertible Senior Notes to convert have been met.
In the three months ended March 31, 2025, and 2024, we paid interest of $1.0 million and $1.7 million, respectively. See Note 8, “Debt,” to the condensed consolidated financial statements for discussions of the Convertible Senior Notes and the 2024 Credit Agreement.
We received income tax refunds, net of taxes paid, of $323,000 and $680,000 in the three months ended March 31, 2025, and 2024, respectively.
We anticipate that 2025 capital spending will be between $32.0 million and $34.0 million, including approximately $19.0 million of software development. We expect the majority of the other capital spending will consist of computer equipment and software for infrastructure replacements and expansion. Capital spending and cash tax payments are expected to be funded from existing cash balances and cash flows from operations.
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
There were no material changes to our future minimum contractual obligations since December 31, 2024, as previously disclosed in our 2024 Annual Report on Form 10-K filed with the SEC on February 19, 2025. Our estimated future obligations consist of debt, uncertain tax positions, leases, and purchase commitments as of March 31, 2025. Refer to Note 8, “Debt,” Note 11, “Income Tax,” Note 14, “Leases,” and Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for related discussions.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may affect us due to adverse changes in financial market prices and interest rates.
As of March 31, 2025, we had no outstanding borrowings under our 2024 Credit Agreement and available borrowing capacity under the 2024 Credit Agreement was $700.0 million.
Loans under the revolving credit facility will bear interest, at the Company’s option, at a per annum rate of either (1) the Administrative Agent’s prime commercial lending rate (subject to certain higher rate determinations) plus a margin of 0.125% to 0.75% or (2) the one-, three-, or six-month SOFR rate plus a margin of 1.125% to 1.75%.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, one should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K filed on February 19, 2025. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the three months ended March 31, 2025, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
None
ITEM 5. Other Information
(c) Trading Plans
On March 6, 2025, Lynn H. Moore executed a Rule 10b5-1 trading plan under which trading may not begin until June 10, 2025 and that terminates no later than February 9, 2026. Additional information is available in the Form 8-K filed on March 11, 2025. No other director or officer has a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement in place as of April 25, 2025.

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
Date: April 25, 2025